Form 10-K
period 1993-12-25
CLAIBORNE LIZ INC
filed 1994-03-24
CIK 352363

                          SECURITIES AND EXCHANGE COMMISSION            Exhibit Index
                                  Washington, D.C. 20549                is on Page 54

                                         FORM 10-K

            [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 25, 1993 OR

            [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ............ to................

Commission File Number 0-9831
                                    LIZ CLAIBORNE, INC.
                  (Exact name of registrant as specified in its charter)

                    Delaware                                13-2842791
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification Number)

            1441 Broadway, New York, New York                  10018
         (Address of principal executive offices)           (Zip Code)

             Registrant's telephone number, including area code:  212-354-4900
                Securities registered pursuant to Section 12(b) of the Act:
            Title of class                Name of each exchange on which registered

  Common Stock, par value $1 per share                New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:  None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X   ]

            Based upon the closing sale price on the New York Stock Exchange composite tape on March 1, 1994, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $1,684,727,949.

            Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 1, 1994: 78,850,487 shares.

                           Documents Incorporated by Reference:

            Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 12, 1994 - Part III.

/TABLE

PART I

Item 1.   Business.

Overview

            Liz Claiborne, Inc. designs, contracts for the manufacture of, and markets an extensive range of women's and men's apparel and related products, including accessories, shoes and jewelry. The Company believes that it is the largest "better" women's sportswear and dress company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items but are priced in the "better" apparel range. Women's sportswear is offered under the Company's various trademarks, including LIZ CLAIBORNE, LIZ, COLLECTION, LIZSPORT, LIZWEAR, ELISABETH, LIZ & CO. and its triangular logo mark. The Company offers a higher priced "bridge" line of women's sportswear and dresses under the Company's DANA BUCHMAN label as well as collections of men's sportswear and furnishings under the CLAIBORNE trademark. In 1992, as part of a strategy to enter the lower-priced "contemporary" and "moderate" women's apparel markets, the Company acquired THE VILLAGER, CRAZY HORSE and RUSS trademarks. The Company offers women's fragrance collections under the LIZ CLAIBORNE, REALITIES and VIVID trademarks and men's fragrance collections under the CLAIBORNE FOR MEN trademark. The Company also operates 56 retail specialty stores offering collections of casual women's sportswear under the Company's FIRST ISSUE trademark, as well as 19 LIZ CLAIBORNE retail specialty shops and four ELISABETH retail specialty shops. During 1993, the Company further expanded its international distribution into a number of new markets.

            At March 1, 1994, the Company's order book reflected unfilled customer orders for approximately $450 million of merchandise, as compared to approximately $507 million at March 1, 1993. Order book data at any given date is materially affected by the timing of recording orders and of shipments. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

            As used herein, the term the "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries, and its predecessor New York corporation (incorporated in 1976).

Narrative Description of Business

            All of the Company's products are designed by in-house staffs. Apparel division personnel meet regularly with representatives of the Company's Accessories, Shoe and Jewelry Divisions and the Company's various licensees to ensure that Liz Claiborne items are coordinated with one another.


            Substantially all items in each sportswear collection are sold as "separates" rather than as ensembles, such as suits. However, each collection is structured, through the use of related styles, color schemes and fabrics, to enable the consumer to assemble outfits consisting of separate items which are designed to be worn together. By offering similar or related styles, color schemes and fabrics over an extended period, the Company intends to provide the consumer with a wardrobe which can be coordinated with other Company items from season to season.

The following is a comparison of net sales by product/division for each of the five fiscal years ended December 25, 1993.

                                                            (Dollars in Millions)
                                            1993        1992        1991        1990        1989

Sportswear-Misses . . . . . . . . . . . . $  878.0    $  947.7    $  903.7    $  782.4    $  682.7
Sportswear-Petites  . . . . . . . . . . .    253.5       268.5       250.7       216.6       164.8

      Total Women's Sportswear. . . . . .  1,131.5     1,216.2     1,154.4       999.0       847.5

Accessories . . . . . . . . . . . . . . .    172.4       144.9       129.9       159.4       167.5
Elisabeth . . . . . . . . . . . . . . . .    143.5       161.0       130.5        53.4        10.9*
Dresses and Suits . . . . . . . . . . . .    130.0       171.3       180.3       164.4       143.4
Outlet Stores . . . . . . . . . . . . . .    122.4       113.9        84.7        62.1        39.1
Retail Specialty Stores . . . . . . . . .    114.4        92.9        77.4        58.7        32.9
Liz & Co. . . . . . . . . . . . . . . . .     91.9        96.4        75.9        58.8         8.5*
Dana Buchman. . . . . . . . . . . . . . .     90.2        73.5        28.9        16.8        15.3
Cosmetics . . . . . . . . . . . . . . . .     88.4        72.7        75.0        73.6        60.2
Men's Sportswear and Furnishings. . . . .     80.7        94.0       124.6       122.3       123.8
Russ Group. . . . . . . . . . . . . . . .     78.7        21.2*       ----        ----        ----
Shoes . . . . . . . . . . . . . . . . . .     55.5        46.4        39.9        13.2*       ----
Jewelry . . . . . . . . . . . . . . . . .     25.0        18.3         6.2         8.6*       ----
Licensing . . . . . . . . . . . . . . . .      3.0         2.9         2.4         3.5         3.7
                                           2,327.6     2,325.6     2,110.1     1,793.8     1,452.8
Intercompany Sales Elimination. . . . . .   (123.3)     (131.3)     (102.9)      (64.9)      (42.1)

      Net Sales . . . . . . . . . . . . . $2,204.3    $2,194.3    $2,007.2    $1,728.9    $1,410.7

Net Sales by Geographic Areas

Domestic  . . . . . . . . . . . . . . . . $2,091.0    $2,092.5    $1,923.6    $1,672.5    $1,377.7
International . . . . . . . . . . . . . .    113.3       101.8        83.6        56.4        33.0

      Net Sales . . . . . . . . . . . . . $2,204.3    $2,194.3    $2,007.2    $1,728.9    $1,410.7




* Partial Year Sales                             - 3 -
/TABLE

            The LIZ CLAIBORNE Women's Sportswear Group, consisting of the Company's COLLECTION, LIZSPORT and LIZWEAR Divisions, offers customers an extensive range of casual to career "better" sportswear products, in both the "misses" and petite size ranges. COLLECTION is polished and professional with desk-to-dinner versatility, and is designed in groups of coordinated separates with broad mix-and-match options. LIZSPORT focuses on casual classics - stylish but not trendy, and is designed for less formal workplaces and for leisure. LIZWEAR features denim and other casual basics with current fashion coordinates.

            The Dress Division markets career, day-into-evening and social occasion dresses as well as suits under the LIZ CLAIBORNE trademark in both the "misses" and petite size ranges. In the first quarter of 1993, the Company's Suit Division was consolidated into the Dress Division.

            The Menswear Division offers its customers a broad selection of related separates as well as furnishings consisting of dress shirts and neckwear under the CLAIBORNE trademark.

            The DANA BUCHMAN Division offers collections of women's bridge sportswear and dresses in "misses" and petite sizes under the Company's DANA BUCHMAN trademark. Products are targeted to sell at prices higher than the Company's other women's sportswear lines, but below those of most "designer" lines. During the first quarter of 1994, this Division began shipping its first collection of large sizes.

            The ELISABETH Division offers collections of women's sportswear and dresses for the large-sized woman under the Company's ELISABETH trademark. It also offers collections of dresses and large-sized apparel in petite proportions.

            The LIZ & CO. Division offers sportswear collections of casual women's knitwear under the Company's LIZ & CO. trademark. During 1993, this Division expanded its offerings to include lines of woven sportswear; these new lines were discontinued during the first quarter of 1994. During the first quarter of 1994, this Division began shipping its first collection in petite sizes.

            During 1993, each of the above Divisions presented four to six seasonal collections.

            As part of its component dressing concept, the Company offers its customers handbags and small leather goods as well as fashion accessories -- scarves, belts, tights, bodywear, socks, hats and hair accessories -- primarily under the LIZ CLAIBORNE trademark. Accessories products coordinate with and supplement the Company's various women's apparel, shoe and jewelry collections.

            The Jewelry Division offers collections of fashion jewelry to complement the Company's women's apparel and accessories lines.

            The Cosmetics Division offers women's fragrance and bath products under the LIZ CLAIBORNE, REALITIES and VIVID trademarks and men's fragrance and grooming accessories under the CLAIBORNE FOR MEN trademark. This Division commenced shipment of its new VIVID line in July 1993.

            The Company's retail specialty store business currently operates 56 FIRST ISSUE stores throughout the United States. The Company is currently planning approximately 20 additional FIRST ISSUE stores for 1994. FIRST ISSUE stores carry collections of women's casual sportswear, accessories and jewelry bearing the various FIRST ISSUE trademarks, with prices generally lower than those of the LIZ CLAIBORNE sportswear lines. FIRST ISSUE merchandise, like LIZ CLAIBORNE sportswear, is designed and presented in concept groups of related separates and also includes basic items. New groups are presented approximately every two weeks. Stores average approximately 3,300 square feet.

            The Shoe Division offers its customers dress and casual shoes which coordinate with its women's LIZ CLAIBORNE apparel collections and accessories. This Division's shoe offerings include fashion (career and casual) shoes and leather and canvas sport shoes. During 1993, this Division discontinued its lines of athletic sneakers.

            In May 1992, as part of a strategy to enter the moderate areas of department and specialty stores as well as chain department stores, the Company purchased THE VILLAGER, CRAZY HORSE and RUSS trademarks. The Company has established separate women's apparel divisions for each of these trademarks. The VILLAGER Division offers career and weekend wear in misses, petites and large sizes, sold through national and regional chain department stores; the CRAZY HORSE Division offers casual and contemporary sportswear, sold through the contemporary areas of department stores as well as to specialty stores; the RUSS Division offers updated career and casual sportswear classics in misses, petites and large sizes sold through the moderate areas of department stores as well as to chain department stores. These Divisions shipped their first collections of products designed under the Company's ownership commencing June 1993. These Divisions represent the Company's entry into a new market; such entry is accompanied by the risks inherent in any new business. The lower-priced apparel business requires methods of operations and marketing strategies different from those employed in the Company's other businesses. As this business is generally a lower margin business, the Company must achieve significant cost efficiencies, in part by using sources of supply different from the Company's current sources. In addition, the buyers and/or store customers for these Divisions are different from the Company's traditional buyers and customers. The Company's competition in this field includes firms with which the Company has not historically competed.


Sales and Marketing

            The Company's wholesale sales are made primarily to department and specialty store customers throughout the United States. Retail sales are also made through the Company's FIRST ISSUE, LIZ CLAIBORNE and ELISABETH retail stores and through outlet stores as well as to international customers, direct-mail catalogue companies, military exchanges and other outlets. During 1993, the Company's international distribution was expanded to additional markets; at year end, LIZ CLAIBORNE products were being sold in over 40 markets outside of the United States. In addition, product offerings in the United Kingdom, Canada and other countries were further expanded. The Company expects to continue expansion to additional markets, primarily in Western Europe, Asia and Latin America.

            The Company currently operates a total of 23 prototype and presentational specialty stores which carry exclusively Company products, in malls throughout the United States: 19 LIZ CLAIBORNE stores and four ELISABETH large-size apparel stores. One of the LIZ CLAIBORNE stores is devoted to LIZ CLAIBORNE shoes and accessories. The apparel stores are of three different types: an approximately 8,000 - 12,000 square foot store under the name LIZ CLAIBORNE, carrying the full line of LIZ CLAIBORNE women's apparel, accessories, jewelry, shoes, sunglasses, hosiery and fragrances; an approximately 6,000 square foot store aimed at career dressing under the name LIZ CLAIBORNE, carrying exclusively the Company's LIZ CLAIBORNE COLLECTION and LIZSPORT sportswear, career dresses, shoes, accessories, jewelry, hosiery and fragrances; and an approximately 4,000 square foot store under the name ELISABETH, carrying exclusively large-size sportswear and dresses under the ELISABETH label. These stores enable the Company to closely track sales and other product data, obtain market information and experiment with new products, visual presentation and new ideas for enhancing customer service. This information is used to help the Company's retail store customers and to more quickly respond to consumer preferences. A number of LIZ CLAIBORNE stores and shops operate in international markets pursuant to retail licenses granted by the Company. During 1993, additional LIZ CLAIBORNE stores and shops opened in the Far East and in 1994 a store was opened in the Middle East. During 1994, the Company plans to grant additional store licenses covering new markets.

            In a number of international markets, the Company operates leased or licensed departments or concessions at leading specialty stores, enabling the Company to better control its image and obtain direct consumer feedback. Leased departments have developed into the Company's primary method of doing business in Western Europe.

            Approximately 85% of 1993 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 1993 and 1992 sales, no single customer accounted for more than 5% of 1993 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the 14 department store customers which were owned at year-end 1993 by The May Department Stores Company accounted for approximately 18% of 1993 and 1992 sales, and sales to the three department store customers which were owned at year-end 1993 by R. H. Macy & Co., Inc. accounted for approximately 8% of 1993 sales and 10% of 1992 sales. R. H. Macy & Co., Inc. and its department store subsidiaries filed for protection under the Federal bankruptcy laws in 1992 and are currently operating under such laws; See Note 8 of Notes to Consolidated Financial Statements. Sales to the eight department store customers which were owned at year-end 1993 by Federated Stores, Inc. accounted for approximately 8% of 1993 and 1992 sales. Many major department store groups have centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its 100 largest customers will continue to account for a great majority of its sales.

            Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. The Company also has arrangements in certain apparel marts and with certain agents and distributors to market specific Company products.

            Orders from the Company's apparel and accessories customers generally precede the related shipping periods by several months. The Company has implemented and continues to expand a reorder business in several divisions to enable customers to reorder certain items for quick delivery.
See "Manufacturing". The Company's largest customers discuss with the Company retail trends and their plans regarding their anticipated levels of total purchases of Company products for future seasons. These discussions are intended to assist the Company in planning the production and timely delivery of its products. The Company continually monitors retail sales in order to assess directly consumer response to its products.

            The Company maintains cooperative advertising programs under which it will generally share the costs of its customers' advertising and promotional expenditures, up to a stated percentage of a customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $47 million in respect of 1993 sales. In addition to cooperative advertising, the Company spent approximately $12 million in 1993 on institutional advertising including the Company's national advertising campaign covering all LIZ CLAIBORNE products and the Company's advertising campaigns for its various fragrances.

            The Company currently operates 58 outlet stores in "outlet centers" comprised primarily of manufacturer-operated stores. These stores generally offer surplus and prior seasons' merchandise; certain stores offer only irregular merchandise. The Company anticipates opening additional outlet stores during 1994.


Manufacturing

            The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

            A very substantial portion of the Company's sales is represented by products produced abroad, primarily in the Far East. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1993, the Company's apparel and apparel related products were manufactured by over 700 suppliers, of which approximately 260 were domestic suppliers, and the balance of which were located in over 50 different countries, mainly in China, Hong Kong, South Korea, the Philippines and Taiwan. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 4% of the Company's purchases of finished products during 1993. Approximately 22% of the Company's 1993 purchases of finished products were manufactured by its ten largest suppliers, as compared to 24% of 1992 purchases. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory.

          The Company obtains fabrics, trimmings and other materials used in its apparel and accessories products in bulk from various suppliers. During 1993, the fabric used in Company apparel products was purchased from approximately 700 suppliers, approximately 430 of which were located abroad, primarily in Hong Kong, South Korea, Italy and Japan. Approximately 29% of the Company's expenditures for fabrics during 1993 were accounted for by its five largest fabric suppliers, as compared to 27% of 1992 purchases, with no single fabric supplier accounting for more than 9% of 1993 fabric expenditures. Generally, the Company does not have any long-term, formal arrangements with any of its current suppliers of raw materials. The Company has a joint venture which supplies certain domestically dyed and finished fabrics. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

            The Company operates under substantial time constraints in producing each of its collections. See "Sales and Marketing". In order to deliver, in a timely manner, merchandise which reflects current tastes, the Company attempts to schedule a substantial portion of its materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, the Company must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. Many of these early commitments are made subject to changes in respect of colors, assortments, sizes and/or delivery dates. The Company is currently planning its product commitments conservatively against 1993 and 1992 levels. If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess merchandise inventories. The Company was left with significant excess merchandise inventory positions during 1993 and into 1994 due to the Company's increased 1993 commitments compared to 1992 and the decreased demand for certain of the Company's apparel at retail.

            Members of the Company's production administration staff monitor production at the facilities which manufacture Company products in order to assure compliance with the Company's specifications and the timely delivery of finished items. Domestic suppliers' operations are monitored by staff members based at the Company's New Jersey facilities; with respect to foreign suppliers' operations, these tasks are performed by Company personnel based at the Company's 20 international offices as well as by independent agents in several countries. During 1994, the Company plans to move technical personnel into, and where appropriate, open offices in, additional countries to supervise production and quality assurance.

            The Company's arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and reval-uations, restrictions on the transfer of funds and, in certain parts of the world, political instability. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations.

Import and Import Restrictions

            Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the Multi Fiber Arrangement ("MFA"), which has been in effect since 1974. The United States has recently concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were under review. Based on these negotiations, the participants have elected to begin a ten-year phase-out of the MFA (possibly beginning as early as July 1, 1995) which will integrate the textile and wearing apparel sections into the General Agreement on Tariffs and Trade ("GATT"). However, the entire Uruguay Round negotiation is subject to legislative approval which will likely be debated in Congress this year. If the aforesaid changes to the MFA are implemented, this will likely result in a modification of current patterns of international trade with respect to apparel and texiles. In addition, there are various United States initiatives pending concerning the trading status of certain countries, which, if enacted, would likely increase the cost of doing business in such countries. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations".)

            In addition, each of the countries in which the Company's products are sold have laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company maintains a program of intensive monitoring of import and quota-related developments. The Company seeks continually to minimize its potential exposure to import and quota-related risks through, among other measures, allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and otherwise, as well as through geographical diversification of its sources of supply.

            In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting textile agreements, could adversely affect the Company's operations.

Trademarks

            The Company utilizes a variety of trademarks on its products, in-cluding LIZ CLAIBORNE, LIZ, CLAIBORNE, LIZWEAR, LIZSPORT, LIZ CLAIBORNE COLLECTION, its triangular logomark, DANA BUCHMAN, FIRST ISSUE, ELISABETH, LIZ & CO., REALITIES, CRAZY HORSE, RUSS, THE VILLAGER, and VIVID. The Company has registered or applied for registration of a multitude of trademarks for use on apparel and apparel-related products, including accessories, cosmetics, shoes and jewelry in the United States as well as a great many foreign territories. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.

Licensing

            The Company has five license agreements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company. The present terms of these agreements (exclusive of renewal terms) expire at various dates through 1999. Current licenses cover women's dress hosiery; women's and men's sunglasses and readers; women's and men's ophthalmic frames for prescription eyewear; and home furnishing products (added in 1994, with first collections expected to be offered in 1995). Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

Competition

            The apparel and related product markets are highly competitive, both within the United States and abroad.

            The Company believes that an ability to effectively anticipate, gauge and respond to changing consumer demands and tastes relatively far in advance as well as an ability to operate within substantial production and delivery constraints (see "Manufacturing") are necessary to compete successfully in this field. Consumer and customer acceptance and support, which depend upon styling, quality (both in material and production), pricing and product identity, are also important aspects of competition. The Company believes that its continued success will depend upon its ability to remain competitive in these areas.

            The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest United States producer of women's "better" sportswear, as well as the largest United States producer of "better" dresses.

Employees

            At December 25, 1993, the Company had more than 7,900 full-time employees, as compared with approximately 7,400 full-time employees at December 26, 1992, virtually all of such increase related to expansion of the Company's retail and outlet operations.




- -10-
As a member of a manufacturers' association, the Company is bound by collective bargaining agreements with affiliates of the International Ladies' Garment Workers' Union ("ILGWU") covering, at December 25, 1993, approximately 2,400 of the Company's full-time United States and Canadian apparel, cosmetics and shoe employees. These collective bargaining agreements expire on various dates through May 1994. The Company is currently renegotiating its contract with the ILGWU in the United States. The Company is also bound by a collective bargaining agreement with a unit of the Amalgamated Clothing and Textile Workers of America covering, at December 25, 1993, approximately 180 of the Company's full-time Accessories Division employees; this agreement expires in September 1994.

            The Company considers its relations with its employees to be satisfactory and has not experienced any interruption of operations due to labor disputes.


Item 2.   Properties.

            The Company's showrooms, sales, merchandising and design staffs, as well as its executive offices, are located at 1441 Broadway, New York, New York, where the Company leases approximately 294,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 92,000 and 24,000 square feet (with terms expiring in 1996 and 2003, respectively).

            The Company owns its approximately 453,000 square foot principal New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain other administrative personnel. The Company has commenced building an approximately 300,000 square foot office facility at this location which is expected to be completed in 1994. The Company presently leases approximately 1,600,000 square feet in 12 other New Jersey warehouse facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on approximately 80 acres in Mt. Pocono, Pennsylvania. The Company's approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site), has been leased to a joint venture comprised of a wholly-owned subsidiary of the Company and an unrelated third party. This facility is used as a dyeing and finishing operation. In 1993, the Company purchased an approximately 290,000 square foot warehouse and distribution facility located on a 124 acre site in Montgomery, Alabama. The Company has options to purchase an additional 80 acres. The Company is the lessee of the Georgia and Alabama facilities pursuant to industrial development financing. The Company also leases showroom, warehouse and office space in various other domestic and international locations.

            The Company leases space for its 79 retail specialty stores (aggregating approximately 355,000 square feet in various malls) and for its 58 outlet stores (aggregating approximately 486,000 square feet).

            The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional warehouse space and office space, will be adequate for its present level of operations. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

            The Company is a party to several pending legal proceedings and claims, including an action styled Fishbaum v. Chazen et al. brought in the United States District Court for the Eastern District of New York in August 1993. The complaint also names as defendants the Company's Chairman, Vice Chairman and former Vice Chairman. Plaintiff seeks compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing March 30, 1993 through and including July 16, 1993. Plaintiff alleges that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts which artificially inflated the market price of the Common Stock during the class period. In October 1993, the Company moved to dismiss the complaint. The Company is also a party to an action styled Ressler et al. vs. Liz Claiborne, Inc. et al., brought in the United States District Court for the Eastern District of New York in March 1994. This complaint names as defendants the Company's Chairman, Vice Chairman and President, former Vice Chairman, Chief Financial Officer, an outside director and other current and/or former members of senior management. The Ressler Complaint makes allegations similar to the Fishbaum Complaint, but seeks damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing September 21, 1992 through and including July 16, 1993. The Company believes that these litigations are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


      Executive Officers of the Registrant.

Information as to the executive officers of the Company is set forth below:


Name                    Age         Position(s)

Jerome A. Chazen         67         Chairman of the Board

Harvey L. Falk           59         Vice Chairman of the Board and President

Linda Larsen German      42         Senior Vice President - President, Women's
                                    Sportswear Group

Jack Listanowsky         46         Executive Vice President - Manufacturing
and
                                    Operations

Samuel M. Miller         56         Senior Vice President - Finance, Chief
                                    Financial and Accounting Officer

Hank Sinkel              48         Senior Vice President - President,
Corporate
                                    Sales Group - U.S.

            Executive officers serve at the discretion of the Board of Directors.

            Mr. Chazen has served in various senior executive positions and as a Director of the Company since 1977. In 1985, he was elected Co-Chairman of the Board of the Company, and became Vice Chairman of the Board in 1987. In 1989, Mr. Chazen became Chairman of the Board. Mr. Chazen also serves on the board of directors of Taubman Centers, Inc., an owner and operator of regional shopping centers.

            Mr. Falk, a certified public accountant, joined the Company in 1982 as Senior Vice President - Finance (Chief Financial and Accounting Officer), and has served as a Director of the Company since 1983. Mr. Falk was elected Executive Vice President - Finance in 1985, and became Executive Vice President -Operations and Corporate Planning in 1987. In 1989, Mr. Falk became Vice Chairman of the Board and President.

            Ms. German joined the Company in 1979 as a sportswear account executive and served in various management positions thereafter. In 1988, she was appointed Vice President - President, Elisabeth Division and in December 1993, she was elected Senior Vice President - President, Women's Sportswear Group.

            Mr. Listanowsky joined the Company in 1981 as a Sweater Merchandiser and served in various management positions thereafter. In 1988, he was promoted to Senior Vice President - Operations. In 1989, he was elected Executive Vice President - Manufacturing and Operations.

            Mr. Miller, a certified public accountant, joined the Company in 1988 as Senior Vice President - Finance (Chief Financial and Accounting Officer) after more than sixteen years in various senior financial positions within the apparel industry.

            Mr. Sinkel joined the Company in 1983 as Vice President - Sales, Dress Division. In 1988, he was elected Senior Vice President - Misses Sportswear, Sales and in 1992, he was elected Senior Vice President - President, Misses and Petites Sportswear. Mr. Sinkel was elected Senior Vice President - President, Corporate Sales Group - U.S. in December 1993.

                                          PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

            The Company's Common Stock trades on the New York Stock Exchange ("NYSE")
under the symbol LIZ.  The table below sets forth the high and low closing sales prices of the Common Stock for the periods indicated.
      Calendar Period         High              Low

            1993:

        1st Quarter           42 3/8            32 3/4
        2nd Quarter           37 1/4            30
        3rd Quarter           31 1/2            19 3/4
        4th Quarter           24 1/4            18 1/8

            1992:

        1st Quarter           46 1/2            38 1/4
        2nd Quarter           39 3/4            32 3/4
        3rd Quarter           39 7/8            33 1/8
        4th Quarter           43 1/2            36 1/4

            On March 15, 1994, the closing sale price of the Common Stock was $22 3/4 and the approximate number of record holders of Common Stock was 14,915.

            The Company has paid regular quarterly cash dividends since May 1984.
Quarterly dividends for the last two fiscal years were paid as follows:

      Calendar Period               Dividends Paid per Common Share

           1993:

        1st Quarter                       $.10
        2nd Quarter                       $.1125
        3rd Quarter                       $.1125
        4th Quarter                       $.1125

           1992:

        1st Quarter                       $.0875
        2nd Quarter                       $.10
        3rd Quarter                       $.10
        4th Quarter                       $.10

            The Company plans to continue paying quarterly cash dividends on its Common
Stock.  The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

            In 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions.  From time to time thereafter, the Board has authorized additional repurchases.  Through February 28, 1994, the Company had expended approximately $348 million of the $350 million authorized under its stock repurchase program, purchasing an aggregate of 11,623,000 shares.



Item 6.     Selected Financial Data.

            The following table sets forth certain information regarding the  Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

              (All dollar amounts in thousands except per common share data)
                     1993        1992        1991        1990        1989

Net sales         $2,204,297  $2,194,330  $2,007,177  $1,728,868  $1,410.677
Gross profit         750,916     830,116     799,675     698,033     568,941
Net income           126,924*    218,824     222,748     205,800     164,591
Working capital      750,001     832,789     763,851     608,718     537,107
Total assets       1,236,338   1,256,308   1,170,645     984,505     848,523
Long-term debt
 excluding
 current portion       1,334       1,434       1,615      15,131      15,643
Stockholders'
 equity              978,291     997,775     909,599     713,149     611,662
Earnings per
 common share           1.56*       2.61        2.61        2.37        1.87
Book value at
 year-end              12.41       12.05       10.67        8.39        6.94
Dividends paid
 per common share        .44         .39         .33         .24         .19
Weighted average
 common shares
 outstanding      81,509,120  83,965,342  85,457,204  86,783,880  87,907,023



















* Includes cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share.



Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.

Results of Operations

The following table sets forth items in the Consolidated Statements of Income as a percent of net sales and the percentage change of those items as compared to the prior year.



                                       Percent of Net                  Year to Year
                                           Sales                    Percentage Change

   Fiscal Years                   1993        1992        1991      1993 vs.    1992 vs.
                                                                    1992        1991

NET SALES                              100.0%      100.0%      100.0%        0.5%        9.3%

 Cost of goods sold               65.9        62.2        60.2         6.5        13.0

GROSS PROFIT                      34.1        37.8        39.8        (9.5)        3.8

 Selling, general and
 administrative expenses          25.8        23.1        23.4        12.0         7.7

OPERATING INCOME                         8.3        14.7        16.4       (43.4)       (1.8)

 Investment and other
 income-net                               .7          .9         1.1       (16.5)      (12.6)

INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING
 PRINCIPLE                               9.0        15.6        17.5       (41.9)       (2.5)

  Provision for income taxes             3.3         5.6         6.4       (40.3)       (3.8)

INCOME BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                    5.7        10.0        11.1       (42.7)       (1.8)

 Cumulative effect of a
  change in the method
  of accounting for
  income taxes                     0.1          --          --         --           --

NET INCOME                               5.8%       10.0%       11.1%      (42.0)       (1.8)









Results of Operations
continued

            The Company's net sales for 1993 were $2.20 billion, compared to $2.19 billion in 1992 and $2.01 billion in 1991.  The 1993 net sales results primarily reflected the inclusion of full year results of the RUSS, THE VILLAGER and CRAZY HORSE Divisions
(collectively, the "Russ Divisions") acquired in May 1992, higher unit volume within the
Accessories and DANA BUCHMAN Divisions, as well as the introduction of the Company's third women's fragrance, VIVID, offset by decreases across the Company's remaining wholesale apparel operations.  These decreases, primarily in the Misses and Petite sportswear group, reflect substantially lower average unit selling prices, as the Company was required to liquidate significant excess inventory positions and also continued to lower initial selling prices.  The 1993 results also reflect the delay of certain shipments of Spring season merchandise into 1994.

            The 1992 increase in net sales resulted in large part from higher unit sales volume within the Company's wholesale apparel operations.  The Company's Misses and Petite sportswear posted significant gains as did the DANA BUCHMAN, ELISABETH and LIZ & CO.
Divisions.  Also contributing to the sales increase were the addition of the Russ
Divisions, the continued expansion of the Company's outlet stores and increased demand for the Company's Accessories and Jewelry Divisions' product offerings as well as the first-
year sales of the Suit Division.  These increases were partially offset by decreased volume within the Menswear and Dress Divisions as well as slightly lower average initial selling prices which were reduced in order to maintain consumer value and market share.

            Gross profit expressed as a percentage of net sales was 34.1% in 1993, compared to 37.8% in 1992 and 39.8% in 1991.  The 1993 decline reflects margin erosion across substantially all the wholesale apparel divisions, principally due to a lower proportion of regular price sales within the Misses and Petite sportswear group and the
Dress Division.  Also contributing to the margin decreases were higher markdowns within the Outlet and Retail Divisions, contributing to operating losses in these divisions, as well as the higher proportion of net sales represented by the Russ Divisions, which are lower margin businesses.  The decrease in gross margin was partially offset by the higher proportion of net sales represented by, and higher margins within, the Accessories and
Cosmetics Divisions, which sales normally carry a higher gross margin than the Company's other businesses.  The 1992 decrease in gross profit percentage reflected lower margins across the wholesale apparel divisions due to a lower proportion of regular price sales, primarily within the Dress and Menswear Divisions.  Also contributing to the lower gross profit percentage were lower sales and gross margins within the Cosmetics Division, due to changes in the business mix, as well as the inclusion of the sales of the Russ Divisions.

            Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress.
Although it is unclear whether any new legislation will be proposed and enacted into law, it appears likely, particularly in light of the current administration, that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation
("MFN") treatment for the People's Republic of China ("PRC"), which, if enacted, would increase the cost of products purchased from suppliers in such countries.  The PRC's MFN treatment was renewed in July 1993 for an additional year.  In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.




Results of Operations
continued

            Selling, general and administrative expenses increased by $60.7 million in
1993 over 1992 and by $36.5 million in 1992 over 1991.  These expenses represented 25.8%
of net sales in 1993 as compared to 23.1% in 1992 and 23.4% in 1991.  The 1993 dollar increase in expenses resulted primarily from the inclusion and expansion of the operations of the Russ Divisions, the continued expansion of the Company's retail, outlet and international operations and increased costs associated with the introduction of the new
VIVID fragrance.  The 1992 dollar increase in expenses resulted primarily from additional employee related costs associated with the continued expansion of the Company's outlet and retail operations, the start up of the Company's Russ and Suit Divisions, and the expansion of the DANA BUCHMAN, ELISABETH and Shoe Divisions as well as international operations.

            Investment and other income-net decreased on a year-to-year basis by $3.2 million in 1993 and $2.8 million in 1992.  These decreases were due to a decrease in the
Company's portfolio of cash equivalents and marketable securities reflecting in part the
Company's stock repurchase program and higher excess inventories carried in the second half of the year as well as declining interest rates realized on the Company's investment portfolio.  The 1992 decrease was partially offset by a reduction in interest expense due to the retirement of long-term debt.

            As a result of the factors described above, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle expressed as a percentage of net sales was 9.0% in 1993, compared to 15.6% in 1992 and
17.5% in 1991.  The provision for income taxes was 3.3% in 1993, 5.6% in 1992 and 6.4% in
1991, reflecting the changes in pre-tax income and in 1993 federal statutory rates, as well as a declining effective tax rate attributable to a larger proportion of tax advantaged investment income in 1993 and 1992 compared to 1991.

            The Company adopted the Financial Accounting Standards Board Statement No. 109
"Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal year 1993.  The cumulative effect on prior years of this accounting change is reflected in the consolidated statements of income as a one-time increase in net income of $1.6 million, or $.02 per common share.  The effects of this change are discussed in the accompanying notes to the consolidated financial statements.

            Net income expressed as a percentage of net sales was 5.8% in 1993, compared with 10.0% in 1992 and 11.1% in 1991.  The 1993 and 1992 decreases were due primarily to lower operating margins and lower investment and other income-net, offset in part by a lower provision for income taxes.

            The earnings per common share computations reflect a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

            As previously announced, the Company expects that its results of operations will continue to be negatively impacted by the overall weakness in demand for women's apparel at retail at least through the first half of 1994.











Financial Position, Capital Resources and Liquidity

            The Company's financial position remained strong throughout 1993.  At year end, cash, cash equivalents and marketable securities were $309.3 million, compared to
$425.6 million at the end of fiscal 1992 and $471.5 million at the end of fiscal 1991.
Working capital decreased to $750.0 million at 1993 year end, compared to $832.8 million at 1992 year end and $763.9 million at 1991 year end.  The increase in 1993 year-end inventory levels over the prior year end reflect incremental inventories resulting from the expansion of the Russ Divisions, the expansion of an in-stock program in several divisions as well as higher than normal excess wholesale apparel inventories.

            As of February 28, 1994, the Company had expended approximately $348 million of the $350 million authorized under its stock repurchase program, purchasing an aggregate of 11,623,000 shares.

            The Company's anticipated capital expenditures for 1994 currently approximate
$90 million.  These expenditures consist primarily of certain building and equipment expenses, including expansion of and improvements to the Company's North Bergen, New
Jersey office facility, as well as distribution facilities in Pennsylvania and Alabama, leasehold improvements of new stores for the Company's Retail Divisions, and the upgrading of data processing systems.  These expenditures will be financed through available capital and future earnings.  Increased working capital needs will be met by current funds.  Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $340 million at December 26, 1992 to $295 million subsequent to December 25, 1993 to reduce excess lines.  The Company expects to be able to further adjust these lines as required.


Inflation

            The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales and profitability.



Item 8.     Financial Statements and Supplementary Data.

            Information called for by this Item 8 is included following the "Index to
Consolidated Financial Statement Schedules" appearing at the end of this Annual Report on
Form 10-K.


Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.

            None.













                                         PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Information with respect to Executive Officers of the Company is set forth in
Part I of this Annual Report on Form 10-K.

          Information with respect to Directors of the Company which is called for by this
Item 10 is incorporated by reference to the information set forth under the heading
"Election of Directors" in the Company's Proxy Statement relating to its 1994 Annual
Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1994 Proxy
Statement").


Item 11.  Executive Compensation.

          Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1994
Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners"
and "Security Ownership of Management" in the Company's 1994 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

          Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain
Relationships and Related Transactions" in the Company's 1994 Proxy Statement.



                                          PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1.    Financial Statements.


                                                            PAGE REFERENCE
                                                            1993 FORM 10-K


      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-2

      FINANCIAL STATEMENTS
        Consolidated Balance Sheets of
         December 25, 1993 and December 26, 1992                  F-3

        Consolidated Statements of Income for the
         Three Fiscal Years Ended December 25, 1993               F-4

        Consolidated Statements of Stockholders' Equity
         for the Three Fiscal Years Ended December 25, 1993       F-5

        Consolidated Statements of Cash Flows for the
         Three Fiscal Years Ended December 25, 1993               F-6

        Notes to Consolidated Financial Statements            F-7 to F-19

      UNAUDITED QUARTERLY RESULTS                                 F-20


      2.    Financial Statement Schedules.


      SUPPLEMENTAL SCHEDULE

        I -- Marketable Securities - Other Investments       F-21 to F-26








NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

      3.    Exhibits.
Exhibit
  No.                                         Description

3(a)        -     Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 26, 1993.

3(b)        -     By-laws of Registrant, as amended (incorporated herein by
                  reference from Exhibit 3(b) to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 26, 1992 [the "1992
                  Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par value
                  $1.00 per share (incorporated herein by reference from Exhibit
                  4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated December 7, 1988, as amended, between
                  Registrant and First Chicago Trust Company of New York, as Rights
                  Agent (successor to The Chase Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d) to Registrant's Report on
                  Form 8-A dated January 29, 1991.

4(b)(i)     -     Amendment to Rights Agreement, dated March 1990, between
                  Registrant and First Chicago Trust Company of New York, as Rights
                  Agent (successor to The Chase Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 30, 1989).

4(b)(ii)    -     Amendment to Rights Agreement, dated as of January 24, 1992, between Registrant and First Chicago Trust Company of New York, as
                  Rights Agent (incorporated herein by reference from Exhibit
                  4(b)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)       -     Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+      -     Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(p) of Registrant's Registration
                  Statement on Form S-1, Registration No. 2-71806, in the form it was declared effective).

10(b)(i)+   -     Amendment to the 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(b)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [the
                  "1988 Annual Report"]).









+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).


Exhibit
  No.                                         Description

10(c)+      -     Amended form of Option Agreement under Liz Claiborne, Inc. 1981
                  Stock Option Plan (incorporated herein by reference from Exhibit
                  10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1981).

10(d)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(hh) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1983 [the "1983
                  Annual Report"]).

10(d)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to the 1988 Annual Report).

10(e)+      -     Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                  Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1984).

10(e)(i)+   -     Amended Form of Option Agreement under the 1984 Option Plan
                  (incorporated herein by reference from Exhibit 10(e)(i) to the
                  1992 Annual Report).

10(f)+      -     Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit 10(f) to the 1989 Annual Report), and related Trust Agreement (incorporated herein by reference from Exhibit 10(f) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 27, 1986).

10(g)+      -     Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(g)(i)+*  -     Amendment Nos. 3 and 4 to the Savings Plan.

10(h)+      -     Amended and Restated Liz Claiborne Profit-Sharing Retirement Plan
                  (the "Profit-Sharing Plan") (incorporated herein by reference from
                  Exhibit 10(h) to the 1992 Annual Report).

10(i)       -     Trust Agreement related to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual
                  Report).










* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).


Exhibit
  No.                                         Description

10(i)(i)+*  -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan.

10(j)       -     Collective Bargaining Agreement, dated June 1, 1991, between New
                  York Shirt and Sportswear Association, Inc. (of which Registrant is a member) and International Ladies' Garment Workers' Union,
                  Amalgamated Ladies' Garment Cutters' Union, Local 10, I.L.G.W.U.
                  and Blouse, Skirt and Sportswear Workers' Union, Local 23-25,
                  I.L.G.W.U (incorporated herein by reference from Exhibit 10(j) to the 1992 Annual Report).

10(k)       -     Collective Bargaining Agreement, dated September 1, 1991, between the Joint Board of Shirt, Leisurewear, Robe, Glove and Rainwear
                  Workers Union of Amalgamated Clothing Workers of America and Liz
                  Claiborne Accessories (incorporated herein by reference from
                  Exhibit 10(k) to the 1991 Annual Report).

10(l)       -     Executive Liability and Indemnification Policy No. 81035379D, with
                  Chubb Group of Insurance Companies (the "Insurance Policy")
                  (incorporated herein by reference from Exhibit 10(l) to the 1992
                  Annual Report).

10(l)(i)*   -     Summary of Extension of the Insurance Policy.

10(m)+*     -     Description of 1993 Salaried Employee Incentive Bonus Plan.

10(n)       -     Lease, dated as of January 1, 1990 for premises located at 1441
                  Broadway, New York, New York between Liz Claiborne, Inc. and
                  Lechar Realty Corp. (incorporated herein by reference from Exhibit
                  10(n) to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 29, 1990).

10(o)+      -     Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan
                  (the "Directors Plan") (incorporated herein by reference from
                  Exhibit 10(o) to the 1991 Annual Report).

10(o)(i)+*  -     Amendment No. 1 to the Directors Plan.

10(p)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                  (incorporated herein by reference from Exhibit 10(p) to the 1991
                  Annual Report).









* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                         Description

10(p)(i)+*  -     Amendment No. 1 to the 1992 Plan.

10(q)+      -     Form of Option Agreement under the 1992 Plan for premium- priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(r)+      -     Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(s)+      -     Description of unfunded deferred compensation arrangement for
                  Jerome A. Chazen (incorporated herein by reference from Exhibit
                  10(s) to the 1992 Annual Report).

10(t)+*     -     Description of Supplemental Life Insurance Plans.

10(u)+      -     Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(v)+*     -     Description of the Liz Claiborne 162(m) Cash Bonus Plan.

10(w)+*     -     Description of the Liz Claiborne Supplemental Executive Retirement
                  Plan.

22*         -     List of Registrant's Subsidiaries.

24*         -     Consent of Independent Public Accountants.

28*         -     Undertakings.



(b)   Reports on Form 8-K.

            Not applicable.
















* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March
23, 1994.

                                          LIZ CLAIBORNE, INC.


                                          By /s/Samuel M. Miller
                                                Samuel M. Miller,
                                                Senior Vice President-Finance/
                                                Principal Financial and
                                                Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 23, 1994.

Signature                                       Title


/s/Jerome A. Chazen           Chairman of the Board, Principal Executive
   Jerome A. Chazen           Officer and Director


/s/Harvey L. Falk             Vice Chairman of the Board, President and
   Harvey L. Falk             Director


/s/Lee Abraham
   Lee Abraham                Director


/s/Leonard Boxer
   Leonard Boxer              Director


/s/Ann M. Fudge
   Ann M. Fudge               Director


/s/J. James Gordon
   J. James Gordon            Director


/s/Sherwin Kamin
   Sherwin Kamin              Director


/s/Kay Koplovitz
   Kay Koplovitz              Director


/s/Louis Lowenstein
   Louis Lowenstein           Director

                          INDEX




                        LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                        Page
                                                                       Number

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2


FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  December 25, 1993 and December 26, 1992                               F-3

 Consolidated Statements of Income for the
  Three Fiscal Years Ended December 25, 1993                            F-4

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended December 25, 1993                    F-5

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended December 25, 1993                    F-6

 Notes to Consolidated Financial Statements                         F-7 to F-19


UNAUDITED QUARTERLY RESULTS                                             F-20


SUPPLEMENTAL SCHEDULE:

 I -- Marketable Securities - Other Investments                     F-21 - F-26






NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc.
(a Delaware corporation) and subsidiaries as of December 25, 1993 and December 26,
1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 25, 1993.
These financial statements and the schedule referred to below are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25,
1993 in conformity with generally accepted accounting principles.

As explained in Notes 1 and 6 to the consolidated financial statements, effective
December 27, 1992, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







New York, New York
February 11, 1994

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries
All amounts in thousands except share data               December 25, 1993 December 26, 1992
Assets
 Current Assets:
    Cash and cash equivalents                                   $ 104,720        $  130,721
    Marketable securities                                         204,571           294,892
    Accounts receivable - trade                                   174,435           200,183
    Inventories                                                   436,593           385,879
    Deferred income tax benefits                                   15,065            13,907
    Other current assets                                           69,055            55,384
         Total current assets                                   1,004,439         1,080,966

 Property and Equipment - net                                     202,068           145,695
 Other Assets                                                      29,831            29,647
                                                               $1,236,338        $1,256,308
Liabilities and Stockholders' Equity
 Current Liabilities:
    Accounts payable                                           $  141,126        $  138,738
    Accrued expenses                                               97,765            87,330
    Income taxes payable                                           15,547            22,109
        Total current liabilities                                 254,438           248,177

 Long-Term Debt                                                     1,334             1,434
 Deferred Income Taxes                                              2,275             8,922
 Commitments and Contingencies
 Stockholders' Equity:
     Preferred stock, $.01 par value, authorized shares-
       50,000,000, issued shares-none                                  --                --
     Common stock, $1 par value, authorized shares -
       250,000,000, issued shares - 88,218,617                     88,219            88,219
     Capital in excess of par value                                56,699            55,528
     Retained earnings                                          1,123,413         1,034,280
     Cumulative translation adjustment                             (1,279)           (1,410)
                                                                1,267,052         1,176,617
     Common stock in treasury, at cost - 9,371,217 shares in 1993 and
       5,436,864 shares in 1992                                  (288,761)         (178,842)

          Total stockholders' equity                              978,291           997,775
                                                               $1,236,338        $1,256,308
The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries                        Fiscal Years Ended


All dollar amounts in thousands except per common share dataDecember 25,December 26,  December 28,
                                                                1993           1992           1991
Net Sales                                                 $2,204,297     $2,194,330     $2,007,177
  Cost of goods sold                                       1,453,381      1,364,214      1,207,502
Gross Profit                                                 750,916        830,116        799,675
  Selling, general and administrative expenses               568,286        507,541        471,060
Operating Income                                             182,630        322,575        328,615
  Investment and other income - net                           16,151         19,349         22,133
Income Before Provision for Income Taxes and Cumulative
   Effect of a Change in Accounting Principle                198,781        341,924        350,748
  Provision for income taxes                                  73,500        123,100        128,000
Income Before Cumulative Effect of a Change in
   Accounting Principle                                      125,281        218,824        222,748
  Cumulative effect of a change in the method
    of accounting for income taxes                             1,643            --             --
Net Income                                                $  126,924     $  218,824     $  222,748

Earnings per Common Share:

Income Before Cumulative Effect of a
   Change in Accounting Principle                         $     1.54     $     2.61     $     2.61
   Cumulative effect of a change in the method
     of accounting for income taxes                              .02            --             --

Net Income per Common Share                               $     1.56     $     2.61     $     2.61

Dividends Paid per Common Share                           $      .44    $       .39    $       .33


The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
Liz Claiborne, Inc. and Subsidiaries
                                   Common Stock         Capital in              Cumulative      Common
                                 Number of               Excess of    Retained Translation    Stock in
All dollar amounts in thousands     Shares     Amount    Par Value    Earnings  Adjustment    Treasury                 Total
Balance, December 29, 1990     88,218,617     $88,219     $43,913  $  664,211   $          $  (83,194)     $713,149
                                       --         --          --      222,748          --          --                222,748
      Exercise of stock options and
         related tax benefits          --         --        6,580      (5,157)         --       21,544                22,967
      Cash dividends paid              --         --          --      (27,799)         --          --                (27,799)
      Purchase of 557,500 shares                                                       --
         of common stock               --         --          --          --           --     (21,466)               (21,466)

Balance, December 28, 1991     88,218,617      88,219      50,493     854,003          --     (83,116)               909,599
      Net income                       --         --           --     218,824          --          --                218,824
      Exercise of stock options and
         related tax benefits          --         --        5,035      (6,033)         --      19,312                 18,314
      Cash dividends paid              --         --           --     (32,514)         --          --                (32,514)
      Translation adjustment           --         --           --          --      (1,410)         --                 (1,410)
      Purchase of 3,133,837 shares
         of common stock               --         --           --          --          --    (115,038)               (115,038)

Balance, December 26, 1992     88,218,617      88,219       55,528  1,034,280      (1,410)   (178,842)               997,775
      Net income                       --         --            --    126,924          --          --        126,924
options and
         related tax benefits          --         --         1,171     (2,134)         --       6,687                  5,724
      Cash dividends paid              --         --            --    (35,657)         --          --                (35,657)
      Translation adjustment           --         --            --         --         131          --                    131
      Purchase of 4,179,800 shares
         of common stock               --         --            --         --           --   (116,606)              (116,606)

Balance, December 25, 1993     88,218,617     $88,219      $56,699 $1,123,413   $  (1,279)  $(288,761)              $978,291


The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Fiscal Years Ended
Liz Claiborne, Inc. and Subsidiaries
                                                                 December 25,  December 26,   December 28,
All dollar amounts in thousands                                          1993          1992           1991
Cash flows from operating activities:
   Net income                                                       $126,924      $218,824       $222,748
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                   32,278        28,500         26,963
      Non-current deferred income taxes                               (4,759)       (3,120)         1,666
      Cumulative effect of a change in accounting for income taxes    (1,643)          --              --
      Tax benefit on exercise of stock options                         1,171         4,805          6,462
      Change in current assets and liabilities:
         Decrease (increase) in accounts receivable - trade           25,748       (54,273)       (45,714)
        (Increase) in inventories                                    (50,714)      (63,887)       (56,265)
        (Increase) decrease in deferred income tax benefits           (1,403)       (3,592)           181
        (Increase) decrease in other current assets                  (13,671)        2,391        (14,838)
         Increase (decrease) in accounts payable                       2,388        (1,413)        21,756
         Increase (decrease) in accrued expenses                      10,435         5,519        (14,237)
        (Decrease) in income taxes payable                            (6,562)       (1,459)        (6,138)
            Net cash provided by operating activities                120,192       132,295        142,584

Cash flows from investing activities:
    Purchases of investment instruments                             (375,748)     (468,569)      (207,278)
    Disposals of investment instruments                              466,069       456,012        213,037
    Purchases of property and equipment                              (91,407)      (34,749)       (55,985)
    Purchase of trademarks                                            (1,817)       (7,588)            --
    Other - net                                                        4,336          (138)          (604)
            Net cash provided by/(used in) investing activities        1,433       (55,032)       (50,830)

Cash flows from financing activities:
    Repayment of long-term debt                                         (100)         (181)       (13,516)
    Proceeds from exercise of common stock options                     4,553        13,509         16,505
    Dividends paid                                                   (35,657)      (32,514)       (27,799)
    Purchase of common stock                                        (116,606)     (115,038)       (21,466)
            Net cash used in financing activities                   (147,810)     (134,224)       (46,276)
Effect of exchange rate changes on cash                                  184        (1,513)            --
Net change in cash and cash equivalents                              (26,001)      (58,474)        45,478
Cash and cash equivalents at beginning of year                       130,721       189,195        143,717
Cash and cash equivalents at end of year                            $104,720      $130,721       $189,195

The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

NOTE 1
Significant accounting policies


Principles of consolidation

The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned subsidiaries (the "Company").  All intercompany balances and transactions have been eliminated in consolidation.
The Company is primarily engaged in the design and marketing of a broad range of apparel, accessories, shoes and fragrances.


Cash equivalents

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.


Marketable securities

Investments are stated at cost, which approximates market value.  Gains and losses on investment transactions are recognized when realized based on settlement dates.  Dividends on preferred stock are recorded in income based on payment dates.  Interest is recognized when earned.


Inventories

Inventories are stated primarily at the lower of cost (first-in, first-out) or market.


Property and equipment - net

Property and equipment is stated at cost less accumulated depreciation and amortization.  Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of twenty years.
Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.


Foreign currency translation

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates.  Revenues and expenses have been translated at average rates of exchange in effect during the year.  Resulting translation adjustments have been recorded as a separate component of stockholders' equity.  Gains and losses on intercompany investments in foreign subsidiaries of a long-term nature are also included in this component of stockholders'
equity.  Transaction gains and losses included in income were not significant in fiscal 1993, 1992 and 1991.

Foreign exchange contracts

The Corporation enters into foreign exchange contracts to hedge transactions denominated in foreign currencies and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries.  Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed.  As of December 25, 1993, the Company had contracts maturing in 1994 to purchase at contracted forward rates 839,945,750 Spanish pesetas and 6,003,490 Dutch guilders and to  sell 30,000,000 Canadian dollars and 6,800,000 British sterling.  The aggregate U.S. dollar value of all foreign exchange contracts is approximately $42,000,000 at year end 1993, as compared with approximately $22,000,000 at year end 1992.


Revenue recognition

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers.  Retail and outlet store revenues are recognized at the time of sale.

Change in accounting principles - income taxes

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for
Income Taxes" as of the beginning of fiscal 1993.  The effect of this accounting change in fiscal 1993 was an increase in net income of $1,643,000, or $.02 per common share (see Note 6).

Earnings per common share

Earnings per common share have been computed using the weighted average number of shares outstanding during each period.  The inclusion of shares subject to unexercised stock options would not have a material dilutive effect.


Fiscal year

The Company's fiscal year ends on the last Saturday in December.  The 1993, 1992 and 1991 fiscal years each reflect a 52-week period.  In 1994, the Company will change its fiscal year to end on the Saturday closest to
December 31.


Prior years' reclassification

Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.



NOTE 2
Acquisition
In May 1992, the Company acquired from Russ Togs, Inc. certain trademarks (including "Russ", "The Villager" and
"Crazy Horse"), presold and other inventories and other assets for approximately $31.5 million, and the assumption of certain leases and other obligations.  The full cost of the trademarks will be incurred over a period not to exceed seven years and will be amortized over a 25-year period.  The Company has commenced operations of women's sportswear businesses under these labels.  Pro forma results of operations have not been presented as the effect would not be significant.



NOTE 3
Marketable securities
                                                                            (Dollars in thousands)
Marketable securities include:                                             December 25,  December 26,
                                                                                   1993          1992


Tax exempt notes and bonds . . . . . . . . . . . . . . . . . . . . . . . .     $185,751      $265,481
U.S. & foreign government securities . . . . . . . . . . . . . . . . . . .       10,619        14,147
Collateralized mortgage obligations. . . . . . . . . . . . . . . . . . . .        8,201           --
Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         15,264


                                                                               $204,571      $294,892

The above investments do not include cash equivalents of $92,282,000 in 1993 and $117,366,000 in 1992.  The cash equivalents consisted primarily of municipal securities in 1993 and 1992.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 115 "Accounting for Certain Investments in
Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993.  Under the new rules, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost.  Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available-for-sale" or as "trading" and are carried at fair value.  Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity.
Unrealized gains and losses on securities classified as trading are reported in earnings.  Management has determined that the effect of adopting SFAS No. 115 at the beginning of the 1994 fiscal year will not be material.





NOTE 4
Inventories
                                                                       (Dollars in thousands)
                                                                           December 25, December 26,
Inventories are summarized as follows:                                             1993         1992



Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 56,560      $45,142
Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,006       16,316
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .          356,027      324,421



             . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $436,593     $385,879
NOTE 5
Property and equipment
                                                                       (Dollars in thousands)
                                                                         December 25, December 26,
Property and equipment consists of the following:                                1993         1992



Land and buildings . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 67,049      $ 58,947
Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      99,644        75,081
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . .      39,489        34,643
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . .      99,802        85,784
Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                                       38,491         4,293
                                                                             344,475       258,748
Less-accumulated depreciation and amortization . . . . . . . . . . . . ..              142,407  113,053

                                                                            $202,068      $145,695


NOTE 6
Income taxes

The Company adopted SFAS No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1993 (see Note 1).
SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years.  Under SFAS No. 109, the effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date of the change.  Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

The provisions for income taxes are as follows:                         Fiscal Years Ended
                                                             (Dollars in thousands)

                                                              December 25,  December 26,   December 28,
                                                                      1993          1992           1991


Current:
     Federal . . . . . . . . . . . . . . . . . . . . . . .        $ 63,273      $105,485       $101,587
     Foreign . . . . . . . . . . . . . . . . . . . . . . .           4,139         4,527          6,566
     State and local . . . . . . . . . . . . . . . . . . .          12,250        19,800         18,000

                                                    79,662         129,812        126,153
Deferred - net . . . . . . . . . . . . . . . . . . . . . .          (6,162)       (6,712)         1,847

                                                  $ 73,500        $123,100       $128,000


Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return.  Deferred income tax benefits and deferred income taxes represent the tax effects of revenues and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes.  The net deferred tax provision
(benefit) primarily reflects the capitalization of certain overhead expenses in inventory for income tax purposes, the effects of different depreciation rates used for financial statement and tax purposes and taxes provided on unremitted earnings of foreign subsidiaries.  The current income tax provisions have not been reduced by
$1,171,000 in 1993, $4,805,000 in 1992 and $6,462,000 in 1991, of tax benefits arising from the exercise of nonqualified stock options.  These amounts have been credited to capital in excess of par value.




The effective income tax rate differs from the statutory federal income tax rate as follows:
                                                                 Fiscal Years Ended

                                                              December 25,  December 26,   December 28,
                                                                      1993         1992            1991


Federal tax provision at statutory rate  . . . . . . . . .            35.0%         34.0%        34.0%
State and local income taxes, net of Federal benefit . . .           4.0           3.8          3.4
Other-net .. . . . . . . . . . . . . . . . . . . . . . . .          (2.0)         (1.8)         (.9)

                                                     37.0%            36.0%         36.5%


The components of net deferred taxes arising from temporary differences as of December 25, 1993 and the beginning of fiscal 1993 were as follows:

                                                 (Dollars in thousands)

                                                       December 25, 1993    December 27, 1992
                                                        Deferred       Deferred   Deferred     Deferred
                                                       Tax Asset  Tax Liability  Tax AssetTax Liability
Inventory valuation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                $ 13,140$     --      $ 12,236$        --
Unremitted earnings from
  foreign subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --
                                                  12,617      --       12,531
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --
                                                  (5,701)     --       (3,254)
Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,925
                                                  (4,641)     1,426    (2,243)
                                                        $ 15,065      $  2,275    $ 13,662   $   7,034

Management believes that the deferred tax benefits will be fully realized through reversals of deferred tax liabilities and future taxable income.

NOTE 7
Long-term debt

During 1989, the Company obtained $2,000,000 in financing from the Pennsylvania Industrial Development Authority in connection with the purchase of its Mount Pocono, Pennsylvania distribution facility.  The loan bears interest at six percent per annum, is payable in monthly installments over fifteen years and is collateralized by the land and building.  Maturities range from $101,000 to $128,000 annually over the next five years.  The current portion of long-term debt is included in accounts payable.


NOTE 8
Commitments, contingencies
and other matters

The Company leases office, showroom, warehouse/distribution and retail space, transportation equipment, computers and other equipment under various noncancellable operating lease agreements which expire through January 2009.
Rental expense for 1993, 1992 and 1991 was approximately $56,664,000, $46,591,000 and $38,777,000, respectively.

At December 25, 1993, the minimum aggregate rental commitments were as follows:
                             (Dollars in thousands)                              (Dollars in thousands)
Fiscal Year                        Operating Leases   Fiscal Year                     Operating Leases
1994 . . . . . . . . . . . . . . . . . . . .$43,851   1997 . . . . . . . . . . . . . . . . . . $ 35,730
1995 . . . . . . . . . . . . . . . . . . . . 38,933   1998 . . . . . . . . . . . . . . . . . . . 34,300
1996 . . . . . . . . . . . . . . . . . . . . 37,261   Thereafter . . . . . . . . . . . . . . . .134,381

Certain rental commitments have renewal options extending through the year 2023.  Some of these renewals are subject to adjustments in future periods.  Many of the leases call for additional charges, some of which are based upon various escalations and, in the case of outlet and retail leases, the gross sales of the individual stores above base levels.

At December 25, 1993, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $600,553,000.

In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria.  In recent years, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the
Federal Bankruptcy Code.  In 1993, two corporate groups of department store customers accounted for 18% and 11%, respectively, of net sales.  In 1992, three corporate groups of department store customers accounted for 18%, 11%
and 10%, respectively, of net sales.  In 1991, three corporate groups of department store customers accounted for
16%, 10% and 10%, respectively, of net sales.  The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of December 25, 1993.

The Company is a party to several pending legal proceedings and claims.  Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.


NOTE 9
Lines of credit

As of December 25, 1993, the Company had bank lines of credit aggregating $440,000,000 which were available to cover letters of credit issued by the banks and direct borrowings.  The Company has not used these facilities for direct borrowings.

At December 25, 1993 and December 26, 1992, the Company had outstanding letters of credit of $184,294,000 and
$224,709,000, respectively.

NOTE 10
Stock plans

In April 1981, February 1984 and March 1992, the Company adopted plans under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans'
administrative committee.  Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock.  Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option.  The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise.
Options and rights are exercisable over a period of time designated by the committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the committee determines.  Vesting schedules will be accelerated upon merger of the Company or the happening of certain other events.  Options and rights may not be transferred during the lifetime of a holder.

Awards under the 1992 plan may also be made in the form of incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.  To date, no stock appreciation rights, incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock or performance shares have been granted under the plans.  Exercise prices for awards under the plans are determined by the committee; to date, all stock options have been granted at an exercise price not less than the fair market value of the underlying shares on the date of grant.

Not more than 4,000,000 shares of common stock may be issued in respect of options and stock appreciation rights granted under the 1984 plan.  The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter.  At December 25, 1993, there were available for future grant 2,622 shares under the 1984 plan and 512,000 shares under the 1992 plan.  The 1984 plan expires in
1994 and the 1992 plan expires in 2002.  The 1981 plan expired in April 1991; all awards made under the 1981 plan prior to such date remain in effect in accordance with the terms of the 1981 plan.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options.  The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.











Changes in common shares under option for the three fiscal years in the period ended December 25, 1993 are summarized as follows:


                          1993                        1992                        1991
                            Price Range                 Price Range                 Price Range
                    Shares    per Share         Shares    per Share         Shares    per Share



Beginning of year3,698,417$15.13-$58.50     2,470,469 $15.00-$49.50     2,713,595 $15.00-$35.00
Granted         1,125,575  19.00- 42.38     2,088,425  33.88- 58.50       724,175  28.50- 49.50
Exercised        (244,196) 15.13- 40.00      (682,530) 15.00- 40.00      (839,191) 15.00- 32.25
Cancelled        (851,547) 15.50- 58.50      (177,947) 15.50- 49.00      (128,110) 15.50- 29.25

End of year     3,728,249 $19.00-$58.50     3,698,417 $15.13-$58.50      2,470,469$15.00-$49.50

Exercisable at
  end of year     892,529 $22.00-$49.50       679,152 $15.13-$49.50        733,264$15.00-$35.00




Included in the options granted in 1992 were options for 1,250,000 shares granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant.  At
December 25, 1993, 700,000 of these options were outstanding; they will become exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

In November 1991, the Company adopted an outside directors' stock ownership plan under which non-employee directors automatically receive, as part of their annual retainer, shares of common stock with a value of $10,000 on each January 1.  The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions.  In 1993, 1,200 shares of common stock were issued under this plan.  Not more than one twentieth of one percent (0.05%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2002.

NOTE 11
Profit-sharing retirement,
savings and deferred compensation plans

The Company adopted a noncontributory, defined contribution profit-sharing retirement plan in January 1983.  The plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements.  The plan pays benefits based on an employee's vested account
balance.   Employees generally qualify to receive benefits upon reaching the age of 65 or completing 20 years of service.  Early retirees generally qualify provided they have reached the age of 60 and have completed six years of service.  Otherwise, benefits may be paid 18 months after termination of employment.  Vesting begins at 20%
after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs.  Each year, profit-sharing contributions, if any, are determined by the Board of Directors.  The
Company's 1993, 1992 and 1991 plan contribution expenses, which are included in selling, general and administrative expenses, were $7,510,000, $6,108,000 and $4,909,000, respectively.

The Company adopted a 401(k) savings plan effective January 1985.  The plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements.
The plan pays benefits based on an employee's vested account balance.  Participants may contribute from 1% to 15%
of their salary on a before - tax basis.  Such contributions are fully and immediately vested.  Vesting of the
Company's matching contribution (50% of the first 5% contributed by the employee) begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs.  The
Company's 1993, 1992 and 1991 plan contribution expenses, which are included in selling, general and administrative expenses, were $2,352,000, $1,944,000, and $1,561,000, respectively.

The Company has established an unfunded deferred compensation arrangement for a senior executive which will accrue for up to four years at the rate of $375,000 per year commencing on January 1, 1993.  The accrued amount, plus interest, will be payable upon retirement.

The Company has adopted a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are constrained by the operation of certain Internal Revenue Code limitations.  The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans.  Supplemental benefits accrued vest on the same schedule applicable under the tax-qualified plans.  The supplemental plan is not funded.  Eligible executives employed on August 5, 1993 were credited with a retroactive supplemental plan benefit for the prior years in which the legal limitations had affected their tax-
qualified plan benefits.  The Company's 1993 plan expense, which is included in selling, general and administrative expenses, was $773,000.

The Financial Accounting Standards Board has issued SFAS No. 112 "Employers' Accounting for Postemployment
Benefits" which is effective for fiscal years beginning after December 15, 1993 and will require the Company to change its method of accounting for postemployment benefits.  Management has determined that such effect will not be material.




NOTE 12
Stockholder rights plan

The Company has adopted a Stockholder Rights Plan under which one preferred stock purchase right is attached to each share of common stock outstanding.  Pursuant to the Rights Agreement covering the Stockholder Rights Plan, the rights become exercisable ten days, subject to extension, after a party or group acquires or makes a tender offer for 20% or more of the Company's common stock.  Each right entitles its holder, under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $85.  If 20% of the
Company's common stock is acquired by a party or group, each right not owned by a 20%-or-more stockholder will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the right.  In addition, if the Company is involved in a merger or certain other business combinations in which it is not the surviving corporation, each right not owned by a 20%-or-more stockholder will entitle the holder to purchase common stock of the surviving corporation having a market value of twice the exercise price of the right.
The rights, which expire on December 21, 1998 and do not have voting rights, may be redeemed by the Company at
$.01 per right prior to their becoming exercisable.

NOTE 13
Consolidated statements of cash flows supplementary disclosures

During fiscal 1993, 1992 and 1991, the Company made income tax payments of $84,689,000, $127,230,000 and
$128,735,000, respectively.  During fiscal 1993, 1992 and 1991, the Company made interest payments of $170,000,
$109,000 and $803,000, respectively.  In 1993, 1992 and 1991, the Company reclassified $100,000, $95,000 and
$94,000, respectively, from long-term debt to current liabilities.  Non-cash investing and financing activities which are not included in the cash flow statement for 1993 and 1992 include a direct financing lease receivable with a disposition of property and equipment of $4,348,000 and $10,550,000, respectively.



NOTE 14
Supplementary profit and loss information

Advertising costs included in selling, general and administrative expenses for fiscal year 1993, 1992, and 1991 were $58,554,000, $51,571,000 and $47,071,000 respectively.  Depreciation and amortization included in selling, general and administrative expenses for fiscal year 1993, 1992 and 1991 were $32,278,000, $28,500,000 and
$29,963,000, respectively.  No other expense item required for supplementary profit and loss information exceeded
1% of net sales.



NOTE 15
Accrued expenses

Accrued expenses at December 25, 1993 and December 26, 1992 consisted of the following:

                                                            (Dollars in thousands)
                                                     December 25,            December 26,
                                                                                      1993
1992

     Payroll and bonuses.....................................................................    $20,588
$21,835

     Taxes, other than taxes on
       income.........................................................................................
6,080          5,402

     Employee benefits........................................................................    17,615
 13,592

     Advertising ...................................................................................     15,442
        16,015

     Other.............................................................................................
 38,040             30,486

                                                       $97,765           $87,330




Unaudited Quarterly Results

Unaudited quarterly financial information for 1993 and 1992 is set forth in the table below:

                                              March                    June                    September               December
All dollar amounts in thousands
except per common share data                1993        1992       1993       1992        1993       1992        1993  1992


Net sales                              $531,347 $556,909$506,915 $472,616 $621,894$618,329 $544,141$546,476

Gross profit                            191,781  217,255 180,131  181,758  209,281 229,217  169,723 201,886

Net income                             42,681*    62,840  31,094   39,505   38,258  64,521   14,891  51,958

Earnings per common share              $    .52*   $    .74   $    .38    $    .47   $    .47   $    .77    $    .19$    .63

Dividends paid per common share           $    .10    $    .09   $    .11   $    .10    $    .11   $    .10    $    .11$    .10





*  Includes cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
Schedule I - Marketable Securities -- Other Investments
As of December 25, 1993
                                                                    Number of             Market
(All Dollar Amounts in Thousands)                                   Shares or             Value
                                                                    Principal             at Dec. 25, Carrying
Name of Issuer and Title of Issue                                   Amount       Cost     1993        Value
- ------------------------------------------------------------------  ---------  ---------  ----------  ---------

COLLATERALIZED MORTGAGE OBLIGATIONS:
     Federal Home Loan Investment Float - 5 Yr.                        1,964     $1,877      $1,846     $1,877
     Federal Home Loan Investment Float - 7 Yr.                          874        938         927        938
     FNMA Investment Float - 7 Yr.                                     2,435      2,614       2,557      2,614
     FNMA Investment Float - 7 Yr.                                       812        861         852        861
     Federal Home Loan Investment Float - 7 Yr.                        1,909      1,911       1,909      1,911
                                                                    ---------  ---------  ----------  ---------
                                                                       7,994      8,201       8,091      8,201
                                                                    ---------  ---------  ----------  ---------
GLOBAL BOND FUNDS:
     Payden & Rygel Global Bond Fund                                   5,000      5,237       5,237      5,237
     Van Eck World Income Fund                                         5,000      5,382       5,382      5,382
                                                                    ---------  ---------  ----------  ---------
                                                                      10,000     10,619      10,619     10,619
                                                                    ---------  ---------  ----------  ---------
TAX EXEMPT NOTES AND BONDS:
     Alaska General Obligation, North Slope Borough                    1,000      1,100       1,166      1,100
     Alexandria, Louisiana Utility Revenue                             1,000      1,143       1,160      1,143
     Baxter County, Arkansas Hospital Revenue                          1,000      1,365       1,394      1,365
     Broward County, Florida General Obligation                        2,000      2,135       2,215      2,135
     Chicago Heights, Illinois General Obligation                      1,255      1,424       1,446      1,424
     Chicago, Illinois General Obligation                              2,500      2,964       3,106      2,964
     Collin County, Texas Community College                            1,000      1,048       1,092      1,048
     Columbus, Georgia Medical Center Hospital Authority               1,255      1,383       1,448      1,383
     Cook County, Illinois General Obligation                          1,000      1,099       1,130      1,099
     District of Columbia General Obligation                           1,000      1,088       1,111      1,088
     Dorchester County, South Carolina School District                 1,000      1,091       1,135      1,091
     Florida State Board of Education Administration - Series B        2,750      3,043       3,054      3,043
     Florida State Board of Education Capital General Obligation       1,000      1,092       1,122      1,092
     Fort Worth, Texas General Obligation                              1,220      1,283       1,334      1,283
     Harris County, Texas Flood Control                                1,600      1,739       1,805      1,739
     Hazel Crest, Illinois Hospital Facility                           1,000      1,209       1,238      1,209
     Hillsborough County, Florida Capital Improvement                  1,000      1,119       1,151      1,119
     Illinois Health Facility Authority - Univ. of Chicago             2,715      3,169       3,244      3,169
     Illinois State Sales Tax Revenue - Series E                       1,000      1,153       1,161      1,153
     Indiana Municipal Power Agency Revenue                            7,500      8,246       8,408      8,246
     Indiana State Office Building Commercial Revenue                  2,000      2,361       2,414      2,361
     Jackson, Mississippi Sewer Revenue                                2,620      3,060       3,108      3,060
     Jacksonville, Florida Electric Authority                          3,045      3,424       3,470      3,424
     Jefferson County, Kentucky Capital Project                        1,000      1,107       1,160      1,107
     Kentucky Development Authority - Sisters                          1,025      1,149       1,172      1,149
     Kentucky Development Authority - St. Joseph                       3,330      4,186       4,279      4,186
     Kentucky State Turnpike Authority                                 1,200      1,336       1,393      1,336
     Kentucky State Turnpike Authority Toll Road                       5,500      6,416       6,483      6,416
     Lancaster, Pennsylvania Sewer Authority                           1,300      1,391       1,430      1,391
     Louisiana Public Facility Authority - Daughters                   2,665      3,113       3,159      3,113
     Louisiana State Correctional Facility                             1,000      1,090       1,123      1,090
     Louisiana State General Obligation                                1,000      1,076       1,127      1,076
     Louisiana State Recovery Disaster Sales Tax                       2,840      3,158       3,193      3,158
     Maricopa County, Arizona School District                          1,300      1,431       1,500      1,431
     M.A.R.T.A. Georgia Sales Tax Revenue                              1,000      1,082       1,141      1,082
     Maryland State General Obligation                                 1,000      1,116       1,133      1,116
     Mercer County, New Jersey Waste Revenue                           6,290      7,194       7,326      7,194
     Metropolitan Nashville/Davidson, Tennessee Water/Sewer            1,500      1,601       1,672      1,601
     Mobile, Alabama Water and Sewer Revenue                           1,000      1,115       1,173      1,115
     Mountain Village, Colorado Metropolitan District                  1,750      1,995       2,011      1,995
     Municipal Energy Agency Power Supply - Nebraska                   1,000      1,124       1,148      1,124
     New Jersey State General Obligation                               1,000      1,045       1,067      1,045
     New Orleans, Louisiana International Airport                      3,790      4,509       4,639      4,509
     New York State Dormitory Authority Revenue - NYU                  2,040      2,283       2,317      2,283
     New York State Medical Facility - Mt. Sinai                       5,000      5,767       5,847      5,767
     New York State Power Authority Revenue - Series T                 5,800      6,492       6,565      6,492
     North Carolina East Municipal Power Agency                        6,860      7,921       8,152      7,921
     North Carolina Medical Care Community - Medicorp                  1,500      1,712       1,740      1,712
     Ohio State General Obligation                                     1,000      1,113       1,124      1,113
     Ohio State Water Development Authority Revenue                    1,050      1,168       1,178      1,168
     Orleans, Louisiana - Levee District Revenue                       1,000      1,093       1,115      1,093
     Payden and Rygel Tax Exempt Fund                                 14,555     15,050      15,238     15,050
     Philadephia, Pennsylvania General Obligation                      2,200      2,492       2,524      2,492
     Philadephia, Pennsylvania Water and Sewer Revenue                 2,500      2,807       2,830      2,807
     Piedmont, South Carolina Municipal Power Agency Authority         3,600      4,021       4,227      4,021
     Pittsburgh, Pennsylvania General Obligation                       1,585      1,716       1,773      1,716
     San Antonio, Texas Electric and Gas Revenue                       1,000      1,076       1,120      1,076






     San Antonio, Texas Sewer Revenue                                  1,000      1,095       1,120      1,095
     Seattle, Washington Metropolitan Municipal Revenue                1,000      1,086       1,144      1,086
     Seattle, Washington Municipal Sewer Revenue                       1,030      1,119       1,167      1,119
     Snohomish County, Washington Utility District                     1,000      1,109       1,132      1,109
     South Carolina State Capital Improvement                          4,595      4,875       4,921      4,875
     South Dakota State - McKennan Hospital                            1,650      1,812       1,902      1,812
     Texas A&M University Revenue                                      1,000      1,135       1,144      1,135
     Travis County, Texas Health Facility                              4,386      5,063       5,155      5,063
     Triborough Bridge and Tunnel - New York                           5,370      5,888       5,997      5,888
     University of Minnesota Revenue - Series A                        1,500      1,681       1,706      1,681
     Van Kampen Merritt                                                3,100      3,098       3,109      3,098
     Washington State General Obligation                               2,250      2,485       2,542      2,485
     Washington State Public Power                                     2,120      2,674       2,913      2,674
     Washoe County, Nevada School District                             2,000      2,315       2,364      2,315
     Wisconsin State Transportation Revenue - Series A                 1,360      1,561       1,584      1,561
     Wisconsin State General Obligation                                1,000      1,072       1,109      1,072
                                                                    ---------  ---------  ----------  ---------
                                                                     166,001    185,751     190,000    185,751
                                                                    ---------  ---------  ----------  ---------
Total Investments                                                   $183,995   $204,571    $208,710   $204,571
                                                                    =========  =========  ==========  =========







LIZ CLAIBORNE, INC. AND SUBSIDIARIES
Schedule I - Marketable Securities -- Other Investments
As of December 26, 1992                                             Number of             Market
                                                                    Shares or             Value
                                                                    Principal             at Dec. 26, Carrying
Name of Issuer and Title of Issue                                   Amount       Cost     1992        Value
- ------------------------------------------------------------------  ---------  ---------  ----------  ---------
                                                                             (All Dollar Amounts in Thousands)
UNITED STATES GOVERNMENT OBLIGATIONS:
     U.S. Treasury Notes                                              13,932    $14,147     $14,331    $14,147
                                                                    ---------  ---------  ----------  ---------
                                                                      13,932     14,147      14,331     14,147
                                                                    ---------  ---------  ----------  ---------
COMMERCIAL PAPER:
     Morgan Guaranty - New York                                        5,000     $5,263       5,309      5,263
     Republic National Bank                                            5,000      5,000       5,035      5,000
     Union Bank of Switzerland                                         5,000      5,001       5,030      5,001
                                                                    ---------  ---------  ----------  ---------
                                                                      15,000     15,264      15,374     15,264
                                                                    ---------  ---------  ----------  ---------
TAX EXEMPT NOTES AND BONDS:
     Alaska General Obligation, North Slope Borough                    1,000      1,238       1,249     $1,238
     Anchorage, Alaska Sisters Hospital                                3,850      4,539       4,549     $4,539
     Collin County, Texas Community College                            1,000      1,083       1,110      1,083
     Dallas County, Texas General Obligation                           1,900      2,143       2,167      2,143
     Denver, Colorado Special Obligation                               1,000      1,084       1,146      1,084
     District of Columbia General Obligation                           2,000      2,305       2,319      2,305
     Dover, Delaware Electric Revenue                                  5,300      6,258       6,299      6,258
     Dupage County, Illinois Water and Sewer                           2,500      2,827       2,847      2,827
     Fairfax County, Virginia General Obligation                       3,000      3,269       3,325      3,269
     Florida State Board of Education                                  2,000      2,236       2,254      2,236
     Fort Worth, Texas General Obligation                              1,220      1,353       1,378      1,353
     Grant County, Washington Electric Revenue                         1,000      1,198       1,212      1,198
     Gwinnett County, Georgia Hospital Authority                       1,000      1,082       1,122      1,082
     Harris County, Texas Flood Control                                1,600      1,844       1,861      1,844
     Harris County, Texas Toll Road                                    1,100      1,239       1,285      1,239
     Henderson County, Texas Hospital Authority                        1,000      1,125       1,160      1,125
     Houston, Texas General Obligation                                 1,000      1,081       1,107      1,081
     Illinois Education Facility Authority                             4,925      5,280       5,550      5,280
     Illinois Health Facility Authority - Franciscan                   3,450      4,023       4,068      4,023
     Illinois Health Facility Authority - Memorial                     2,595      3,060       3,075      3,060
     Illinois State General Obligation                                 1,000      1,128       1,163      1,128
     Illinois State Sales Tax Revenue - Series A                       1,000      1,143       1,149      1,143
     Indiana State Toll Finance Authority                              2,010      2,391       2,403      2,391
     Indiana University Student Fee Revenue                            3,625      4,155       4,275      4,155
     Intermountain Power Agency, Utah - Series A                       1,200      1,318       1,396      1,318
     Intermountain Power Agency, Utah - Series B                       5,865      6,476       6,805      6,476
     Jefferson County, Kentucky Capital Projects                       1,000      1,185       1,195      1,185
     Kentucky State Turnpike Authority Economic Development           10,000     11,483      11,717     11,483
     Lake County, Illinois Public Building Revenue                     1,300      1,412       1,423      1,412
     Louisiana State General Obligation                                1,500      1,563       1,581      1,563
     Lower Colorado River Revenue                                      5,000      5,504       5,832      5,504
     Maricopa County, Arizonia School District                         2,000      2,304       2,373      2,304
     M.A.R.T.A. Georgia Sales Tax Revenue                              3,450      3,903       4,032      3,903






     Maryland Consolidated Transportation                              1,000      1,003       1,024      1,003
     Massachusetts Municipal Wholesale Electric Company                9,855     11,849      12,252     11,849
     Massachusetts State Health and Education - Boston University      9,750     11,323      11,414     11,323
     Massachusetts State Health and Education - Holy Cross             3,200      3,550       3,609      3,550
     Memphis, Tennessee Electric System Revenue                        5,000      5,771       5,824      5,771
     Meridian Metropolitan District, Colorado                          2,000      2,264       2,287      2,264
     Metropolitan Fair and Exposition Authority, Illinois              7,500      8,789       8,852      8,789
     Metropolitan Minnesota - Minneapolis/St. Paul                     1,000      1,003       1,034      1,003
     Metropolitan Nashville/Davidson, Tennessee Water/Sewer            3,150      3,549       3,624      3,549
     Metropolitan Transportation Authority, New York - General Ob.     7,500      9,094       9,127      9,094
     Montgomery County, Pennsylvania Education and Welfare             3,750      4,445       4,452      4,445
     New Jersey Health Care Facility Authority Revenue                 3,450      3,963       4,036      3,963
     New Jersey Turnpike Revenue                                      10,000     10,300      10,656     10,300
     New Mexico State Tax Authority                                    2,060      2,115       2,172      2,115
     New York State Medical Facility - Mt. Sinai                       2,000      2,369       2,375      2,369
     North Carolina Electric Revenue                                   1,000      1,030       1,083      1,030
     North Carolina Municipal Power Revenue                            4,040      4,509       4,707      4,509
     North Little Rock, Arkansas Electric Revenue                      2,300      2,681       2,773      2,681
     Omaha, Nebraska Public Power District                             1,000      1,123       1,166      1,123
     Oregon State Housing and Community Services                       1,000      1,000       1,018      1,000
     Orlando, Florida Water and Electric                               1,280      1,460       1,497      1,460
     Osceola County, Florida School General Obligation                 1,000      1,077       1,109      1,077
     Pennsylvania State General Obligation                             1,000      1,112       1,117      1,112
     Philadephia, Pennsylvania Hospital Authority                      1,500      1,719       1,758      1,719
     Piedmont, South Carolina Municipal Power Agency Authority         1,100      1,296       1,344      1,296
     Pima County, Arizona School District - Tucson                     1,000      1,151       1,165      1,151
     Pittsburgh, Pennsylvania General Obligation                       2,500      2,810       2,882      2,810
     Providence, Rhode Island General Obligation                       1,000      1,068       1,089      1,068
     Rhode Island State Public Building Authority - Series B           1,000      1,060       1,098      1,060
     San Antonio, Texas Electric and Gas                               3,500      4,014       4,138      4,014
     Shelby County, Tennessee Health and Housing                       9,900     11,252      11,299     11,252
     Snohomish County, Washington Public Utility                       2,700      3,092       3,150      3,092
     South Carolina State Public Service - Santee                      5,500      6,577       6,613      6,577
     South Minnesota Municipal Power Agency Revenue                    1,500      1,579       1,609      1,579
     Texas A&M University FD Revenue                                   1,000      1,135       1,150      1,135
     Texas Public Building Authority - Series A                        1,000      1,152       1,188      1,152
     Texas State Veterans General Obligation                           5,000      5,526       5,593      5,526
     Tomball, Texas Hospital Authority Revenue                         4,500      4,924       5,031      4,924
     Triborough Bridge and Tunnel - New York                           5,000      5,872       5,889      5,872
     University of Texas Fund Revenue                                  5,865      6,563       6,817      6,563
     Volusia County, Florida School District General Obligation        1,000      1,099       1,117      1,099
     Washington Electric                                               6,450      7,103       7,525      7,103
     Washington/Maryland Suburban Sanitary District                    2,000      2,314       2,324      2,314
     Washington State General Obligation                               1,200      1,291       1,337      1,291
     Washington State Public Power                                     2,120      3,018       3,061      3,018
     Wisconsin State General Obligation                                2,000      2,255       2,293      2,255
                                                                    ---------  ---------  ----------  ---------
                                                                     233,560    265,481     271,105    265,481
                                                                    ---------  ---------  ----------  ---------
Total Investments                                                   $262,492   $294,892    $300,810   $294,892
                                                                    =========  =========  ==========  =========






                                           March 24, 1994








VIA FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  Liz Claiborne, Inc.
     File No. 0-983l

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of l934, as amended (the "l934 Act"), we are filing electronically on behalf of Liz Claiborne, Inc., a Delaware Corporation (the "Registrant"),  a copy of
Registrant's Annual Report on Form 10-K for the fiscal year ending December 25, l993 (the "Report on Form 10-K")
including the exhibits thereto.  A manually executed copy is on file with the Registrant.

The applicable filing fee of $250.00 was sent by wire transfer earlier this week.

Please note that the financial statements contained in the 10-K reflect a change in accounting principles in that the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes" as of the beginning of fiscal 1993.

By copy of this letter, we are, concurrently herewith, also transmitting for filing with The New York Stock
Exchange, two copies of the Report on Form 10-K, one of which is manually-executed, including the exhibits thereto.

                                       Very truly yours,





                                       Roberta Schuhalter Karp
                                       Vice President - General Counsel

RSK:jc/Encls.
cc:  New York Stock Exchange
       (via Federal Express)
     Samuel M. Miller
Exhibit
  No.                               Description                                Page
3(a)        -     Restated Certificate of Incorporation of Registrant
                  (incorporated herein by reference from Exhibit 3(a)
                  to Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 26, 1993.

3(b)        -     By-laws of Registrant, as amended (incorporated herein
                  by reference from Exhibit 3(b) to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 26, 1992 [the "1992 Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par
                  value $1.00 per share (incorporated herein by reference
                  from Exhibit 4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated December 7, 1988, as amended,
                  between Registrant and First Chicago Trust Company of
                  New York, as Rights Agent (successor to The Chase
                  Manhattan Bank, N.A.) (incorporated herein by reference
                  from Exhibit 4(d) to Registrant's Report on Form 8-A
                  dated January 29, 1991.

4(b)(i)     -     Amendment to Rights Agreement, dated March 1990,
                  between Registrant and First Chicago Trust Company of
                  New York, as Rights Agent (successor to The Chase
                  Manhattan Bank, N.A.) (incorporated herein by reference
                  from Exhibit 4(d)(i) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 30, 1989).

4(b)(ii)    -     Amendment to Rights Agreement, dated as of January 24,
                  1992, between Registrant and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated
                  herein by reference from Exhibit 4(b)(ii) to
                  Registrant's Annual Report on Form 10-K for the fiscal
                  year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)       -     Reference is made to Exhibits 4(b) - 4(b)(ii) filed
                  hereunder, which are incorporated herein by this
                  reference.

10(b)+      -     Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(p) of Registrant's
                  Registration Statement on Form S-1, Registration No.
                  2-71806, in the form it was declared effective).

10(b)(i)+   -     Amendment to the 1981 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(b)(i) to the
                  Registrant's Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1988 [the "1988 Annual Report"]).



+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                               Description                                Page

10(c)+      -     Amended form of Option Agreement under Liz Claiborne,
                  Inc. 1981 Stock Option Plan (incorporated herein by
                  reference from Exhibit 10(q) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 26, 1981).

10(d)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorp-
                  orated herein by reference from Exhibit 10(hh) to
                  Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1983 [the "1983 Annual
                  Report"]).

10(d)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(d)(i) to the 1988
                  Annual Report).

10(e)+      -     Form of Option Agreement under Liz Claiborne, Inc.
                  1984 Stock Option Plan (the "1984 Option Plan")
                  (incorporated herein by reference from Exhibit 10(nn)
                  to Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 29, 1984).

10(e)(i)+   -     Amended Form of Option Agreement under the 1984
                  Option Plan (incorporated herein by reference from
                  Exhibit 10(e)(i) to the 1992 Annual Report).

10(f)+      -     Liz Claiborne Savings Plan (the "Savings Plan"), as
                  amended and restated (incorporated herein by reference
                  from Exhibit 10(f) to the 1989 Annual Report), and
                  related Trust Agreement (incorporated herein by
                  reference from Exhibit 10(f) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December
                  27, 1986).

10(g)+      -     Amendment Nos. 1 and 2 to the Savings Plan (incorp-
                  orated herein by reference from Exhibit 10(g) to the
                  1992 Annual Report).

10(g)(i)+*  -     Amendment Nos. 3 and 4 to the Savings Plan.                   58

10(h)+      -     Amended and Restated Liz Claiborne Profit-Sharing
                  Retirement Plan (the "Profit-Sharing Plan") (incorp-
                  orated herein by reference from Exhibit 10(h) to the
                  1992 Annual Report).

10(i)       -     Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj)
                  to the 1983 Annual Report).



* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                               Description                                Page

10(i)(i)+*  -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan.            61

10(j)       -     Collective Bargaining Agreement, dated June 1, 1991,
                  between New York Shirt and Sportswear Association,
                  Inc. (of which Registrant is a member) and Inter-
                  national Ladies' Garment Workers' Union, Amalgamated
                  Ladies' Garment Cutters' Union, Local 10, I.L.G.W.U.
                  and Blouse, Skirt and Sportswear Workers' Union,
                  Local 23-25, I.L.G.W.U (incorporated herein by refer-
                  ence from Exhibit 10(j) to the 1992 Annual Report).

10(k)       -     Collective Bargaining Agreement, dated September 1,
                  1991, between the Joint Board of Shirt, Leisurewear,
                  Robe, Glove and Rainwear Workers Union of Amalgamated
                  Clothing Workers of America and Liz Claiborne
                  Accessories (incorporated herein by reference from
                  Exhibit 10(k) to the 1991 Annual Report).

10(l)       -     Executive Liability and Indemnification Policy No.
                  81035379D, with Chubb Group of Insurance Companies
                  (the "Insurance Policy") (incorporated herein by
                  reference from Exhibit 10(l) to the 1992 Annual
                  Report).

10(l)(i)*   -     Summary of Extension of the Insurance Policy.                 64

10(m)+*     -     Description of 1993 Salaried Employee Incentive               65
                  Bonus Plan.

10(n)       -     Lease, dated as of January 1, 1990 for premises
                  located at 1441 Broadway, New York, New York between
                  Liz Claiborne, Inc. and Lechar Realty Corp.
                  (incorporated herein by reference from Exhibit 10(n)
                  to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 29, 1990).

10(o)+      -     Liz Claiborne, Inc. Outside Directors' 1991 Stock
                  Ownership Plan (the "Directors Plan") (incorporated
                  herein by reference from Exhibit 10(o) to the 1991
                  Annual Report).

10(o)(i)+*  -     Amendment No. 1 to the Directors Plan.                        66

10(p)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the
                  "1992 Plan") (incorporated herein by reference from
                  Exhibit 10(p) to the 1991 Annual Report).





* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                               Description                                Page

10(p)(i)+*  -     Amendment No. 1 to the 1992 Plan.                             67

10(q)+      -     Form of Option Agreement under the 1992 Plan for
                  premium-priced options (incorporated herein by
                  reference from Exhibit 10(q) to the 1992 Annual
                  Report).

10(r)+      -     Form of Option Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit
                  10(r) to the 1992 Annual Report).

10(s)+      -     Description of unfunded deferred compensation
                  arrangement for Jerome A. Chazen (incorporated
                  herein by reference from Exhibit 10(s) to the
                  1992 Annual Report).

10(t)+*     -     Description of Supplemental Life Insurance Plans.             68

10(u)+      -     Description of unfunded death/disability benefits
                  for certain executives (incorporated herein by
                  reference from Exhibit 10(u) to the 1992 Annual
                  Report).

10(v)+*     -     Description of the Liz Claiborne 162(m) Cash                 69
                  Bonus Plan.

10(w)+*     -     Description of the Liz Claiborne Supplemental                 70
                  Executive Retirement Plan.

22*         -     List of Registrant's Subsidiaries.                            71

24*         -     Consent of Independent Public Accountants.                    72

28*         -     Undertakings.                                                 73



(b)   Reports on Form 8-K.

            Not applicable.









* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).