Form 10-Q
period 1994-04-02
CLAIBORNE LIZ INC
filed 1994-05-17
CIK 352363

[TEXT]


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q



(Mark One)

| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 2, 1994
|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to .................

Commission file number:  0-9831

                       LIZ CLAIBORNE, INC.
     (Exact name of registrant as specified in its charter)


         Delaware                                    13-2842791
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation)                                Identification No.)


   1441 Broadway, New York, New York                  10018
(Address of principal executive offices)            (Zip Code)


                         (212) 354-4900
       (Registrant's telephone number, including area code)


      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No      .

      The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at 5/12/94 was 78,778,502.





                                                            (2)

                                                              PAGE
                                                                NUMBER

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of April 2, 1994
              and December 25, 1993 ............................. 3

            Consolidated Statements of Income for the Three
              Month Periods Ended April 2, 1994 and
              March 27, 1993..................................... 4

            Consolidated Statements of Cash Flows
              for the Three Month Periods
              Ended April 2, 1994 and March 27, 1993............. 5

            Notes to Consolidated Financial Statements .......... 6-9

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations .... 10-12

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings................................... 12
     Item 6.   Exhibits and Reports on Form 8-K ................... 13


     SIGNATURE .................................................... 14

                                                                        (3)
                          PART I - FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                   (All amounts in thousands except share data)
                                                (Unaudited)
                                                 April 2,      December 25,
                 ASSETS                            1994            1993
CURRENT ASSETS:
     Cash and cash equivalents                  $   58,621      $  104,720
     Marketable securities                         180,350         204,571
     Accounts receivable - trade                   255,526         174,435
     Inventories                                   374,272         436,593
     Deferred income tax benefits                   16,695          15,065
     Other current assets                           70,545          69,055
           Total current assets                    956,009       1,004,439

PROPERTY AND EQUIPMENT - NET                       210,209         202,068
OTHER ASSETS                                        32,002          29,831

                                                $1,198,220      $1,236,338

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                           $   88,621      $  141,126
     Accrued expenses                               84,417          97,765
     Income taxes payable                           27,126          15,547
           Total current liabilities               200,164         254,438

LONG-TERM DEBT                                       1,308           1,334
DEFERRED INCOME TAXES                                1,627           2,275

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized shares - 50,000,000,
       issued shares - none                             --              --
     Common stock, $1 par value,
       authorized shares - 250,000,000,
       issued shares - 88,218,617                   88,219          88,219
     Capital in excess of par value                 56,699          56,699
     Retained earnings                           1,139,968       1,123,413
     Cumulative translation adjustment              (1,109)         (1,279)
                                                 1,283,777       1,267,052
     Common stock in treasury, at cost
       9,367,210 shares in 1994 and
       9,371,217 shares in 1993                   (288,656)       (288,761)
           Total stockholders' equity              995,121         978,291
                                                $1,198,220      $1,236,338
The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                (4)

                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

            (All dollar amounts in thousands, except common share data)


                                                       (Unaudited)
                                                   Three Months Ended
                                                  (14 weeks)     (13 weeks)
                                                   April 2,       March 27,
                                                    1994           1993
NET SALES                                          $541,368       $531,347

  Cost of goods sold                                353,748        339,566

GROSS PROFIT                                        187,620        191,781

  Selling, general & administrative expenses        146,943        132,452

OPERATING INCOME                                     40,677         59,329

  Investment and other income-net                     2,860          4,709

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                              43,537         64,038

  Provision for income taxes                         16,100         23,000

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                    27,437         41,038

  Cumulative effect of a change in the
     method of accounting for income taxes               --          1,643

NET INCOME                                         $ 27,437       $ 42,681

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       78,850,388     82,671,613

EARNINGS PER COMMON SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                     $0.35          $0.50

  Cumulative effect of a change in the
     method of accounting for income taxes               --           0.02

NET INCOME                                            $0.35          $0.52

DIVIDENDS PAID PER COMMON SHARE                       $0.11          $0.10


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                      (5)
                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (All dollar amounts in thousands)
                                                              (Unaudited)
                                                          Three Months Ended
                                                       (14 weeks)       (13 weeks)
                                                         April 2,        March 27,
                                                           1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 27,437         $ 42,681
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                      8,359            7,745
        Non-current deferred income taxes                   (648)             188
        Cumulative effect of a change in
          accounting for income taxes                         --           (1,643)
        Tax benefit on exercise of stock options               1              833
        Change in current assets and liabilities:
          (Increase) in accounts receivable              (81,091)         (78,282)
          Decrease in inventories                         62,321           34,831
          (Increase) in deferred
            income tax benefits                             (505)          (1,248)
          (Increase) in other current assets              (1,490)         (18,443)
          (Decrease) in accounts payable                 (52,505)         (59,255)
          (Decrease) increase in accrued expenses        (13,348)           6,825
          Increase in income taxes payable                11,579            8,133
            Net cash used in operating
              activities                                 (39,890)         (57,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                  (39,735)         (93,777)
    Sales of investment instruments                       60,562          153,452
    Purchases of property and equipment                  (15,955)         (14,527)
    Purchase of trademarks                                  (757)            (303)
    Other-net                                             (1,566)             527
            Net cash provided by
              investing activities                         2,549           45,372

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                              (26)             (25)
    Proceeds from exercise of common stock options            21            2,497
    Dividends paid                                        (8,871)          (8,270)
    Repurchase of common stock                                --          (25,716)
            Net cash used in
              financing activities                        (8,876)         (31,514)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      118              245

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (46,099)         (43,532)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 104,720          130,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 58,621         $ 87,189

The accompanying notes to consolidated financial statements are an integral part of these statements.

/TABLE

                                                                 (6)

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.


2. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications. Results of operations for interim periods are not necessarily indicative of results for the full year.


3. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994. In accordance with SFAS No.115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of December 26, 1993 of adopting SFAS No.115 was an increase in the opening balance of stockholders' equity of $2,848,000 (net of $1,673,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost.
      This increase in stockholders' equity was included in retained earnings.

                                                                  (7)

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



The following is a summary of available-for-sale marketable
securities:
                                  (Dollars in thousands)             Dec. 25,
                                                                         1993
                                         April 2, 1994
                                              Gross       Estimated
                                            Unrealized         Fair
                               Cost     Gains     Losses      Value     Cost
Tax exempt notes
  and bonds                $213,517       $ 11  $(1,521)   $212,007  $278,033
U.S. & foreign
  government securities      10,708         --     (659)     10,049    10,619
Collateralized mortgage
  obligations                 7,601        --    (1,225)      6,376     8,201
  Total debt securities      231,826       11    (3,405)    228,432   296,853
Equity securities             2,527       353        --       2,880     5,000
                           $234,353       $364  $(3,405)   $231,312  $301,853


                                         (Dollars in thousands)

                                              April 2, 1994
                                                        Estimated
                                                             Fair
                                           Cost             Value
Due in one year or less                $ 77,016          $ 76,144
Due after one year thru three
  years                                 109,396           108,620
Due after three years                    45,414            43,668
                                        231,826           228,432
Equity securities                         2,527             2,880
                                       $234,353          $231,312


At April 2, 1994, the above investments include $48,082,000 of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

For the period ended April 2, 1994 gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($9,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the period was a charge of $4,764,000 which was included in retained earnings.

                                                            (8)

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


4. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                                     (Dollars in thousands)
                                              April 2,     December 25,
                                               1994            1993
     Raw materials                          $ 48,251         $ 56,560
     Work-in-process                          19,819           24,006
     Finished goods                          306,202          356,027

                                            $374,272         $436,593

5.    Property and equipment - net

                                         (Dollars in thousands)
                                              April 2,     December 25,
                                               1994            1993
      Land and buildings                    $ 67,392         $ 67,049
      Machinery and equipment                104,831           99,644
      Furniture and fixtures                  40,896           39,489
      Leasehold improvements                 102,486           99,802
      Construction in progress                44,813           38,491
                                             360,418          344,475
    Less:  Accumulated depreciation
             and amortization                150,209          142,407
                                            $210,209         $202,068

6. On April 21, 1994, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on June 3, 1994, to stockholders of record at the close of business on May 9, 1994.


7. For the quarters ended April 2, 1994 and March 27, 1993, the Company made income tax payments of $6,061,000 and $14,329,000, respectively. For the quarters ended April 2, 1994 and March 27, 1993, the Company made interest payments of $68,000 and $24,000, respectively. As of April 2, 1994, the fair value adjustment for available-for-sale securities was a charge of $1,916,000 (which reflects an unrealized loss net of $1,125,000 in deferred income taxes) included in retained earnings.

                                                            (9)

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


8. The Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1993. SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes.
      The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the three months ended March 27, 1993 as a one-time increase in net income of $1,643,000, or $.02 per share.


9. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of April 2, 1994, the Company had contracts maturing in 1994 to purchase at contracted forward rates 789,684,000 Spanish pesetas and 4,077,000 Dutch guilders and to sell 12,000,000 Canadian dollars and 7,300,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $27,000,000.

                                                                   (10)

                 LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The quarter-to-quarter increase in net sales of 1.9% was due to an additional week in the 1994 period (14 weeks) compared to 1993 (13 weeks) and the shipment in the 1994 first quarter of certain Spring season merchandise delayed from fiscal 1993. The results for the 1994 quarter also reflected higher unit volume within the RUSS, THE VILLAGER and CRAZY HORSE Divisions (collectively, the "Russ Divisions"), continued expansion of the Company's retail and outlet operations, as well as gains in the DANA BUCHMAN and Shoe Divisions. The increase was offset by substantially lower average unit selling prices in the Company's Misses and Petite sportswear group and lower unit volume within the Dress, LIZ & CO. and Cosmetics Divisions. The lower average unit selling prices within the Misses and Petite sportswear group were required to liquidate excess prior season inventory.

Gross profit expressed as a percentage of net sales decreased to 34.7% for the first quarter of 1994 from 36.1% for the 1993 first quarter. This decrease reflected margin erosion in several of the wholesale apparel divisions, primarily the Misses and Petite sportswear group, LIZ & CO. and ELISABETH Divisions, principally due to a lower proportion of regular price sales, as well as lower margins within the Cosmetics Division due to product mix. Also contributing to the margin decrease was the higher proportion of net sales represented by, and lower margins within, the Russ Divisions (which are lower margin businesses) and higher markdowns within the outlet operations, contributing to an operating loss in those opertions. The decrease in the gross profit percentage was partially offset by improved margins of the Retail, International, Menswear and Shoe Divisions.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC"), which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1993 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

The period-to-period dollar increase in selling, general and administrative expenses was 10.9%. These expenses represented
27.1% of 1994 first quarter net sales, up from 24.9% of 1993 first

                                                                   (11)


RESULTS OF OPERATIONS (continued)

quarter net sales. The dollar increase in expenses resulted primarily from the extra week in the quarter, the continued expansion of the Company's Retail, Russ and DANA BUCHMAN Divisions and increased costs associated with the VIVID fragrance (introduced in July 1993).

The decrease in investment and other income-net on a period-to-period basis was due to a decrease in the Company's portfolio of cash equivalents and marketable securities reflecting in part the Company's stock repurchase program as well as a slightly lower rate of return realized on the Company's portfolio.

As a result of the factors described above, on a period-to-period basis, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle declined 32.0%, resulting in a decrease in net income of 35.7%, as the provision for income taxes declined to reflect the profit decrease. The results for the first quarter also reflected the continuing investment in the Russ and Retail Divisions.

The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal 1993. The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the three months ended March 27, 1993 as a one-time increase in net income of $1.6 million or $0.02 per share. Management believes that the $16.7 million deferred tax benefit will be fully realized through reversals of existing deferred tax liabilities of $1.6 million and future taxable income.

The earnings per common share computation reflected a lower number of outstanding shares on a period-to-period basis, as a result of the Company's stock repurchase program.

As previously announced, the continued liquidation at distressed prices of excess prior season inventory, is expected to continue to negatively impact gross margins in the second quarter. The Company continues to view 1994 as a year in which it has begun a far-reaching process of rebuilding and restructuring.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company's working capital increased $5.8 million during the 1994 first quarter, primarily as a result of the excess of internally generated profits over dividends paid. Inventories at April 2, 1994 were $374.3 million, down from $436.6 million at year end 1993, and 6.6% higher than the $351.0 million at 1993 first quarter end. The increase in inventory levels on a period-to-period basis reflected incremental inventories resulting from the expansion of the Russ Divisions, the Company's new women's

                                                                   (12)
fragrance, VIVID, as well as the balance of the excess prior season inventory. On April 21, 1994, the Company's Board of Directors authorized an additional $50 million under the previously announced stock repurchase program. As of May 12, 1994, the Company had expended or committed to expend approximately $359 million of the $400 million authorized under the program, covering an aggregate of 12,114,000 shares.

The Company's anticipated capital expenditures for 1994 currently approximate $90 million. These expenditures consist primarily of certain building and equipment expenditures, including expansions of and improvements to the Company's North Bergen, New Jersey office facility, as well as distribution facilities in Pennsylvania and Alabama, leasehold improvements of new stores for the Company's Retail Division, and the upgrading of data processing systems. These expenditures will be financed through available capital and future earnings. Increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were $295 million at April 2, 1994. The Company expects to be able to adjust these lines as required.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and certain of its officers and directors are parties to several pending legal proceedings and claims, including actions styled Fishbaum v. Chazen et al., and Ressler et al. vs. Liz Claiborne, Inc. et al. both pending in the United States District Court for the Eastern District of New York. Plaintiff in the Fishbaum case seeks compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing March 30, 1993 through and including July 16, 1993 and alleges that the defendants violated the federal securities laws by, among other things, making misrepresentations or omission of material facts which artificially inflated the market price of the Common Stock during the class period. In October 1993, the Company moved to dismiss the Fishbaum complaint. Arguments on the motion were presented in March 1994. The Ressler complaint makes allegations similar to the Fishbaum complaint, but seeks damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing September 21, 1992 through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff.

In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the court of Chancery of the State Court of Delaware against the Company's directors and its former Vice Chairman. The complaints contain allegations of breach by the

                                                                   (13)

directors of their fiduciary obligations to the Company and its shareholders and corporate mismanagement, waste of corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and unjust enrichment in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors.

      The Company believes that the litigations described in this Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      10(a) Employment Agreement, dated as of May 9, 1994, between Liz Claiborne, Inc. and Paul R. Charron.


(b) The Company filed a report on Form 8-K dated March 9, 1994, to report the change of the Company's fiscal year end from the last
Saturday in December to the Saturday closest to December 31, commencing with the 1994 fiscal year.

                                                            (14)


SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
                                 LIZ CLAIBORNE, INC.




DATE:  May 16, 1994                    BY /s/Samuel M. Miller
                                       SAMUEL M. MILLER
                                       Senior Vice President - Finance
                                       Chief Financial and Accounting
                                         Officer

                              EXHIBIT INDEX


Exhibit No.         Description                             Page Number
                    Employment Agreement, dated as of
                    May 9, 1994, between Liz Claiborne,
                    Inc. and Paul R. Charron