Form 10-Q
period 1994-07-02
CLAIBORNE LIZ INC
filed 1994-08-16
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q



(Mark One)

| X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 2, 1994
|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Registrant's Common Stock, par value
$1.00 per share, outstanding at 8/11/94 was 78,311,834.





                                                            (2)

                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of July 2, 1994
            and December 25, 1993 ............................. 3

          Consolidated Statements of Income for the Six
            and Three Month Periods Ended July 2, 1994
            and June 26, 1993 ................................. 4

          Consolidated Statements of Cash Flows
            for the Six Month Periods
            Ended July 2, 1994 and June 26, 1993 .............. 5

          Notes to Consolidated Financial Statements .......... 6-9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations .... 10-13

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings................................... 14
     Item 4.   Submission of Matters to a Vote of Security Holders. 15
     Item 6.   Exhibits and Reports on Form 8-K.................... 15



    SIGNATURE .................................................... 16

                                                                 (3)
                      PART I - FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

               (All amounts in thousands except share data)
                                           (Unaudited)
                                             July 2,    December 25,
                 ASSETS                       1994          1993
CURRENT ASSETS:
     Cash and cash equivalents             $   79,621    $  104,720
     Marketable securities                    234,838       204,571
     Accounts receivable - trade              159,679       174,435
     Inventories                              383,469       436,593
     Deferred income tax benefits              17,613        15,065
     Other current assets                      67,935        69,055
           Total current assets               943,155     1,004,439

PROPERTY AND EQUIPMENT - NET                  218,129       202,068
OTHER ASSETS                                   32,201        29,831

                                           $1,193,485    $1,236,338

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                      $   91,275    $  141,126
     Accrued expenses                          94,797        97,765
     Income taxes payable                      10,454        15,547
           Total current liabilities          196,526       254,438

LONG-TERM DEBT                                  1,283         1,334
DEFERRED INCOME TAXES                           1,105         2,275

COMMITMENTS AND CONTINGENCIES

PUT WARRANTS                                   18,475            --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized shares - 50,000,000,
       issued shares - none                        --            --
     Common stock, $1 par value,
       authorized shares - 250,000,000,
       issued shares - 88,218,617              88,219        88,219
     Capital in excess of par value            39,894        56,699
     Retained earnings                      1,145,754     1,123,413
     Cumulative translation adjustment         (1,660)       (1,279)
                                            1,272,207     1,267,052
     Common stock in treasury, at cost
       9,641,783 shares in 1994 and
       9,371,217 shares in 1993              (296,111)     (288,761)
          Total stockholders' equity          976,096       978,291
                                           $1,193,485    $1,236,338
The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                                   (4)

                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

      (All dollar amounts in thousands, except per common share data)


                                                      (Unaudited)
                                 Six Months Ended    Three Months Ended
                                (27 Weeks)  (26 Weeks)
                                July 2,   June 26,  July 2,  June 26,
                                  1994      1993      1994     1993
NET SALES                     $1,031,411$1,038,262  $490,043 $506,915

  Cost of goods sold             674,881    666,350  321,133  326,784

GROSS PROFIT                     356,530   371,912   168,910  180,131

  Selling, general &
    administrative expenses      293,537   267,974   146,594  135,522

OPERATING INCOME                  62,993   103,938    22,316   44,609

  Investment and other
    income-net                     5,739     8,794     2,879    4,085

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE           68,732   112,732    25,195   48,694

  Provision for income taxes      25,400      40,600   9,300   17,600

INCOME BEFORE CUMULATIVE
   EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE           43,332    72,132    15,895   31,094

  Cumulative effect of a
    change in the method of
    accounting for income
    taxes                             --      1,643      --       --

NET INCOME                    $   43,332$   73,775  $ 15,895 $ 31,094

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING         78,834,31282,265,71678,816,99881,859,809

EARNINGS PER COMMON SHARE:

INCOME BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING
   PRINCIPLE                       $0.55     $0.88     $0.20    $0.38

  Cumulative effect of a change
    in the method of accounting
    for income taxes                 --        .02       --       --

NET INCOME                         $0.55     $0.90     $0.20    $0.38

DIVIDENDS PAID PER COMMON SHARE    $0.23     $0.21     $0.11    $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                     (5)
                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (All dollar amounts in thousands)
                                                          (Unaudited)
                                                         Six Months Ended
                                                    (27 Weeks)       (26 Weeks)
                                                     July 2,       June 26,
                                                      1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $ 43,332       $ 73,775
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                17,053         16,412
        Non-current deferred income taxes            (1,170)          (729)
        Cumulative effect of a change in
          accounting for income taxes                    --         (1,643)
        Tax benefit on exercise of stock options         97            953
        Change in current assets and liabilities:
          Decrease in accounts receivable            14,756          8,852
          Decrease in inventories                    53,124          2,117
          (Increase) in deferred
            income tax benefits                        (846)        (1,612)
          Decrease (increase) in other current assets 1,120         (6,340)
          (Decrease) in accounts payable            (49,851)       (58,550)
          (Decrease) increase in accrued expenses    (2,968)       (10,693)
          (Decrease) in income taxes payable         (5,093)       (13,163)

            Net cash provided by
              operating activities                   69,554          9,379

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments             (97,402)      (231,779)
    Sales of investment instruments                  63,021        257,011
    Purchases of property and equipment             (33,122)       (32,132)
    Purchase of trademarks                           (1,541)          (641)
    Other-net                                        (1,238)           404
            Net cash used in
              investing activities                  (70,282)        (7,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                         (51)           (49)
    Proceeds from exercise of common stock options      471          3,141
    Dividends paid                                  (17,740)       (17,468)
    Proceeds from sale of put warrants                1,572          1,188
    Repurchase of common stock                       (8,231)       (46,130)
            Net cash used in
              financing activities                  (23,979)       (59,318)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (392)           269

NET CHANGE IN CASH AND CASH EQUIVALENTS             (25,099)       (56,807)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            104,720        130,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 79,621       $ 73,914


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

                                                                (7)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



The following is a summary of available-for-sale securities:

                             (Dollars in thousands)
                                                              Dec. 25,
                                    July 2, 1994                  1993
                                        Gross      Estimated
                                      Unrealized        Fair
                           Cost    Gains    Losses     Value     Cost
Tax exempt notes                                               C>
  and bonds            $286,059     $171  $(2,025)  $284,205  $278,033
U.S. & foreign
  government securities  10,828       --     (868)     9,960    10,619
Collateralized mortgage
  obligations             7,272       --   (1,392)     5,880     8,201
  Total debt securities  304,159      171  (4,285)   300,045   296,853
Equity securities         2,528      --      (485)     2,043     5,000
                       $306,687     $171  $(4,770)  $302,088  $301,853

                                   (Dollars in thousands)

                                          July 2, 1994
                                                  Estimated
                                                       Fair
                                      Cost            Value
Due in one year or less           $107,072         $105,853
Due after one year through
  three years                      155,264          153,977
Due after three years               41,823           40,215
                                   304,159          300,046
Equity securities                    2,528            2,043
                                  $306,687         $302,088


At July 2, 1994, the above investments include $65,208,000 of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

For the six month period ended July 2, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($9,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month period was a charge of $5,745,000 which was included in retained earnings.

                                                            (8)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


4. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                                         (Dollars in thousands)
                                        July 2,     December 25,
                                         1994           1993
     Raw materials                    $ 46,860        $ 56,560
     Work-in-process                    20,050          24,006
     Finished goods                    316,559         356,027

                                      $383,469        $436,593


5.  Property and equipment - net

                                         (Dollars in thousands)
                                         July 2,    December 25,
                                         1994           1993

    Land and buildings                $120,191        $ 67,049
    Machinery and equipment            107,296          99,644
    Furniture and fixtures              41,278          39,489
    Leasehold improvements             107,171          99,802
    Construction in progress                --          38,491
                                       375,936         344,475
    Less:  Accumulated depreciation
             and amortization          157,807         142,407
                                      $218,129        $202,068

6. In April and June 1994, in connection with its previously announced stock repurchase program, the Company sold put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The warrants obligate the Company to purchase a total of 800,000 shares of its Common Stock in July, October and December 1994 on the respective expiration dates. The proceeds of $1.6 million from the sale of the put warrants have been recorded in capital in excess of par value. The Company's potential $18.5 million obligation to buy back 800,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to July 2, 1994 the Company's potential obligation under these put warrants was reduced to $13.5 million as a result of the Company's purchase of 200,000 shares for approximately $5.0 million from a holder of such warrants.

7. On July 14, 1994, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $.1125 per share, to be paid on September 6, 1994, to stockholders of record at the close of business on August 12, 1994.

                                                            (9)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

8. For the six months ended July 2, 1994 and June 26, 1993, the Company made income tax payments of $32,196,000 and $54,381,000, respectively. For the six months ended July 2, 1994 and June 26, 1993, the Company made interest payments of $165,000 and $67,000, respectively. As of July 2, 1994, the fair value adjustment for available-for-sale securities was a charge of $2,897,000 (which reflects an unrealized loss net of $1,702,000 in deferred income taxes) included in retained earnings.

9. The Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1993. SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes.
    The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the six months ended June 26, 1993 as a one-time increase in net income of $1,643,000, or $.02 per share.


10. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of July 2, 1994, the Company had contracts maturing in 1994 and 1995 to purchase at contracted forward rates 365,575,000 Spanish pesetas and 2,336,000 Dutch guilders and to sell 16,000,000 Canadian dollars and 11,500,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $33,000,000, approximately $4,500,000 of which are for a period in excess of one year. Unrealized gains/losses for outstanding foreign exchange contracts were not material as of July 2, 1994.
                                                       (10)

             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The period to prior year comparable period ("period-to-period") decrease in net sales for the 1994 second quarter was 3.3%. This included an approximate 15% decline in net sales of Misses and Petite sportswear, to approximately $228 million, reflecting significantly lower average unit selling prices required primarily to liquidate excess prior season inventory. The net sales result also reflected an approximate 15% decline in LIZ & CO. sales, to approximately $18 million, due primarily to lower unit volume, with lower average unit prices accounting for approximately one-third of the decrease. The net sales declines were offset in part by the continued roll-out of the products of the RUSS, THE VILLAGER and CRAZY HORSE Divisions (collectively, the "Russ Divisions"), with sales approximately doubling to approximately $24 million, as well as increases in Menswear sales (an approximate 61% increase, to approximately $21 million)and DANA BUCHMAN sales (an approximate 32% increase, to approximately $26 million). These increases primarily reflected higher unit volume, although nearly half of the Menswear increase was due to higher average unit selling prices due to a higher proportion of regular price sales. In addition, sales of the Company's FIRST ISSUE, LIZ CLAIBORNE and ELISABETH stores, and international retail operations (collectively, the "retail operations") increased approximately 30%, to approximately $35 million, due to the opening of new domestic retail stores (84 at 1994 second quarter end as compared with 61 at 1993 second quarter end) and European retail leased departments. Net sales for the second quarter have historically been lower than those of the first quarter, reflecting seasonal fluctuations.

Net sales for the 1994 first half (27 weeks) were 0.7% lower than those for the 1993 first half (26 weeks). The 1994 first quarter included the shipment of certain Spring merchandise delayed from fiscal 1993. The 1994 first half results included an approximate 9% decline in net sales of Misses and Petite sportswear, to approximately $505 million, reflecting significantly lower average unit selling prices required primarily to liquidate excess prior season inventory. Contributing to the decrease were declines in LIZ & CO. sales (down approximately 22%, to approximately $35 million) and Dresses/Suits sales (down approximately 7%, to approximately $65 million), in each case due to lower unit volume. The net sales declines were offset in part by the continued roll-out of the products of the Russ Divisions, with sales approximately doubling to approximately $52 million due to volume increases, as well as increases in DANA BUCHMAN sales (an approximate 29% increase, to approximately $52 million) due in substantially equal parts to volume and price effects, and Menswear sales (an approximate 23% increase, to approximately $42 million), with approximately three-quarters of such increase due to a higher proportion of regular price sales. In addition, sales of the retail operations increased approximately 37%, to approximately $65 million, due to the same factors present in the quarter, and sales of shoes increased approximately 20%, to approximately $35 million,

                                                            (11)
due to higher average unit selling prices resulting from a higher proportion of regular price sales.

Gross profit dollars decreased on a period-to-period basis 4.1% for the first half and 6.2% for the second quarter of 1994. The quarterly decrease was due in substantially equal parts to the drop in net sales levels and to margin erosion; the decrease for the first half was due substantially to margin erosion. Gross profit expressed as a percentage of net sales decreased to 34.6% for the first half and 34.5% for the second quarter of 1994 from 35.8% and 35.5% for the comparable 1993 periods. These lower gross margin percentages reflected margin erosion at several of the wholesale apparel divisions, primarily the Misses and Petite sportswear group and the ELISABETH and LIZ & CO. Divisions, principally due to a lower proportion of regular price sales, primarily reflecting the liquidation of excess prior year inventory. Also contributing to the margin decreases were severely depressed margins within the Russ Divisions (which are lower margin businesses) due to a very low proportion of regular price sales; the higher proportion of the Company's net sales represented by these Divisions also contributed to the overall margin decreases. The margin decline for the first half also reflected higher markdowns within the outlet operations. The gross profit percentage declines were offset by improved margins within the Menswear and Shoe Divisions, due in each case to a higher proportion of regular price sales, as well as the ongoing conversion of much of the Company's European business from a wholesale to a leased department (retail) operation (which generally experiences higher gross margins than a wholesale operation). In addition, the gross profit percentages were favorably impacted by the higher proportion of the Company's net sales represented by the Accessories and Jewelry Divisions (each of which generally experience higher gross margins than the wholesale apparel divisions).

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN"") treatment for the People's Republic of China ("PRC"), which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1994 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

The period-to-period dollar increases in selling, general and administrative ("SG&A") expenses were 9.5% and 8.2% for the first half and second quarter of 1994, respectively.  Approximately half of these increases reflect the continued expansion of the Company's
      (12)
RESULTS OF OPERATIONS (continued)

retail operations, including the opening of new domestic stores and the conversion to retail of much of the Company's European business. Also contributing to these increases were costs associated with the VIVID fragrance (introduced in July 1993), as well as expansion of the Russ and DANA BUCHMAN Divisions and outlet operations. SG&A expenses expressed as a percentage of net sales were 28.5% and 25.8% for the first six months and 29.9% and 26.7% for the second quarter, respectively, of 1994 and 1993. These percentage increases reflect the above factors, as well as the fact that dollar expenses increased on an overall basis, notwithstanding the decline in sales levels. Although certain wholesale apparel divisions reduced their period-to-period SG&A levels, their percentage decrease in sales outpaced their percentage decrease in expense levels.

The period-to-period decreases in investment and other income-net were due to lower rates of return realized on the Company's portfolio, as well as decreases in the Company's average portfolio of cash equivalents and marketable securities, reflecting in part the Company's stock repurchase program.

As a result of the factors described above, on a period-to-period basis, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle declined 39.0% for the first half and 48.3% for the second quarter of 1994. The provisions for income taxes decreased on a period-to-period basis, reflecting the changes in pre-tax income, offset in part by an increase in tax rates. Net income decreased 41.3% for the first half and 48.9% for the second quarter of 1994.

The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal 1993. The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the six months ended June 26, 1993 as a one-time increase in net income of $1.6 million, or $.02 per share. Management believes that the $17.6 million deferred tax benefit will be fully realized through future taxable income and reversals of existing deferred tax liabilities of $1.1 million.

The earnings per common share computations reflect a lower number of outstanding shares on a period-to-period basis, as a result of the Company's stock repurchase program.

The Company's results of operations reflect the difficult tone of business, as well as the Company's having cut back on forward merchandise commitments in an effort to limit exposure to significant end-of-season excess inventory positions. The Company continues to view 1994 as a year in which it has begun a far-reaching process of rebuilding and restructuring, and has initiated a number of programs and is exploring a variety of initiatives and projects which it believes hold it in good stead in the future. While the Company believes that apparel gross margins should see improvement from current levels, weakness in demand for the Company's offerings within the continuing difficult retail environment could impair any such improvement.
                           (13)


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations increased to $69.6 million through July 2, 1994, from $9.4 million through June 26, 1993, primarily because of a larger reduction in the level of inventory from year end ($51.0 million) and smaller reductions in eurrent liabilities ($24.5 million), offset in part by lower net income ($30.4 million). Net cash used by investing activities increased to $70.3 million in 1994 from $7.1 million in 1993, due primarily to a $34.4 million increase in the Company's portfolio of marketable securities in 1994 as compared to a $25.2 million decrease in 1993. Net cash used in financing activities decreased to $24.0 million in 1994 from $59.3 million in 1993, reflecting a $37.9 million reduction in the amount expended in the Company's stock repurchase program. On April 21, 1994, the Company's Board of Directors authorized an additional $50 million under the previously announced stock repurchase program. As of August 11, 1994, the Company had expended or committed to expend approximately $375 million of the $400 million authorized under the program, covering an aggregate of 12,882,000 shares.

Inventories at July 2, 1994 were $383.5 million, down from $436.6 million at year end 1993, and approximately equal to the $383.8 million at June 26, 1993. On a period-to-period basis, the inventory levels reflected decreases within the wholesale apparel and shoe operations, offset in part by incremental inventories resulting from the expansion of the outlet operations and the Russ Divisions. Virtually all of the Company's excess inventory manufactured in 1993 was disposed of as of the end of the second quarter. The existence of such excess inventory, which takes additional time to liquidate, has a negative impact on the Company's inventory turnover rate.

The Company's anticipated capital expenditures for 1994 currently approximate $75 million. These expenditures consist primarily of certain building and equipment expenditures, including expansions of and improvements to the Company's North Bergen, New Jersey office facility, as well as a distribution facility in Montgomery, Alabama, leasehold improvements of new stores and leased departments for the Company's retail operations, and the upgrading of data processing systems. These expenditures will be financed through available capital and future earnings. Increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $295 million to $280 million subsequent to July 2, 1994 to reduce excess lines. The Company expects to be able to adjust these lines as required.

                                                            (14)



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and certain of its officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al. pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plantiff. In June 1994, the Court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint.

In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against the Company's directors and its former Vice Chairman. The complaints contain allegations of breach by the directors of their fiduciary obligations to the Company and its shareholders and corporate mismanagement, waste of corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and unjust enrichment in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated into the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint.

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







                                                            (15)


Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's 1994 Annual Meeting of Stockholders held on May 12, 1994 (the "1994 Annual Meeting"), the stockholders of the Company (i) approved the Company's Section 162(m) Cash Bonus Plan (the number of affirmative votes cast was 67,470,336, the number of negative votes cast was 2,863,504, and the number of abstentions was 1,082,378) and (ii) ratified the appointment of Arthur Andersen & Co. as independent public accountants of the Company for the fiscal year ending December 31, 1994 (the number of affirmative votes cast was 70,453,515, the number of negative votes cast was 767,325 and the number of abstentions was 195,378). In addition, at the 1994 Annual Meeting, the Company's stockholders elected the following nominees to the Company's Board of Directors:



                               Votes
Nominee             For                  Withheld
Harvey L. Falk      69,207,434          2,208,784

Ann M. Fudge        69,230,939          2,185,279

J. James Gordon     69,242,783          2,173,435

Louis Lowenstein    69,394,611          2,021,607



There were no broker nonvotes with respect to any matter acted upon at the 1994 Annual Meeting.




Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10(a)  Amendment No. 5 to the Liz Claiborne Savings Plan.

    10(b)  Trust Agreement, dated as of July 1, 1994, between Liz
           Claiborne, Inc. and IDS Trust Company.



(b) The Company did not file any reports on Form 8-K in the quarter.





SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
                                 LIZ CLAIBORNE, INC.




DATE:  August 15, 1994           BY /s/Samuel M. Miller
                                 SAMUEL M. MILLER
                                 Senior Vice President - Finance
                                 Chief Financial and Accounting
                                   Officer

                          EXHIBIT INDEX




Exhibit No. Description

10(a)     Amendment No. 5 to the Liz Claiborne Savings Plan.

10(b)     Trust Agreement, dated as of July 1, 1994 between Liz
          Claiborne, Inc. and IDS Trust Company.