Form 10-Q
period 1994-10-01
CLAIBORNE LIZ INC
filed 1994-11-15
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q



(Mark One)

| X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 1, 1994
|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Registrant's Common Stock, par value
$1.00 per share, outstanding at 11/10/94 was 77,957,228.


                                                            (2)

                                                              PAGE
                                                             NUMBER

PART I -  FINANCIAL INFORMATION

Item 1.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of October 1, 1994
            and December 25, 1993 ............................. 3

          Consolidated Statements of Income for the Nine
            and Three Month Periods Ended October 1, 1994
            and September 25, 1993  ........................... 4

          Consolidated Statements of Cash Flows
            for the Nine Month Periods Ended
            October 1, 1994 and September 25, 1993 ............ 5

          Notes to Consolidated Financial Statements .......... 6-9

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....  10-14

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings...................................  15
     Item 6.   Exhibits and Reports on Form 8-K....................  16


     SIGNATURE ..................................................... 17

                                                                 (3)
                      PART I - FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

               (All amounts in thousands except share data)
                                           (Unaudited)
                                            October 1,  December 25,
                 ASSETS                       1994          1993
CURRENT ASSETS:
     Cash and cash equivalents             $   45,010    $  104,720
     Marketable securities                    190,899       204,571
     Accounts receivable - trade              299,105       174,435
     Inventories                              365,576       436,593
     Deferred income tax benefits              18,090        15,065
     Other current assets                      67,608        69,055
           Total current assets               986,288     1,004,439

PROPERTY AND EQUIPMENT - NET                  232,733       202,068
OTHER ASSETS                                   31,311        29,831

                                           $1,250,332    $1,236,338

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                      $   87,952    $  141,126
     Accrued expenses                         126,876        97,765
     Income taxes payable                      12,771        15,547
           Total current liabilities          227,599       254,438

LONG-TERM DEBT                                  1,258         1,334
DEFERRED INCOME TAXES                             785         2,275

COMMITMENTS AND CONTINGENCIES

PUT WARRANTS                                   13,450            --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized shares - 50,000,000,
       issued shares - none                        --            --
     Common stock, $1 par value,
       authorized shares - 250,000,000,
       issued shares - 88,218,617              88,219        88,219
     Capital in excess of par value            44,580        56,699
     Retained earnings                      1,179,540     1,123,413
     Cumulative translation adjustment         (1,948)       (1,279)
                                            1,310,391     1,267,052
     Common stock in treasury, at cost
       9,959,283 shares in 1994 and
       9,371,217 shares in 1993              (303,151)     (288,761)
           Total stockholders' equity       1,007,240       978,291
                                           $1,250,332    $1,236,338
The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                                   (4)

                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

      (All dollar amounts in thousands, except per common share data)

                                                      (Unaudited)

                                Nine Months Ended    Three Months Ended
                                (40 Weeks)             (39 Weeks)
                                 Oct. 1,Sept. 25,    Oct. 1,Sept. 25,
                                  1994      1993      1994     1993
NET SALES                     $1,648,199$1,660,156  $616,788 $621,894

  Cost of goods sold           1,065,261  1,078,963  390,380  412,613

GROSS PROFIT                     582,938   581,193   226,408  209,281

  Selling, general &
    administrative expenses      454,649   419,311   161,112  151,337

OPERATING INCOME                 128,289   161,882    65,296   57,944

  Investment and other
    income-net                     8,630    13,008     2,891    4,214

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE          136,919   174,890    68,187   62,158

  Provision for income taxes      50,700      64,500  25,300   23,900

INCOME BEFORE CUMULATIVE
   EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE           86,219   110,390    42,887   38,258

  Cumulative effect of a
    change in the method of
    accounting for income
    taxes                             --      1,643       --       --

NET INCOME                    $   86,219$  112,033  $ 42,887 $ 38,258

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING         78,686,66681,973,34678,380,02281,388,596

EARNINGS PER COMMON SHARE:

INCOME BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING
   PRINCIPLE                       $1.10     $1.35     $0.55    $0.47

  Cumulative effect of a change
    in the method of accounting
    for income taxes                  --       .02        --       --

NET INCOME                         $1.10     $1.37     $0.55    $0.47

DIVIDENDS PAID PER COMMON SHARE    $0.34     $0.33     $0.11    $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                     (5)
                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (All dollar amounts in thousands)
                                                          (Unaudited)

                                                        Nine Months Ended
                                                   (40 Weeks)        (39 Weeks)
                                                     Oct. 1,      Sept. 25,
                                                      1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $ 86,219       $112,033
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                26,340         24,808
        Non-current deferred income taxes            (1,490)        (1,444)
        Cumulative effect of a change in
          accounting for income taxes                    --         (1,643)
        Tax benefit on exercise of stock options         97            990
        Change in current assets and liabilities:
          (Increase) in accounts receivable        (124,670)      (121,322)
          Decrease (increase) in inventories         71,017        (20,600)
          (Increase) in deferred
            income tax benefits                      (1,147)        (3,088)
          Decrease (increase) in other current assets 1,447         (8,093)
          (Decrease) in accounts payable            (53,174)       (34,990)
          Increase in accrued expenses               29,111         10,549
          (Decrease) in income taxes payable         (2,776)        (2,865)

            Net cash provided by (used in)
              operating activities                   30,974        (45,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments             (98,712)      (275,068)
    Sales of investment instruments                 107,705        409,980
    Purchases of property and equipment             (56,583)       (61,921)
    Purchase of trademarks                           (2,181)          (980)
    Other-net                                            56          1,310

            Net cash (used in) provided by
              investing activities                  (49,715)        73,321

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                         (76)           (75)
    Proceeds from exercise of common stock options      471          3,242
    Dividends paid                                  (26,541)       (26,614)
    Proceeds from sale of put warrants                1,572          1,188
    Repurchase of common stock                      (15,712)       (63,002)

            Net cash used in
              financing activities                  (40,286)       (85,261)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (683)           (47)

NET CHANGE IN CASH AND CASH EQUIVALENTS             (59,710)       (57,652)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            104,720        130,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 45,010       $ 73,069


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


3. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994. In accordance with SFAS No.115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of December 26, 1993 of adopting SFAS No.115 was an increase in the opening balance of stockholders' equity of $2,848,000 (net of $1,673,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale which were previously carried at amortized cost. This increase in stockholders' equity was included in retained earnings.

                                                                (7)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The following is a summary of available-for-sale securities:

                             (Dollars in thousands)
                                                              Dec. 25,
                                 October 1, 1994                  1993
                                        Gross      Estimated
                                      Unrealized        Fair
                           Cost    Gains    Losses     Value     Cost
Tax exempt notes
  and bonds            $202,257       $5  $(2,102)  $200,160  $278,033
U.S. & foreign
  government securities  11,079       --     (888)    10,191    10,619
Commercial paper         10,706       --       --     10,706        --
Collateralized mortgage
  obligations             7,153       --   (1,694)     5,459     8,201
  Total debt securities 231,195        5   (4,684)   226,516   296,853
Equity securities         2,528       --     (397)     2,131     5,000
                       $233,723       $5  $(5,081)  $228,647  $301,853


                                   (Dollars in thousands)

                                       October 1, 1994
                                                  Estimated
                                                       Fair
                                      Cost            Value
Due in one year or less           $ 77,553         $ 76,303
Due after one year through
  three years                      143,630          141,933
Due after three years               10,012            8,280
                                   231,195          226,516
Equity securities                    2,528            2,131
                                  $233,723         $228,647


At October 1, 1994, the above investments include $24,911,000 of tax exempt notes and bonds as well as the commercial paper which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

For the nine month period ended October 1, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($81,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month period was a charge of $6,046,000 which was included in retained earnings.

                                                             (8)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

4. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                                         (Dollars in thousands)
                                      October 1,    December 25,
                                         1994           1993
     Raw materials                    $ 49,149        $ 56,560
     Work-in-process                    25,902          24,006
     Finished goods                    290,525         356,027

                                      $365,576        $436,593

 5. Property and equipment - net
                                         (Dollars in thousands)
                                      October 1,    December 25,
                                         1994           1993
    Land and buildings                $123,284        $ 67,049
    Machinery and equipment            113,353          99,644
    Furniture and fixtures              47,950          39,489
    Leasehold improvements             114,249          99,802
    Construction in progress                --          38,491
                                       398,836         344,475
     Less:  Accumulated depreciation
            and amortization           166,103         142,407
                                      $232,733        $202,068

6. In April and June 1994, in connection with its previously announced stock repurchase program, the Company sold put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The warrants obligated the Company to purchase a total of 800,000 shares of its Common Stock in July, October and December 1994 on the respective expiration dates. The proceeds of $1.6 million from the sale of the put warrants have been recorded in capital in excess of par value. The Company's potential $18.5 million obligation to buy back 800,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants. As of October 1, 1994 the Company's potential obligation under these put warrants was reduced to $13.5 million as a result of the Company's purchase of 200,000 shares for approximately $5.0 million from a holder of such warrants. Subsequent to October 1, 1994 the Company's potential obligation under these put warrants was further reduced to $8.4 million as a result of the Company's purchase of 200,000 additional shares for approximately $5.0 million from a holder of such warrants.

7. On October 13, 1994, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $.1125 per share, to be paid on December 5, 1994, to stockholders of record at the close of business on November 11, 1994.
                                                            (9)

              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

8. For the nine months ended October 1, 1994 and September 25, 1993, the Company made income tax payments of $55,500,000 and $70,412,000, respectively. For the nine months ended October 1, 1994 and September 25, 1993, the Company made interest payments of $250,000 and $120,000, respectively. As of October 1, 1994, the fair value adjustment for available-for-sale securities was a charge of $3,198,000 (which reflects an unrealized loss net of $1,878,000 in deferred income taxes) included in retained earnings.

9. The Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1993. SFAS No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes.
    The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the nine months ended September 25, 1993 as a one-time increase in net income of $1,643,000, or $.02 per share.


10. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of October 1, 1994, the Company had contracts maturing in 1994 and 1995 to purchase at contracted forward rates 731,377,000 Spanish pesetas and 390,000 Dutch guilders and to sell 48,500,000 Canadian dollars and 8,900,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $55,000,000, approximately $5,700,000 of which are for a period in excess of one year. Unrealized gains/losses for outstanding foreign exchange contracts were not material as of October 1, 1994.
                                                     (10)
             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The period to prior year comparable period ("period-to-period") decrease in net sales for the 1994 third quarter was $5 million, or 1% (rounded to the nearest million and percent, as are all figures in the Results of Operations section of this Item 2). This included an 8% decline in net sales of Misses and Petite sportswear, to $289 million, reflecting lower average unit selling prices due primarily to changes in product mix. The net sales result also reflected an 11% decline in LIZ & CO. sales, to $24 million, due in substantially equal parts to lower unit volume and lower average unit selling prices, as well as a decrease of 9% in ELISABETH sales, to $37 million, due to lower average initial selling prices. The net sales declines were offset in part by sales increases in accessories (22%, to $54 million), menswear (47%, to $28 million) and in DANA BUCHMAN (14%, to $33 million), as well as in products of the RUSS, THE VILLAGER and CRAZY HORSE Divisions (collectively, the "Russ Divisions"), with sales increasing 20%, to $34 million. These sales increases primarily reflected higher unit volume, although more than half of the menswear increase was due to higher average unit selling prices as a result of a higher proportion of regular price sales. In addition, sales of the Company's FIRST ISSUE, LIZ CLAIBORNE, ELISABETH and DANA BUCHMAN stores, and international retail operations (collectively, the "retail operations") increased 29%, to $33 million, due to the opening of new domestic retail stores (97 at 1994 third quarter end as compared with 67 at 1993 third quarter end) and European retail leased departments. Sales of the Company's outlet stores increased on a period-to-period basis 16%, to $42 million, due to the opening of new stores (61 at 1994 third quarter end as compared with 55 at 1993 third quarter end). Net sales for the third quarter have historically been higher than those of the second quarter, reflecting seasonal fluctuations.

Net sales for the nine months of 1994 (40 weeks) were $12 million, or 1%, lower than those for the 1993 nine month period (39 weeks). The 1994 first quarter included the shipment of certain Spring merchandise delayed from fiscal 1993. The 1994 nine month results included a 9% decline in net sales of Misses and Petite sportswear, to $794 million, reflecting significantly lower average unit selling prices required primarily to liquidate excess prior season inventory during the first half of 1994. Contributing to the decrease was a decline in LIZ & CO. sales (18%, to $59 million) due primarily to lower unit volume. The net sales declines were offset in part by sales increases in the Russ Divisions (an increase of $32 million, to $86 million), as well as in menswear (31%, to $70 million), accessories (13%, to $142 million) and DANA BUCHMAN (22%, to $85 million). These increases primarily reflected higher
            (11)

RESULTS OF OPERATIONS (continued)

unit volume, although more than half of the menswear increase was due to higher average unit selling prices as a result of a higher proportion of regular price sales. In addition, sales of the retail operations increased 35%, to $98 million, and outlet sales increased 12%, to $100 million, reflecting in each case the opening of additional stores and leased departments.

On a period-to-period basis, gross profit dollars remained constant for the nine month period and increased 8% for the third quarter. The quarterly increase was due to an improvement in margins due to lower markdowns on excess inventory, offset in part by lower sales volume. Gross profit expressed as a percentage of net sales increased to 35.4% for the first nine months and 36.7% for the third quarter of 1994 from 35.0% and 33.7% for the comparable periods. These higher gross margin percentages reflect margin improvements from depressed prior period levels within the Dress and Menswear Divisions, due in each case to a higher proportion of regular price sales. In addition, the gross profit percentages were favorably impacted by the higher proportion of the Company's net sales represented by the Accessories, DANA BUCHMAN and Jewelry Divisions (each of which generally experience higher gross margins than the other wholesale apparel divisions). These increases were offset by severely depressed margins within the Russ Divisions (which are lower margin businesses) due to a very low proportion of regular price sales, and the higher proportion of the Company's net sales represented by these Divisions, as well as a decrease in margins of the Cosmetics Division due to product mix. In addition, gross margins for the nine month period reflected margin erosion within the Misses and Petite sportswear group and the ELISABETH Division, principally due to a lower proportion of regular price sales, primarily reflecting the liquidation of excess prior year inventory.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC"), which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1994 for an additional year. In light of the very substantial portion of the Company's products which are
                (12)
RESULTS OF OPERATIONS (continued)

manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

The period-to-period dollar increases in selling, general and administrative ("SG&A") expenses were 8% and 6% for the first nine months and third quarter of 1994, respectively. The continued expansion of the Company's retail operations, including the opening of new domestic stores and the conversion to retail of much of the Company's European business, accounted for more than half of such increases. Also contributing to these increases were costs related to the expansion of the Russ and DANA BUCHMAN Divisions and outlet operations. In addition, the increase for the nine month period reflected costs associated with the VIVID fragrance (introduced in July 1993). SG&A expenses expressed as a percentage of net sales were 27.6% and 25.3% for the first nine months and 26.1% and 24.3% for the third quarter, respectively, of 1994 and 1993. These percentage increases reflect the above factors, as well as the fact that dollar expenses increased on an overall basis, notwithstanding the decline in sales levels. Although certain wholesale apparel divisions reduced their period-to-period SG&A levels, their percentage decrease in sales slightly outpaced their percentage decrease in expense levels.

The period-to-period decreases in investment and other income-net were primarily due to lower rates of return realized on the Company's investment portfolio. Contributing to the decrease for the first nine months was a decrease in the Company's average portfolio of cash equivalents and marketable securities (the "investment portfolio"), reflecting in part the Company's stock repurchase program; the third quarter decrease was partially offset by an increase in the investment portfolio.

As a result of the factors described above, on a period-to-period basis, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle declined 22% for the first nine months and increased 10% for the third quarter of 1994. These results include continuing operating losses within the retail operations and the Russ Divisions. The provisions for income taxes reflect the changes in pre-tax income and tax rates. Net income decreased 23% for the first nine months and increased 12% for the third quarter of 1994.

The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal 1993. The cumulative effect on prior years of this accounting change is reflected in the consolidated statement of income for the nine months ended September 25, 1993 as a one-time increase in net income of $1.6 million, or $.02 per share. Management believes

                                                            (13)
RESULTS OF OPERATIONS (continued)


that the $18 million deferred tax benefit will be fully realized through future taxable income and reversals of existing deferred tax liabilities of $1 million.

The earnings per common share computations reflect a lower number of outstanding shares on a period-to-period basis, as a result of the Company's stock repurchase program.

In 1994, the Company has begun a far-reaching process of rebuilding and restructuring. The Company is in the midst of conducting a formal strategic review of its various operations. As a result, certain operations are being reevaluated and management expects that a number of action plans will be developed and implemented over the near term. The tone of business remains mixed, and the Company is continuing to plan forward merchandise commitments on a conservative basis, particularly for the Misses and Petite sportswear group. While the Company believes that apparel gross margins for the fourth quarter of 1994 should show improvement over the prior period level, weakness in demand for the Company's offerings within the continuing difficult retail environment could limit the extent of such improvement.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $31.0 million through October 1, 1994, compared to $45.7 million used in operating activities through September 25, 1993, primarily because of a large reduction in the level of inventory from year end ($71.0 million) compared to an increase in the inventory level for the prior year period ($20.6 million), offset in part by lower net income in 1994 ($25.8 million). Net cash used in investing activities was $49.7 million in 1994 as compared to net cash provided by investing activities of $73.3 million in 1993, due primarily to purchases of property and equipment of $57 million in 1994 and a $134.9 million decrease in the Company's portfolio of marketable securities in 1993. Net cash used in financing activities was $40.3 million in 1994 compared to $85.3 million in 1993, reflecting a $47.6 million reduction in the amount expended in the Company's stock repurchase program. As of November 10, 1994, the Company had expended or committed to expend approximately $378 million of the $400 million authorized under that program, covering an aggregate of 13,025,000 shares.

Inventories at October 1, 1994 were $365.6 million, down from $436.6 million and $406.5 million, at year end 1993 and September 25, 1993, respectively. On a period-to-period basis, the inventory levels reflected decreases within the wholesale apparel operations and Russ Divisions as well as the Shoe and Accessories Divisions, offset in part by incremental inventories resulting from the expansion of the retail and outlet operations. The existence of excess inventory, which takes additional time to liquidate, in the first half of 1994 has had a negative impact on the Company's inventory turnover rate and gross margin during the period.
           (14)



FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY (continued)

The Company's anticipated capital expenditures for 1994 currently approximate $70 million, of which $57 million had been expended at October 1, 1994. These expenditures consist primarily of certain building and equipment expenditures, including expansions of and improvements to the Company's North Bergen, New Jersey office facility, as well as a distribution facility in Montgomery, Alabama, leasehold improvements of new stores and leased departments for the Company's retail operations, and the upgrading of data processing systems. The remaining expenditures will be financed through available capital and future earnings. Increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $295 million to $280 million during the third quarter to reduce excess lines. The Company expects to be able to adjust these lines as required.

                                                            (15)

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

                                                            (16)


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits
      10(a)   Amendment No. 3 to the Liz Claiborne Profit sharing
              Plan

(b) The Company did not file any reports on Form 8-K in the quarter

                                                            (17)


SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
                                 LIZ CLAIBORNE, INC.




DATE:  November 14, 1994         BY /s/Samuel M. Miller
                                 SAMUEL M. MILLER
                                 Senior Vice President - Finance
                                 Chief Financial and Accounting
                                   Officer

                          EXHIBIT INDEX



Exhibit                 Description                     Page No.

10(a)                   Amendment No.3 to the
                        Liz Claiborne Profit
                        Sharing Plan