Form 10-K405
CLAIBORNE LIZ INC
filed 1995-03-31
CIK 352363

                      SECURITIES AND EXCHANGE COMMISSION          Exhibit Index
                            Washington, D.C. 20549                is on Page __

                                  FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994 OR
                          -----------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ------------------
Commission File Number 0-9831
                       ------

                             LIZ CLAIBORNE, INC.
                             -------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                  13-2842791
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)

     1441 Broadway, New York, New York                       10018
     ---------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  212-354-4900

         Securities registered pursuant to Section 12(b) of the Act:

      Title of class             Name of each exchange on which registered
      --------------             -----------------------------------------

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

                           Yes   X      No
                                ----       ----

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Based upon the closing sale price on the New York Stock Exchange composite tape on March 1, 1995, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $1,194,724,797.

           Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 1, 1995: 75,640,645 shares.

                      ------------------------------------
                      Documents Incorporated by Reference:

           Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 1995 - Part III.

PART I

Item 1.   Business.

Overview

           Liz Claiborne, Inc. designs, contracts for the manufacture of, and markets an extensive range of women's and men's apparel and related products, including accessories, shoes and jewelry. The Company believes that it is the largest "better" women's sportswear and dress company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items, but are priced in the "better" apparel range. Women's sportswear is offered under the Company's various trademarks, including LIZ CLAIBORNE, LIZ, COLLECTION, LIZSPORT, LIZWEAR, ELISABETH, LIZ & CO. and its triangular logo mark. The Company offers a higher priced "bridge" line of women's sportswear and dresses under the Company's DANA BUCHMAN label, collections of men's sportswear and furnishings under the CLAIBORNE trademark, and "moderate" women's apparel under RUSS, THE VILLAGER and CRAZY HORSE trademarks. The Company offers women's fragrance collections under the LIZ CLAIBORNE, REALITIES and VIVID trademarks and men's fragrance collections under the CLAIBORNE FOR MEN trademark. The Company also operates retail stores in a variety of formats and distributes its products in a number of international markets.

           At March 1, 1995, the Company's order book reflected unfilled customer orders for approximately $443 million of merchandise, as compared to approximately $450 million at March 1, 1994. Order book data at any given date is materially affected by the timing of recording orders and of shipments. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

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

           Substantially all items in each sportswear collection are sold as "separates" rather than as ensembles, such as suits. Each collection is structured, however, through the use of related styles, color schemes and fabrics, to enable the consumer to assemble outfits consisting of separate items which are designed to be worn together. By offering similar or related styles, color schemes and fabrics over an extended period, the Company intends to provide the consumer with a wardrobe which can be coordinated with other Company items from season to season.

The following is a comparison of net sales by product/division for each of the five fiscal years ended December 31, 1994.

                                                                    (Dollars in millions)
                                                                    ---------------------

                                              1994              1993           1992             1991             1990
                                              ----              ----           ----             ----             ----
Sportswear-Misses . . . . . . . . . . . . $  772.5          $  878.0         $  947.7         $  903.7         $  782.4
Sportswear-Petites  . . . . . . . . . . .    227.6             253.5            268.5            250.7            216.6
                                          --------          --------         --------         --------         --------

      Total Women's Sportswear. . . . . .  1,000.1           1,131.5          1,216.2          1,154.4            999.0

Accessories . . . . . . . . . . . . . . .    187.3             172.4            144.9            129.9            159.4
Retail Specialty Stores . . . . . . . . .    150.0             114.4             92.9             77.4             58.7
Outlet Stores . . . . . . . . . . . . . .    140.1             122.4            113.9             84.7             62.1
Elisabeth . . . . . . . . . . . . . . . .    137.2             143.5            161.0            130.5             53.4
Dresses and Suits . . . . . . . . . . . .    121.9             130.0            171.3            180.3            164.4
Dana Buchman. . . . . . . . . . . . . . .    112.9              90.2             73.5             28.9             16.8
Moderate Sportswear . . . . . . . . . . .    111.6              78.7             21.2*              --               --
Men's Sportswear and Furnishings. . . . .    101.7              80.7             94.0            124.6            122.3
Cosmetics . . . . . . . . . . . . . . . .     84.4              88.4             72.7             75.0             73.6
Liz & Co. . . . . . . . . . . . . . . . .     75.8              91.9             96.4             75.9             58.8
Shoes . . . . . . . . . . . . . . . . . .     62.7              55.5             46.4             39.9             13.2*
Jewelry and Watches. . . . . . . . .          30.7              25.0             18.3              6.2              8.6*
Licensing . . . . . . . . . . . . .            3.0               3.0              2.9              2.4              3.5
                                          --------          --------         --------         --------         --------
                                           2,319.4           2,327.6          2,325.6          2,110.1          1,793.8

Intercompany Sales Elimination. . . . . .   (156.5)           (123.3)          (131.3)          (102.9)           (64.9)
                                          --------          --------         --------         --------         --------

      Net Sales . . . . . . . . . . . . . $2,162.9          $2,204.3         $2,194.3         $2,007.2         $1,728.9
                                          ========          ========         ========         ========         ========
Net Sales by Geographic Areas

Domestic  . . . . . . . . . . . . . . . . $2,039.9          $2,091.0         $2,092.5         $1,923.6         $1,672.5
International . . . . . . . . . . . . . .    123.0             113.3            101.8             83.6             56.4
                                          --------          --------         --------         --------         --------

   Net Sales . . . . . . . . . . . . .    $2,162.9          $2,204.3         $2,194.3         $2,007.2         $1,728.9
                                          ========          ========         ========         ========         ========

____________________
*  Partial Year Sales

           During the fourth quarter of 1994, the Company reconfigured its Misses and Petite sportswear business (formerly managed as one division, the Women's Sportswear Group) by creating separate divisions, each under its own management team, for each of the COLLECTION, LIZSPORT and LIZWEAR labels. This restructuring aims to align each of these product lines more closely with changing consumer needs and market conditions and to refine the distinctions among the three divisions in order to enhance product development, focus selling efforts and reduce product redundancy. Each of these Divisions offers its products in both the "misses" and petite ranges.

           The COLLECTION Division offers polished and professional career dressing with desk-to-dinner versatility. The products are designed in groups of coordinated separates to offer consumers a rich variety of possibilities for creating personalized pulled-together looks.

           The LIZSPORT Division offers all-American sportswear with enduring style and an eye to detail. The products are designed for less formal work settings and weekends.

           The LIZWEAR Division offers casual fashion, featuring denim styles, a wide range of fashion tops and soft cotton twills.

           The Dress Division offers career, office-to-evening and social occasion and career dresses, as well as suits, under the LIZ CLAIBORNE trademark in both the "misses" and petite size ranges. This Division commenced shipment of its LIZ NIGHT line (special occasions) in July 1994 and its LIZ NOW line (fashion forward) in January 1995.

           The Menswear Division offers collection sportswear and furnishings (dress shirts and ties) which are modern classics under the CLAIBORNE trademark.

           The DANA BUCHMAN Division offers collections for the women's "bridge" market, the price range between better sportswear and designer clothing. The Division offers products with distinctive fabrics and detailing, sophisticated design and value in the "misses" and petite sizes under the Company's DANA BUCHMAN trademark. During February 1994, this Division began shipping its first collection of large sizes.

           The ELISABETH Division offers large-sized apparel under the Company's ELISABETH trademark, including classic career looks, weekend wear and basics. ELISABETH sportswear and dresses are offered in "misses" and petite proportions.

           The LIZ & CO. Division offers sportswear collections of coordinated knit separates under the Company's LIZ & CO. trademark. During February 1994, this Division began shipping its first collection in petite sizes.

           During 1994, each of the above Divisions presented four to six seasonal collections.

           As part of its component dressing concept, the Company offers handbags, small leather goods, hats, scarves, belts, socks, and hair accessories -- primarily under the LIZ CLAIBORNE trademark - which mirror major fashion trends and complement the Company's sportswear. The Company also offers bodywear which features workout gear in high performance fabrics.

           In 1994, the Company consolidated its Cosmetic and Jewelry Divisions under a single management. The Company's cosmetic offerings include fragrance and bath and body-care products under the LIZ CLAIBORNE, REALITIES, VIVID and CLAIBORNE FOR MEN trademarks. The Company's jewelry offerings include collections of fashion jewelry, such as earrings, necklaces, bracelets and pins, to complement the Company's women's apparel and accessories lines.
During 1994, this Division introduced a line of fashion quartz watches under the LIZ CLAIBORNE trademark.

           In December 1994, the Company announced that it is phasing out of its FIRST ISSUE retail business. To date, the Company has converted seven FIRST ISSUE stores to the ELISABETH format and four to the LIZ CLAIBORNE format. The Company currently plans to close or convert the remaining 66 FIRST ISSUE locations to ELISABETH stores or other Company-operated retail formats, with a majority of these closings or conversions planned for 1995. FIRST ISSUE stores average approximately 3,300 square feet.

           The Shoe Division offers its customers dress and casual shoes which coordinate with its women's LIZ CLAIBORNE apparel collections and accessories. This Division's shoe offerings include fashion (career and casual) shoes and leather and canvas sport shoes.

           The Moderate Sportswear Division offers updated career and casual clothing under the RUSS trademark; traditional mainstream sportswear under THE VILLAGER trademark; and fashion related separates with a jeanswear attitude under the CRAZY HORSE trademark. These product lines are sold in department stores, national chains and specialty stores. These product lines represent the Company's entry into a new market; such entry is accompanied by the risks inherent in any new business. The lower-priced apparel business requires methods of operations and marketing strategies different from those employed in the Company's other businesses. As this business is generally a lower margin business, the Company must achieve significant cost efficiencies, in part by using sources of supply different from the Company's sources for other products. In addition, the buyers and/or store customers for this Division are different from the Company's traditional buyers and customers. The Company's competition in this field includes firms with which the Company has not historically competed. During the fourth quarter of 1994, the Company consolidated its moderate business operation under a single management.


Sales and Marketing

           The Company's wholesale sales are made primarily to department and specialty store customers throughout the United States. Retail sales are also made through the Company's retail stores and through outlet stores, as well as to international customers, direct-mail catalogue companies, military exchanges and other outlets. During 1994, the Company's international distribution was expanded to additional markets; at year end, LIZ CLAIBORNE products were being sold in over 50 markets outside of the United States. In addition, product offerings in the United Kingdom, Canada and other countries were further expanded. The Company expects to continue expansion to additional markets, primarily in Western Europe, Asia and Latin America.

           The Company currently operates a total of 51 prototype and presentational specialty stores which carry exclusively Company products: 29 LIZ CLAIBORNE stores, 21 ELISABETH large-size apparel stores and one DANA BUCHMAN store. The specialty stores operated under the LIZ CLAIBORNE name are of two different types: an approximately 8,000 - 12,000 square foot store carrying the full line of LIZ CLAIBORNE women's apparel and related items, and an approximately 6,000 square foot store aimed at career dressing, carrying the Company's LIZ CLAIBORNE COLLECTION and LIZSPORT apparel and related items. ELISABETH stores are approximately 3,300 square feet and carry exclusively large-size sportswear and dresses under the ELISABETH label. The DANA BUCHMAN flagship store located in New York City is approximately 2,900 square feet and carries regular and petite women's apparel, specifically sportswear and dresses, as well as accessories, under the DANA BUCHMAN label. These stores enable the Company to closely track sales and other product data, obtain market information and experiment with new products, visual presentation and new ideas for enhancing customer service. This information is used to help the Company's retail store customers and to more quickly respond to consumer preferences.

           In a number of international markets, the Company operates leased or licensed departments or concessions at leading specialty stores, enabling the Company to better control its image and obtain direct consumer feedback.
Leased departments have developed into the Company's primary method of doing business in Western Europe. A number of LIZ CLAIBORNE stores and shops operate in international markets pursuant to retail licenses granted by the Company. During 1994, additional LIZ CLAIBORNE stores and shops opened in the Far East and in the Middle East. During 1995, the Company plans to grant additional store licenses covering new markets.

           Approximately 84% of 1994 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 1994 and 1993 sales, no single customer accounted for more than 5% of 1994 or 1993 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the 11 department store customers which were owned at year-end 1994 by The May Department Stores Company accounted for approximately 17% of 1994 and 18% of 1993 sales, and sales to the three department store customers which were owned at year-end 1994 by R. H. Macy & Co., Inc. accounted for approximately 7% of 1994 sales and 8% of 1993 sales. Sales to the seven department store customers which were owned at year-end 1994 by Federated Stores, Inc. accounted for approximately 9% of 1994 and 8% of 1993 sales. Subsequent to December 31, 1994, R. H. Macy & Co., Inc. and Federated Stores, Inc. merged to become a single corporate group which would have accounted for 16% of 1994 and 1993 sales. See Note 7 of the Notes to Consolidated Financial Statements. Many major department store groups have centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its 100 largest customers will continue to account for a great majority of its sales.

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

           The Company maintains cooperative advertising programs under which it will generally share the costs of its customers' advertising and promotional expenditures, up to a stated percentage of a customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $43 million in respect of 1994 sales. In addition to cooperative advertising, the Company spent approximately $7 million in 1994 on institutional advertising including the Company's national advertising campaign covering all LIZ CLAIBORNE products and the Company's advertising campaigns for its various fragrances.

           The Company currently operates 70 outlet stores in "outlet centers" comprised primarily of manufacturer-operated stores. These stores generally offer surplus and prior seasons' merchandise; certain stores offer only irregular merchandise. The Company anticipates opening additional outlet stores during 1995.


Manufacturing

           The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

           A very substantial portion of the Company's sales is represented by products produced abroad, primarily in the Far East. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1994, the Company's apparel and apparel related products were manufactured by over 700 suppliers, of which approximately 250 were domestic suppliers, and the balance of which were located in over 50 different countries, mainly in China, South Korea, Sri Lanka, Hong Kong and Indonesia. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 5% of the Company's purchases of finished products during 1994. Approximately 24% of the Company's 1994 purchases of finished products were manufactured by its ten largest suppliers, as compared to 22% of 1993 purchases. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory.

          The Company obtains fabrics, trimmings and other materials used in its apparel and accessories products in bulk from various suppliers. During 1994, the raw materials used in Company products was purchased from approximately 800 suppliers, approximately 500 of which were located abroad, primarily in Hong Kong, Italy, South Korea and Japan. Approximately 25% of the Company's expenditures for raw materials during 1994 were accounted for by its five largest raw material suppliers, as compared to 29% of 1993 purchases, with no single raw material supplier accounting for more than 7% of 1994 raw material expenditures. Generally, the Company does not have any long-term, formal arrangements with any supplier of raw materials. The Company owns a 50% interest in a joint venture which supplies certain domestically dyed and finished fabrics and the Company is currently analyzing its options with respect to this venture. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

           The Company operates under substantial time constraints in producing each of its collections. See "Sales and Marketing". In order to deliver, in a timely manner, merchandise which reflects current tastes, the Company attempts to schedule a substantial portion of its materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, the Company must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. Many of these early commitments are made subject to changes in respect of colors, assortments, sizes and/or delivery dates. The Company has implemented a number of initiatives designed to reduce the time required to move a product from design to the sales floor.

           The Company is planning forward merchandise commitments on a conservative basis, particularly for its COLLECTION, LIZSPORT and LIZWEAR Divisions. If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess merchandise inventories. The Company was left with significant excess merchandise inventory positions during 1993 and into the first half of 1994 due to the Company's increased 1993 commitments compared to 1992 and the decreased demand for certain of the Company's apparel at retail.

           The Company's arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and in certain parts of the world, political instability. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations.


Import and Import Restrictions

           Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement.
These bilateral agreements have been negotiated under the framework of the Multi Fiber Arrangement ("MFA"), which has been in effect since 1974. The United States has recently concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Legislation to enact and implement the various agreements of the Uruguay Round was ratified by Congress and became effective January 1, 1995. This includes the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization Member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. The
U. S. legislation implementing the

Uruguay Round also changes the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change would determine country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. In addition, there are various United States initiatives pending concerning the trading status of certain countries, which, if enacted, would likely increase the cost of doing business in such countries. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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


Trademarks

           The Company utilizes a variety of trademarks on its products, including LIZ CLAIBORNE, LIZ, CLAIBORNE, LIZWEAR, LIZSPORT, LIZ LIZ CLAIBORNE, LIZ LIZWEAR, LIZ LIZSPORT, LIZ CLAIBORNE COLLECTION, LIZ NOW, LIZ NIGHT, its triangular logomark, DANA BUCHMAN, ELISABETH, LIZ & CO., REALITIES, RUSS, THE VILLAGER, CRAZY HORSE, VIVID and FIRST ISSUE. The Company has registered or applied for registration of a multitude of trademarks for use on apparel and apparel-related products, including accessories, cosmetics, shoes and jewelry in the United States as well as a great many foreign territories. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.


Licensing

           The Company has five license agreements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company. The present terms of these agreements (exclusive of renewal terms) expire at various dates through 2000. Current licenses cover women's dress hosiery; women's and men's sunglasses and readers; women's and men's ophthalmic frames for prescription eyewear; home furnishing products (added in 1994, with the first collections shipped in the first quarter of 1995) and men's tailored clothing (added in 1994, with the first collections expected to be offered for the fall of 1995). Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.


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

           The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest "better" women's sportswear and dress company in the United States.


Employees

           At December 31, 1994, the Company had more than 8,000 full-time employees, as compared with approximately 7,900 full-time employees at December 25, 1993, representing an increase of approximately 500 employees in the Company's retail and outlet operations, offset by a decrease in other areas.

           As a member of a manufacturers' association, the Company is bound by collective bargaining agreements with affiliates of the International Ladies' Garment Workers' Union ("ILGWU") covering, at December 31, 1994, approximately 1,912 of the Company's full-time United States and Canadian apparel, cosmetics and shoe employees. These collective bargaining agreements expire on various dates through 1997. The Company is also bound by a collective bargaining agreement with a unit of the Amalgamated Clothing and Textile Workers of America ("ACTWA") covering, at December 31, 1994, approximately 162 of the Company's full-time Accessories Division employees; this agreement expires in September 1997. The ILGWU and ACTWA have publicly announced that, subject to ratification by their membership, they will merge into a single union in 1995.

           The Company considers its relations with its employees to be satisfactory and has not experienced any interruption of operations due to labor disputes.

Item 2.   Properties.

           The Company's showrooms, sales, merchandising and design staffs, as well as its executive offices, are located at 1441 Broadway, New York, New York, where the Company leases approximately 276,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 92,000 and 24,000 square feet (with terms expiring in 1996 and 2003, respectively).

           The Company owns its approximately 453,000 square foot principal New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain other administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location which was completed in 1994. The Company presently leases approximately 1,210,000 square feet in 8 other New Jersey warehouse facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on approximately 80 acres in Mt. Pocono, Pennsylvania. The Company's approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site), has been leased to a joint venture comprised of a wholly-owned subsidiary of the Company and an unrelated third party. This facility is used as a dyeing and finishing operation. The Company occupies an approximately 290,000 square foot warehouse and distribution facility located on a 124 acre site in Montgomery, Alabama. The Company has options to purchase an additional 80 acres adjacent to the facility. The Company currently is planning to build additional facilities at this location. The Company is the lessee of the Georgia and Alabama facilities pursuant to industrial development financing. The Company also leases showroom, warehouse and office space in various other domestic and international locations.

           The Company leases space for its 117 retail specialty stores (aggregating approximately 498,000 square feet in various malls) and for 69 of its outlet stores (aggregating approximately 643,000 square feet). In October 1994, the Company entered into a fifteen year lease for an approximately 14,000 square foot LIZ CLAIBORNE flagship store to be located at 650 Fifth Avenue, New York, New York. The Company anticipates that the store will open in August 1995.

           The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations. See Note 7 of the Notes to Consolidated Financial Statements.


Item 3.   Legal Proceedings.

           The Company and certain of its officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the company's Common Stock for the period commencing March 30, 1993, through and including July 16,

1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint.

           In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against the Company's directors and two former Vice Chairmen. The complaints contain allegations of breach by the directors of their fiduciary obligations to the Company and its shareholders and corporate mismanagement, waste of corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and unjust enrichment in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and unjust enrichment in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated into the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint.

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


     Executive Officers of the Registrant.

Information as to the executive officers of the Company is set forth below:


Name                              Age              Position(s)
----                              ---              -----------
Jerome A. Chazen                  68               Chairman of the Board

Paul R. Charron                   52               Vice Chairman of the Board and Chief Operating Officer

Samuel M. Miller                  57               Senior Vice President - Finance, Chief
                                                   Financial and Accounting Officer

John R. Thompson                  43               Senior Vice President - Service, Systems and
                                                   Reengineering and Chief Information Officer

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

           Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in May 1994. Effective May 1995, he will become President and Chief Executive Officer. Prior to joining the Company, he served as Executive Vice President of VF Corporation, an apparel manufacturer, from 1993, and as a Group Vice President of VF Corporation from 1988 to 1993.

           Mr. Miller, a certified public accountant, joined the Company in 1988 as Senior Vice President - Finance (Chief Financial and Accounting Officer) after more than sixteen years in various senior financial positions within the apparel industry.

           Mr. Thompson joined the Company in February 1995 as Senior Vice President of Service, Systems and Reengineering and Chief Information Officer. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995. From 1991 to 1993, Mr. Thompson was Vice President Business Systems and Management Information Systems for Lee Apparel Company, an apparel manufacturer. Mr. Thompson also served as Executive Vice President and Chief Information Officer of Quick Response Services, Inc., an information management services company, from 1987 to 1991.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sales prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

           Calendar Period         High             Low
           ---------------         ----             ---
                 1994:

             1st Quarter          24 1/8           20 1/2
             2nd Quarter          26 1/4           19 7/8
             3rd Quarter          23 5/8           20 1/4
             4th Quarter          24 1/8           15 5/8

                 1993:

             1st Quarter          42 3/8           32 3/4
             2nd Quarter          37 1/4           30
             3rd Quarter          31 1/2           19 3/4
             4th Quarter          24 1/4           18 1/8

           On March 24, 1995, the closing sale price of the Common Stock on the NYSE was $17 and the approximate number of record holders of Common Stock was 13,980.

           The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

           Calendar Period            Dividends Paid per Common Share
           ---------------            -------------------------------
                1994:

             1st Quarter                           $.1125
             2nd Quarter                           $.1125
             3rd Quarter                           $.1125
             4th Quarter                           $.1125

                1993:

             1st Quarter                           $  .10
             2nd Quarter                           $.1125
             3rd Quarter                           $.1125
             4th Quarter                           $.1125

           The Company plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

           In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 6, 1995, the Company had expended or committed to expend approximately $429 million of the $450 million authorized under this stock repurchase program, covering an aggregate of 16,105,000 shares.


Item 6.    Selected Financial Data.

           The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

      (All dollar amounts in thousands except per common share data)

                                   1994               1993                1992                 1991              1990
                                ---------          ----------          ----------           ----------         ----------
Net sales                      $ 2,162,901        $ 2,204,297         $ 2,194,330         $ 2,007,177       $ 1,728,868
Gross profit                       755,207            750,916             830,116             799,675           698,033
Net income                          82,849*           126,924**           218,824             222,748           205,800
Working capital                    719,132            750,001             832,789             763,851           608,718
Total assets                     1,289,662          1,236,338           1,256,308           1,170,645           984,505
Long-term debt
 excluding
 current portion                     1,227              1,334               1,434               1,615            15,131
Stockholders'
 equity                            982,984            978,291             997,775             909,599           713,149
Earnings per
 common share                         1.06*              1.56**              2.61                2.61              2.37
Book value at
 year-end                            12.77              12.41               12.05               10.67              8.39
Dividends paid
 per common share                      .45                .44                 .39                 .33               .24
Weighted average
 common shares
 outstanding                    78,526,724         81,509,120           83,965,342         85,457,204        86,783,880





________________________________________________________________________________
* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

** Includes a credit representing the cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth items in the Consolidated Statements of Income as a percent of net sales and the percentage change of those items as compared to the prior year.


                                                         PERCENT OF NET                              YEAR TO YEAR
                                                             SALES                                 PERCENTAGE CHANGE
--------------------------------------------------------------------------------------------------------------------------
                                                                                              1994 VS.            1993 VS.
      FISCAL YEARS                          1994             1993             1992            1993                1992
--------------------------------------------------------------------------------------------------------------------------
 NET SALES                                 100.0%           100.0%           100.0%            (1.9)%               0.5%

  Cost of goods sold                        65.1             65.9             62.2             (3.1)                6.5
                                           -----            -----            -----

 GROSS PROFIT                               34.9             34.1             37.8              0.6                (9.5)

  Selling, general and
  administrative expenses                   27.9             25.8             23.1              6.4                12.0

  Restructuring charge                       1.4               --               --               --                  --
                                           -----            -----            -----

 OPERATING INCOME                            5.6              8.3             14.7            (33.9)              (43.4)

  Investment and other
  income-net                                  .5               .7               .9            (34.0)              (16.5)
                                           -----            -----            -----
 INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                                  6.1              9.0             15.6            (33.9)              (41.9)

   Provision for income
   taxes                                     2.3              3.3              5.6            (33.9)              (40.3)
                                           -----            -----            -----

 INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                       3.8              5.7             10.0            (33.9)              (42.7)

  Cumulative effect of a change
    in the method of accounting for
    income taxes                              --              0.1               --               --                  --
                                           -----            -----            -----
 NET INCOME                                  3.8%             5.8%            10.0%           (34.7)              (42.0)
                                           =====            =====            =====

RESULTS OF OPERATIONS
continued

           The Company's net sales for 1994 (53 weeks) were $2.16 billion, compared to $2.20 billion in 1993 (52 weeks) and $2.19 billion in 1992 (52 weeks). The 1994 decrease reflected a 12% decline in the net sales of Misses and Petite COLLECTION, LIZSPORT and LIZWEAR products (collectively, "Sportswear"), to $1.00 billion, primarily resulting from substantially lower average unit prices due to weakness in demand for Sportswear, the liquidation during the first half of significant prior year excess inventory at distressed prices and changes in product mix. The net sales result also reflected an 18% decline in LIZ & CO. sales, to $76 million, due primarily to lower unit volume. These decreases were partially offset by a 42% increase in the sales of the Moderate Division, to $112 million, a 26% increase in menswear sales, to $102 million, and a 25% increase in DANA BUCHMAN sales, to $113 million. These increases primarily reflected higher unit volume, although more than half of the menswear increase was due to higher average unit prices as a result of a higher proportion of regular price sales. In addition, sales of the Company's domestic retail stores and international retail operations (collectively, the "Retail Operations") increased 31%, to $150 million, due to the opening of new domestic retail stores (113 at 1994 year end compared with 78 at 1993 year end) as well as the conversion of most of the Company's European business from a wholesale to a leased department operation. The Company's FIRST ISSUE retail stores accounted for $64 million of the Retail Operations' 1994 sales, as compared with $51 million in 1993; the Company has announced that it is phasing out of the FIRST ISSUE business and currently plans to close or convert these locations to ELISABETH or other Company- operated retail formats. Sales of the Company's outlet stores increased 14% to $140 million, due to the opening of new stores (70 at 1994 year end compared with 61 at 1993 year end). The 1994 and 1993 results also reflected the delay of certain shipments of 1994 Spring season merchandise into 1994. The 1993 net sales results primarily reflected the inclusion of full year results of the Moderate Division acquired in May 1992, higher unit volume within the Accessories and DANA BUCHMAN Divisions, as well as the introduction of the Company's third women's fragrance, VIVID, offset by decreases across the Company's remaining wholesale apparel operations. These decreases, primarily in Sportswear, reflected substantially lower average unit selling prices, as the Company was required to liquidate significant excess inventory positions and also continued to lower initial selling prices.

           Gross profit expressed as a percentage of net sales was 34.9% in 1994, compared to 34.1% in 1993 and 37.8% in 1992. Gross profit dollars increased slightly in 1994, reflecting an improvement in the overall gross profit percentage from last year's depressed level, on a slightly lower sales base. Margins were negatively impacted throughout the year by the highly promotional retail environment. While Sportswear gross margins showed some improvement, notwithstanding the liquidation during the first half of significant excess prior year inventory, volume declines resulted in lower gross profit dollars. Margin percentages of the Menswear and Dress Divisions improved from depressed prior period levels, due to a higher proportion of regular price sales. Also contributing to the margin improvement were the higher proportion of the Company's net sales represented by the Retail Operations and the DANA BUCHMAN and Accessories Divisions (which are all generally higher margin businesses). These increases were offset by severely depressed margins within the Moderate Division (which is a lower margin business) due to a very low proportion of regular price sales, and the higher proportion of the Company's sales represented by this Division. In addition, margins declined in the Cosmetics Division, reflecting weak demand and changes in product mix, and in the ELISABETH Division, reflecting a lower proportion of regular price sales due primarily to the liquidation of

RESULTS OF OPERATIONS
continued

excess prior year inventory. The 1993 margin decline reflected margin erosion across substantially all wholesale apparel divisions, principally due to a lower proportion of regular price sales within Sportswear and the Dress Division. Also contributing to the margin decreases were higher markdowns within the outlets and Retail Operations, contributing to operating losses in these operations, as well as the higher proportion of net sales represented by the Moderate Division. The decrease in gross margin was partially offset by the higher proportion of net sales represented by, and higher margins within, the Accessories and Cosmetics Divisions (which are generally higher margin businesses).

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

           Selling, general and administrative expenses increased by $36 million (6%) in 1994 over 1993 and by $61 million (12%) in 1993 over 1992. These expenses represented 27.9% of net sales in 1994 as compared to 25.8% in 1993 and 23.1% in 1992. The continued expansion of the Retail Operations accounted for approximately three-quarters of the 1994 dollar increase. Also reflected in this dollar increase were the expansion of the Moderate and DANA BUCHMAN Divisions and outlet operations, partially offset by an overall expense reduction within the wholesale better-apparel businesses; however, the overall percentage decrease in the sales of these businesses slightly outpaced their percentage decrease in expense levels. The 1993 dollar increase in expenses resulted primarily from the inclusion and expansion of the operations of the Moderate Division, the continued expansion of the Company's retail and outlet operations, and increased costs associated with the introduction of the new VIVID fragrance.

           Operating income in 1994 reflected a $30 million charge which was provided to cover the estimated costs associated with the restructuring of the Retail Operations and Moderate Division, as well as the Company's strategic efforts to streamline operating and administrative functions. This charge included estimated losses on the phase out of the FIRST ISSUE retail business, the write-off of certain assets, and severance and contract termination costs (see Note 2 of the Notes to Consolidated Financial Statements). Operating income was also reduced by continuing losses within the Company's Moderate Division, Retail Operations and outlets. These losses are expected to continue into 1995, although at reduced levels.

           Investment and other income-net decreased on a year-to-year basis by $5 million in 1994 and $3 million in 1993. These decreases were due to lower rates of return realized on the Company's investment portfolio as well as a decrease in the average portfolio of cash equivalents and marketable securities reflecting in part the Company's stock repurchase program.

RESULTS OF OPERATIONS
continued

           As a result of the factors described above, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle expressed as a percentage of net sales was 6.1% in 1994, compared to 9.0% in 1993 and 15.6% in 1992. The provision for income taxes expressed as a percentage of net sales was 2.3% in 1994, 3.3% in 1993 and 5.6% in 1992, reflecting the changes in pre-tax income and the 1993 increase in federal statutory rates.

           The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal year 1993. The cumulative effect on prior years of this accounting change is reflected in the consolidated statements of income as a one-time increase in 1993 net income of $1.6 million, or $.02 per common share. The effects of this change are discussed in the accompanying Notes to Consolidated Financial Statements.

           Net income expressed as a percentage of net sales was 3.8% in 1994, compared with 5.8% in 1993 and 10.0% in 1992. The 1994 and 1993 decreases were due primarily to lower operating margins and lower investment and other income-net, offset in part by a lower provision for income taxes. The 1994 decrease also reflected the restructuring charge discussed above, which reduced after tax net income by $19 million.

           The earnings per common share computations reflected a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

           The tone of business remains mixed, and the Company is continuing to plan forward merchandise commitments on a conservative basis, particularly for Sportswear.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

           Net cash provided by operating activities was $173 million in 1994, compared to $120 million in 1993 and $132 million in 1992. The 1994 increase was due primarily to a decrease in inventory levels in 1994 compared to an increase in 1993 and a larger increase in accrued expenses in 1994 (including accruals associated with the restructuring charge), offset in part by lower net income. The 1993 decrease was attributable to lower net income, offset by a decrease in accounts receivable. Net cash used in investing activities was $131 million in 1994, compared to net cash provided by investing activities of $1 million in 1993 and net cash used by investing activities of $55 million in 1992. The fluctuations of net cash used in or provided by investing activities is related to the increase or decrease in marketable securities and capital expenditures on a year-to-year basis. Net cash used in financing activities was $75 million in 1994, compared to $148 million in 1993 and $134 million in 1992. The decrease in 1994 reflected a $77 million reduction in the amount expended in the Company's stock repurchase program. The increase in 1993 reflected a $9 million reduction in proceeds from the exercise of common stock options. The decrease in 1994 year end inventory levels over the prior year end reflected a decrease in excess wholesale apparel inventories, offset in part by the expansion of an in-stock reorder program in several divisions. The existence of excess inventory, which takes additional time to liquidate, in the first half of 1994 had a negative impact on the Company's inventory turnover rate and gross profit margin during the year.

RESULTS OF OPERATIONS
continued

           As of March 6, 1995, the Company had expended or committed to expend approximately $429 million of the $450 million authorized under its stock repurchase program, covering an aggregate of 16,105,000 shares.

           The Company's anticipated capital expenditures for 1995 currently approximate $5O million. These expenditures consist primarily of certain building and equipment expenses, including expansion of the Company's Alabama distribution facility, leasehold improvements of new stores and leased departments for the Company's Retail Operations, and the upgrading of data processing systems. These expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $440 million at December 25, 1993 to $282 million at December 31, 1994 to reduce excess lines. The Company expects to be able to adjust these lines as required.

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

           Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1995 Proxy Statement").


Item 11.   Executive Compensation.

           Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1995 Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1995 Proxy Statement.


Item 13.   Certain Relationships and Related Transactions.

           Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 1995 Proxy Statement.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1.   Financial Statements.

                                                                     PAGE REFERENCE
                                                                     --------------
                                                                     1994 FORM 10-K
                                                                     --------------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

FINANCIAL STATEMENTS
  Consolidated Balance Sheets of December 31, 1994
   and December 25, 1993                                                   F-3

  Consolidated Statements of Income for the
   Three Fiscal Years Ended December 31, 1994                              F-4

  Consolidated Statements of Stockholders' Equity
   for the Three Fiscal Years Ended December 31, 1994                      F-5

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended December 31, 1994                              F-6

           Notes to Consolidated Financial Statements                   F-7 to F-17

UNAUDITED QUARTERLY RESULTS                                                F-18






NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

      3.   Exhibits.

Exhibit
  No.                                  Description
-------                                -----------
3(a)       -    Restated Certificate of Incorporation of Registrant
                (incorporated herein by reference from Exhibit 3(a) to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993).

3(b)       -    By-laws of Registrant, as amended (incorporated herein by
                reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                "1992 Annual Report"]).

4(a)       -    Specimen certificate for Registrant's Common Stock, par value
                $1.00 per share (incorporated herein by reference from Exhibit
                4(a) to the 1992 Annual Report).

4(b)       -    Rights Agreement, dated December 7, 1988, as amended, between
                Registrant and First Chicago Trust Company of New York, as
                Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                (incorporated herein by reference from Exhibit 4(d) to
                Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)    -    Amendment to Rights Agreement, dated March 1990, between
                Registrant and First Chicago Trust Company of New York, as
                Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                (incorporated herein by reference from Exhibit 4(d)(i) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)   -    Amendment to Rights Agreement, dated as of January 24, 1992, between Registrant and First Chicago Trust Company of New York,
                as Rights Agent (incorporated herein by reference from Exhibit
                4(b)(ii) to Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)      -    Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+     -    Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(p) of Registrant's Registration
                Statement on Form S-1, Registration No. 2-71806, in the form it was declared effective).

10(b)(i)+  -    Amendment to the 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(b)(i) to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1988
                [the "1988 Annual Report"]).

----------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                 Description
-------                               -----------
10(c)+      -   Amended form of Option Agreement under Liz Claiborne, Inc. 1981
                Stock Option Plan (incorporated herein by reference from
                Exhibit 10(q) to Registrant's Annual Report on Form 10-K for
                the fiscal year ended December 26, 1981).

10(d)+      -   Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                herein by reference from Exhibit 10(hh) to Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1983
                [the "1983 Annual Report"]).

10(d)(i)+   -   Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to the 1988 Annual Report).

10(e)+      -   Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 29, 1984).

10(e)(i)+   -   Amended Form of Option Agreement under the 1984 Option Plan
                (incorporated herein by reference from Exhibit 10(e)(i) to the
                1992 Annual Report).

10(f)+      -   Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit
                10(f) to the 1989 Annual Report).

10(f)(i)+   -   Trust Agreement dated as of July 1, 1994, between Liz
                Claiborne, Inc. and IDS Trust Company (incorporated herein by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(g)+      -   Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(g)(i)+   -   Amendments Nos. 3 and 4 to the Savings Plan (incorporated
                herein by reference from Exhibit 10(g) to Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 26, 1993
                [the "1993 Annual Report"]).

10(g)(ii)+  -   Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(h)+      -   Amended and Restated Liz Claiborne Profit-Sharing Retirement
                Plan (the "Profit-Sharing Plan") (incorporated herein by
                reference from Exhibit 10(h) to the 1992 Annual Report).

10(i)       -   Trust Agreement related to the Profit-Sharing Plan
                (incorporated herein by reference from Exhibit 10(jj) to the
                1983 Annual Report).

---------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                     Description
--------                                  -----------
10(i)(i)+   -   Amendment Nos. 1 and 2 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual
                Report).

10(i)(ii)   -   Amendment No. 3 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly
                Report on Form 10-Q for the period ended October 1, 1994).

10(j)       -   Collective Bargaining Agreement, dated June 1, 1991, between
                New York Skirt and Sportswear Association, Inc. (of which
                Registrant is a member) and International Ladies' Garment
                Workers' Union, Amalgamated Ladies' Garment Cutters' Union,
                Local 10, I.L.G.W.U. and Blouse, Skirt and Sportswear Workers'
                Union, Local 23-25, I.L.G.W.U (incorporated herein by reference from Exhibit 10(j) to the 1992 Annual Report).

10(k)       -   Collective Bargaining Agreement, dated September 1, 1991,
                between the Joint Board of Shirt, Leisurewear, Robe, Glove and
                Rainwear Workers Union of Amalgamated Clothing Workers of
                America and Liz Claiborne Accessories (incorporated herein by reference from Exhibit 10(k) to the 1991 Annual Report).

10(l)*      -   Executive Liability and Indemnification Policy No. 81035379F,
                with Chubb Group of Insurance Companies.

10(l)(i)*   -   Description of Excess Coverage Directors and Officers
                Liability Insurance Policy No. ZKA9400406, with Lloyds of
                London.

10(m)+*     -   Description of 1994 Salaried Employee Incentive Bonus Plan.

10(n)       -   Lease, dated as of January 1, 1990 for premises located at 1441
                Broadway, New York, New York between Liz Claiborne, Inc. and
                Lechar Realty Corp. (incorporated herein by reference from
                Exhibit 10(n) to the Registrant's Annual Report on Form 10-K
                for the fiscal year ended December 29, 1990).

10(o)+      -   Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership
                Plan (the "Directors Plan") (incorporated herein by reference from Exhibit 10(o) to the 1991 Annual Report).

10(o)(i)+   -   Amendment No. 1 to the Directors Plan (incorporated herein by reference from Exhibit 10(o)(i) to the 1993 Annual Report).

10(p)+      -   Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                (incorporated herein by reference from Exhibit 10(p) to the
                1991 Annual Report).

---------------------------------------------------------------------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                  Description
--------                               -----------
10(p)(i)+   -   Amendment No. 1 to the 1992 Plan (incorporated herein by
                reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(q)+      -   Form of Option Agreement under the 1992 Plan for premium-priced options (incorporated herein by reference from Exhibit 10(q)
                to the 1992 Annual Report).

10(r)+      -   Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                Report).

10(s)+      -   Description of unfunded deferred compensation arrangement for
                Jerome A. Chazen (incorporated herein by reference from
                Exhibit 10(s) to the 1992 Annual Report).

10(t)+*     -   Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(t) to the 1993 Annual
                Report).

10(u)+      -   Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u)
                to the 1992 Annual Report).

10(v)+*     -   Form of the Liz Claiborne Section 162(m) Cash Bonus Plan.

10(w)+*     -   Liz Claiborne Supplemental Executive Retirement Plan.

10(x)+      -   Employment Agreement dated as of May 9, 1994, between Liz
                Claiborne, Inc. and Paul R. Charron (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(y)+*     -   Agreement dated as of January 2, 1995, between Liz Claiborne,
                Inc. and Harvey Falk

21*         -   List of Registrant's Subsidiaries.

23*         -   Consent of Independent Public Accountants.

27*         -   Financial Data Schedule.

28*         -   Undertakings.


(b)   Reports on Form 8-K.

           Not applicable.


---------------------------------------------------------------------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1995.

                                       LIZ CLAIBORNE, INC.


                                       By /s/Samuel M. Miller
                                          ---------------------------------
                                             Samuel M. Miller,
                                             Senior Vice President-Finance/
                                             Principal Financial and
                                             Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 1995.

    Signature                                 Title
    ---------                                 -----
/s/Jerome A. Chazen          Chairman of the Board, Principal Executive
-------------------          Officer and Director
   Jerome A. Chazen


/s/Paul R. Charron           Vice Chairman of the Board, Chief Operating
------------------           Officer and Director
Paul R. Charron


/s/Lee Abraham
--------------
   Lee Abraham               Director


/s/Leonard Boxer
----------------
   Leonard Boxer             Director


/s/Ann M. Fudge
---------------
   Ann M. Fudge              Director


/s/J. James Gordon
------------------
   J. James Gordon           Director


/s/Sherwin Kamin
----------------
   Sherwin Kamin             Director


/s/Kay Koplovitz
----------------
   Kay Koplovitz             Director


/s/Louis Lowenstein
-------------------
   Louis Lowenstein          Director

                                                                           INDEX




                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page
                                                                       Number
                                                                       ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2


FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  December 31, 1994 and December 25, 1993                                F-3

 Consolidated Statements of Income for the
  Three Fiscal Years Ended December 31, 1994                             F-4

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended December 31, 1994                     F-5

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended December 31, 1994                     F-6

 Notes to Consolidated Financial Statements                          F-7 to F-17


UNAUDITED QUARTERLY RESULTS                                              F-18





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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and December 25, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1994. These financial statements referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective December 27, 1992, the Company changed its method of accounting for income taxes.





New York, New York
February 20, 1995

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA                                 DECEMBER 31, 1994          DECEMBER 25, 1993
                                                                           -----------------          -----------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                  $   71,419                 $  104,720
    Marketable securities                                                         258,932                    204,571
    Accounts receivable - trade                                                   159,766                    174,435
    Inventories                                                                   423,003                    436,593
    Deferred income tax benefits                                                   32,547                     15,065
    Other current assets                                                           76,864                     69,055
                                                                               ----------                 ----------
         Total current assets                                                   1,022,531                  1,004,439
                                                                               ----------                 ----------
 PROPERTY AND EQUIPMENT - NET                                                     236,560                    202,068
 OTHER ASSETS                                                                      30,571                     29,831
                                                                               ----------                 ----------
                                                                               $1,289,662                 $1,236,338
                                                                               ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                           $  138,581                 $  141,126
    Accrued expenses                                                              156,924                     97,765
    Income taxes payable                                                            7,894                     15,547
                                                                               ----------                 ----------
        Total current liabilities                                                 303,399                    254,438
                                                                               ----------                 ----------
 LONG-TERM DEBT                                                                     1,227                      1,334
 DEFERRED INCOME TAXES                                                              2,052                      2,275
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized shares-
       50,000,000, issued shares-none                                                  --                         --
     Common stock, $1 par value, authorized shares -
       250,000,000, issued shares - 88,218,617                                     88,219                     88,219
     Capital in excess of par value                                                56,714                     56,699
     Retained earnings                                                          1,164,850                  1,123,413
     Cumulative translation adjustment                                             (1,637)                    (1,279)
                                                                               ----------                 ----------
                                                                                1,308,146                  1,267,052
     Common stock in treasury, at cost - 11,214,688 shares
       in 1994 and 9,371,217 shares in 1993                                      (325,162)                  (288,761)
                                                                               ----------                 ----------
          Total stockholders' equity                                              982,984                    978,291
                                                                               ----------                 ----------
                                                                               $1,289,662                 $1,236,338
                                                                               ==========                 ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

                                                                                            FISCAL YEARS ENDED
                                                                     -------------------------------------------------------------
                                                                      (53 WEEKS)              (52 WEEKS)               (52 WEEKS)
ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER COMMON SHARE DATA        DECEMBER 31,            DECEMBER 25,             DECEMBER 26,
                                                                            1994                    1993                     1992
                                                                     ------------            ------------             ------------
NET SALES                                                             $2,162,901              $2,204,297               $2,194,330
  Cost of goods sold                                                   1,407,694               1,453,381                1,364,214
                                                                      ----------              ----------               ----------
GROSS PROFIT                                                             755,207                 750,916                  830,116
  Selling, general and administrative expenses                           604,421                 568,286                  507,541
  Restructuring charge                                                    30,000                      --                       --
                                                                      ----------              ----------               ----------
OPERATING INCOME                                                         120,786                 182,630                  322,575
  Investment and other income - net                                       10,663                  16,151                   19,349
                                                                      ----------              ----------               ----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             131,449                 198,781                  341,924
  Provision for income taxes                                              48,600                  73,500                  123,100
                                                                      ----------              ----------               ----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                    82,849                 125,281                  218,824
  Cumulative effect of a change in the method
   of accounting for income taxes                                             --                   1,643                       --
                                                                      ----------              ----------               ----------
NET INCOME                                                            $   82,849              $  126,924               $  218,824
                                                                      ==========              ==========               ==========
EARNINGS PER COMMON SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                      $     1.06              $     1.54               $     2.61
  Cumulative effect of a change in the method
   of accounting for income taxes                                             --                     .02                       --
                                                                      ----------              ----------               ----------
NET INCOME PER COMMON SHARE                                           $     1.06              $     1.56               $     2.61
                                                                      ==========              ==========               ==========
DIVIDENDS PAID PER COMMON SHARE                                       $      .45              $      .44               $      .39
                                                                      ==========              ==========               ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
Liz Claiborne, Inc. and Subsidiaries

                                                         Common Stock
                                                  -----------------------         Capital in                      Cumulative
                                                   Number of                      Excess of         Retained      Translation
ALL DOLLAR AMOUNTS IN THOUSANDS                     Shares         Amount         Par Value         Earnings      Adjustment
                                                   ---------       ------         ----------         --------     ----------
BALANCE, DECEMBER 28, 1991                        88,218,617       $88,219          $50,493       $  854,003       $    --
  Net income                                              --            --               --          218,824            --
  Exercise of stock options and
     related tax benefits                                 --            --            5,035           (6,033)           --
  Cash dividends paid                                     --            --               --          (32,514)           --
  Translation adjustment                                  --            --               --               --        (1,410)
  Purchase of 3,133,837 shares
     of common stock                                      --            --               --               --            --
                                                  ----------       -------          -------       ----------       -------

BALANCE, DECEMBER 26, 1992                        88,218,617        88,219           55,528        1,034,280        (1,410)
  Net income                                              --            --               --          126,924            --
  Exercise of stock options and
     related tax benefits                                 --            --            1,171           (2,134)           --
  Cash dividends paid                                     --            --               --          (35,657)           --
  Translation adjustment                                  --            --               --               --           131
  Purchase of 4,179,800 shares
     of common stock                                      --            --               --               --            --
                                                  ----------       -------          -------       ----------       -------

BALANCE, DECEMBER 25, 1993                        88,218,617        88,219           56,699        1,123,413        (1,279)
  Net income                                              --            --               --           82,849            --
  Exercise of stock options and
     related tax benefits                                 --            --               15             (134)           --
  Cash dividends paid                                     --            --               --          (35,304)           --
  Effect of a change in accounting
     for available-for-sale securities,
     net of tax                                           --            --               --            2,848            --
  Adjustment to unrealized gains
     (losses) on available-for-sale
     securities, net of tax                               --            --               --           (6,787)           --
  Translation adjustment                                  --            --               --               --          (358)
  Purchase of 1,960,300 shares of
     common stock                                         --            --               --               --            --
  Issuance of common stock under
     restricted stock and employment
     agreements, net                                      --            --               --           (2,035)           --
                                                  ----------       -------          -------       ----------        -------

BALANCE, DECEMBER 31, 1994                        88,218,617       $88,219          $56,714       $1,164,850        $(1,637)
                                                  ==========       =======          =======       ==========        =======


                                                   Common
                                                  Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                   Treasury       Total
                                                  --------       -----
BALANCE, DECEMBER 28, 1991                       $ (83,116)    $ 909,599
      Net income                                        --       218,824
      Exercise of stock options and
         related tax benefits                       19,312        18,314
      Cash dividends paid                               --       (32,514)
      Translation adjustment                            --        (1,410)
      Purchase of 3,133,837 shares
         of common stock                          (115,038)     (115,038)
                                                 ---------     ---------

BALANCE, DECEMBER 26, 1992                        (178,842)      997,775
      Net income                                        --       126,924
      Exercise of stock options and
         related tax benefits                        6,687         5,724
      Cash dividends paid                               --       (35,657)
      Translation adjustment                            --           131
      Purchase of 4,179,800 shares
         of common stock                          (116,606)     (116,606)
                                                 ---------     ---------

BALANCE, DECEMBER 25, 1993                        (288,761)      978,291
      Net income                                        --        82,849
      Exercise of stock options and
         related tax benefits                          431           312
      Cash dividends paid                               --       (35,304)
      Effect of a change in accounting
         for available-for-sale securities,
         net of tax                                     --         2,848
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                         --        (6,787)
      Translation adjustment                            --          (358)
      Purchase of 1,960,300 shares of
         common stock                              (39,591)      (39,591)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                             2,759           724
                                                 ---------     ---------

BALANCE, DECEMBER 31, 1994                       $(325,162)    $ 982,984
                                                 =========     =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

                                                                                        FISCAL YEARS ENDED
                                                                        -----------------------------------------------------
                                                                        (53 WEEKS)          (52 WEEKS)           (52 WEEKS)
                                                                        DECEMBER 31,        DECEMBER 25,         DECEMBER 26,
ALL DOLLAR AMOUNTS IN THOUSANDS                                            1994                1993                 1992
                                                                        ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  82,849           $ 126,924            $ 218,824
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                          35,039              32,278               28,500
      Other-net                                                                 513              (5,231)               1,685
      Change in current assets and liabilities:
         Decrease (increase) in accounts receivable - trade                  14,669              25,748              (54,273)
         Decrease (increase) in inventories                                  13,590             (50,714)             (63,887)
        (Increase) in deferred income tax benefits                          (15,169)             (1,403)              (3,592)
        (Increase) decrease in other current assets                          (7,809)            (13,671)               2,391
        (Decrease) increase in accounts payable                              (2,545)              2,388               (1,413)
         Increase in accrued expenses                                        59,159              10,435                5,519
        (Decrease) in income taxes payable                                   (7,653)             (6,562)              (1,459)
                                                                          ---------           ---------            ---------
            Net cash provided by operating activities                       172,643             120,192              132,295
                                                                          ---------           ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                                    (181,739)           (375,748)            (468,569)
    Disposals of investment instruments                                     121,713             466,069              456,012
    Purchases of property and equipment                                     (70,594)            (91,407)             (34,749)
    Purchase of trademarks                                                   (3,193)             (1,817)              (7,588)
    Other - net                                                               2,935               4,336                 (138)
                                                                          ---------           ---------            ---------
            Net cash (used in)/provided by investing activities            (130,878)              1,433              (55,032)
                                                                          ---------           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                (107)               (100)                (181)
    Proceeds from exercise of common stock options                              297               4,553               13,509
    Dividends paid                                                          (35,304)            (35,657)             (32,514)
    Purchase of common stock                                                (39,591)           (116,606)            (115,038)
                                                                          ---------           ---------            ---------
            Net cash used in financing activities                           (74,705)           (147,810)            (134,224)
                                                                          ---------           ---------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (361)                184               (1,513)
                                                                          ---------           ---------            ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (33,301)            (26,001)             (58,474)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              104,720             130,721              189,195
                                                                          ---------           ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  71,419           $ 104,720            $ 130,721
                                                                          =========           =========            =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

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

MARKETABLE SECURITIES

At December 31, 1994, investments are stated at market in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company at the beginning of the 1994 fiscal year. Prior year's financial statements have not been restated to reflect the change in accounting method. At December 25, 1993, investments are stated at cost, which approximates market value. Gains and losses on investment transactions are recognized when realized based on settlement dates. Unrealized gains and losses are included in retained earnings until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market.

PROPERTY AND EQUIPMENT - NET

Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 1/2 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity. Gains and losses on translation of intercompany investments in foreign subsidiaries of a long-term nature are also included in this component of stockholders' equity.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

FOREIGN EXCHANGE CONTRACTS

The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. Transaction gains and losses included in income were not significant in fiscal 1994, 1993 and 1992. As of December 31, 1994, the Company had contracts maturing through May 1996 to purchase at contracted forward rates 1,977,485,000 Spanish pesetas and to sell 27,500,000 Canadian dollars and 9,700,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $50,000,000 at year end 1994, as compared with approximately $42,000,000 at year end 1993. Unrealized gains and losses for outstanding foreign exchange contracts were not material at December 31, 1994 and December 25, 1993.

REVENUE RECOGNITION

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail and outlet store revenues are recognized at the time of sale.

CHANGE IN ACCOUNTING PRINCIPLES - INCOME TAXES

The Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" as of the beginning of fiscal 1993. The effect of this accounting change in fiscal 1993 was an increase in net income of $1,643,000, or $.02 per common share.

EARNINGS PER COMMON SHARE

Earnings per common share have been computed using the weighted average number of shares outstanding during each period. The inclusion of shares subject to unexercised stock options would not have a material dilutive effect.

FISCAL YEAR

In 1994, the Company changed its fiscal year to the Saturday closest to December 31 from the last Saturday in December. This change had no effect on the 1994 year end date. The 1994 fiscal year reflects a 53-week period, while the 1993 and 1992 fiscal years each reflect a 52-week period.

PRIOR YEARS' RECLASSIFICATION

Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 2
RESTRUCTURING CHARGE
In December 1994, the Company recorded a $30.0 million restructuring charge. The amount includes $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and the write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share. The remaining balance of the restructuring liability as of December 31, 1994 was $28,163,000. The majority of these liabilities should be paid or settled during the 1995 fiscal year.

NOTE 3
MARKETABLE SECURITIES
The Company adopted the provisions of SFAS No. 115 as of the beginning of fiscal 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of December 26, 1993 of adopting SFAS No. 115 was an increase in the opening balance of stockholders' equity of $2,848,000 (net of $1,673,000 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale which were previously carried at amortized cost. This increase in stockholders' equity was included in retained earnings.

The following are summaries of available-for-sale marketable securities and maturities:

                                                                           DECEMBER 31, 1994
                                                 ----------------------------------------------------------------------------
                                                                   Gross Unrealized
                                                                 ---------------------       Estimated      DECEMBER 25, 1993
(DOLLARS IN THOUSANDS)                             Cost          Gains          Losses       Fair Value            Cost
                                                   ----          -----          ------       ----------            ----
Tax exempt notes and bonds................       $309,126         $83          $(3,060)        $306,149          $278,033
U.S. & foreign government securities......         11,323          --             (905)          10,418            10,619
Collateralized mortgage obligations.......          8,569           3           (1,785)           6,787             8,201
                                                 --------         ---          -------         --------          --------
                                                  329,018          86           (5,750)         323,354           296,853
Equity securities.........................          2,528          --             (588)           1,940             5,000
                                                 --------         ---          -------         --------          --------
                                                 $331,546         $86          $(6,338)        $325,294          $301,853
                                                 ========         ===          =======         ========          ========


                                                        DECEMBER 31, 1994
                                                 ----------------------------
                                                                   Estimated
(DOLLARS IN THOUSANDS)                             Cost            Fair Value
----------------------                             ----            ----------
Due in one year or less...................       $126,411           $124,898
Due after one year through three years....        191,197            188,896
Due after three years.....................         11,410              9,560
                                                 --------           --------
                                                  329,018            323,354
Equity securities ........................          2,528              1,940
                                                 --------           --------
                                                 $331,546           $325,294
                                                 ========           ========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

At December 31, 1994 the above investments include $64,422,000 of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets. At December 25, 1993 the above investments include $92,282,000 of tax exempt notes and bonds which are classified as cash and cash equivalents.

For the year ended December 31, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $674,000 and ($412,000), respectively. The net of tax adjustment to unrealized gains and losses on available-for-sale securities for the 1994 year was a charge of $6,787,000 (net of $3,986,000 in deferred income taxes) which was included in retained earnings. As of December 31, 1994, the fair value adjustment for available-for-sale securities was a charge of $3,939,000 (net of $2,313,000 in deferred income taxes) which reflects the net unrealized loss included in retained earnings.


NOTE 4
INVENTORIES

                                                                                                         (DOLLARS IN THOUSANDS)
                                                                                                    DECEMBER 31,       DECEMBER  25,
Inventories are summarized as follows:                                                                      1994                1993
------------------------------------------------------------------------------------------------------------------------------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 55,724         $ 56,560
Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,527           24,006
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    345,752          356,027
                                                                                                      --------         --------
                                                                                                      $423,003         $436,593
                                                                                                      ========         ========

NOTE 5
PROPERTY AND EQUIPMENT

                                                                                                         (DOLLARS IN THOUSANDS)
                                                                                                    DECEMBER 31,       DECEMBER 25,
Property and equipment consists of the following:                                                          1994                1993
------------------------------------------------------------------------------------------------------------------------------------
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $123,746         $ 67,049
Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    117,686           99,644
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,518           39,489
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    117,104           99,802
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---           38,491
                                                                                                      --------         --------
                                                                                                       409,054          344,475
Less-accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .    172,494          142,407
                                                                                                      --------         --------
                                                                                                      $236,560         $202,068
                                                                                                      ========         ========


The Company's land and building located in Mount Pocono, Pennsylvania is pledged as collateral against long-term debt of $1,227,000.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 6
INCOME TAXES

The provisions for income taxes are as follows:
                                                                                                FISCAL YEARS ENDED
                                                                                              (DOLLARS IN THOUSANDS)
                                                                               -----------------------------------------------------
                                                                                 (53 weeks)          (52 weeks)         (52 weeks)
                                                                               December 31,        December 25,        December 26,
                                                                                       1994                1993                1992

------------------------------------------------------------------------------------------------------------------------------------
Current:
    Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 48,117            $ 63,273            $105,485
    Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,962               4,139               4,527
    State and local  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,950              12,250              19,800
                                                                                 --------            --------            --------
                                                                                   59,029              79,662             129,812
Deferred - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,429)             (6,162)             (6,712)
                                                                                 --------            --------            --------
                                                                                 $ 48,600            $ 73,500            $123,100
                                                                                 ========            ========            ========


Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The net deferred tax benefit primarily reflects the capitalization of certain overhead expenses in inventory for income tax purposes, taxes provided on unremitted earnings of foreign subsidiaries, the effects of different depreciation rates used for financial statement and tax purposes and, for the year ended December 31, 1994, a restructuring charge. The current income tax provisions have not been reduced by $15,000 in 1994, $1,171,000 in 1993 and $4,805,000 in 1992, of tax benefits arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES


The effective income tax rate differs from the statutory federal income tax rate as follows:


                                                                                                 FISCAL YEARS ENDED

                                                                                     -----------------------------------------------
                                                                                       (53 WEEKS)         (52 WEEKS)     (52 WEEKS)
                                                                                     DECEMBER 31,       DECEMBER 25,    DECEMBER 26,
                                                                                             1994               1993            1992

------------------------------------------------------------------------------------------------------------------------------------
Federal tax provision at statutory rate   . . . . . . . . . . . . . . . . . . . . .       35.0%             35.0%           34.0%
State and local income taxes, net of federal benefit  . . . . . . . . . . . . . . .        4.4               4.0             3.8
Tax-exempt interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2.3)             (1.5)           (1.3)
Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (0.1)             (0.5)           (0.5)
                                                                                          ----              ----            ----
                                                                                          37.0%             37.0%           36.0%
                                                                                          ====              ====            ====

The components of net deferred taxes arising from temporary differences as of December 31, 1994 and December 25, 1993 were as follows:


                                                                                         (DOLLARS IN THOUSANDS)
                                                                 -------------------------------------------------------------------
                                                                           DECEMBER 31, 1994               DECEMBER 25, 1993

------------------------------------------------------------------------------------------------------------------------------------
                                                                     DEFERRED          DEFERRED        DEFERRED         DEFERRED
                                                                    TAX ASSET     TAX LIABILITY       TAX ASSET    TAX LIABILITY
Inventory valuation. . . . . . . . . . . . . . . . . . . . . . . .   $ 14,515       $     --          $ 13,140        $     --
Unremitted earnings from foreign subsidiaries . . . . . . . . . . .        --         12,906                --          12,617
Restructuring charge . . . . . . . . . . . . . . . . . . . . . . .      9,857             --                --              --
Unrealized investment losses . . . . . . . . . . . . . . . . . . .      2,313             --                --              --
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         (6,749)               --          (5,701)
Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,862         (4,105)            1,925          (4,641)
                                                                     --------       --------          --------        --------
                                                                     $ 32,547       $  2,052          $ 15,065        $  2,275
                                                                     ========       ========          ========        ========



Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 7
COMMITMENTS, CONTINGENCIES
AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space, transportation equipment, computers and other equipment under various noncancellable operating lease agreements which expire through January 2009. Rental expense for 1994, 1993 and 1992 was approximately $67,208,000, $56,664,000 and $46,591,000, respectively.

At December 31, 1994, the minimum aggregate rental commitments were as follows:

                                                  (DOLLARS IN THOUSANDS)                                      (DOLLARS IN THOUSANDS)
FISCAL YEAR                                             OPERATING LEASES     FISCAL YEAR                            OPERATING LEASES

------------------------------------------------------------------------------------------------------------------------------------
1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $48,689    1998. . . . . . . . . . . . . . . . . . . . .  $ 40,365
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46,167    1999. . . . . . . . . . . . . . . . . . . . .    39,325
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42,461    Thereafter. . . . . . . . . . . . . . . . . .   137,550


Certain rental commitments have renewal options extending through the year 2027. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations and, in the case of outlet and retail leases, the gross sales of the individual stores above base levels.

At December 31, 1994, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $587,328,000.

In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria. In recent years, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. In 1994, two corporate groups of department store customers accounted for 17% and 11%, respectively, of net sales. In 1993, two corporate groups of department store customers accounted for 18% and 11%, respectively, of net sales. In 1992, three corporate groups of department store customers accounted for 18%, 11% and 10%, respectively, of net sales. Subsequent to December 31, 1994, two corporate groups of department store customers merged to become a single corporate group which would have accounted for 16% of net sales in 1994. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of December 31, 1994.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 8
LINES OF CREDIT

As of December 31, 1994, the Company had bank lines of credit aggregating $282,000,000 which were available to cover letters of credit issued by the banks and direct borrowings. The Company has not used these facilities for direct borrowings.

At December 31, 1994 and December 25, 1993, the Company had outstanding letters of credit of $204,113,000 and $184,294,000, respectively.


NOTE 9
STOCK PLANS

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

Awards under the 1992 plan may also be made in the form of incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. To date, no stock appreciation rights, incentive stock options, dividend equivalent rights, unrestricted stock or performance shares have been granted under the plans. Exercise prices for awards under the plans are determined by the committee; to date, all stock options have been granted at an exercise price not less than the fair market value of the underlying shares on the date of grant.

The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At December 31, 1994, there were available for future grant 1,955,609 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 and 1981 plans have expired. All awards made under the 1984 and 1981 plan prior to their respective termination dates remain in effect in accordance with the terms of their plans.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES


Changes in common shares under option for the three fiscal years in the period ended December 31, 1994 are summarized as follows:


                                       1994                                   1993                                1992

                            ---------------------------             ---------------------------          --------------------------
                                            PRICE RANGE                             PRICE RANGE                         PRICE RANGE
                               SHARES         PER SHARE                SHARES         PER SHARE            SHARES         PER SHARE

------------------------------------------------------------------------------------------------------------------------------------
Beginning of year.......   3,728,249      $19.00-$58.50            3,698,417      $15.13-$58.50          2,470,469    $15.00-$49.50
Granted.................     123,000       15.75- 25.63            1,125,575       19.00- 42.38          2,088,425     33.88- 58.50
Exercised...............     (13,496)      21.00- 22.00             (244,196)      15.13- 40.00           (682,530)    15.00- 40.00
Cancelled...............  (1,387,332)      20.13- 58.50             (851,547)      15.50- 58.50           (177,947)    15.50- 49.00
                          ----------      -------------            ---------      -------------          ---------    -------------

End of year.............   2,450,421      $15.75-$58.50            3,728,249      $19.00-$58.50          3,698,417    $15.13-$58.50
                          ==========      =============            =========      =============          =========    =============

Exercisable at
  end of year...........   1,019,674      $19.00-$49.50              892,529      $22.00-$49.50            679,152    $15.13-$49.50
                          ==========      =============            =========      =============          =========    =============

------------------------------------------------------------------------------------------------------------------------------------

On January 3, 1995, 1,025,975 nonqualified options to acquire shares of common stock were granted to officers and other key employees with an exercise price of $17.13.

In May 1994, the Compensation Committee of the Board of Directors granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years, 1994 through 2001, at the rate of 10,000 shares of common stock per year through the year 2000 and 15,000 shares of common stock in the year 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels.

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At December 31, 1994, 100,000 of these options were outstanding; they will become exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

In November 1991, the Company adopted an outside directors' stock ownership plan under which non-employee directors automatically receive, as part of their annual retainer, shares of common stock with a value of $10,000 on each January
1. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1994, 3,087 shares of common stock were issued under this plan. Not more than one twentieth of one percent (0.05%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2002.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 10
PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED COMPENSATION PLANS

The Company adopted a noncontributory, defined contribution profit-sharing retirement plan in January 1983. The plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1994, 1993 and 1992 plan contribution expenses, which are included in selling, general and administrative expenses, were $6,166,000, $5,646,000 and $5,431,000, respectively.

The Company adopted a 401(k) savings plan effective January 1985. The plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Participants may contribute from 1% to 15% of their salary on a before - tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution is on the same basis as the profit sharing retirement plan. The Company's 1994, 1993 and 1992 plan contribution expenses, which are included in selling, general and administrative expenses, were $2,658,000, $2,352,000 and $1,944,000, respectively.

The Company has established an unfunded deferred compensation arrangement for a senior executive which will accrue for up to four years at the rate of $375,000 per year commencing on January 1, 1993. The accrued amount, plus interest, will be payable upon retirement.

The Company has adopted a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans. Supplemental benefits accrued vest on the same schedule applicable under the tax-qualified plans. The supplemental plan is not funded. Eligible executives employed on August 5, 1993 were credited with a retroactive supplemental plan benefit for the prior years in which the legal limitations had affected their tax-qualified plan benefits. The Company's plan expense, which are included in selling, general and administrative expenses, were $362,000 and $773,000 in 1994 and 1993, respectively.


NOTE 11
STOCKHOLDER RIGHTS PLAN

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 12
CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 1994, 1993 and 1992, the Company made income tax payments of $72,415,000, $84,689,000 and $127,230,000, respectively. Non-cash investing and financing activities which are not included in the cash flow statements for 1994 and 1993 include a direct financing lease receivable with a disposition of property and equipment of $1,177,000 and $4,348,000, respectively.


NOTE 13
ACCRUED EXPENSES

Accrued expenses at December 31, 1994 and December 25, 1993 consisted of the following:

                                                                                (DOLLARS IN THOUSANDS)
                                                                         December 31,            December 25,
                                                                             1994                    1993
                                                                         ------------            ------------

         Payroll and bonuses.........................................     $ 27,103                 $20,588
         Taxes, other than taxes on income...........................        8,190                   6,080
         Employee benefits...........................................       17,232                  17,990
         Advertising ................................................       15,807                  15,442
         Restructuring liability.....................................       28,163                      --
         Treasury stock purchased....................................       11,083                      --
         Other.......................................................       49,346                  37,665
                                                                          --------                 -------

                                                                          $156,924                 $97,765
                                                                          ========                 =======

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1994 and 1993 is set forth in the table below:

                                                March                 June                    September                December
                                          ------------------     -----------------        -----------------      -------------------

All dollar amounts in thousands
except per common share data               1994        1993       1994        1993         1994       1993        1994       1993
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                $541,368    $531,347    $490,043    $506,915    $616,788    $621,894   $514,702    $544,141

Gross profit                              187,620     191,781     168,910     180,131     226,408     209,281    172,269     169,723

Net income (loss)                          27,437      42,681**    15,895      31,094      42,887      38,258     (3,370)*    14,891

Earnings (loss) per common share         $    .35    $    .52**  $    .20    $    .38    $    .55    $    .47   $   (.04)*  $    .19

Dividends paid per common share          $    .11    $    .10    $    .11    $    .11    $    .11    $    .11   $    .11    $    .11

------------------------------------------------------------------------------------------------------------------------------------


* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

** Includes a credit representing the cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share in 1993.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
  No.                                              Description                                                         Page
--------                                           -----------                                                         ----
3(a)             -        Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          June 26, 1993).

3(b)             -        By-laws of Registrant, as amended (incorporated herein by reference from Exhibit 3(b)
                          to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26,
                          1992 [the "1992 Annual Report"]).

4(a)             -        Specimen certificate for Registrant's Common Stock, par value $1.00 per share
                          (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)             -        Rights Agreement, dated December 7, 1988, as amended, between Registrant and First
                          Chicago Trust Company of New York, as Rights Agent (successor to The Chase Manhattan
                          Bank, N.A.) (incorporated herein by reference from Exhibit 4(d) to Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)          -        Amendment to Rights Agreement, dated March 1990, between Registrant and First Chicago
                          Trust Company of New York, as Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                          (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)         -        Amendment to Rights Agreement, dated as of January 24, 1992, between Registrant and
                          First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)            -        Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+           -        Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated herein by reference from
                          Exhibit 10(p) of Registrant's Registration Statement on Form S-1, Registration
                          No. 2-71806, in the form it was declared effective).

10(b)(i)+        -        Amendment to the 1981 Stock Option Plan (incorporated herein by reference from
                          Exhibit 10(b)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [the "1988 Annual Report"]).

______________________________________________________________________
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                                 Description                                     Page
--------                                              -----------                                     ----
10(c)+           -        Amended form of Option Agreement under Liz Claiborne, Inc. 1981 Stock
                          Option Plan (incorporated herein by reference from Exhibit 10(q) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 26, 1981).

10(d)+           -        Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(hh) to Registrant's Annual Report on Form
                          10-K for the fiscal year ended December 31, 1983 [the "1983 Annual
                          Report"]).

10(d)(i)+        -        Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to the 1988 Annual Report).

10(e)+           -        Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock Option
                          Plan (the "1984 Option Plan") (incorporated herein by reference from
                          Exhibit 10(nn) to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 29, 1984).

10(e)(i)+        -        Amended Form of Option Agreement under the 1984 Option Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 1992 Annual Report).

10(f)+           -        Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit 10(f) to the
                          1989 Annual Report).

10(f)(i)+        -        Trust Agreement dated as of July 1, 1994, between Liz Claiborne, Inc.
                          and IDS Trust Company (incorporated herein by reference from Exhibit
                          10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(g)+           -        Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(g)(i)+        -        Amendments Nos. 3 and 4 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K
                          for the fiscal year ended December 26, 1993 [the "1993 Annual Report"]).

10(g)(ii)+       -        Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for
                          the period ended July 2, 1994).

_____________________________________________________________________
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                                 Description                                     Page
--------                                              -----------                                     ----
10(h)+           -        Amended and Restated Liz Claiborne Profit-Sharing Retirement Plan
                          (the "Profit-Sharing Plan") (incorporated herein by reference from
                          Exhibit 10(h) to the 1992 Annual Report).

10(i)            -        Trust Agreement related to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(i)(i)+        -        Amendment Nos. 1 and 2 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(i)(ii)        -        Amendment No. 3 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form
                          10-Q for the period ended October 1, 1994).

10(j)            -        Collective Bargaining Agreement, dated June 1, 1991, between New York
                          Skirt and Sportswear Association, Inc. (of which Registrant is a member) and International Ladies' Garment Workers' Union, Amalgamated
                          Ladies' Garment Cutters' Union, Local 10, I.L.G.W.U. and Blouse, Skirt
                          and Sportswear Workers' Union, Local 23-25, I.L.G.W.U (incorporated herein by reference from Exhibit 10(j) to the 1992 Annual Report).

10(k)            -        Collective Bargaining Agreement, dated September 1, 1991, between the
                          Joint Board of Shirt, Leisurewear, Robe, Glove and Rainwear Workers
                          Union of Amalgamated Clothing Workers of America and Liz Claiborne
                          Accessories (incorporated herein by reference from Exhibit 10(k) to the 1991 Annual Report).

10(l)*           -        Executive Liability and Indemnification Policy No. 81035379F, with
                          Chubb Group of Insurance Companies.

10(l)(i)*        -        Description of Excess Coverage Directors and Officers Liability Insurance
                          Policy No. ZKA9400406, with Lloyds of London.

10(m)+*          -        Description of 1994 Salaried Employee Incentive Bonus Plan.

10(n)            -        Lease, dated as of January 1, 1990 for premises located at 1441
                          Broadway, New York, New York between Liz Claiborne, Inc. and Lechar
                          Realty Corp. (incorporated herein by reference from Exhibit 10(n)
                          to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

_____________________________________________________________________
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                                 Description                                     Page
--------                                              -----------                                     ----
10(o)+           -        Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan
                          (the "Directors Plan") (incorporated herein by reference from
                          Exhibit 10(o) to the 1991 Annual Report).

10(o)(i)+        -        Amendment No. 1 to the Directors Plan (incorporated herein by reference from Exhibit 10(o)(i) to the 1993 Annual Report).

10(p)+           -        Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                          (incorporated herein by reference from Exhibit 10(p) to the 1991
                          Annual Report).

10(p)(i)+        -        Amendment No. 1 to the 1992 Plan (incorporated herein by reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(q)+           -        Form of Option Agreement under the 1992 Plan for premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(r)+           -        Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(s)+           -        Description of unfunded deferred compensation arrangement for Jerome
                          A. Chazen (incorporated herein by reference from Exhibit 10(s) to the 1992 Annual Report).

10(t)+*          -        Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(t) to the 1993 Annual Report).

10(u)+           -        Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(v)+*          -        Form of the Liz Claiborne Section 162(m) Cash Bonus Plan.

10(w)+*          -        Liz Claiborne Supplemental Executive Retirement Plan.

10(x)+           -        Employment Agreement dated as of May 9, 1994, between Liz Claiborne,
                          Inc. and Paul R. Charron (incorporated herein by reference from
                          Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for
                          the period ended April 2, 1994).

_____________________________________________________________________
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                              Description                                       Page
--------                                           -----------                                       ----
10(y)+*          -        Agreement dated as of January 2, 1995, between Liz Claiborne,
                          Inc. and Harvey Falk

21*              -        List of Registrant's Subsidiaries.

23*              -        Consent of Independent Public Accountants.

27*              -        Financial Data Schedule.

28*              -        Undertakings.


(b)      Reports on Form 8-K.

                 Not applicable.





_____________________________________________________________________
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).