Form 10-K405/A
period 1994-12-31
CLAIBORNE LIZ INC
filed 1995-04-03
CIK 352363

                      SECURITIES AND EXCHANGE COMMISSION          Exhibit Index
                            Washington, D.C. 20549                is on Page __

                                 FORM 10-K/A1

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

                      ------------------------------------
                      Documents Incorporated by Reference:

           Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 1995 - Part III.

This Amendment No. 1 to the Annual Report on Form 10-K of Liz Claiborne, Inc. (the "Company") for the fiscal year ended December 31, 1994 filed with the S.E.C. by EDGAR on March 31, 1995 is being filed to correct the inadvertent omission of the name of the Company's independent public accountants, Arthur Andersen LLP, from the Report of Independent Public Accountants on page F-2 and the Consent of Independent Public Accountants in Exhibit 23, to clarify the filing of Exhibit 10(t) with the 1994 Annual report and to renumber the undertakings filed as Exhibit 28 in the original filing as Exhibit 29.

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

      3.   Exhibits.

Exhibit
  No.                                  Description
- -------                                -----------
3(a)       -    Restated Certificate of Incorporation of Registrant
                (incorporated herein by reference from Exhibit 3(a) to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993).

3(b)       -    By-laws of Registrant, as amended (incorporated herein by
                reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                "1992 Annual Report"]).

4(a)       -    Specimen certificate for Registrant's Common Stock, par value
                $1.00 per share (incorporated herein by reference from Exhibit
                4(a) to the 1992 Annual Report).

4(b)       -    Rights Agreement, dated December 7, 1988, as amended, between
                Registrant and First Chicago Trust Company of New York, as
                Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                (incorporated herein by reference from Exhibit 4(d) to
                Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)    -    Amendment to Rights Agreement, dated March 1990, between
                Registrant and First Chicago Trust Company of New York, as
                Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                (incorporated herein by reference from Exhibit 4(d)(i) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)   -    Amendment to Rights Agreement, dated as of January 24, 1992, between Registrant and First Chicago Trust Company of New York,
                as Rights Agent (incorporated herein by reference from Exhibit
                4(b)(ii) to Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)      -    Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+     -    Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(p) of Registrant's Registration
                Statement on Form S-1, Registration No. 2-71806, in the form it was declared effective).

10(b)(i)+  -    Amendment to the 1981 Stock Option Plan (incorporated herein by reference from Exhibit 10(b)(i) to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1988
                [the "1988 Annual Report"]).

- ----------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                 Description
- -------                               -----------
10(c)+      -   Amended form of Option Agreement under Liz Claiborne, Inc. 1981
                Stock Option Plan (incorporated herein by reference from
                Exhibit 10(q) to Registrant's Annual Report on Form 10-K for
                the fiscal year ended December 26, 1981).

10(d)+      -   Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                herein by reference from Exhibit 10(hh) to Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1983
                [the "1983 Annual Report"]).

10(d)(i)+   -   Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to the 1988 Annual Report).

10(e)+      -   Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 29, 1984).

10(e)(i)+   -   Amended Form of Option Agreement under the 1984 Option Plan
                (incorporated herein by reference from Exhibit 10(e)(i) to the
                1992 Annual Report).

10(f)+      -   Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit
                10(f) to the 1989 Annual Report).

10(f)(i)+   -   Trust Agreement dated as of July 1, 1994, between Liz
                Claiborne, Inc. and IDS Trust Company (incorporated herein by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(g)+      -   Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(g)(i)+   -   Amendments Nos. 3 and 4 to the Savings Plan (incorporated
                herein by reference from Exhibit 10(g) to Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 26, 1993
                [the "1993 Annual Report"]).

10(g)(ii)+  -   Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(h)+      -   Amended and Restated Liz Claiborne Profit-Sharing Retirement
                Plan (the "Profit-Sharing Plan") (incorporated herein by
                reference from Exhibit 10(h) to the 1992 Annual Report).

10(i)       -   Trust Agreement related to the Profit-Sharing Plan
                (incorporated herein by reference from Exhibit 10(jj) to the
                1983 Annual Report).

- ---------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                     Description
- --------                                  -----------
10(i)(i)+   -   Amendment Nos. 1 and 2 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual
                Report).

10(i)(ii)   -   Amendment No. 3 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly
                Report on Form 10-Q for the period ended October 1, 1994).

10(j)       -   Collective Bargaining Agreement, dated June 1, 1991, between
                New York Skirt and Sportswear Association, Inc. (of which
                Registrant is a member) and International Ladies' Garment
                Workers' Union, Amalgamated Ladies' Garment Cutters' Union,
                Local 10, I.L.G.W.U. and Blouse, Skirt and Sportswear Workers'
                Union, Local 23-25, I.L.G.W.U (incorporated herein by reference from Exhibit 10(j) to the 1992 Annual Report).

10(k)       -   Collective Bargaining Agreement, dated September 1, 1991,
                between the Joint Board of Shirt, Leisurewear, Robe, Glove and
                Rainwear Workers Union of Amalgamated Clothing Workers of
                America and Liz Claiborne Accessories (incorporated herein by reference from Exhibit 10(k) to the 1991 Annual Report).

10(l)       -   Executive Liability and Indemnification Policy No. 81035379F,
                with Chubb Group of Insurance Companies (incorporated herein by reference from Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [the
                "1994 Annual Report"]).

10(l)(i)    -   Description of Excess Coverage Directors and Officers
                Liability Insurance Policy No. ZKA9400406, with Lloyds of
                London (incorporated herein by reference from Exhibit 10(l)(i)
                to the 1994 Annual Report).

10(m)+      -   Description of 1994 Salaried Employee Incentive Bonus Plan
                (incorporated herein by reference from Exhibit 10(m) to the
                1994 Annual Report).

10(n)       -   Lease, dated as of January 1, 1990 for premises located at 1441
                Broadway, New York, New York between Liz Claiborne, Inc. and
                Lechar Realty Corp. (incorporated herein by reference from
                Exhibit 10(n) to the Registrant's Annual Report on Form 10-K
                for the fiscal year ended December 29, 1990).

10(o)+      -   Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership
                Plan (the "Directors Plan") (incorporated herein by reference from Exhibit 10(o) to the 1991 Annual Report).

10(o)(i)+   -   Amendment No. 1 to the Directors Plan (incorporated herein by reference from Exhibit 10(o)(i) to the 1993 Annual Report).

10(p)+      -   Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                (incorporated herein by reference from Exhibit 10(p) to the
                1991 Annual Report).

- ---------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                  Description
- --------                               -----------
10(p)(i)+   -   Amendment No. 1 to the 1992 Plan (incorporated herein by
                reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(q)+      -   Form of Option Agreement under the 1992 Plan for premium-priced options (incorporated herein by reference from Exhibit 10(q)
                to the 1992 Annual Report).

10(r)+      -   Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                Report).

10(s)+      -   Description of unfunded deferred compensation arrangement for
                Jerome A. Chazen (incorporated herein by reference from
                Exhibit 10(s) to the 1992 Annual Report).

10(t)+*     -   Description of Supplemental Life Insurance Plans.

10(u)+      -   Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u)
                to the 1992 Annual Report).

10(v)+      -   Form of the Liz Claiborne Section 162(m) Cash Bonus Plan
                (incorporated herein by reference from Exhibit 10(v) to the
                1994 Annual Report).

10(w)+      -   Liz Claiborne Supplemental Executive Retirement Plan
                (incorporated herein by reference from Exhibit 10(w) to the 1994
                Annual Report).

10(x)+      -   Employment Agreement dated as of May 9, 1994, between Liz
                Claiborne, Inc. and Paul R. Charron (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(y)+      -   Agreement dated as of January 2, 1995, between Liz Claiborne,
                Inc. and Harvey Falk (incorporated herein by reference from
                Exhibit 10(y) to the 1994 Annual Report).

21          -   List of Registrant's Subsidiaries (incorporated by reference from Exhibit 21 to the 1994 Annual Report).

23*         -   Consent of Independent Public Accountants.

27*         -   Financial Data Schedule.

29*         -   Undertakings.


(b)   Reports on Form 8-K.

           Not applicable.


- ---------------------------------------------------------------------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 1995.

                                       LIZ CLAIBORNE, INC.


                                       By /s/ Roberta S. Karp
                                          ---------------------------------
                                             Vice President and
                                             General Counsel

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


                                                        ARTHUR ANDERSEN LLP


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
                                                 ========         ===          =======         ========          ========


                                                        DECEMBER 31, 1994
                                                 ----------------------------
                                                                   Estimated
(DOLLARS IN THOUSANDS)                             Cost            Fair Value
- ----------------------                             ----            ----------
Due in one year or less...................       $126,411           $124,898
Due after one year through three years....        191,197            188,896
Due after three years.....................         11,410              9,560
                                                 --------           --------
                                                  329,018            323,354
Equity securities ........................          2,528              1,940
                                                 --------           --------
                                                 $331,546           $325,294
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


NOTE 4
INVENTORIES

                                                                                                         (DOLLARS IN THOUSANDS)
                                                                                                    DECEMBER 31,       DECEMBER  25,
Inventories are summarized as follows:                                                                      1994                1993
- ------------------------------------------------------------------------------------------------------------------------------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 55,724         $ 56,560
Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,527           24,006
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    345,752          356,027
                                                                                                      --------         --------
                                                                                                      $423,003         $436,593
                                                                                                      ========         ========

NOTE 5
PROPERTY AND EQUIPMENT

                                                                                                         (DOLLARS IN THOUSANDS)
                                                                                                    DECEMBER 31,       DECEMBER 25,
Property and equipment consists of the following:                                                          1994                1993
- ------------------------------------------------------------------------------------------------------------------------------------
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $123,746         $ 67,049
Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    117,686           99,644
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,518           39,489
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    117,104           99,802
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---           38,491
                                                                                                      --------         --------
                                                                                                       409,054          344,475
Less-accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .    172,494          142,407
                                                                                                      --------         --------
                                                                                                      $236,560         $202,068
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

- ------------------------------------------------------------------------------------------------------------------------------------
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

- ------------------------------------------------------------------------------------------------------------------------------------
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
                                                                                          ====              ====            ====

The components of net deferred taxes arising from temporary differences as of December 31, 1994 and December 25, 1993 were as follows:


                                                                                         (DOLLARS IN THOUSANDS)
                                                                 -------------------------------------------------------------------
                                                                           DECEMBER 31, 1994               DECEMBER 25, 1993

- ------------------------------------------------------------------------------------------------------------------------------------
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

At December 31, 1994, the minimum aggregate rental commitments were as follows:

                                                  (DOLLARS IN THOUSANDS)                                      (DOLLARS IN THOUSANDS)
FISCAL YEAR                                             OPERATING LEASES     FISCAL YEAR                            OPERATING LEASES

- ------------------------------------------------------------------------------------------------------------------------------------
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES


Changes in common shares under option for the three fiscal years in the period ended December 31, 1994 are summarized as follows:


                                       1994                                   1993                                1992

                            ---------------------------             ---------------------------          --------------------------
                                            PRICE RANGE                             PRICE RANGE                         PRICE RANGE
                               SHARES         PER SHARE                SHARES         PER SHARE            SHARES         PER SHARE

- ------------------------------------------------------------------------------------------------------------------------------------
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
                          ==========      =============            =========      =============          =========    =============

- ------------------------------------------------------------------------------------------------------------------------------------

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
                                                                          ========                 =======

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1994 and 1993 is set forth in the table below:

                                                March                 June                    September                December
                                          ------------------     -----------------        -----------------      -------------------

All dollar amounts in thousands
except per common share data               1994        1993       1994        1993         1994       1993        1994       1993
- ------------------------------------------------------------------------------------------------------------------------------------

Net sales                                $541,368    $531,347    $490,043    $506,915    $616,788    $621,894   $514,702    $544,141

Gross profit                              187,620     191,781     168,910     180,131     226,408     209,281    172,269     169,723

Net income (loss)                          27,437      42,681**    15,895      31,094      42,887      38,258     (3,370)*    14,891

Earnings (loss) per common share         $    .35    $    .52**  $    .20    $    .38    $    .55    $    .47   $   (.04)*  $    .19

Dividends paid per common share          $    .11    $    .10    $    .11    $    .11    $    .11    $    .11   $    .11    $    .11

- ------------------------------------------------------------------------------------------------------------------------------------


* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

** Includes a credit representing the cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share in 1993.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
  No.                                              Description                                                         Page
- --------                                           -----------                                                         ----
3(a)             -        Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          June 26, 1993).

3(b)             -        By-laws of Registrant, as amended (incorporated herein by reference from Exhibit 3(b)
                          to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26,
                          1992 [the "1992 Annual Report"]).

4(a)             -        Specimen certificate for Registrant's Common Stock, par value $1.00 per share
                          (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)             -        Rights Agreement, dated December 7, 1988, as amended, between Registrant and First
                          Chicago Trust Company of New York, as Rights Agent (successor to The Chase Manhattan
                          Bank, N.A.) (incorporated herein by reference from Exhibit 4(d) to Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)          -        Amendment to Rights Agreement, dated March 1990, between Registrant and First Chicago
                          Trust Company of New York, as Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                          (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)         -        Amendment to Rights Agreement, dated as of January 24, 1992, between Registrant and
                          First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 28, 1991 [the "1991 Annual Report"]).

10(a)            -        Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+           -        Liz Claiborne, Inc. 1981 Stock Option Plan (incorporated herein by reference from
                          Exhibit 10(p) of Registrant's Registration Statement on Form S-1, Registration
                          No. 2-71806, in the form it was declared effective).

10(b)(i)+        -        Amendment to the 1981 Stock Option Plan (incorporated herein by reference from
                          Exhibit 10(b)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [the "1988 Annual Report"]).

______________________________________________________________________
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                                 Description                                     Page
- --------                                              -----------                                     ----
10(c)+           -        Amended form of Option Agreement under Liz Claiborne, Inc. 1981 Stock
                          Option Plan (incorporated herein by reference from Exhibit 10(q) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 26, 1981).

10(d)+           -        Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(hh) to Registrant's Annual Report on Form
                          10-K for the fiscal year ended December 31, 1983 [the "1983 Annual
                          Report"]).

10(d)(i)+        -        Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to the 1988 Annual Report).

10(e)+           -        Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock Option
                          Plan (the "1984 Option Plan") (incorporated herein by reference from
                          Exhibit 10(nn) to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 29, 1984).

10(e)(i)+        -        Amended Form of Option Agreement under the 1984 Option Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 1992 Annual Report).

10(f)+           -        Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit 10(f) to the
                          1989 Annual Report).

10(f)(i)+        -        Trust Agreement dated as of July 1, 1994, between Liz Claiborne, Inc.
                          and IDS Trust Company (incorporated herein by reference from Exhibit
                          10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(g)+           -        Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(g)(i)+        -        Amendments Nos. 3 and 4 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K
                          for the fiscal year ended December 26, 1993 [the "1993 Annual Report"]).

10(g)(ii)+       -        Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for
                          the period ended July 2, 1994).

_____________________________________________________________________
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                                 Description                                     Page
- --------                                              -----------                                     ----
10(h)+           -        Amended and Restated Liz Claiborne Profit-Sharing Retirement Plan
                          (the "Profit-Sharing Plan") (incorporated herein by reference from
                          Exhibit 10(h) to the 1992 Annual Report).

10(i)            -        Trust Agreement related to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(i)(i)+        -        Amendment Nos. 1 and 2 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(i)(ii)        -        Amendment No. 3 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form
                          10-Q for the period ended October 1, 1994).

10(j)            -        Collective Bargaining Agreement, dated June 1, 1991, between New York
                          Skirt and Sportswear Association, Inc. (of which Registrant is a member) and International Ladies' Garment Workers' Union, Amalgamated
                          Ladies' Garment Cutters' Union, Local 10, I.L.G.W.U. and Blouse, Skirt
                          and Sportswear Workers' Union, Local 23-25, I.L.G.W.U (incorporated herein by reference from Exhibit 10(j) to the 1992 Annual Report).

10(k)            -        Collective Bargaining Agreement, dated September 1, 1991, between the
                          Joint Board of Shirt, Leisurewear, Robe, Glove and Rainwear Workers
                          Union of Amalgamated Clothing Workers of America and Liz Claiborne
                          Accessories (incorporated herein by reference from Exhibit 10(k) to the 1991 Annual Report).

10(l)            -        Executive Liability and Indemnification Policy No. 81035379F, with
                          Chubb Group of Insurance Companies (incorporated herein by reference from Exhibit 10(l) of Registrant's Annual Report on Form 10-K for
                          the fiscal year ended December 31, 1994 [the "1994 Annual Report"]).

10(l)(i)         -        Description of Excess Coverage Directors and Officers Liability Insurance
                          Policy No. ZKA9400406, with Lloyds of London (incorporated herein by reference from Exhibit 10(l)(i) to the 1994 Annual Report).

10(m)+           -        Description of 1994 Salaried Employee Incentive Bonus Plan (incorporated herein by reference from Exhibit 10(m) to the 1994 Annual Report).

10(n)            -        Lease, dated as of January 1, 1990 for premises located at 1441
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

Exhibit
  No.                                                 Description                                     Page
- --------                                              -----------                                     ----
10(o)+           -        Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan
                          (the "Directors Plan") (incorporated herein by reference from
                          Exhibit 10(o) to the 1991 Annual Report).

10(o)(i)+        -        Amendment No. 1 to the Directors Plan (incorporated herein by reference from Exhibit 10(o)(i) to the 1993 Annual Report).

10(p)+           -        Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                          (incorporated herein by reference from Exhibit 10(p) to the 1991
                          Annual Report).

10(p)(i)+        -        Amendment No. 1 to the 1992 Plan (incorporated herein by reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(q)+           -        Form of Option Agreement under the 1992 Plan for premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(r)+           -        Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(s)+           -        Description of unfunded deferred compensation arrangement for Jerome
                          A. Chazen (incorporated herein by reference from Exhibit 10(s) to the 1992 Annual Report).

10(t)+*          -        Description of Supplemental Life Insurance Plans.

10(u)+           -        Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(v)+           -        Form of the Liz Claiborne Section 162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10(v) of the 1994 Annual Report).

10(w)+           -        Liz Claiborne Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10(w) of the 1994 Annual Report).

10(x)+           -        Employment Agreement dated as of May 9, 1994, between Liz Claiborne,
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

Exhibit
  No.                                              Description                                       Page
- --------                                           -----------                                       ----
10(y)+           -        Agreement dated as of January 2, 1995, between Liz Claiborne,
                          Inc. and Harvey Falk (incorporated herein by reference from
                           Exhibit 10(y) to the 1994 Annual Report).

21               -        List of Registrant's Subsidiaries (incorporated herein by
                          reference from Exhibit 21 to the 1994 Annual Report).

23*              -        Consent of Independent Public Accountants.

27*              -        Financial Data Schedule.

29*              -        Undertakings.


(b)      Reports on Form 8-K.

                 Not applicable.





_____________________________________________________________________
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).