Form 10-Q
period 1995-04-01
CLAIBORNE LIZ INC
filed 1995-05-16
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q



(Mark One)

| X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 1, 1995
|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Registrant's Common Stock, par value
$1.00 per share, outstanding at May 12, 1995 was 74,868,201.





                                                         (2)

                                                              PAGE
                                                            NUMBER

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of April 1, 1995
            and December 31, 1994 ............................. 3

          Consolidated Statements of Income for the Three
            Month Periods Ended April 1, 1995 and
            April 2, 1994...................................... 4

          Consolidated Statements of Cash Flows
            for the Three Month Periods
            Ended April 1, 1995 and April 2, 1994.............. 5

          Notes to Consolidated Financial Statements .......... 6-9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations .... 10-12

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings................................... 12

     SIGNATURE .................................................... 14

                     PART I - FINANCIAL INFORMATION           (3)
                      ITEM 1. FINANCIAL STATEMENTS

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

              (All amounts in thousands except share data)
                                         (Unaudited)
                                          April 1,   December 31,
                 ASSETS                     1995         1994
CURRENT ASSETS:
     Cash and cash equivalents           $   59,759   $   71,419
     Marketable securities                  190,769      258,932
     Accounts receivable - trade            239,941      159,766
     Inventories                            363,082      423,003
     Deferred income tax benefits            31,007       32,547
     Other current assets                     67,263       76,864
           Total current assets             951,821    1,022,531

PROPERTY AND EQUIPMENT - NET                234,854      236,560
OTHER ASSETS                                 28,939       30,571

                                         $1,215,614   $1,289,662

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                    $   82,801   $  138,581
     Accrued expenses                       146,446      156,924
     Income taxes payable                      21,094      7,894
           Total current liabilities              250,341   303,399

LONG-TERM DEBT                                1,202        1,227
DEFERRED INCOME TAXES                         1,901        2,052

COMMITMENTS AND CONTINGENCIES

PUT WARRANTS                                 16,875           --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized shares - 50,000,000,
       issued shares - none                      --           --
     Common stock, $1 par value,
       authorized shares - 250,000,000,
       issued shares - 88,218,617            88,219       88,219
     Capital in excess of par value          41,390       56,714
     Retained earnings                    1,177,375    1,164,850
     Cumulative translation adjustment      (2,360)       (1,637)
                                          1,304,624    1,308,146
     Common stock in treasury, at cost
       13,302,972 shares in 1995 and
       11,214,688 shares in 1994                (359,329)  (325,162)
           Total stockholders' equity              945,295   982,984
                                         $1,215,614   $1,289,662

The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                                 (4)

                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

        (All amounts in thousands, except per common share data)


                                                 (Unaudited)
                                             Three Months Ended
                                           (13 weeks)   (14 weeks)
                                           April 1,      April 2,
                                              1995         1994
NET SALES                                   $527,076     $541,368

  Cost of goods sold                         335,009      353,748

GROSS PROFIT                                 192,067      187,620

  Selling, general & administrative expenses 150,406      146,943

OPERATING INCOME                              41,661       40,677

  Investment and other income-net              2,924        2,860

INCOME BEFORE PROVISION FOR INCOME TAXES      44,585       43,537

  Provision for income taxes                  16,500       16,100

NET INCOME                                  $ 28,085     $ 27,437

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    76,074       78,850

EARNINGS PER COMMON SHARE                     $0.37         $0.35

DIVIDENDS PAID PER COMMON SHARE                $0.11        $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.
/TABLE

                                                               (5)
                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (All dollar amounts in thousands)
                                                        (Unaudited)
                                                    Three Months Ended
                                               (13 weeks)     (14 weeks)
                                                 April 1,      April 2,
                                                   1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $28,085       $ 27,437
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization              9,617          8,359
        Other - net                                 (151)          (647)
        Change in current assets and liabilities:
          (Increase) in accounts receivable      (80,175)       (81,091)
          Decrease in inventories                 59,921         62,321
          Decrease (increase) in deferred
            income tax benefits                      733           (505)
          Decrease (increase) in other
            current assets                         9,601         (1,490)
          (Decrease) in accounts payable         (55,780)       (52,505)
          (Decrease) in accrued expenses         (18,918)       (13,348)
          Increase in income taxes payable        13,200         11,579
            Net cash used in operating
              activities                         (33,867)       (39,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments           (1,598)       (39,735)
    Sales of investment instruments               72,236         60,562
    Purchases of property and equipment           (7,669)       (15,955)
    Purchase of trademarks                          (845)          (757)
    Other-net                                      2,003         (1,566)
            Net cash provided by
              investing activities                64,127          2,549

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                      (25)           (26)
    Proceeds from exercise of common stock options     --            21
    Proceeds from sale of put warrants             1,550             --
    Dividends paid                                (8,555)        (8,871)
    Repurchase of common stock                   (34,167)            --
            Net cash used in
              financing activities               (41,197)       ( 8,876)

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (723)           118

NET CHANGE IN CASH AND CASH EQUIVALENTS          (11,660)       (46,099)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                          71,419        104,720
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $59,759       $ 58,621

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

3. In December 1994, the Company recorded a $30.0 million restructuring charge. The amount includes $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and the write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring liability as of April 1, 1995 was $25.8 million. Of the $4.2 million expended for restructuring costs, $2.4 million was related to severance costs, $1.3 million to losses on contracts and write-offs of certain assets, and $0.5 million to other miscellaneous costs. The majority of the remaining liabilities should be paid or settled during the 1995 fiscal year.

4.   The Company adopted the provisions of Statement of Financial
     Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994.
                                        (7)

             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


The following are summaries of available-for-sale marketable securities:
                            (Dollars in thousands)
                                 April 1, 1995
                                     Gross      Estimated
                                   Unrealized       Fair
                          Cost   Gains   Losses    Value
Tax exempt notes
  and bonds           $214,438    $64  $(1,661)  $212,841
U.S. & foreign
  government securities 11,364     --     (211)    11,153
Collateralized mortgage
  obligations            8,332      4   (1,386)    6,950
  Total debt securities  234,134 68    (3,258)   230,944
Equity securities        2,528     --     (880)    1,648
                      $236,662    $68  $(4,138)  $232,592



                            (Dollars in thousands)
                               December 31, 1994
                                    Gross      Estimated
                                   Unrealized       Fair
                          Cost   Gains   Losses    Value
Tax exempt notes

  and bonds           $309,126     $83 $(3,060)  $306,149
U.S. & foreign
  government securities 11,323     --     (905)   10,418
Collateralized mortgage
  obligations            8,569       3  (1,785)     6,787
Total debt securities  329,018       86   (5,750)   323,354
Equity securities        2,528      --    (588)    1,940
                      $331,546     $86 $(6,338)  $325,294


                                 (Dollars in thousands)
                                      April 1, 1995
                                                Estimated
                                                     Fair
                                     Cost           Value
Due in one year or less          $123,955        $123,168
Due after one year through
  three years                     101,847         100,826
Due after three years               8,332           6,950
                                  234,134         230,944
Equity securities                   2,528           1,648
                                 $236,662        $232,592

/TABLE

                                                            (8)

             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


     At April 1, 1995, and December 31, 1994, the above investments included $40,175,000 and $64,422,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other assets in the consolidated balance sheets.

     For the period ended April 1, 1995, gross realized gains on sales of available-for-sale securities totaled $88,000. For the period ended April 2, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($9,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the periods ended April 1, 1995 and April 2, 1994, was a credit of $1,375,000 (net of $807,000 in deferred income taxes) and a charge of $4,764,000 (net of $2,798,000 in deferred income taxes), respectively, which were included in retained earnings. As of April 1, 1995 and December 31, 1994, the fair value adjustment for available-for-sale securities was a charge of $2,564,000 (net of $1,506,000 in deferred income taxes) and a charge of $3,939,000 (net of $2,313,000 in deferred income taxes), respectively, included in retained earnings.

5. Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market and consist of the following:

                                         (Dollars in thousands)
                                      April 1,  December 31,
                                       1995         1994
     Raw materials                  $ 54,011        $ 55,724
     Work-in-process                  19,796          21,527
     Finished goods                  289,275         345,752

                                    $363,082        $423,003

6.   Property and equipment - net

                                         (Dollars in thousands)
                                     April 1,   December 31,
                                       1995         1994
     Land and buildings             $123,735        $123,746
     Machinery and equipment         119,614         117,686
   Furniture and fixtures             51,247          50,518
     Leasehold improvements          121,859         117,104
                                     416,455         409,054
    Less:  Accumulated depreciation
             and amortization        181,601         172,494
                                    $234,854        $236,560
 /TABLE

                                                            (9)



             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


7. In February 1995, in connection with its previously announced stock repurchase program, the Company sold put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The warrants, if exercised, commit the Company to purchase a total of 1,000,000 shares of its Common Stock in September, October and December 1995 on the respective expiration dates. The proceeds of $1.6 million from the sale of the put warrants have been recorded in capital in excess of par value. The Company's potential $16.9 million obligation to buy back 1,000,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants.

8. On March 23, 1995, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on June 2, 1995 to stockholders of record at the close of business on May 8, 1995. The liability for the declared dividend of approximately $8.4 million is included in accrued expenses as of April 1, 1995.

9. During the quarters ended April 1, 1995 and April 2, 1994, the Company made income tax payments of $2,153,000 and $6,061,000, respectively. During the quarters ended April 1, 1995 and April 2, 1994, the Company made interest payments of $33,000 and $68,000, respectively.

10. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of April 1, 1995, the Company had contracts maturing in 1995 and 1996 to purchase at contracted forward rates 595,835,000 Spanish pesetas and 35,096,800 Japanese yen and to sell 33,500,000 Canadian dollars and 10,400,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $43,400,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at April 1, 1995.

                                                            (10)


             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the 1995 first quarter (13 weeks) decreased $14 million, or 2.6%, from the 1994 first quarter (14 weeks). This result included a 9.9% decrease in domestic net sales of Misses and Petite COLLECTION, LIZSPORT and LIZWEAR (collectively, "Sportswear"), to $234 million, reflecting lower average unit prices and slightly lower unit volume resulting from weakness in demand. Sales of the Moderate Division (consisting of RUSS, THE VILLAGER, and CRAZY HORSE brands) decreased 21%, to $22 million, due primarily to a planned decrease in unit volume and to a lesser extent a decline in average unit prices in each case resulting from weakness in demand. Accessories sales declined 11%, to $44 million, due to lower average unit prices as a result of changes in product mix. Sales of the ELISABETH Division declined 13%, to $33 million, due in equal parts to lower unit volume and lower average unit prices as a result of changes in product mix. These declines were offset in part by sales increases in DANA BUCHMAN (19%, to $31 million) and dresses and suits (12%, to $35 million), in each case primarily due to higher unit volume. In addition, sales of the Company's LIZ CLAIBORNE, ELISABETH, DANA BUCHMAN and First Issue stores, and international retail operations (collectively, the "Retail Operations") increased 41%, to $42 million, due to the opening of new domestic retail stores (117 at 1995 first quarter end as compared with 78 at 1994 first quarter end) and European retail leased departments. In late 1994, the Company announced plans to phase out of the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. To date, ten of such locations have been converted to an ELISABETH format and four to a LIZ CLAIBORNE format; this phase out is presently expected to be completed by June 1996. First Issue accounted for $17 million of 1995 first quarter sales, as compared with $14 million of 1994 first quarter sales. See Note 3 of the Notes to Consolidated Financial Statements.

Notwithstanding the sales decline, gross profit dollars increased 2.4% on a quarter-to-quarter basis, as the overall gross profit percentage improved from 34.7% to 36.4%. This gain in profit margin from depressed prior period levels reflected lower markdowns of Sportswear, due primarily to lower excess inventory positions, and the higher proportion of net sales represented by, and improved margins within, DANA BUCHMAN (which is generally a higher margin business). Margins also improved within the ELISABETH Division due to reduced markdowns on lower excess inventory positions. While margins within the outlet operations and Moderate Division showed some improvement, they remained at depressed levels. Overall margin improvement was offset by significant margin erosion at First Issue, as inventory is liquidated during the phase-out period.
                                                            (11)

RESULTS OF OPERATIONS (continued)

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

Selling, general and administrative ("SG&A") expenses increased $3.5 million, or 2.4%, on a quarter-to-quarter basis, representing 28.5% of first quarter 1995 sales as compared with 27.1% of 1994 first quarter sales. These results reflected the continued expansion of the Company's outlets and the Retail Operations ($8.6 million), partially offset by lowered expense levels across substantially all of the remaining divisions. These declines reflected the extra week in the 1994 quarter, as well as the implementation of a number of expense reduction initiatives. In general, the percentage decrease in SG&A levels at these divisions was slighlty outpaced by their percentage rate of sales decline.

The period-to-period increase in investment and other income - net reflected higher rates of return realized on the Company's investment portfolio, which grew slightly, notwithstanding expenditures under the Company's ongoing stock repurchase program.

As a result of the factors described above, on a period-to-period basis, the Company's income before provision for income taxes increased 2.4%. These results included continuing operating losses within the Retail Operations and the Moderate Division. The provision for income taxes reflected the change in pre-tax income; as a result, net income increased 2.4%.

The earnings per common share computation reflected a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains highly promotional, and the tone of business continues to be difficult. Forward merchandise commitments continue to be planned on a conservative basis, particularly for Sportswear. The Company is in the process of implementing a comprehensive process reengineering and profit improvement initiative, and has announced a number of three-year goals for this project. The Company has previously announced its expectation that earnings for the 1995 year will show improvement over 1994, although any such improvement will be moderated by continuing losses within the Retail Operations and Moderate Division.
                                                            (12)



FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $33.8 million through April 1, 1995, compared to $39.9 million used in operating activities through April 2, 1994, primarily because of a decrease in other current assets of $9.6 million in 1995,compared to an increase of $1.5 million in 1994, offset in part by a larger decrease in accounts payable and accrued expenses in 1995 compared to 1994. Net cash provided by investing activities was $64.1 million in 1995 compared to $2.5 million in 1994. The fluctuations in net cash provided by investing activities is related to the changes in marketable securities and capital expenditures on a period-to-period basis. Net cash used in financing activities was $41.2 million in 1995 compared to $8.9 million in 1994, reflecting $34.2 million expended in the Company's stock repurchase program in 1995. As of May 12, 1995, the Company had expended or committed to expend approximately $437 million of the $450 million authorized under that program, covering an aggregate of 16.7 million shares.

Inventories at April 1, 1995 were $363.1 million, down from $423.0 million at year-end and $374.3 million at April 2, 1994. On a period-to-period basis, the inventory levels reflected decreases within the wholesale apparel divisions due to a reduction of excess inventories, offset in part by the expansion of an in-stock reorder program in several divisions and the expansion of the Retail Operations.

The Company's anticipated capital expenditures for 1995 currently approximate $50 million, of which $7.7 million has been expended through April 1, 1995. These expenditures consist primarily of leasehold improvements of new stores and leased departments for the Retail Operations, expansion of the Company's Alabama distribution facility, and the upgrading of data processing systems. These expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings were $282 million at April 1, 1995. The Company expects to be able to adjust these lines as required.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

                                                            (13)


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




DATE:  May 15, 1995           BY /s/Samuel M. Miller
                              SAMUEL M. MILLER
                              Senior Vice President - Finance
                              Chief Financial and Accounting
                                Officer