Form 10-Q
period 1995-07-01
CLAIBORNE LIZ INC
filed 1995-08-15
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 1995
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ..............to.....................

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




     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 d Yes X No .

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 11, 1995 was 75,001,113.



                                                                                              (2)



                                                                                           PAGE
                                                                                          NUMBER


         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of July 1, 1995 and
                           December 31, 1994                                                    3

                      Consolidated Statements of Income for the Six and Three
                           Month Periods Ended July 1, 1995 and July 2, 1994                    4


                      Consolidated Statements of Cash Flows for the Six
                           Month Periods Ended July 1, 1995 and July 2, 1994                    5


                      Notes to Consolidated Financial Statements                              6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                              10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings                                                        13

         Item 4.      Submission of Matters to a Vote of Security Holders                      14

         Item 6.      Exhibits and Reports on Form 8-K                                         14

         SIGNATURE                                                                             15










                                                                                                             (3)
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share data)

                                                                        (Unaudited)
                                                                          July 1,       December 31,
         ASSETS                                                                1995            1994


         CURRENT ASSETS:
              Cash and cash equivalents                                $     51,896    $     71,419
              Marketable securities                                         245,716         258,932
              Accounts receivable - trade                                   168,582         159,766
              Inventories                                                   393,770         423,003
              Deferred income tax benefits                                   28,989          32,547
              Other current assets                                           76,379          76,864
                        Total current assets                                965,332       1,022,531

         PROPERTY AND EQUIPMENT - NET                                       237,404         236,560
         OTHER ASSETS                                                        29,422          30,571
                                                                       $  1,232,158    $  1,289,662

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                         $     98,691    $    138,581
              Accrued expenses                                              156,382         156,924
              Income taxes payable                                            4,460           7,894
                        Total current liabilities                           259,533         303,399

         LONG-TERM DEBT                                                       1,175           1,227
         DEFERRED INCOME TAXES                                                1,513           2,052

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                        16,875              --

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                          --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                88,219          88,219
              Capital in excess of par value                                 41,389          56,714
              Retained earnings                                           1,179,089       1,164,850
              Cumulative translation adjustment                              (1,853)         (1,637)
                                                                          1,306,844       1,308,146

              Common stock in treasury, at cost, 13,025,916 shares in 1995 and
                   11,214,688 shares in 1994                               (353,782)       (325,162)
                        Total stockholders' equity                          953,062         982,984
                                                                       $  1,232,158    $  1,289,662



     The accompanying notes to consolidated financial statements are an integral part of these statements.









                                                                                                                (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)


                                                                     (Unaudited)
                                                           Six Months Ended              Three Months Ended
                                                           (26 Weeks)      (27 Weeks)
                                                             July 1,        July 2,        July 1,        July 2,
                                                                  1995           1994           1995           1994


         NET SALES                                        $  1,001,925   $  1,031,411   $    474,849   $    490,043

              Cost of goods sold                               633,160        674,881        298,151        321,133

         GROSS PROFIT                                          368,765        356,530        176,698        168,910

              Selling, general & administrative expenses       303,289        293,537        152,883        146,594

         OPERATING INCOME                                       65,476         62,993         23,815         22,316

              Investment and other income-net                    6,131          5,739          3,207          2,879

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                  71,607         68,732         27,022         25,195

              Provision for income taxes                        26,500         25,400         10,000          9,300

         NET INCOME                                       $     45,107   $     43,332   $     17,022   $     15,895

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                                75,466         78,834         74,857         78,817

         EARNINGS PER COMMON SHARE                               $0.60          $0.55          $0.23          $0.20

         DIVIDENDS PAID PER COMMON SHARE                         $0.23          $0.23          $0.11          $0.11




     The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                                                              (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)


                                                                             (Unaudited)
                                                                             Six Months Ended
                                                                              (26 Weeks)      (27 Weeks)
                                                                               July 1,         July 2,
                                                                                    1995            1994


            CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income                                                 $     45,107    $     43,332
                 Adjustments to reconcile net income to
                   net cash provided by operating activities:
                   Depreciation and amortization                                  19,600          17,053
                   Other - net                                                      (539)         (1,073)
                   Change in current assets and liabilities:
                     (Increase) decrease in accounts receivable                   (8,816)         14,756
                     Decrease in inventories                                      29,233          53,124
                     Decrease (increase) in deferred
                          income tax benefits                                      1,836            (846)
                     Decrease  in other current assets                               485           1,120
                     (Decrease) in accounts payable                              (39,890)        (49,851)
                     (Decrease) in accrued expenses                               (8,955)         (2,968)
                     (Decrease) in income taxes payable                           (3,434)         (5,093)
                          Net cash provided by operating activities               34,627          69,554


            CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchases of investment instruments                            (152,765)        (97,402)
                 Sales of investment instruments                                 170,855          63,021
                 Purchases of property and equipment                             (20,464)        (33,122)
                 Purchases of trademarks                                          (1,547)         (1,541)
                 Other-net                                                         2,513          (1,238)
                          Net cash used in  investing activities                  (1,408)        (70,282)


            CASH FLOWS FROM FINANCING ACTIVITIES:
                 Repayment of long-term debt                                         (52)            (51)
                 Proceeds from exercise of common stock options              --                      471
                 Proceeds from sale of put warrants                                1,550           1,572
                 Dividends paid                                                  (16,995)        (17,740)
                 Repurchase of common stock                                      (37,029)         (8,231)
                          Net cash used in financing activities                  (52,526)        (23,979)


            EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (216)           (392)

            NET CHANGE IN CASH AND CASH EQUIVALENTS                              (19,523)        (25,099)
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      71,419         104,720
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     51,896    $     79,621



            The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                        (6)


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

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

3. In December 1994, the Company recorded a $30.0 million restructuring charge. The amount includes $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and the write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring liability as of July 1, 1995 was $22.0 million. Of the $8.0 million expended for restructuring costs, $4.9 million was related to severance costs, $1.4 million to losses on contracts and write-offs of certain assets, and $1.7 million to other miscellaneous costs. Substantially all of the remaining liabilities should be paid or settled by the second quarter of 1996. First Issue accounted for $33.3 million of first half 1995 sales, as compared with $28.7 million in 1994 and incurred an operating loss of $7.1 million in the first half of 1995, as compared with a loss of $6.4 million in 1994. The Company is in the process of converting to other Company-operated retail formats (or closing) its remaining 52 First Issue locations.

4. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994.




                                                                            (7)


LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


         The following are summaries of available-for-sale securities:

                             (Dollars in thousands)
                                  July 1, 1995

                                                                         Gross     Estimated
                                                                     Unrealized      Fair
                                                Cost         Gains     Losses        Value


         Tax exempt notes and bonds          $ 242,988    $     450  $    (526)   $ 242,912
         U.S. &  foreign government securities  11,680           85        (85)      11,680
         Collateralized mortgage obligations     7,122           --       (931)       6,191
              Total debt securities            261,790          535     (1,542)     260,783
         Equity securities                       2,527           --       (808)       1,719
                                             $ 264,317    $     535  $  (2,350)   $ 262,502




                             (Dollars in thousands)
                                December 31,1994

                                                                         Gross     Estimated
                                                                    Unrealized       Fair
                                                Cost         Gains     Losses        Value


         Tax exempt notes and bonds          $ 309,126    $      83  $  (3,060)   $ 306,149
         U.S. &  foreign government securities  11,323           --       (905)      10,418
         Collateralized mortgage obligations     8,569            3     (1,785)       6,787
              Total debt securities            329,018           86     (5,750)     323,354
         Equity securities                       2,528           --       (588)       1,940
                                             $ 331,546    $      86  $  (6,338)   $ 325,294




                                                           (Dollars in thousands)
                                                                    July 1, 1995

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

         Due in one year or less                          $ 114,483               $ 114,199
         Due after one year through three years             125,113                 125,288
         Due after three years                               22,194                  21,296
                                                            261,790                 260,783
         Equity securities                                    2,527                   1,719
                                                          $ 264,317               $ 262,502



                                                                          (8)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         At July 1, 1995, and December 31, 1994, the above investments included $15,067,000 and $64,422,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other assets in the consolidated balance sheets.

         For the six month period ended July 1, 1995, gross realized gains and (losses) on sales of available-for-sale securities totaled $381,000 and ($93,000), respectively. For the six month period ended July 2, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($9,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended July 1, 1995 and July 2, 1994, was a credit of $2,932,000 (net of $1,722,000 in deferred income taxes) and a charge of $5,745,000 (net of $3,374,000 in deferred income taxes), respectively, which were included in retained earnings. As of July 1, 1995 and December 31, 1994, the fair value adjustment for available-for-sale securities was a charge of $1,007,000 (net of $592,000 in deferred income taxes) and a charge of $3,939,000 (net of $2,313,000 in deferred income taxes), respectively, included in retained earnings.

5.       Inventories  are stated at the lower of cost  (first-in,  first-out for
         wholesale   operations   and  retail   method  for  retail  and  outlet
         operations) or market and consist of the following:


                                                                    (Dollars in thousands)
                                                           July 1,                  December 31,
                                                                1995                       1994
                                                                -----                      ----

            Raw materials                                  $ 63,630                    $ 55,724
            Work-in-process                                  23,389                      21,527
            Finished goods                                  306,751                      345,752
                                                            -------                      -------
                                                           $393,770                     $423,003
                                                           ========                     ========



6.       Property and equipment - net
                                                                   (Dollars in thousands)
                                                            July 1,                 December 31,
                                                                1995                       1994
                                                                -----                      ----

          Land and buildings                               $124,323                   $123,746
           Machinery and equipment                          122,813                    117,686
          Furniture and fixtures                             53,486                     50,518
           Leasehold improvements                           127,185                    117,104
                                                            -------                    -------
                                                            427,807                    409,054
         Less:  Accumulated depreciation
                    and amortization                        190,403                    172,494
                                                            -------                    -------
                                                           $237,404                   $236,560
                                                           ========                   ========


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

8. On June 22, 1995, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on September 5, 1995 to stockholders of record at the close of business on August 11, 1995. The liability for the declared dividend of approximately $8.4 million is included in accrued expenses as of July 1, 1995.

9. For the six months ended July 1, 1995 and July 2, 1994, the Company made income tax payments of $27,916,000 and $32,196,000, respectively. For the six months ended July 1, 1995 and July 2, 1994, the Company made interest payments of $132,000 and $165,000, respectively.

10. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of July 1, 1995, the Company had contracts maturing in 1995 and 1996 to purchase at contracted forward rates 61,991,000 Japanese yen and to sell 53,500,000 Canadian dollars and 9,300,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $53,632,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at July 1, 1995.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the 1995 second quarter decreased $15 million, or 3%, on a period to prior year comparable period ("period-to-period") basis. This result included a 16% decrease in domestic net sales of Misses and Petite COLLECTION, LIZSPORT and LIZWEAR (collectively, "Sportswear"), to $185 million, and a 26% decrease in domestic net sales of the Moderate Division (consisting of RUSS, THE VILLAGER, and CRAZY HORSE brands), to $17 million, due primarily to unit volume declines reflecting conservative inventory planning and continued weakness in demand. Average unit selling prices for Sportswear decreased, reflecting slightly lowered initial selling prices in an effort to help maintain market share, weakness in demand and changes in product mix. Also contributing to the result were decreases in the net sales of dresses (16%, to $28 million) and ELISABETH (12%, to $32 million), due primarily to a unit volume decline resulting from a lower level of off-price shipments, and cosmetics (26%, to $13 million), due primarily to unit volume declines as a result of weakness in demand. These declines were offset in part by a 47% sales increase within the Retail Operations (consisting of the Company's LIZ CLAIBORNE, ELISABETH, DANA BUCHMAN, First Issue and international retail stores and leased departments), to $53 million, as a result of the opening of new domestic retail stores (119 at 1995 second quarter end as compared with 83 at 1994 second quarter end) and European retail leased departments. In late 1994, the Company announced plans to phase out of the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of August 14, 1995, 15 of such locations have been converted to an ELISABETH format, 7 to a LIZ CLAIBORNE format, including a petite store and one to a CLAIBORNE men's format; two stores have been closed. This phase out is expected to be completed by the second quarter of 1996. First Issue accounted for $16 million of second quarter 1995 sales, as compared with $15 million in 1994. See Note 3 of Notes to Consolidated Financial Statements. Net sales gains were also posted by menswear (26%, to $27 million) and shoes (23%, to $17 million), due primarily to unit volume increases, and DANA BUCHMAN (8%, to $28 million), due primarily to higher average unit prices. In May 1995, the Company reached an agreement in principle to license its shoe business; the transaction is scheduled to close in the third quarter. Net sales of the outlet operations increased 17%, to $38 million, reflecting the opening of new locations (64 at 1995 second quarter end as compared with 57 at 1994 second quarter end).

Net sales for the 1995 first half (26 weeks) decreased $29 million, or 3%, from the 1994 first half (27 weeks). This result included a 13% decrease in domestic net sales of Sportswear, to $419 million, and a 28% decrease in domestic net sales of the Moderate Division, to $36 million, due primarily to unit volume declines reflecting conservative inventory planning and continued weakness in demand. Average unit selling prices for Sportswear decreased, reflecting slightly lowered initial selling prices in an effort to help maintain market share, weakness in demand and changes in product mix. Also contributing to the result were decreases in the net sales of ELISABETH (13%, to $65 million) and accessories (7%, to $81 million), due primarily to unit volume declines. These decreases were offset in part by sales increases within the Retail Operations (44%, to $95 million), due to the opening of new domestic retail stores and European retail leased departments, menswear (19%, to $50 million), due in equal parts to higher average unit prices and higher unit volume, and DANA BUCHMAN (14%, to $59 million), due primarily to higher unit volume. Net sales of the outlet operations increased 11%, to $64 million, reflecting the opening of new locations. Shoes accounted for $39 million of first half 1995 sales, as compared with $35 million in 1994.

Gross profit dollars increased on a period-to-period basis 4.6% in the second quarter, and 3.4% in the first half, of 1995. Gross profit margins increased on a period-to-period basis to 37.2% from 34.5% in the second quarter, and to 36.8% from 34.6% in the second half, of 1995. These margin improvements reflect a rebound in margins from depressed prior period levels within the outlet operations and the ELISABETH, Liz & Co., and Dress Divisions; a slight improvement in Sportswear margins; and Moderate margins which remain at depressed levels notwithstanding significant improvement over prior period levels. Margins were also favorably impacted by the larger percentage of sales represented by, and improved margins within, DANA BUCHMAN (which is generally a higher margin business). These margin gains generally reflect lower markdowns as a result of lower excess inventory positions. The margin improvement was partially offset by margin declines within the cosmetics and accessories businesses, due primarily to changes in sales mix, as well as margin erosion within First Issue, as inventory is liquidated during the phase-out period.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC"), which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1995 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting
international   textile   agreements,   could  adversely  affect  the  Company's
operations.

The period-to-period dollar increases in selling, general and administrative ("SG&A") expenses were 3.3% and 4.3% for the first half and second quarter of 1995, respectively. SG&A expenses expressed as a percentage of net sales were 30.3% and 28.5% for the first six months and 32.2% and 29.9% for the second quarter, respectively, of 1995 and 1994. These results reflect the continued expansion of the Company's outlets and the Retail Operations ($17.8 million increase for the first half, and $9.3 million increase for the second quarter, of 1995), partially offset by lowered expense levels across substantially all of the remaining divisions, as a number of expense reduction initiatives continue to be implemented. The percentage increases reflect the above factors, as well as the fact that dollar expenses increased on an overall basis, notwithstanding the decline in sales levels. Although substantially all divisions reduced their period-to-period SG&A levels, the percentage decrease in sales slightly outpaced the percentage decrease in expense levels at several divisions.

The period-to-period increase in investment and other income - net was primarily due to higher rates of return realized on the Company's investment portfolio, which decreased slightly as a result of the Company's ongoing stock repurchase program.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 4.2% for the first half, and 7.3% for the second quarter, of 1995. These results included continuing operating losses within the Retail Operations and the Moderate Division. The provisions for income taxes reflect the changes in pre-tax income. As a result of the above, net income increased on a period-to-period basis.

The earnings per common share computations reflect a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains highly promotional, and the tone of business continues to be difficult. Forward merchandise commitments continue to be planned on a conservative basis, particularly for Sportswear. The Company continues the process of implementing a comprehensive process reengineering and profit improvement initiative, and has announced a number of three-year goals for this project. The Company continues to expect that earnings for the 1995 year will show improvement over 1994, although any such improvement will be moderated by continuing losses within the Retail Operations and Moderate Division.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $34.6 million through July 1, 1995, compared to $69.6 million provided by operating activities through July 2, 1994, primarily because of an increase in accounts receivable of $8.8 million in 1995, compared to a decrease of $14.8 million in 1994, as well as a decrease in inventories of $29.2 million against a comparable decrease of $53.1 million in 1994, offset in part by a smaller decrease in accounts payable in 1995 compared to 1994. Net cash used in investing activities was $1.4 million in 1995 compared to $70.3 million in 1994. The fluctuations in net cash used in investing activities is related to changes in marketable securities and capital expenditures on a period-to-period basis. Net cash used in financing activities was $52.5 million in 1995 compared to $24.0 million in 1994, reflecting $37.0 million expended in the Company's stock repurchase program in 1995 compared to $8.2 million in 1994. As of August 11, 1995, the Company had expended or committed to expend approximately $446 million of the $450 million authorized under that program, covering an aggregate of 17.1 million shares.

Inventories at July 1, 1995 were $393.8 million, down from $423.0 million at year-end, and up from $383.5 million at July 2, 1994. The July 1, 1995 inventory level reflects the expansion of an in-stock reorder program in several divisions and the addition of new stores within the Retail Operations, offset by a reduction of ongoing inventory levels within the outlet operations.

The Company's anticipated capital expenditures for 1995 currently approximate $45 million, of which $20.5 million has been expended through July 1, 1995. These expenditures consist primarily of leasehold improvements of new stores and leased departments for the Retail Operations, upgrading of management information systems and the expansion of the Company's Alabama distribution facility. These expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were $282 million at July 1, 1995. The Company expects to be able to adjust these lines as required.

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

The Company believes that the litigations described in the Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position.

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Company's 1995 Annual Meeting of Stockholders held on May 11, 1995, the stockholders of the Company (i) approved a stockholder proposal relating to the declassification of the Company's' Board of Directors (the "Stockholder Proposal") (the number of affirmative votes cast was 35,812,246, the number of negative votes cast was 19,645,427, the number of abstentions was 685,498 and the number of broker non-votes was 9,666,153), (ii) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 30, 1995 (the number of affirmative votes cast was 65,098,353, the number of negative votes cast was 193,606 and the number of abstentions was 517,365), and (iii) elected the following nominees to the Company's Board of Directors:


                                                                                        Votes

Nominee                                                          For                   Withheld

Lee Abraham                                                   65,066,895                742,429

Paul R. Charron                                               65,102,909                706,415

Sherwin Kamin                                                 64,951,273                858,051



Except with respect to the Stockholder Proposal, there were no broker non-votes with respect to any matter acted upon at the Meeting.



Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

     10(a) Amendment No. 4 to the Liz Claiborne Profit-Sharing Retirement Plan.

     27       Financial Data Schedule as of July 1, 1995.

(b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                    LIZ CLAIBORNE, INC.


DATE:             August 14, 1995               BY /s/ Samuel M. Miller
                                                  --------------------
                                                     SAMUEL M. MILLER
                                             Senior Vice President - Finance
                                         Chief Financial and Accounting Officer