Form 10-Q
period 1995-09-30
CLAIBORNE LIZ INC
filed 1995-11-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...........to..........................

         Commission file numbe0-9831

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 10, 1995 was 74,039,499.

                                                                                             (2)



                                                                                          PAGE
                                                                                             NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of September 30, 1995 and
                           December 31, 1994                                                   3

                      Consolidated Statements of Income for Nine and Three Month Periods
                           Ended September 30, 1995 and October 1, 1994                        4


                      Consolidated Statements of Cash Flows for the Nine Month Periods
                           Ended September 30, 1995 and October 1, 1994                        5


                      Notes to Consolidated Financial Statements                           6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings                                                       13

         Item 6.      Exhibits and Reports on Form 8-K                                        13

         SIGNATURE                                                                            14







                                                                                                              (3)
         PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS

         (All amounts in thousands except share data)

                                                                           (Unaudited)
                                                                           September 30, December 31,
         ASSETS                                                                  1995            1994
         CURRENT ASSETS:
              Cash and cash equivalents                                   $    45,507    $     71,419
              Marketable securities                                           264,897         258,932
              Accounts receivable - trade                                     246,214         159,766
              Inventories                                                     364,553         423,003
              Deferred income tax benefits                                     26,916          32,547
              Other current assets                                             73,640          76,864
                             Total current assets                           1,021,727       1,022,531

         PROPERTY AND EQUIPMENT - NET                                         234,537         236,560
         OTHER ASSETS                                                          34,192          30,571
                                                                          $ 1,290,456    $  1,289,662

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $   103,777    $    138,581
              Accrued expenses                                                161,239         156,924
              Income taxes payable                                             10,361           7,894
                             Total current liabilities                        275,377         303,399

         LONG-TERM DEBT                                                         1,148           1,227
         DEFERRED INCOME TAXES                                                  1,322           2,052

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                          25,283              --

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                            --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                  88,219          88,219
              Capital in excess of par value                                   35,049          56,714
              Retained earnings                                             1,228,202       1,164,850
              Cumulative translation adjustment                                (1,489)         (1,637)
                                                                            1,349,981       1,308,146

              Common stock in treasury, at cost, 13,531,827 shares in 1995 and
                   11,214,688 shares in 1994                                 (362,655)       (325,162)
                        Total stockholders' equity                            987,326         982,984
                                                                          $ 1,290,456    $  1,289,662



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                             (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)


                                                          (Unaudited)
                                                         Nine Months Ended             Three Months Ended
                                                          (39 Weeks)      (40 Weeks)
                                                          September 30,   October 1,    September 30,   October 1,
                                                                 1995          1994            1995         1994
         NET SALES                                       $  1,584,497    $1,648,199    $    582,572    $ 616,788

              Cost of goods sold                              987,417     1,065,261         354,257      390,380

         GROSS PROFIT                                         597,080       582,938         228,315      226,408

              Selling, general & administrative expenses      457,818       454,649         154,529      161,112

         OPERATING INCOME                                     139,262       128,289          73,786       65,296

              Investment and other income-net                  10,010         8,630           3,879        2,891

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                149,272       136,919          77,665       68,187

              Provision for income taxes                       56,000        50,700          29,500       25,300

         NET INCOME                                      $     93,272    $   86,219    $     48,165    $  42,887

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               75,301        78,687          74,923       78,380

         EARNINGS PER COMMON SHARE                              $1.24         $1.10           $0.64        $0.55

         DIVIDENDS PAID PER COMMON SHARE                        $0.34         $0.34           $0.11        $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                       (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)


                                                                             (Unaudited)
                                                                            Nine Months Ended
                                                                         (39 Weeks)     (40 Weeks)
                                                                        September 30,   October 1,
                                                                               1995          1994
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $     93,272    $   86,219
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation and amortization                                29,846        26,340
                Other - net                                                     366        (1,393)
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                        (86,448)     (124,670)
                  Decrease in inventories                                    41,172        71,017
                  Decrease (increase) in deferred
                       income tax benefits                                    3,573        (1,147)
                  Decrease  in other current assets                           3,224         1,447
                  (Decrease) in accounts payable                            (34,804)      (53,174)
                  Increase in accrued expenses                                4,315        29,111
                  Increase (decrease) in income taxes payable                 2,467        (2,776)
                       Net cash provided by operating activities             56,983        30,974


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                          (211,645)      (98,712)
              Sales of investment instruments                               211,377       107,705
              Purchases of property and equipment                           (28,393)      (56,583)
              Purchases of trademarks                                        (2,042)       (2,181)
              Cash proceeds from sale of certain Shoe Division assets        17,872                    --
              Other-net                                                        (638)           56
                       Net cash used in  investing activities               (13,469)      (49,715)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of long-term debt                                       (79)          (76)
              Proceeds from exercise of common stock options                     35           471
              Proceeds from sale of put warrants                              3,618         1,572
              Dividends paid                                                (25,352)      (26,541)
              Repurchase of common stock                                    (47,785)      (15,712)
                       Net cash used in financing activities                (69,563)      (40,286)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                                137          (683)

         NET CHANGE IN CASH AND CASH EQUIVALENTS                            (25,912)      (59,710)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    71,419       104,720
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     45,507    $   45,010



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

3. Effective June 30, 1995, the Company reached a definitive agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. The Shoe Division had net sales of $38.9 million in the first half of 1995 and $62.7 million in fiscal 1994. The operating results of the shoe business for each period were not material in relationship to the Company's overall operating results.

4. In December 1994, the Company recorded a $30.0 million restructuring charge. This amount includes $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and the write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring liability as of September 30, 1995 was $19.1 million. Of the $10.9 million expended for restructuring costs, $6.2 million was related to severance costs, $3.0 million to losses on contracts and write-offs of certain assets, and $1.7 million to other miscellaneous costs. Substantially all of the remaining liabilities should be paid or settled by the second quarter of 1996. First Issue accounted for $43.6 million of 1995 nine month sales, as compared with $42.6 million in 1994 and incurred an operating loss of $9.8 million in the nine months of 1995, as compared with a loss of $11.5 million in 1994. The Company is in the process of converting to other Company-operated retail formats (or closing) its remaining 26 First Issue locations.

5. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994.


LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         The following are summaries of available-for-sale securities:

                                              (Dollars in thousands)
                                              September 30, 1995

                                                          Gross                    Estimated
                                                          Unrealized                 Fair
                                                Cost         Gains     Losses        Value
         Tax exempt notes and bonds          $ 275,396    $     993  $    (401)   $ 275,988
         U.S. &  foreign government securities  16,318           80       (129)      16,269
         Collateralized mortgage obligations     7,121           --       (804)       6,317
              Total debt securities            298,835        1,073     (1,334)     298,574
         Equity securities                       2,528           --       (722)       1,806
                                             $ 301,363    $   1,073  $  (2,056)   $ 300,380


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


                                                          (Dollars in thousands)
                                                          September 30, 1995

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

         Due in one year or less                          $ 122,010               $ 121,656
         Due after one year through three years             130,776                 131,342
         Due after three years                               46,049                  45,576
                                                            298,835                 298,574
         Equity securities                                    2,528                   1,806
                                                          $ 301,363               $ 300,380





                                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

         At September 30, 1995, and December 31, 1994, the above investments included $33,677,000 and $64,422,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other assets in the consolidated balance sheets.

         For the nine month period ended September 30, 1995, gross realized gains and (losses) on sales of available-for-sale securities totaled $536,000 and ($116,000), respectively. For the nine month period ended October 1, 1994, gross realized gains and (losses) on sales of available-for-sale securities totaled $686,000 and ($81,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month periods ended September 30, 1995 and October 1, 1994, was a credit of $3,211,000 (net of $2,058,000 in deferred income taxes) and a charge of $6,046,000 (net of $3,551,000 in deferred income taxes), respectively, which were included in retained earnings. As of September 30, 1995 and December 31, 1994, the fair value adjustment for available-for-sale securities was a charge of $728,000 (net of $255,000 in deferred income taxes) and a charge of $3,939,000 (net of $2,313,000 in deferred income taxes), respectively, which were included in retained earnings.

6.       Inventories  are stated at the lower of cost  (first-in,  first-out for
         wholesale   operations   and  retail   method  for  retail  and  outlet
         operations) or market and consist of the following:

                                                               (Dollars in thousands)
                                                       September 30,                December 31,
                                                              1995                       1994
            Raw materials                                  $ 47,110                    $ 55,724
            Work-in-process                                  27,455                      21,527
            Finished goods                                  289,988                      345,752
                                                           $364,553                     $423,003
7.       Property and equipment - net
                                                                 (Dollars in thousands)
                                                        September 30,               December 31,
                                                                1995                       1994
          Land and buildings                               $124,375                   $123,746
           Machinery and equipment                          127,898                    117,686
          Furniture and fixtures                             53,880                     50,518
           Leasehold improvements                           127,876                    117,104
                                                            434,029                    409,054
         Less:  Accumulated depreciation
                    and amortization                        199,492                    172,494
                                                           $234,537                   $236,560


  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

8. In 1995, in connection with its previously announced stock repurchase program, the Company sold new and terminated previously outstanding put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The new warrants, if exercised, will require the Company to purchase up to a total of 1,000,000 shares of its Common Stock in March, June, September and December 1996 on the respective expiration dates of the warrants. The proceeds of $3.6 million from the sale of put warrants has been recorded in capital in excess of par value. The Company's potential $25.3 million obligation to buy back 1,000,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants.

9. On October 27, 1995, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on December 4, 1995 to stockholders of record at the close of business on November 13, 1995.

10. For the nine months ended September 30, 1995 and October 1, 1994, the Company made income tax payments of $49,809,000 and $55,500,000, respectively. For the nine months ended September 30, 1995 and October 1, 1994, the Company made interest payments of $459,000 and $250,000, respectively.

11. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 18 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of September 30, 1995, the Company had contracts maturing in 1995 and 1996 to purchase at contracted forward rates 67,451,000 Japanese yen and to sell 56,500,000 Canadian dollars and 9,100,000 British sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $55,884,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at September 30, 1995.




                                    LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the 1995 third quarter decreased $34 million, or 6%, on a period to prior year comparable period ("period-to-period") basis. This net sales decline included a 7% decrease in domestic net sales of Misses and Petite COLLECTION, LIZSPORT and LIZWEAR (collectively, "Sportswear"), to $251 million, and a 38% decrease in domestic net sales of the Moderate Division (consisting of RUSS, THE VILLAGER, and CRAZY HORSE brands), to $20 million. The Sportswear net sales decrease reflected planned unit volume declines partially offset by slightly higher average unit selling prices due principally to changes in product mix. The Moderate Division's net sales decline principally reflected planned unit volume decreases. Also contributing to the result was a decrease in the net sales of accessories (12%, to $48 million), due primarily to lower average unit selling prices resulting from lower initial selling prices and changes in product mix. In September 1995, the Company reached a definitive agreement to license its shoe business effective June 30, 1995; the Shoe Division accounted for $16 million of third quarter 1994 net sales. These declines were offset in part by a 37% sales increase within the Retail Operations (consisting of the Company's LIZ CLAIBORNE, ELISABETH, DANA BUCHMAN, CLAIBORNE, First Issue and international retail stores and leased departments), to $45 million, as a result of the opening of new domestic retail stores (120 at 1995 third quarter end compared with 97 at 1994 third quarter end) and a higher average number of European retail leased departments during the 1995 third quarter. In late 1994, the Company announced plans to phase out of the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of November 13, 1995, 49 of such locations have been converted: 33 to an ELISABETH format, 13 to a LIZ CLAIBORNE format (including three petite stores) and three to a CLAIBORNE men's format; two stores have been closed. This phase out is expected to be completed by the second quarter of 1996. First Issue accounted for $10 million of third quarter 1995 net sales, compared to $14 million in 1994. See Note 4 of Notes to Consolidated Financial Statements. Net sales gains were also posted by DANA BUCHMAN (30%, to $43 million), menswear (19%, to $33 million), dresses (9%, to $37 million), and LIZ & CO. (12%, to $26 million), in each case due principally to unit volume increases. Net sales of the outlet operations increased 9%, to $46 million, reflecting the opening of new domestic locations (68 at 1995 third quarter end compared with 61 at 1994 third quarter end). Net sales for the third quarter have historically been higher than those of the second quarter, reflecting seasonal fluctuations. The Company has previously announced a number of new product classifications which are currently expected to be shipped commencing in 1996.

Net sales for the nine months of 1995 (39 weeks) decreased $64 million, or 4%, from the 1994 nine month period (40 weeks). This net sales decline included an 11% decrease in domestic net sales of Sportswear, to $670 million, and a 32% decrease in domestic net sales of the Moderate Division, to $57 million, in each case due principally to planned unit volume declines. Also contributing to the net sales decline were decreases in the net sales of accessories (9%, to $129 million), due primarily to lower average unit selling prices resulting from lower initial selling prices and changes in product mix, and ELISABETH (7%, to $104 million), due in equal parts to lower average unit prices and lower unit volume reflecting lower off-price sales volume. These decreases were offset in part by sales increases within the Retail Operations (42%, to $140 million), due
to the opening of new domestic retail  stores  and  European   retail  leased
departments, as well as DANA BUCHMAN (20%, to $102 million) and menswear (19%, to $83 million), in each case due principally to higher unit volume. Net sales of the outlet operations increased 10%, to $110 million, reflecting the opening of new domestic locations. The Shoe Division's net sales through June 30, 1995 were $39 million, compared to $51 million for the first nine months of 1994.

On a period-to-period basis, gross profit dollars increased 0.8% for the third quarter, and 2.4% for the first nine months , of 1995. Gross profit margins increased on a period-to-period basis to 39.2% from 36.7% in the third quarter, and to 37.7% from 35.4% for the first nine months, of 1995, generally reflecting lower markdowns resulting from lower excess inventory positions and an increase in average unit selling prices realized on close-out merchandise across substantially all of the wholesale apparel divisions. The third quarter margin percentage principally reflected improvements within the Sportswear and ELISABETH Divisions, partially offset by a decline within menswear, due to a lower proportion of regular price sales reflecting weakness in demand. Moderate margins remained at depressed levels notwithstanding period-to-period improvements. Margins were also favorably impacted by improvements within the outlet operations as well as the larger percentage of sales represented by the Retail Operations and the DANA BUCHMAN Division (which are generally higher margin businesses). In addition, the margin improvement for the nine month period was partially offset by a margin decline within accessories due to lower initial selling prices and changes in product mix, as well as margin erosion at First Issue as inventory is liquidated during the phase-out period.

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

On a period-to-period basis, selling, general and administrative ("SG&A") expenditures decreased 4.1% for the third quarter, and increased 0.7% for the first nine months, of 1995. SG&A expenses expressed as a percentage of net sales were 26.5% and 26.1% for the third quarter and 28.9% and 27.6% for the nine month periods, respectively, of 1995 and 1994. These results reflect increases in expenses due to the continued expansion of the Company's outlets and the Retail Operations ($4.4 million increase for the third quarter, and $22.3 million increase for the nine months, of 1995) offset by lower expense levels across substantially all of the wholesale divisions as expense reduction initiatives continue. The percentage decreases in the sales of certain divisions continued to outpace their percentage decreases in expense levels. The 1994 third quarter results included $3.6 million of direct expenses related to the Shoe Division.

The period-to-period increases in investment and other income - net reflected an increase in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program, as well as slightly higher rates of return realized on the portfolio.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 9.0% for the first nine months, and 13.9% for the third quarter, of 1995. These results included continuing operating losses within the Retail Operations and the Moderate Division. The provisions for income taxes reflect the changes in pre-tax income as well as an increase in the effective income tax rate. As a result of the above, net income increased on a period-to-period basis.

The earnings per common share computations reflect a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains highly promotional, and the tone of business continues to be difficult. Prospects for the upcoming retail holiday selling season remain uncertain. The Company continues the process of implementing a comprehensive process reengineering and profit improvement program, and is proceeding towards a number of previously announced three-year goals for this initiative. The Company continues to expect that earnings for the fourth quarter of 1995 will show improvement over 1994, although any such improvement will be moderated by continuing losses within the Retail Operations and Moderate Division. As part of its ongoing strategic review process, the Company continues to evaluate certain business operations.

The Company has previously announced that, effective January 1, 1996, it will lower the trade discount offered by its Sportswear, Dress, LIZ & CO. and ELISABETH Divisions from the current 10% level to 8% (the prevailing standard in the industry). The Company has further announced plans to redeploy the additional funds received as a result of this change towards a national advertising campaign, an expanded in-store presentation program and similar brand-enhancing activities, in an effort to stimulate full price sales at retail. Upon implementation of this change, the net sales of the affected divisions will increase by approximately 2% over the results they would have reported without the change in trade discount, with corresponding dollar increases in gross margin and SG&A expenses.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $57.0 million through September 30, 1995, compared to $31.0 million through October 1, 1994, reflecting a smaller increase in accounts receivable ( $86.4 million in 1995 compared to $124.7 million in 1994) and a smaller decrease in accounts payable in 1995 compared to 1994, offset in part by a smaller decrease in inventories ( $41.2 million in 1995 against $71.0 million in 1994) and a smaller increase in accrued expenses in 1995 compared to 1994. Net cash used in investing activities was $13.5 million in 1995 compared to $49.7 million in 1994 , reflecting changes in marketable securities and capital expenditures on a period-to-period basis, as well as cash proceeds from the sale of certain Shoe Division assets realized in 1995. Net cash used in financing activities was $69.6 million in 1995 compared to $40.3 million in 1994, reflecting a $32.1 million increase in the amount expended in the Company's stock repurchase program . As of November 13, 1995, the Company had expended or committed to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $474 million of the $500 million authorized under that program, covering an aggregate of 18.0 million shares.

Inventories at September 30, 1995 were $364.6 million, down from $423.0 million and $365.6 million at December 31, 1994 and October 1, 1994, respectively. The September 30, 1995 inventory level reflects the expansion of an in-stock reorder program in several divisions and the addition of new stores within the Retail Operations, offset by a reduction of ongoing inventory levels within the outlet operations and the sale of inventory related to the Company's former Shoe Division (see Note 3 of Notes to Consolidated Financial Statements).

The Company's anticipated capital expenditures for 1995 currently approximate $35 to $40 million, of which $28 million has been expended through September 30, 1995. These expenditures consist primarily of leasehold improvements and fixturing of new stores and leased departments for the Retail Operations and upgrading of management information systems. These expenditures are financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $282 million to $270 million during the third quarter to reduce excess lines. The Company expects to be able to adjust these lines as required.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and certain of its present and former officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted defendants' motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. On August 25, 1995, the district court granted defendants' motion to dismiss the amended Ressler complaint, with leave to amend, on the grounds that the complaint failed to comply with the pleading requirements of the Federal Rules of Civil Procedure. The Court denied that branch of defendants' motion seeking to dismiss the amended complaint for failure adequately to allege scienter. Defendants have moved to reargue that portion of the Court's decision. On October 30, 1995, a second amended complaint was filed in the Ressler action; the Company has not yet responded to that new complaint.

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

The Company believes that the litigations described above are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10(a)    Form of Restricted Career Share Agreement.

         27       Financial Data Schedule as of  September 30, 1995.

(b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         LIZ CLAIBORNE, INC.


DATE:    November 13, 1995               BY /s/ Samuel M. Miller
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer