Form 10-K
period 1995-12-31
CLAIBORNE LIZ INC
filed 1996-03-29
CIK 352363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  /  X  /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 30, 1995 OR

                  /     /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ............ to................

Commission File Number 0-9831

                              LIZ CLAIBORNE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                      13-2842791
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification Number)

      1441 Broadway, New York, New York                           10018
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

                           Yes   X        No
                                ---           ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                  Based upon the closing sale price on the New York Stock Exchange composite tape on March 1, 1996, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $2,258,015,602.

                  Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 1, 1996: 73,312,003 shares.

                      ------------------------------------
                      Documents Incorporated by Reference:

                  Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 1996 - Part III.

PART I

Item 1.   Business.

Overview

                  Liz Claiborne, Inc. designs and markets an extensive range of women's fashion apparel and accessories, with versatile collections appropriate for wearing occasions ranging from casual to dressy. The Company also designs and markets men's apparel and furnishings, as well as fragrances for women and men. A portfolio of products licensed to carry the Company's LIZ CLAIBORNE or CLAIBORNE brand includes women's shoes, home furnishings, optics, sunglasses and men's suits. Products are manufactured to the Company's specifications in the United States and abroad and are marketed through leading department and specialty stores and other channels in the United States, Canada, Europe, Asia, and Central and South America. The Company's products are also marketed through the Company's own retail stores, which operate under a variety of formats in the United States. Although they offer a wide array of styles, all of Liz Claiborne's lines share the common characteristics of innovative fashion and exceptionally high quality and value. The Company believes that it is the largest "better" women's sportswear and dress company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items, but are priced in the "better" apparel range.

                  At March 1, 1996, the Company's order book reflected unfilled customer orders for approximately $536 million of merchandise, as compared to approximately $443 million at March 1, 1995. Order book data at any given date is materially affected by the timing of recording orders and of shipments. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

                  As used herein, the term the "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries, and its predecessor New York corporation (incorporated in 1976).

Narrative Description of Business

                  The Company's business is operated through separate divisions which each have responsibility for sales, production and product development.

                  In the first quarter of 1996, the Company reorganized several of its divisions into four new groupings: Liz Claiborne Casual, which includes the "misses" lines of the LIZSPORT, LIZWEAR and LIZ & CO. casual sportswear divisions; COLLECTION, which includes the STUDIO line; Special Sizes, which includes the ELISABETH (large size) division and the above sportswear divisions' petite lines; and Special Markets Group, which includes the Moderate Division.

                  The Company seeks in its product offerings to offer versatility to its consumers, both in terms of individual items and overall collections. Substantially all items in each sportswear collection are sold as "separates" rather than as ensembles, such as suits. Collections are structured, however, through the use of related styles, color schemes and fabrics, to enable the consumer to assemble outfits consisting of separate items which are designed to be worn together. By offering similar or related styles, color schemes and fabrics over an extended period, the Company intends to provide the consumer with a wardrobe which can be coordinated with other Company items from season to season.

The following is a comparison of net sales by product/division for each of the five fiscal years ended December 30, 1995.

                                                                     (Dollars in millions)

                                                   1995          1994          1993          1992           1991
                                                   ----          ----          ----          ----           ----
Sportswear-Misses ..........................     $  679.1      $  772.5      $  878.0      $  947.7       $  903.7
Sportswear-Petites .........................        213.6         227.6         253.5         268.5          250.7
                                                 --------      --------      --------      --------       --------

         Total Women's Sportswear ..........        892.7       1,000.1       1,131.5       1,216.2        1,154.4

Accessories and Other Non-Apparel ..........        330.4         368.1         344.3         285.2          253.4
Retail Specialty Stores ....................        195.0         150.0         114.4          92.9           77.4
Outlet Stores ..............................        155.0         140.1         122.4         113.9           84.7
Dana Buchman ...............................        136.2         112.9          90.2          73.5           28.9
Elisabeth ..................................        131.1         137.2         143.5         161.0          130.5
Dresses and Suits ..........................        123.0         121.9         130.0         171.3          180.3
Men's Sportswear and Furnishings ...........        113.1         101.7          80.7          94.0          124.6
Liz & Co. ..................................         83.9          75.8          91.9          96.4           75.9
Moderate Sportswear ........................         81.3         111.6          78.7          21.2*          --
                                                 --------      --------      --------      --------       --------
                                                  2,241.7       2,319.4       2,327.6       2,325.6        2,110.1
Intercompany Sales Elimination .............       (160.1)       (156.5)       (123.3)       (131.3)        (102.9)
                                                 --------      --------      --------      --------       --------

         Net Sales .........................     $2,081.6      $2,162.9      $2,204.3      $2,194.3       $2,007.2
                                                 ========      ========      ========      ========       ========

Net Sales by Geographic Areas

Domestic ...................................     $1,943.4      $2,039.9      $2,091.0      $2,092.5       $1,923.6
International ..............................        138.2         123.0         113.3         101.8           83.6
                                                 --------      --------      --------      --------       --------

         Net Sales .........................     $2,081.6      $2,162.9      $2,204.3      $2,194.3       $2,007.2
                                                 ========      ========      ========      ========       ========


----------
* Partial Year Sales

                  Liz Claiborne Casual offers casual sportswear under three of the Company's trademarks. The LIZSPORT Division offers all-American sportswear for less formal work settings and casual occasions. The LIZWEAR Division offers denim and denim-related sportswear, including twills and fashion coordinates. The LIZ & CO. Division offers versatile career and casual knitwear.

                  The COLLECTION Division offers professional careerwear under the LIZ CLAIBORNE trademark with desk-to-dinner versatility. A line of casual careerwear under the STUDIO trademark, initially shipped in January 1996, is now offered by the COLLECTION Division. The COLLECTION Division's products offer the consumer coordinated designs and integrated groupings.

                  The DANA BUCHMAN Division offers collections for the women's "bridge" market, the price range between better sportswear and designer clothing under the Company's DANA BUCHMAN trademark. The Division offers products with elegant styling in distinctive fabrics, in "misses", large and petite sizes. In February 1996, the Division commenced shipment of a new line of sophisticated casual wear under the Company's new DANA B. AND KAREN trademark.

                  The ELISABETH Division offers large-sized classic careerwear, weekend casual, and wardrobe basics in both "misses" and petite proportions under the Company's ELISABETH trademark.

                  The Dress Division offers dresses and suits providing day-into- evening versatility and special occasion dresses under the Company's LIZ CLAIBORNE trademarks in both the "misses" and petite size ranges, as well as special occasion dresses under the LIZ NIGHT trademark.

                  The Menswear Division offers men's business-casual wear, sportswear and furnishings (dress shirts and ties) under the CLAIBORNE trademark.

                  During 1995, each of the above Divisions presented three to six seasonal collections. The Company has announced that commencing in 1996, its major sportswear divisions will present four seasonal collections each year.

                  The Accessories Division offers handbags, small leather goods, hats, belts, scarves, socks, tights and bodywear -- primarily under the LIZ CLAIBORNE trademark -- which mirror major fashion trends and complement many of the Company's other product lines.

                  The Company's Cosmetic and Jewelry Divisions operate under a single management. Cosmetic offerings include fragrance and bath and body-care products under the LIZ CLAIBORNE, REALITIES, VIVID and CLAIBORNE FOR MEN trademarks. In March 1996, the Company introduced new women's and men's fragrance and bath and body product lines under its new CURVE trademark, with shipping to commence in the third quarter of 1996. Jewelry offerings include collections of fashion jewelry, such as earrings, necklaces, bracelets and pins, to complement the Company's women's apparel and accessories lines.

                  In late 1994, the Company announced plans to phase out its First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of March 1, 1996, the phase out has been completed. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.")

                  The Moderate Sportswear Division offers updated career and casual clothing under the Company's RUSS trademark; traditional mainstream sportswear under the Company's THE VILLAGER trademark; and fashion related separates with a jeanswear attitude under the Company's CRAZY HORSE trademark. These product lines are sold in department stores, national chains and specialty stores. See "Competition and Certain Other Risks."

                  Effective June 30, 1995, the business formerly operated by the Company's Shoe Division was licensed to a third party. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Sales and Marketing

                  The Company's wholesale sales are made primarily to department and specialty store customers throughout the United States. Retail sales are also made through the Company's own retail stores and outlet stores, as well as to international customers, direct-mail catalog companies, military exchanges and other outlets. The Company is currently evaluating its methods of doing business internationally. At 1995 year end, LIZ CLAIBORNE products were being sold in over 50 markets outside the United States. The Company expects to continue expansion to additional markets.

                  The Company currently operates a total of 117 prototype and presentational specialty retail stores located throughout the United States which carry exclusively Company products: 46 LIZ CLAIBORNE stores, 64 ELISABETH large- size apparel stores, 6 CLAIBORNE mens' stores and one DANA BUCHMAN store. These stores typically range in size from 2,000 square feet to 12,000 square feet. In 1995, the LIZ CLAIBORNE flagship store, an approximately 17,000 square foot store which carries the full line of Liz Claiborne women's apparel and related items, opened on Fifth Avenue in New York City. The Company's retail stores enable it to closely track sales and other product data, obtain market information and experiment with new products, visual presentation and new ideas for enhancing customer service. This information is used to help the Company's wholesale customers more quickly respond to consumer preferences.

                  In Canada, the Company operates a wholesale business which sells primarily to major department store chains. In addition, during 1995, the Company began its expansion into the Canadian specialty store market. In
Western Europe, the Company operates leased or licensed departments, or concessions, at leading specialty stores. These departments are currently the Company's primary method of doing business in Europe. Although the Company plans to add additional concessions in Europe, it is also evaluating options to service European retailers on a wholesale basis. In other international markets, the Company has granted retail licenses to third parties under which they operate LIZ CLAIBORNE stores and shops. During 1995, 22 additional licensed stores and shops were opened in a total of 16 countries. During 1996, the Company plans to grant additional store licenses, as well as open wholesale accounts in new markets.

                  Approximately 83% of 1995 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 1995 and 1994 sales, no single customer accounted for more than 6% of 1995 or 1994 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 1995 by The May Department Stores Company accounted for approximately 18% of 1995 and 17% of 1994 sales. Sales to the eleven department store customers which were owned at year-end 1995 by Federated Stores, Inc. accounted for approximately 17% of 1995 and 16% of 1994 sales. See Note 8 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales.

                  Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms.

                  Orders from the Company's customers generally precede the related shipping periods by several months. The Company's largest customers discuss with the Company retail trends and their plans regarding their anticipated levels of total purchases of Company products for future seasons. These discussions are intended to assist the Company in planning the production and timely delivery of its products. The Company continually monitors retail sales in order to assess directly consumer response to its products.

                  The Company has implemented and continues to expand in-stock reorder programs in several divisions to enable customers to reorder certain items for quick delivery. See "Manufacturing." In 1995, as part of these programs, the Company began implementation of LizRim, an inventory replenishment system, which has been installed at a number of its retail customers.

                  Effective January 1, 1996, the Company lowered the trade discount offered by its LIZWEAR, LIZSPORT, LIZ & CO., ELISABETH, Dress and LIZ CLAIBORNE COLLECTION Divisions from the previous 10% level to 8% (the prevailing standard in the industry). The Company is redeploying the additional funds received as a result of this change towards a national advertising campaign, an expanded in-store presentation program and similar brand-enhancing activities, in an effort to stimulate full price sales at retail. In January 1996, the Company introduced LIZEDGE, an in-store servicing and maintenance program designed to enhance the way the Company's products appear on the selling floor, and in March 1996, introduced LIZVIEW, a special presentation program designed to create a more effective retail presence at department stores. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.")

                  The Company maintains cooperative advertising programs under which it will generally share the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $39 million in respect of 1995 sales. The Company spent approximately $4 million in 1995 on national advertising. The Company plans to expend significantly greater amounts on national advertising in 1996.

                  The Company currently operates 76 outlet stores, virtually all of which are located in "outlet centers" comprised primarily of manufacturer-operated stores.

Manufacturing

                  The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

                  A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1995, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 35 different countries, including China, Sri Lanka, South Korea, the Dominican Republic, Indonesia and Hong Kong. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6% of the Company's purchases of finished products during 1995. Approximately 28% of the Company's 1995 purchases of finished products were manufactured by its ten largest suppliers, as compared to 24% of 1994 purchases. The percentage of the Company's production represented by its ten largest suppliers increased in 1995 as compared to 1994, and the Company is planning to allocate even larger portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources, thus increasing the percent of purchases accounted for by the Company's leading suppliers. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory.

                  The Company's fabrics, trimmings and other materials are obtained in bulk from various foreign and domestic suppliers. During 1995, the raw materials used in Company products were purchased from several hundred suppliers, located primarily in South Korea, Japan, Taiwan, Hong Kong and Italy. Approximately 25% of the Company's expenditures for raw materials during 1995 and 1994 were accounted for by its five largest raw material suppliers, with no single raw material supplier accounting for more than 7% of 1995 raw material expenditures. Generally, the Company does not have any long-term, formal arrangements with any supplier of raw materials. The Company has a 50% interest in a joint venture which supplies certain types of domestically dyed and finished fabrics for use in certain Company products; the Company is currently analyzing its options with respect to this venture. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

                  The Company operates under substantial time constraints in producing each of its collections. See "Sales and Marketing." In order to deliver, in a timely manner, merchandise which reflects current tastes, the Company attempts to schedule a substantial portion of its materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, the Company must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. The Company has and continues to implement a number of initiatives designed to reduce the time required to move a product from design to the sales floor.

                  If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess merchandise inventories. See "Competition; Certain Risks". The Company was left with significant excess merchandise inventory positions during 1993 and into the first half of 1994 due to the Company's increased 1993 commitments compared to 1992 and the decreased demand for certain of the Company's apparel at retail.

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

Import and Import Restrictions

                  Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the Multi Fiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round", ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization Member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. The U. S. legislation implementing the Uruguay Round also changes the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change would determine country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. In addition, there are various United States initiatives pending concerning the trading status of certain countries, which, if enacted, would likely increase the cost of doing business in such countries. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

Trademarks

                  The Company utilizes a variety of trademarks on its products, including LIZ CLAIBORNE, LIZ, CLAIBORNE, LIZWEAR, LIZSPORT, LIZ CLAIBORNE COLLECTION, LIZ NOW, LIZ NIGHT, LIZ CLAIBORNE STUDIO, its triangular logomark, DANA BUCHMAN, dana b. and karen, ELISABETH, LIZ & CO., LEATHER CO., RUSS, THE VILLAGER, CRAZY HORSE, REALITIES, VIVID and CURVE. The Company has registered or applied for registration of a multitude of trademarks for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as numerous foreign territories. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.

Licensing

                  The Company has five license agreements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company. The present terms of these agreements (exclusive of renewal terms) expire at various dates through 2010. Current licenses cover women's and men's sunglasses and readers; women's and men's ophthalmic frames for prescription eyewear; home furnishing products (with the first collections shipped in the first quarter of 1995), men's tailored clothing (with the first collections shipped in the third quarter of 1995), and women's career, career-casual, casual and sport shoes (with the first licensed collections shipped in the third quarter of 1995). Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

Competition; Certain Risks

                  The apparel and related product markets are highly competitive, both within the United States and abroad.

                  The Company's ability to effectively compete depends on a number of factors, including the Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to effectively translate these market trends into appropriate, saleable product offerings relatively far in advance, and to operate within substantial production and delivery constraints. In addition, consumer and customer acceptance and support (especially by the Company's largest customers), depend upon, among other things, product, value and services.

                  The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest "better" women's sportswear and dress company in the United States. A number of apparel companies have announced plans to distribute new collections of women's "better" sportswear through the department store channel of distribution, commencing in 1996.

                  In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including the general retail environment and general economic conditions; the Company's relationships with its customers, especially its major department store customers; the Company's ability to correctly judge the level of its fabric and/or merchandise commitments; the Company's ability to effectively distribute its products within its targeted markets (including distribution through wholesale accounts and Company operated retail stores and concession locations); and the chance of substantial disruption of the Company's relationships with its suppliers and manufacturers. See "Sales and Marketing." and "Manufacturing."

                  The Company from time to time reviews its possible entry into new markets. The entry into new markets, such as the Company's entry into the moderate market, is accompanied by risks inherent in any new business. New businesses may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Certain new businesses may be lower margin businesses and will require the Company to achieve significant cost efficiencies, in part by using sources of supply different from the Company's sources for other products. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors.

Employees

                  At December 30, 1995, the Company had more than 7,400 full-time employees, as compared with approximately 8,000 full-time employees at December 31, 1994.

                  As a member of a manufacturers' association, the Company is bound by collective bargaining agreements with affiliates of UNITE, the successor to the International Ladies' Garment Workers' Union and the Amalgamated Clothing and Textile Workers of America, covering, at December 30, 1995, approximately 1,750 of the Company's full-time apparel, accessories and cosmetics employees in the United States and Canada. These collective bargaining agreements expire on various dates through 1997.

                  The Company considers its relations with its employees to be satisfactory and has not experienced any interruption of operations due to labor disputes.

Item 2.   Properties.

                  The Company's showrooms, sales, merchandising and design staffs, as well as its executive offices, are located at 1441 Broadway, New York, New York, where the Company leases approximately 276,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 60,000 and 24,000 square feet (with terms expiring in 1996 and 2003, respectively).

                  The Company owns its approximately 450,000 square foot principal New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain other administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location which was completed in 1994. The Company presently leases approximately 969,000 square feet in 6 other New Jersey warehouse facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on approximately 80 acres in Mt. Pocono, Pennsylvania. The Company's approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site), has been leased to a joint venture comprised of a wholly-owned subsidiary of the Company and an unrelated third party. This facility is used as a dyeing and finishing operation. The Company occupies an approximately 290,000 square foot warehouse and distribution facility located on an approximately 124 acre site in Montgomery, Alabama. The Company has options to purchase an additional 80 acres adjacent to the facility. The Company currently is planning to expand its operations at this location. The Company is the lessee of the Georgia and Alabama facilities pursuant to industrial development financing. The Company also leases showroom, warehouse and office space in various other domestic and international locations.

                  The Company leases space for its 117 retail specialty stores (aggregating approximately 518,000 square feet in various malls) and for 75 of its outlet stores (aggregating approximately 740,000 square feet).

                  The Company believes that its existing facilities are well maintained, in good operating condition and are adequate for its present level of operations. (See Note 8 of Notes to Consolidated Financial Statements.)

Item 3.   Legal Proceedings.

                  The Company and certain of its present and former officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the defendants' motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the defendants' motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed in the Ressler action. In December 1995, the defendants moved to dismiss that complaint.

                  In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against certain of the Company's directors and two of its former Vice Chairmen. The complaints contain allegations that the individual defendants breached their fiduciary obligations to the Company and its shareholders committed corporate mismanagement and wasted corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and were unjustly enriched in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated with the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint. The motion is pending.

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

Executive Officers of the Registrant.

Information as to the executive officers of the Company is set forth below:

Name                     Age        Position(s)
----                     ---        -----------

Jerome A. Chazen          69        Chairman of the Board

Paul R. Charron           53        President and Chief Executive Officer

Jorge L. Figueredo        35        Senior Vice President - Human Resources

Samuel M. Miller          58        Senior Vice President - Finance, Chief
                                    Financial Officer

John R. Thompson          44        Senior Vice President - Service, Systems and
                                    Reengineering, Chief Information Officer

Robert J. Zane            56        Senior Vice President - Manufacturing and
                                    Sourcing

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

                  Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in May 1994. Effective May 1995, he became President and Chief Executive Officer. Prior to joining the Company, he served as Executive Vice President of VF Corporation, an apparel manufacturer, from 1993, and as a Group Vice President of VF Corporation from 1988 to 1993.

                  Mr. Figueredo joined the Company in 1984 as Administrator, Warehouse Employee Relations and served in various management positions thereafter. In 1992, he was promoted to Vice President, Human Resources Operations. In 1994, he was promoted to Senior Vice President - Human Resources.

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

                  Mr. Zane joined the Company in September 1995 as Senior Vice President - Manufacturing and Sourcing. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989. Prior to that, Mr. Zane was Vice President, Sourcing at Bernard Chaus, Inc. and Executive Vice President at Murjani International, Inc.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

         Calendar Period                    High                       Low
         ---------------                    ----                       ---

              1995:

           1st Quarter                      18                         14 1/2
           2nd Quarter                      21 1/4                     17 3/4
           3rd Quarter                      25 3/4                     21 1/8
           4th Quarter                      30                         23 3/4

              1994:

           1st Quarter                      24 1/8                     20 1/2
           2nd Quarter                      26 1/4                     19 7/8
           3rd Quarter                      23 5/8                     20 1/4
           4th Quarter                      24 1/8                     15 5/8

                  On March 5 1996, the closing sale price of the Common Stock on the NYSE was $35 5/8. As of March 5, 1996, the approximate number of record holders of Common Stock was 11,160.

                  The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

         Calendar Period                         Dividends Paid per Common Share

              1995:

           1st Quarter                                        $.1125
           2nd Quarter                                        $.1125
           3rd Quarter                                        $.1125
           4th Quarter                                        $.1125

              1994:

           1st Quarter                                        $.1125
           2nd Quarter                                        $.1125
           3rd Quarter                                        $.1125
           4th Quarter                                        $.1125

                  The Company plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

                  In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 4, 1996, the Company had expended or had commitments to expend, through the sale of put warrants, (see Note 8 of Notes to Consolidated Financial Statements) approximately $499 million of the $550 million authorized under its stock repurchase program, covering an aggregate of 18.9 million shares.

Item 6.           Selected Financial Data.

                  The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

         (All dollar amounts in thousands except per common share data)

                          1995            1994             1993             1992             1991
                         ------          ------           ------           ------           ------
Net sales             $ 2,081,630     $ 2,162,901      $ 2,204,297       $ 2,194,330     $ 2,007,177
Gross profit              790,701         755,207          750,916           830,116         799,675
Net income                126,914          82,849*         126,924**         218,824         222,748
Working capital           758,314         719,132          750,001           832,789         763,851
Total assets            1,329,243       1,289,662        1,236,338         1,256,308       1,170,645
Long-term debt
 excluding
 current portion            1,115           1,227            1,334             1,434           1,615
Stockholders'
 equity                   988,226         982,984          978,291           997,775         909,599
Earnings per
 common share                1.69            1.06*            1.56**            2.61            2.61
Book value at
 year-end                   13.41           12.77            12.41             12.05           10.67
Dividends paid
 per common share             .45             .45              .44               .39             .33
Weighted average
 common shares
 outstanding           75,002,861      78,526,724       81,509,120        83,965,342      85,457,204



--------------------------------------------------------------------------------
* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

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

                                    PERCENT OF NET                YEAR TO YEAR
                                        SALES                   PERCENTAGE CHANGE
-----------------------------------------------------------------------------------
      FISCAL YEARS             1995      1994       1993        1995 VS.   1994 VS.
                                                                1994       1993
-----------------------------------------------------------------------------------
NET SALES                     100.0%     100.0%     100.0%      (3.8)%     (1.9)%
                              -----      -----      -----

 Cost of goods sold            62.0       65.1       65.9       (8.3)      (3.1)
                              -----      -----      -----

GROSS PROFIT                   38.0       34.9       34.1        4.7         .6

 Selling, general and
 administrative expenses       28.8       27.9       25.8        (.7)       6.4
 Restructuring charge          --          1.4       --         --         --
                              -----      -----      -----

OPERATING INCOME                9.2        5.6        8.3       57.5      (33.9)

 Investment and other
 income-net                      .6         .5         .7       20.8      (34.0)
                              -----      -----      -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING

 PRINCIPLE                      9.8        6.1        9.0       54.5      (33.9)
  Provision for income
  taxes                         3.7        2.3        3.3       56.8      (33.9)
                              -----      -----      -----

INCOME BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN

 ACCOUNTING PRINCIPLE           6.1        3.8        5.7       53.2      (33.9)

 Cumulative effect of a
  change in the method of
  accounting for income
  taxes                        --         --           .1       --         --
                              -----      -----      -----

NET INCOME                      6.1%       3.8%       5.8%      53.2%     (34.7)%
                              =====      =====      =====

RESULTS OF OPERATIONS

continued

                  The Company's net sales for 1995 (52 weeks) were $2.08 billion, compared to $2.16 billion in 1994 (53 weeks) and $2.20 billion in 1993 (52 weeks). The 1995 net sales decline of 3.8% reflected a 9% decrease in domestic net sales of Misses and Petite COLLECTION, LIZSPORT and LIZWEAR (collectively, "Sportswear"), to $861 million, and a 32% decrease in domestic net sales of the Moderate Division to $71 million. The Sportswear net sales decrease reflected planned unit volume declines and slightly lower average unit selling prices due to product mix. The Moderate Division's net sales decline reflected a planned unit volume decrease. Also contributing to the net sales result was a decrease in the net sales of accessories (6%, to $175 million), due primarily to lower average unit selling prices, reflecting lower initial selling prices and changes in product mix, and ELISABETH (4%, to $131 million), principally reflecting lower off-price sales volume, offset by increased sales to the Company's new ELISABETH stores. Effective June 30, 1995, the business formerly operated by the Company's Shoe Division was licensed to a third party. The Shoe Division accounted for $39 million of 1995 net sales (six months), compared to $63 million in 1994 (twelve months) (see Note 3 of Notes to Consolidated Financial Statements). These declines were offset in part by a 30% sales increase within the Company's LIZ CLAIBORNE, ELISABETH, DANA BUCHMAN, CLAIBORNE, First Issue and international retail stores and leased departments (collectively, the "Retail Operations"), to $195 million, reflecting higher average numbers of domestic retail stores and European retail leased departments. In late 1994, the Company announced plans to phase out the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of March 1, 1996, the phase out has been completed; First Issue accounted for $53 million of 1995 net sales, compared to $64 million in 1994 (see Note 2 of Notes to Consolidated Financial Statements). Net sales gains were also posted by DANA BUCHMAN (21%, to $136 million), menswear (11%, to $113 million) and LIZ & CO. (11%, to $84 million). The DANA BUCHMAN net sales increase primarily reflected higher unit volume, as well as slightly higher average unit selling prices. The menswear and LIZ & CO. net sales increases were due to higher unit volume. Net sales of the outlet operations increased 11%, to $155 million, principally reflecting the opening of new stores (76 at 1995 year end compared with 70 at 1994 year end). The 1994 net sales decrease reflected a 12% decline in the net sales of Sportswear, to $1 billion, primarily resulting from substantially lower average unit prices due to weakness in demand, the liquidation during the first half of 1994 of significant prior year excess inventory at distressed prices, and changes in product mix. The net sales result also reflected an 18% decline in LIZ & CO. sales, to $76 million, due primarily to lower unit volume. These decreases were partially offset by increases in sales of the Moderate Division (42%, to $112 million), menswear (26%, to $102 million), and DANA BUCHMAN (25%, to $113 million). These increases primarily reflected higher unit volume, although more than half of the menswear increase was due to higher average unit prices as a result of a higher proportion of regular price sales. In addition, sales of the Retail Operations increased 31%, to $150 million, due to the opening of new domestic retail stores (113 at 1994 year end compared with 78 at 1993 year end) as well as the conversion of most of the Company's European business from a wholesale to a leased department operation. First Issue accounted for $64 million of the Retail Operations' 1994 sales, compared to $51 million in 1993. Sales of the Company's outlet stores increased 14%, to $140 million, in 1994, due

RESULTS OF OPERATIONS
continued

to the opening of new stores (70 at 1994 year end compared with 61 at 1993 year end). The 1994 and 1993 results also reflected the delay of certain shipments of 1994 Spring season merchandise into 1994.

                  Gross profit dollars increased $35 million, or 4.7%, in 1995. Gross profit margins were 38.0% in 1995, compared to 34.9% in 1994 and 34.1% in 1993. The margin improvement in 1995 generally reflected lower markdowns resulting from lower excess inventory positions, an increase in average unit selling prices realized on close-out merchandise, and slightly lower average unit costs across substantially all of the wholesale apparel divisions. Significant margin gains were realized by the ELISABETH and LIZ & CO. Divisions, as well as the outlet operations. Although Sportswear margins improved, gross profit dollars declined somewhat, reflecting the lower sales base. Moderate margins remained at depressed levels notwithstanding significant improvement over 1994. Overall margins were favorably impacted by the larger percentage of sales represented by the Retail Operations and the DANA BUCHMAN Division (which are generally higher margin businesses) and the lower percentage of sales represented by the Moderate Division (which is a lower margin business). Margins within the Retail Operations declined slightly from 1994 levels, and DANA BUCHMAN margins improved. Margin improvements were partially offset by margin declines within the menswear and jewelry businesses due to a lower proportion of regular price sales, reflecting weakness in demand. Gross profit dollars increased slightly in 1994, reflecting an improvement in the overall gross profit percentage from the depressed level of 1993, on a slightly lower sales base. Margins were negatively impacted throughout 1994 by the highly promotional retail environment. While Sportswear gross margins showed some improvement, notwithstanding the liquidation during the first half of significant excess prior year inventory, volume declines resulted in lower gross profit dollars. Margin percentages of the Menswear and Dress Divisions improved from depressed 1993 levels, due to a higher proportion of regular price sales. Also contributing to the margin improvement was the higher proportion of the Company's net sales represented by the Retail Operations and the DANA BUCHMAN and Accessories Divisions (which are all generally higher margin businesses). These increases were offset by severely depressed margins within the Moderate Division (which is a lower margin business) due to a very low proportion of regular price sales, and the higher proportion of the Company's sales represented by this Division. In addition, margins declined in the Cosmetics Division, reflecting weak demand and changes in product mix, and in the ELISABETH Division, reflecting a lower proportion of regular price sales due primarily to the liquidation of excess prior year inventory.

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

RESULTS OF OPERATIONS
continued

                  Selling, general and administrative ("SG&A") expenses decreased $4 million (0.7%) in 1995 over 1994, compared with an increase of $36 million (6.4%) in 1994 over 1993. These expenses represented 28.8% of net sales in 1995 compared to 27.9% in 1994 and 25.8% in 1993. The 1995 SG&A results reflect lower expense levels as expense reduction initiatives continue; however, the percentage decrease in the sales of certain divisions slightly outpaced their percentage decreases in expense levels. The 1995 results also reflect increases resulting from the continued expansion of the Company's outlets and Retail Operations ($21.8 million increase in 1995), as well as expansion of the DANA BUCHMAN Division and the expansion of in-store retail shop programs at a number of divisions. These results reflect $6 million of direct expenses related to the Shoe Division in 1995 (six months), compared with $12 million in 1994 (twelve months). The 1994 results reflected the continued expansion of the Retail Operations, which accounted for approximately three-quarters of the dollar increase. Also reflected in the 1994 dollar increase was the expansion of the Moderate and DANA BUCHMAN Divisions and outlet operations, partially offset by an overall expense reduction within the wholesale better-apparel businesses; however, the overall percentage decrease in the sales of these businesses slightly outpaced their percentage decrease in expense levels.

                  Investment and other income-net increased on a year-to-year basis by $2 million in 1995, compared with a year-to-year decrease of $5 million in 1994. The 1995 increase reflected an increase in the Company's investment portfolio of cash equivalents and marketable securities, notwithstanding the ongoing stock repurchase program, as well as slightly higher interest rates. The 1994 decrease was due to lower rates of return realized on the investment portfolio, as well as a decrease in the average portfolio, reflecting in part the stock repurchase program.

                  As a result of the factors described above, the Company's income before provision for income taxes and cumulative effect of a change in accounting principle expressed as a percentage of net sales was 9.8% in 1995, compared to 6.1% in 1994 and 9.0% in 1993. The 1995 results included continuing operating losses within the Retail Operations and the Moderate Division. The 1994 results reflected a $30 million charge which was provided to cover the estimated costs associated with the restructuring of the Retail Operations and Moderate Division, as well as the Company's strategic efforts to streamline operating and administrative functions. This charge included estimated losses on the phase out of the First Issue retail business, contract termination costs, severance and the write-off of certain assets (see Note 2 of Notes to Consolidated Financial Statements). 1994 operating income was also reduced by continuing losses within the Company's Moderate Division, Retail Operations and outlets. The provision for income taxes expressed as a percentage of net sales was 3.7% in 1995, 2.3% in 1994 and 3.3% in 1993, reflecting changes in pre-tax income, and in 1995 an increase in the effective income tax rate.

                  The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes as of the beginning of fiscal year 1993. The cumulative effect on prior years of this accounting change is reflected in the consolidated statements of income as a one-time increase in 1993 net income of $1.6 million, or $.02 per common share (see Note 1 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS
continued

                  The earnings per common share computations reflected a lower number of outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

                  Net income expressed as a percentage of net sales was 6.1% in 1995, compared with 3.8% in 1994 and 5.8% in 1993. The 1995 increase was principally due to higher operating margins and higher investment and other income-net, offset in part by a higher provision for income taxes. The 1994 decrease was primarily due to lower operating margins and lower investment and other income-net, offset in part by a lower provision for income taxes. The 1995 and 1994 year-to-year results also reflected the restructuring charge discussed above, which reduced 1994 after-tax net income by $19 million.

                  The retail environment remains highly promotional, and the tone of business continues to be difficult. The Company continues the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. The Company continues to expect that earnings for the first half of 1996 will show improvement over 1995 levels although any such improvement will be moderated by continuing losses within certain operations. As part of its ongoing strategic review process, the Company continues to evaluate certain business operations.

                  Effective January 1, 1996, the Company lowered the trade discount offered by its Sportswear, Dress, LIZ & CO. and ELISABETH Divisions from the previous 10% level to 8% (the prevailing standard in the industry). The Company is redeploying the additional funds received as a result of this change towards a national advertising campaign, an expanded in-store presentation program and similar brand-enhancing activities, in an effort to stimulate full price sales at retail. As a result of this change, the net sales of the affected divisions will increase by approximately 2% over the results they would have reported without the change in trade discount, with corresponding dollar increases in gross margin and SG&A expenses.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

                  Net cash provided by operating activities was $222 million in 1995, compared to $173 million in 1994 and $120 million in 1993. The year-to-year increase in 1995 primarily reflects higher net income, a larger decrease in accounts receivable ($34 million in 1995 compared to $15 million in 1994), a smaller increase in deferred income tax benefits ($0.4 million in 1995 compared to $15 million in 1994) and a $5 million increase in income taxes payable compared to an $8 million decrease in 1994, offset by a decrease in accrued expenses of $1 million compared to an increase in 1994 (including accruals associated with the restructuring charge) of $59 million. The 1994 increase was due primarily to a decrease in inventory levels in 1994 compared to an increase in 1993 and a larger increase in accrued expenses in 1994 (including accruals associated with the restructuring charge), offset in part by lower net income. Net cash used in investing activities was $134 million in 1995, compared to $131 million in 1994 and net cash provided by investing activities of $1 million in 1993. The year-to-year fluctuations in net cash used in or provided by investing activities is related to the increase or decrease in marketable securities and capital expenditures, as well as the cash proceeds from the sale of certain Shoe Division assets realized in 1995. Net cash used in financing activities was $104 million in 1995, compared to $75 million in 1994 and $148 million in 1993. The

RESULTS OF OPERATIONS
continued

changes in net cash used in financing activities principally reflects amounts expended in the Company's stock repurchase program. As of March 4, 1996, the Company had expended or had commitments to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $499 million of the $550 million authorized under its stock repurchase program, covering an aggregate of 18.9 million shares.

                  The decrease in 1995 year end inventory levels over the prior year end reflected the sale of inventory related to the Company's former Shoe Division and the reduction of ongoing inventory levels within the outlet operations, offset in part by planned earlier receipt of spring merchandise across substantially all of the Company's wholesale apparel divisions and the expansion of in-stock reorder programs in several divisions. The higher inventory levels required by the expanded in-stock reorder programs and, to a lesser degree the expansion of the Retail Operations, had a negative impact on the Company's 1995 inventory turnover rate. The existence of excess inventory (which takes additional time to liquidate) during the first half of 1994 had a negative impact on the Company's 1994 inventory turnover rate and gross profit margin.

                  The Company's anticipated capital expenditures for 1996 currently approximate $45 million. These expenditures consist primarily of certain building and equipment expenses, including expansion of the Company's Alabama distribution facility and the upgrading of management information systems. These expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were decreased by the Company from $282 million at December 31, 1994 to $270 million at December 30, 1995 to reduce excess lines. The Company expects to be able to adjust these lines as required.

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

          Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1996 Proxy Statement").

Item 11.  Executive Compensation.

          Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1996 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

          Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Employment Arrangements" in the Company's 1996 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements.

                                                                  PAGE REFERENCE
                                                                  1995 FORM 10-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

FINANCIAL STATEMENTS
  Consolidated Balance Sheets of December 30, 1995
   and December 31, 1994                                                F-3

  Consolidated Statements of Income for the
   Three Fiscal Years Ended December 30, 1995                           F-4

  Consolidated Statements of Stockholders' Equity
   for the Three Fiscal Years Ended December 30, 1995                   F-5

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended December 30, 1995                           F-6

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

                  3.       Exhibits.

Exhibit
  No.                                        Description
-------                                      -----------

3(a)              -        Restated Certificate of Incorporation of Registrant
                           (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993).

3(b)              -        By-laws of Registrant, as amended (incorporated
                           herein by reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the "1992 Annual
                           Report"]).

4(a)              -        Specimen certificate for Registrant's Common Stock,
                           par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual
                           Report).

4(b)              -        Rights Agreement, dated December 7, 1988, as amended,
                           between Registrant and First Chicago Trust Company of
                           New York, as Rights Agent (successor to The Chase
                           Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d) to Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)           -        Amendment to Rights Agreement, dated March 1990,
                           between Registrant and First Chicago Trust Company of
                           New York, as Rights Agent (successor to The Chase
                           Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)          -        Amendment to Rights Agreement, dated as of January
                           24, 1992, between Registrant and First Chicago Trust
                           Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [the "1991 Annual
                           Report"]).

10(a)             -        Reference is made to Exhibits 4(b) - 4(b)(ii) filed
                           hereunder, which are incorporated herein by this reference.

10(b)+            -        Liz Claiborne, Inc. 1984 Stock Option Plan
                           (incorporated herein by reference from Exhibit 10(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 [the "1983 Annual
                           Report"]).

10(b)(i)+         -         Amendment to the 1984 Stock Option Plan
                           (incorporated herein by reference from Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [the "1988 Annual Report"]).

---------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                        Description
-------                                      -----------

10(c)+            -        Form of Option Agreement under Liz Claiborne, Inc.
                           1984 Stock Option Plan (the "1984 Option Plan")
                           (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+         -        Amended Form of Option Agreement under the 1984
                           Option Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 1992 Annual Report).

10(d)+            -        Liz Claiborne Savings Plan (the "Savings Plan"), as
                           amended and restated (incorporated herein by reference from Exhibit 10(f) to the 1989 Annual
                           Report).

10(d)(i)+         -        Trust Agreement dated as of July 1, 1994, between
                           Liz Claiborne, Inc. and IDS Trust Company
                           (incorporated herein by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)+            -        Amendment Nos. 1 and 2 to the Savings Plan
                           (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(e)(i)+         -        Amendment Nos. 3 and 4 to the Savings Plan
                           (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1993 [the "1993 Annual
                           Report"]).

10(e)(ii)+        -        Amendment No. 5 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(f)+            -        Amended and Restated Liz Claiborne Profit-Sharing
                           Retirement Plan (the "Profit-Sharing Plan")
                           (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)             -        Trust Agreement related to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+         -        Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit
                           10(i)(i) to the 1993 Annual Report).

10(g)(ii)+        -        Amendment No. 3 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 1994).

10(g)(iii)+ -              Amendment No. 4 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 1, 1995).




---------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                        Description
-------                                      -----------

10(h)*            -        Collective Bargaining Agreement, dated June 1, 1994,
                           between New York Skirt and Sportswear Association,
                           Inc. (of which Registrant is a member) and Amalgamated Ladies' Garment Cutters' Union, Local 10,
                           I.L.G.W.U. and Blouse, Skirt, Sportswear, Children's
                           Wear & Allied Workers' Union, Local 23-25, I.L.G.W.U.

10(i)             -        Executive Liability and Indemnification Policy No.
                           81035379F, with Chubb Group of Insurance Companies
                           (the "Insurance Policy") (incorporated herein by reference from Exhibit 10(l) to Registrant's Annual
                           Report on Form 10-K for Fiscal Year ended December
                           31, 1994 [the "1994 Annual Report"].

10(i)(i)*         -        Summary of Extension of the Insurance Policy.

10(j)*            -        Excess Coverage Directors and Officers Liability
                           Insurance Policy No. ZKA9400406, with Lloyds of
                           London (the "Excess Insurance Policy").

10(j)(i)*         -        Summary of Extension of the Excess Insurance Policy.

10(k)+*           -        Description of 1995 Salaried Employee Incentive Bonus
                           Plan.

10(l)             -        Lease, dated as of January 1, 1990 for premises
                           located at 1441 Broadway, New York, New York between
                           Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(m)+*           -        Liz Claiborne, Inc. Amended and Restated Outside
                           Directors' 1991 Stock Ownership Plan.

10(n)+            -        Liz Claiborne, Inc. 1992 Stock Incentive Plan (the
                           "1992 Plan") (incorporated herein by reference from
                           Exhibit 10(p) to the 1991 Annual Report).

10(n)(i)+         -        Amendment No. 1 to the 1992 Plan (incorporated herein
                           by reference from Exhibit 10(p)(i) to the 1993 Annual
                           Report).

10(o)+            -        Form of Option Agreement under the 1992 Plan for
                           premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual
                           Report).

10(p)+            -        Form of Option Agreement under the 1992 Plan
                           (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(q)+            -        Form of Restricted Career Share Agreement under the
                           1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report of
                           Form 10-Q for the period ended September 30, 1995).


---------------------------------------------------------------------
* Filed herewith.

+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                        Description
-------                                      -----------

10(r)+            -        Description of unfunded deferred compensation
                           arrangement for Jerome A. Chazen (incorporated herein by reference from Exhibit 10(s) to the 1992 Annual
                           Report).

10(s)+*           -        Description of Supplemental Life Insurance Plans.

10(t)+            -        Description of unfunded death/disability benefits for
                           certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(u)+            -        Form of the Liz Claiborne Section 162(m) Cash Bonus
                           Plan (incorporated herein by reference from Exhibit
                           10(v) to the 1994 Annual Report).

10(v)+            -        Liz Claiborne Supplemental Executive Retirement Plan
                           (the "SERP") (incorporated by reference from Exhibit
                           10(w) to the 1994 Annual Report).

10(w)+*           -        Description of the Liz Claiborne, Inc. Bonus Deferral
                           Plan.

10(x)+            -        Employment Agreement dated as of May 9, 1994, between
                           Registrant and Paul R. Charron (the "Employment
                           Agreement") (incorporated herein by reference from
                           Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended April 2, 1994).

10(x)(i)+*        -        Amendment to the Employment Agreement, dated as of
                           November 20, 1995, between Registrant and Paul R.
                           Charron.

10(y)             -        Agreement dated as of January 2, 1995, between
                           Registrant and Harvey Falk (incorporated herein by reference from Exhibit 10(y) to the 1994 Annual
                           Report).

21*               -        List of Registrant's Subsidiaries.

23*               -        Consent of Independent Public Accountants.

27*               -        Financial Data Schedule.

29*               -        Undertakings.


(b)      Reports on Form 8-K.

                  Not applicable.

---------------------------------------------------------------------
* Filed herewith.

+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                                 LIZ CLAIBORNE, INC.

                                 By /s/Samuel M. Miller
                                    ----------------------
                                      Samuel M. Miller,
                                      Senior Vice President-Finance/
                                      Principal Financial and Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 1996.

    Signature                                   Title
    ---------                                   -----

/s/Paul R. Charron                Chief Executive Officer, Principal Executive
------------------------
   Paul R. Charron                Officer, President and Director

/s/Jerome A. Chazen
------------------------
   Jerome A. Chazen               Chairman of the Board and Director

/s/Lee Abraham
------------------------
   Lee Abraham                    Director

------------------------
   Eileen H. Bedell               Director

/s/Ann M. Fudge
------------------------
   Ann M. Fudge                   Director

/s/J. James Gordon
------------------------
   J. James Gordon                Director

/s/Sherwin Kamin
------------------------
   Sherwin Kamin                  Director

/s/Kay Koplovitz
------------------------
   Kay Koplovitz                  Director

/s/Louis Lowenstein
------------------------
   Louis Lowenstein               Director

/s/Paul E. Tierney, Jr.
------------------------
   Paul E. Tierney, Jr.           Director

                                                                           INDEX

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Page
                                                                        Number
                                                                        ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  December 30, 1995 and December 31, 1994                                F-3

 Consolidated Statements of Income for the
  Three Fiscal Years Ended December 30, 1995                             F-4

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended December 30, 1995                     F-5

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended December 30, 1995                     F-6

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective December 27, 1992, the Company changed its method of accounting for income taxes.

/s/ Arthur Andersen
New York, New York
February 19, 1996

CONSOLIDATED BALANCE SHEETS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA                  DECEMBER 30, 1995     DECEMBER 31, 1994
                                                            -----------------     -----------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                     $    54,722           $    71,419
    Marketable securities                                             383,128               258,932
    Accounts receivable - trade                                       126,053               159,766
    Inventories                                                       393,363               423,003
    Deferred income tax benefits                                       30,235                32,547
    Other current assets                                               77,710                76,864
                                                                  -----------           -----------
         Total current assets                                       1,065,211             1,022,531
                                                                  -----------           -----------

 PROPERTY AND EQUIPMENT - NET                                         239,467               236,560
 OTHER ASSETS                                                          24,565                30,571
                                                                  -----------           -----------
                                                                  $ 1,329,243           $ 1,289,662
                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                              $   138,800           $   138,581
    Accrued expenses                                                  155,449               156,924
    Income taxes payable                                               12,648                 7,894
                                                                  -----------           -----------
        Total current liabilities                                     306,897               303,399
                                                                  -----------           -----------

 LONG-TERM DEBT                                                         1,115                 1,227
 DEFERRED INCOME TAXES                                                  7,722                 2,052
 COMMITMENTS AND CONTINGENCIES
 PUT WARRANTS                                                          25,283                  --
 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized shares-
       50,000,000, issued shares-none                                    --                    --
     Common stock, $1 par value, authorized shares -
       250,000,000, issued shares - 88,218,617                         88,219                88,219
     Capital in excess of par value                                    35,075                56,714
     Retained earnings                                              1,255,325             1,164,850
     Cumulative translation adjustment                                 (1,256)               (1,637)
                                                                  -----------           -----------
                                                                    1,377,363             1,308,146
     Common stock in treasury, at cost - 14,526,922
       shares in 1995 and 11,214,688 shares in 1994                  (389,137)             (325,162)
                                                                  -----------           -----------

          Total stockholders' equity                                  988,226               982,984
                                                                  -----------           -----------
                                                                  $ 1,329,243           $ 1,289,662
                                                                  ===========           ===========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

LIZ CLAIBORNE, INC. AND SUBSIDIARIES                                               FISCAL YEARS ENDED
                                                                  ----------------------------------------------------
                                                                    (52 WEEKS)          (53 WEEKS)          (52 WEEKS)
ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER COMMON SHARE DATA      DECEMBER 30,        DECEMBER 31,        DECEMBER 25,
                                                                          1995                1994                1993
                                                                  ------------        ------------        ------------
NET SALES                                                           $2,081,630          $2,162,901          $2,204,297
  Cost of goods sold                                                 1,290,929           1,407,694           1,453,381
                                                                    ----------          ----------          ----------
GROSS PROFIT                                                           790,701             755,207             750,916
  Selling, general and administrative expenses                         600,471             604,421             568,286
  Restructuring charge                                                    --                30,000                --
                                                                    ----------          ----------          ----------
OPERATING INCOME                                                       190,230             120,786             182,630
  Investment and other income - net                                     12,884              10,663              16,151
                                                                    ----------          ----------          ----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           203,114             131,449             198,781
  Provision for income taxes                                            76,200              48,600              73,500
                                                                    ----------          ----------          ----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                 126,914              82,849             125,281
  Cumulative effect of a change in the method
   of accounting for income taxes                                         --                  --                 1,643
                                                                    ----------          ----------          ----------
NET INCOME                                                          $  126,914          $   82,849          $  126,924
                                                                    ==========          ==========          ==========

EARNINGS PER COMMON SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                    $     1.69          $     1.06          $     1.54
  Cumulative effect of a change in the method
   of accounting for income taxes                                         --                  --                   .02
                                                                    ----------          ----------          ----------

NET INCOME PER COMMON SHARE                                         $     1.69          $     1.06          $     1.56
                                                                    ==========          ==========          ==========

DIVIDENDS PAID PER COMMON SHARE                                     $      .45          $      .45          $      .44
                                                                    ==========          ==========          ==========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                   Common Stock       Capital in                Cumulative     Common
                                              --------------------
                                              Number of               Excess of     Retained    Translation   Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                Shares      Amount     Par Value     Earnings    Adjustment    Treasury     Total
                                              ----------   -------    ----------  -----------    -------     ---------    ---------

BALANCE, DECEMBER 26, 1992                    88,218,617   $88,219     $55,528    $ 1,034,280    $(1,410)    $(178,842)   $ 997,775
      Net income                                    --        --          --          126,924       --            --        126,924
      Exercise of stock options and
         related tax benefits                       --        --         1,171         (2,134)      --           6,687        5,724
      Cash dividends paid                           --        --          --          (35,657)      --            --        (35,657)
      Translation adjustment                        --        --          --             --          131          --            131
      Purchase of 4,179,800 shares
         of common stock                            --        --          --             --         --        (116,606)    (116,606)
                                              ----------   -------     -------    -----------    -------     ---------    ---------

BALANCE, DECEMBER 25, 1993                    88,218,617    88,219      56,699      1,123,413     (1,279)     (288,761)     978,291
      Effect of a change in accounting
         for available-for-sale securities,
         net of tax                                 --        --          --            2,848       --            --          2,848
      Net income                                    --        --          --           82,849       --            --         82,849
      Exercise of stock options and
         related tax benefits                       --        --            15           (134)      --             431          312
      Cash dividends paid                           --        --          --          (35,304)      --            --        (35,304)
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                     --        --          --           (6,787)      --            --         (6,787)
      Translation adjustment                        --        --          --             --         (358)         --           (358)
      Purchase of 1,960,300 shares of
         common stock                               --        --          --             --         --         (39,591)     (39,591)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                            --        --          --           (2,035)      --           2,759          724
                                              ----------   -------     -------    -----------    -------     ---------    ---------

BALANCE, DECEMBER 31, 1994                    88,218,617   $88,219     $56,714    $ 1,164,850    $(1,637)    $(325,162)   $ 982,984
      Net income                                    --        --          --          126,914       --            --        126,914
      Exercise of stock options and
         related tax benefits                       --        --           27            (132)      --             659          554
      Cash dividends paid                           --        --          --          (33,627)      --            --        (33,627)
      Proceeds from sale of put warrants            --        --        3,617            --         --            --          3,617
      Reclassification of put warrant
         obligations                                --        --      (25,283)           --         --            --        (25,283)
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                     --        --          --            4,549       --            --          4,549
      Translation adjustment                        --        --          --             --          381          --            381
      Purchase of 3,749,900 shares of
         common stock                               --        --          --             --         --         (74,800)     (74,800)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                            --        --          --           (7,229)      --          10,166        2,937
                                              ----------   -------   --------     -----------    -------     ---------    ---------

BALANCE, DECEMBER 30, 1995                    88,218,617   $88,219   $ 35,075     $ 1,255,325    $(1,256)    $(389,137)   $ 988,226
                                              ==========   =======   ========     ===========    =======     =========    =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                             FISCAL YEARS ENDED
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                                                                    ------------------------------------------------
                                                                      (52 WEEKS)        (53 WEEKS)        (52 WEEKS)
                                                                    DECEMBER 30,      DECEMBER 31,      DECEMBER 25,
ALL DOLLAR AMOUNTS IN THOUSANDS                                             1995              1994              1993
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                          $ 126,914         $  82,849         $ 126,924
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                       39,043            35,039            32,278
      Other-net                                                            7,524               513            (5,231)
      Change in current assets and liabilities:
         Decrease in accounts receivable - trade                          33,713            14,669            25,748
         Decrease (increase) in inventories                               12,362            13,590           (50,714)
        (Increase) in deferred income tax benefits                          (416)          (15,169)           (1,403)
        (Increase) in other current assets                                  (846)           (7,809)          (13,671)
         Increase (decrease) in accounts payable                             219            (2,545)            2,388
        (Decrease) increase in accrued expenses                           (1,475)           59,159            10,435
         Increase (decrease) in income taxes payable                       4,754            (7,653)           (6,562)
                                                                       ---------         ---------         ---------
            Net cash provided by operating activities                    221,792           172,643           120,192
                                                                       ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                                 (344,626)         (181,739)         (375,748)
    Disposals of investment instruments                                  227,119           121,713           466,069
    Purchases of property and equipment                                  (34,357)          (70,594)          (91,407)
    Purchase of trademarks                                                (2,595)           (3,193)           (1,817)
    Proceeds from sale of certain assets                                  17,872              --                --
    Other-net                                                              2,102             2,935             4,336
                                                                       ---------         ---------         ---------
            Net cash (used in) provided by investing activities         (134,485)         (130,878)            1,433
                                                                       ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                             (112)             (107)             (100)
    Proceeds from exercise of common stock options                           537               297             4,553
    Dividends paid                                                       (33,627)          (35,304)          (35,657)
    Purchase of common stock, net of put warrant premiums                (71,183)          (39,591)         (116,606)
                                                                       ---------         ---------         ---------
            Net cash used in financing activities                       (104,385)          (74,705)         (147,810)
                                                                       ---------         ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      381              (361)              184
                                                                       ---------         ---------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (16,697)          (33,301)          (26,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            71,419           104,720           130,721
                                                                       ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  54,722         $  71,419         $ 104,720
                                                                       =========         =========         =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company is primarily engaged in the design and marketing of a broad range of apparel, as well as accessories and fragrances. The principal market for the products is the United States.

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

MARKETABLE SECURITIES

Investments are stated at market in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company at the beginning of the 1994 fiscal year. Gains and losses on investment transactions are recognized in income based on settlement dates. Unrealized gains and losses are included in retained earnings until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market.

PROPERTY AND EQUIPMENT - NET

Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity. Gains and losses on translation of intercompany transactions with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FOREIGN EXCHANGE CONTRACTS

The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods up to 12 months and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. Transaction gains and losses included in income were not significant in fiscal 1995, 1994 and 1993. As of December 30, 1995, the Company had contracts maturing through December 1996 to purchase at contracted forward rates 42,427,000 Japanese yen and to sell 37,000,000 Canadian dollars and 4,600,000 British pounds sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $35,000,000 at year end 1995, as compared with approximately $50,000,000 at year end 1994. Unrealized gains and losses for outstanding foreign exchange contracts were not material at December 30, 1995 and December 31, 1994.

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

FISCAL YEAR

In 1994, the Company changed its fiscal year to the Saturday closest to December 31 from the last Saturday in December. This change had no effect on the 1995 or 1994 year end date. The 1994 fiscal year reflects a 53-week period, while the 1995 and 1993 fiscal years each reflect a 52-week period.

NOTE 2

RESTRUCTURING CHARGE

In December 1994, the Company recorded a $30.0 million restructuring charge. The amount included $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and the write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring charge as of December 30, 1995 was $13.3 million. Of the $16.7 million expended for restructuring costs, $7.1 million was related to severance costs, $5.5 million to losses on contracts and write-off of certain assets and $4.1 million to other miscellaneous costs. The majority of the remaining liabilities should be paid or settled during 1996. First Issue accounted for $53.3 million of fiscal 1995 net sales, as compared with $63.9 million in 1994, and incurred operating losses of $8.9 million in fiscal 1995, as compared with $17.3 million in 1994. The 26 First Issue locations remaining at December 30, 1995 will be converted to other Company-operated retail formats or closed during the first quarter of 1996.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 3

LICENSE AGREEMENT

Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. The Shoe Division had net sales of $38.9 million in the first half of fiscal 1995 and $62.7 million in fiscal 1994. The operating results of the shoe business for each period were not material to the Company's overall operating results.

NOTE 4

MARKETABLE SECURITIES

The Company adopted the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of December 26, 1993 of adopting SFAS No. 115 was an increase in the opening balance of stockholders' equity of $2,848,000 (net of $1,673,000 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale, which were previously carried at amortized cost. This increase in stockholders' equity was included in retained earnings.

The following are summaries of available-for-sale marketable securities and maturities:

                                                               DECEMBER 30, 1995
                                            -----------------------------------------------------------
                                                                Gross Unrealized             Estimated
                                                             -----------------------
(DOLLARS IN THOUSANDS)                        Cost           Gains            Losses         Fair Value
----------------------                        ----           -----            ------         ----------
Tax exempt notes and bonds .........        $409,763        $ 1,285         $     (86)        $410,962
U.S. & foreign government securities          12,124            187              (129)          12,182
Collateralized mortgage obligations            7,118           --                (231)           6,887
                                            --------        -------         ---------         --------
                                             429,005          1,472              (446)         430,031
Equity securities ..................           1,721           --                --              1,721
                                            --------        -------         ---------         --------
                                            $430,726        $ 1,472         $    (446)        $431,752
                                            ========        =======         =========         ========


                                                                DECEMBER 31, 1994
                                            -----------------------------------------------------------
                                                                 Gross Unrealized            Estimated
                                                             -----------------------
(DOLLARS IN THOUSANDS)                        Cost           Gains            Losses         Fair Value
----------------------                        ----           -----            ------         ----------
Tax exempt notes and bonds .........        $309,126        $    83         $  (3,060)        $306,149
U.S. & foreign government securities          11,323           --                (905)          10,418
Collateralized mortgage obligations            8,569              3            (1,785)           6,787
                                            --------        -------         ---------         --------
                                             329,018             86            (5,750)         323,354
Equity securities ..................           2,528           --                (588)           1,940
                                            --------        -------         ---------         --------
                                            $331,546        $    86         $  (6,338)        $325,294
                                            ========        =======         =========         ========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                               DECEMBER 30, 1995
                                                          -------------------------
                                                                         Estimated
(DOLLARS IN THOUSANDS)                                      Cost         Fair Value
----------------------                                      ----         ----------
Due in one year or less ..........................        $128,827        $128,823
Due after one year through three years ...........         244,245         245,206
Due after three years ............................          55,933          56,002
                                                          --------        --------
                                                           429,005         430,031
Equity securities ................................           1,721           1,721
                                                          --------        --------
                                                          $430,726        $431,752
                                                          ========        ========



These investments include $46,903,000 in 1995 and $64,422,000 in 1994 of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

For the fiscal years 1995 and 1994, gross realized gains of available-for-sale securities totaled $956,000 and $674,000, respectively, and gross realized losses totaled $1,167,000 and $412,000, respectively. The adjustment to unrealized gains and losses on available-for-sale securities which was included in retained earnings was a credit of $4,549,000 (net of $2,729,000 in deferred income taxes) and a charge of $6,787,000 (net of $3,986,000 in deferred income taxes) in fiscal 1995 and 1994, respectively.

NOTE 5
INVENTORIES

Inventories are summarized as follows:

                                             DECEMBER 30,           DECEMBER 31,
(DOLLARS IN THOUSANDS)                               1995                   1994
--------------------------------------------------------------------------------
Raw materials ....................               $ 41,972               $ 55,724
Work in process ..................                 17,018                 21,527
Finished goods ...................                334,373                345,752
                                                 --------               --------
                                                 $393,363               $423,003
                                                 ========               ========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 6
PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                     DECEMBER 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                      1995              1994
----------------------------------------------------------------------------------
Land and buildings ...........................          $124,195          $123,746
Machinery and equipment ......................           137,847           117,686
Furniture and fixtures .......................            52,848            50,518
Leasehold improvements .......................           127,422           117,104
                                                        --------          --------
                                                         442,312           409,054
Less-accumulated depreciation and amortization           202,845           172,494
                                                        --------          --------
                                                        $239,467          $236,560
                                                        ========          ========

The Company's land and building located in Mount Pocono, Pennsylvania is pledged as collateral against long-term debt of $1,115,000.

NOTE 7

INCOME TAXES

The provisions for income taxes are as follows:      FISCAL YEARS ENDED

                              (52 WEEKS)        (53 WEEKS)         (52 WEEKS)
                            DECEMBER 30,      DECEMBER 31,       DECEMBER 25,
(DOLLARS IN THOUSANDS)             1995              1994               1993
-----------------------------------------------------------------------------
Current:
     Federal ...........        $57,617          $ 48,117           $ 63,273
     Foreign ...........          3,003             1,962              4,139
     State and local ...          9,300             8,950             12,250
                                -------          --------           --------
                                 69,920            59,029             79,662
Deferred - net .........          6,280           (10,429)            (6,162)
                                -------          --------           --------
                                $76,200          $ 48,600           $ 73,500
                                =======          ========           ========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions have not been reduced by $27,000 in 1995, $15,000 in 1994 and $1,171,000 in 1993, of tax benefits arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                        FISCAL YEARS ENDED
                                                          --------------------------------------------
                                                            (52 WEEKS)      (53 WEEKS)      (52 WEEKS)
                                                          DECEMBER 30,    DECEMBER 31,    DECEMBER 25,
                                                                 1995            1994            1993
------------------------------------------------------------------------------------------------------
Federal tax provision at statutory rate ...............          35.0%           35.0%           35.0%
State and local income taxes, net of federal benefit ..           3.0             4.4             4.0
Tax-exempt interest income ............................          (3.2)           (2.3)           (1.5)
Other-net .............................................           2.7            (0.1)           (0.5)
                                                                 ----            ----            ----
                                                                 37.5%           37.0%           37.0%
                                                                 ====            ====            ====

The components of net deferred taxes arising from temporary differences as of December 30, 1995 and December 31, 1994 are as follows:

(DOLLARS IN THOUSANDS)                                             DECEMBER 30, 1995                       DECEMBER 31, 1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                 DEFERRED            DEFERRED          DEFERRED         DEFERRED
                                                                TAX ASSET       TAX LIABILITY         TAX ASSET    TAX LIABILITY
                                                                ---------       -------------         ---------    -------------
Inventory valuation ...................................          $ 14,235           $   --             $14,515          $   --
Unremitted earnings from foreign subsidiaries .........              --               13,481              --              12,906
Restructuring liability ...............................             4,988               --               9,857              --
Accounts receivable valuation .........................             5,486               --               4,485              --
Unrealized investment (gains)/losses ..................              (384)              --               2,313              --
Depreciation ..........................................              --               (7,430)             --              (6,749)
Other-net .............................................             5,910             (1,671)            1,377            (4,105)
                                                                 --------           --------           -------          --------
                                                                 $ 30,235           $  7,722           $32,547          $  2,052
                                                                 ========           ========           =======          ========


Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 8
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space, computers and other equipment under various noncancellable operating lease agreements which expire through December 2013. Rental expense for 1995, 1994 and 1993 was approximately $74,902,000, $67,208,000 and $56,664,000, respectively.

At December 30, 1995, the minimum aggregate rental commitments are as follows:

                                                          (DOLLARS IN THOUSANDS)
FISCAL YEAR                                                     OPERATING LEASES
1996 ............................................                       $ 52,357
1997 ............................................                         48,357
1998 ............................................                         45,855
1999 ............................................                       $ 44,607
2000 ............................................                         42,885
Thereafter ......................................                        144,611

Certain rental commitments have renewal options extending through the year 2029. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of outlet and retail leases, the gross sales of the individual stores above base levels.

At December 30, 1995, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $565,681,000.

In 1995, in connection with its stock repurchase program, the Company sold put warrants on 2.0 million shares of common stock in privately negotiated transactions based on the then-current market price of the common stock. The warrants give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. As of December 30, 1995, warrants on 1.0 million shares of common stock had expired unexercised and warrants on an additional 1.0 million shares remained outstanding, which, if exercised, will require the Company to purchase up to 1.0 million shares of its common stock at various dates in 1996. The proceeds of $3.6 million from the sale of put warrants have been recorded in capital in excess of par value. The Company's potential $25.3 million obligation to buy back 1.0 million shares of common stock has been charged to capital in excess of par value and is reflected as put warrants on the consolidated balance sheets as of December 30, 1995.

In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria. In recent years, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter
11. In 1995, three corporate groups of department store customers accounted for 18%, 17% and 11%, respectively, of net sales. In 1994, two corporate groups of department store customers accounted for 17% and 11%, respectively, of net sales. In 1993, two corporate groups of department store customers accounted for 18% and 11%, respectively, of net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 30, 1995.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 9
LINES OF CREDIT

As of December 30, 1995, the Company had bank lines of credit aggregating $270,000,000 which were available to cover letters of credit issued by the banks and direct borrowings. The Company has not used these facilities for direct borrowings.

At December 30, 1995 and December 31, 1994, the Company had outstanding letters of credit of $210,145,000 and $204,113,000, respectively.

NOTE 10

STOCK PLANS

In February 1984 and March 1992, the Company adopted plans under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans' administrative committee. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon merger of the Company or the happening of certain other events. Options and rights may not be transferred during the lifetime of a holder.

Awards under the 1992 plan may also be made in the form of stock appreciation rights, incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. To date, no stock appreciation rights, incentive stock options, dividend equivalent rights, unrestricted stock or performance shares have been granted under the plan. Exercise prices for awards under the plans are determined by the committee; to date, all stock options have been granted at an exercise price not less than the fair market value of the underlying shares on the date of grant.

The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At December 30, 1995, there were available for future grant 1,632,892 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 plan has expired; awards made thereunder prior to its termination remain in effect in accordance with their terms.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Changes in common shares under option for the three fiscal years in the period ended December 30, 1995 are summarized as follows:

                                         1995                               1994                                 1993
                             -----------------------------     ------------------------------        -----------------------------
                                              PRICE RANGE                        PRICE RANGE                          PRICE RANGE
                               SHARES          PER SHARE          SHARES          PER SHARE            SHARES          PER SHARE
----------------------------------------------------------------------------------------------------------------------------------
Beginning of year.......     2,450,421       $15.75-$58.50      3,728,249       $19.00-$58.50        3,698,417       $15.13-$58.50
Granted...................   1,085,875        15.00- 28.63        123,000        15.75- 25.63        1,125,575        19.00- 42.38
Exercised.................     (30,502)       19.00- 29.25        (13,496)       21.00- 22.00         (244,196)       15.13- 40.00
Cancelled.................    (923,924)       17.13- 58.50     (1,387,332)       20.13- 58.50         (851,547)       15.50- 58.50
                             ---------       -------------     ----------       -------------        ---------       -------------

End of year..............    2,581,870       $15.00-$58.50      2,450,421       $15.75-$58.50         3,728,249      $19.00-$58.50
                             =========       =============      ==========      =============         =========      =============

Exercisable at
  end of year.............     829,253       $15.75-$49.50      1,019,674       $19.00-$49.50           892,529      $22.00-$49.50
                             =========       =============      =========       =============         =========      =============


In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This Statement is effective beginning in 1996. Adoption of SFAS No. 123 will require the Company to disclose additional information relating to the stock option plans and the Company's pro forma net income and earnings per share, as if the options granted were expensed at their fair value at the time of grant.

On January 11, 1996, 660,750 nonqualified options to acquire shares of common stock were granted to officers and other key employees with an exercise price of $26.88.

In June 1995, the committee granted 416,000 shares of common stock to a group of key executives in connection with a "Career Share Program" under the 1992 Plan. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on December 20, 2004. The expiration of the restrictions may be accelerated if the total return of the common stock exceeds that of a predetermined group of competitors or upon the happening of certain other events. The unearned compensation related to this restricted stock grant as of December 30, 1995 was $5,373,000 and is included in retained earnings on the consolidated balance sheets. The unearned compensation amount is currently being amortized over a period of three years in anticipation of the accelerated expiration of the restrictions.

In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001, at the rate of 10,000 shares of common stock per year through the year 2000 and 15,000 shares in the year 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the happening of certain other events. The unearned compensation related to this restricted stock grant as of December 30, 1995 was $1,560,000 and is included in retained earnings on the consolidated balance sheets.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At December 30, 1995, 50,000 of these options remained outstanding; they will become exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

In November 1991, the Company adopted an outside directors' stock ownership plan under which non-employee directors automatically receive, as part of their annual retainer, shares of common stock with a value of $10,000 on each January
1. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1995, 4,116 shares of common stock were issued under this plan. Not more than one twentieth of one percent (0.05%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2002.

NOTE 11
PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED COMPENSATION PLANS

The Company adopted a noncontributory, defined contribution profit-sharing retirement plan in January 1983. The plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1995, 1994 and 1993 plan contribution expenses, which are included in selling, general and administrative expenses, were $5,572,000, $6,166,000 and $5,646,000, respectively.

The Company adopted a 401(k) savings plan effective January 1985. The plan covers all eligible US employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of their salary on a before-tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution is on the same basis as the profit sharing retirement plan. The Company's 1995, 1994 and 1993 plan contribution expenses, which are included in selling, general and administrative expenses, were $2,044,000, $2,082,000 and $2,015,000, respectively.

The Company has established an unfunded deferred compensation arrangement for a senior executive which accrues for four years at the rate of $375,000 per year commencing on January 1, 1993. The accrued amount, plus interest, will be payable upon retirement.

In 1993, the Company adopted a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans. Supplemental benefits vest on the same schedule applicable under the tax-qualified plans. The supplemental plan is not funded. The plan as amended also allows participants to contribute up to 100% of their annual bonus and up to 15% of their salary. Eligible executives employed on August 5, 1993 were credited with a retroactive supplemental plan benefit for the prior years in which the legal limitations had affected their tax-qualified plan benefits. The Company's plan expenses, which are included in selling, general and administrative expenses, were $405,000, $362,000 and $773,000 in 1995, 1994 and
1993, respectively.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

NOTE 13

CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 1995, 1994 and 1993, the Company made income tax payments of $65,590,000, $72,415,000 and $84,689,000, respectively. Non-cash investing activities which are not included in the cash flow statements for 1995 and 1994 include a direct financing lease receivable with a disposition of property and equipment of $1,120,000 and $1,177,000, respectively, and in 1995, a reversal of the remaining direct financing lease receivable and acquisition of property and equipment of $9,738,000.

NOTE 14
ACCRUED EXPENSES

Accrued expenses at December 30, 1995 and December 31, 1994 consisted of the following:

                                                    DECEMBER 30,      DECEMBER 31,
         (DOLLARS IN THOUSANDS)                            1995              1994
         ------------------------------------------------------------------------
         Payroll and bonuses ................          $ 40,070          $ 27,103
         Taxes, other than taxes on income ..             8,072             8,190
         Employee benefits ..................            19,153            17,232
         Advertising ........................            15,461            15,807
         Restructuring reserve ..............            13,316            28,163
         Common stock in transit ............              --              11,083
         Other ..............................            59,377            49,346
                                                       --------          --------

                                                       $155,449          $156,924
                                                       ========          ========

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1995 and 1994 is set forth in the table below:

                                           March                    June                  September               December
                                    --------------------    --------------------    --------------------    ---------------------
All dollar amounts in thousands
except per common share data          1995        1994        1995        1994         1995       1994        1995         1994

---------------------------------------------------------------------------------------------------------------------------------
Net sales                           $527,076    $541,368    $474,849    $490,043    $582,572    $616,788    $497,133    $ 514,702

Gross profit                         192,067     187,620     176,698     168,910     228,315     226,408     193,621      172,269

Net income (loss)                     28,085      27,437      17,022      15,895      48,165      42,887      33,642       (3,370)*

Earnings (loss) per common share    $    .37    $    .35    $    .23    $    .20    $    .64    $    .55    $    .45    $    (.04)*

Dividends paid per common share     $    .11    $    .11    $    .11    $    .11    $    .11    $    .11    $    .11    $     .11
---------------------------------------------------------------------------------------------------------------------------------


* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

                                INDEX TO EXHIBITS

Exhibit
  No.                                 Description
-------                               -----------

3(a)             -       Restated Certificate of Incorporation of Registrant
                         (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993).

3(b)             -       By-laws of Registrant, as amended (incorporated herein
                         by reference from Exhibit 3(b) to the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 26, 1992 [the "1992 Annual Report"]).

4(a)             -       Specimen certificate for Registrant's Common Stock, par
                         value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)             -       Rights Agreement, dated December 7, 1988, as amended,
                         between Registrant and First Chicago Trust Company of
                         New York, as Rights Agent (successor to The Chase
                         Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d) to Registrant's Report on Form 8-A dated January 29, 1991).

4(b)(i)          -       Amendment to Rights Agreement, dated March 1990,
                         between Registrant and First Chicago Trust Company of
                         New York, as Rights Agent (successor to The Chase
                         Manhattan Bank, N.A.) (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual Report on
                         Form 10-K for the fiscal year ended December 30, 1989
                         [the "1989 Annual Report"]).

4(b)(ii)         -       Amendment to Rights Agreement, dated as of January 24,
                         1992, between Registrant and First Chicago Trust
                         Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [the "1991 Annual
                         Report"]).

10(a)            -       Reference is made to Exhibits 4(b) - 4(b)(ii) filed
                         hereunder, which are incorporated herein by this reference.

10(b)+           -       Liz Claiborne, Inc. 1984 Stock Option Plan
                         (incorporated herein by reference from Exhibit 10(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 [the "1983 Annual
                         Report"]).

10(b)(i)+        -       Amendment to the 1984 Stock Option Plan (incorporated
                         herein by reference from Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 [the "1988 Annual
                         Report"]).

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                 Description
-------                               -----------

10(c)+           -       Form of Option Agreement under Liz Claiborne, Inc. 1984
                         Stock Option Plan (the "1984 Option Plan")
                         (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+        -       Amended Form of Option Agreement under the 1984 Option
                         Plan (incorporated herein by reference from Exhibit
                         10(e)(i) to the 1992 Annual Report).

10(d)+           -       Liz Claiborne Savings Plan (the "Savings Plan"), as
                         amended and restated (incorporated herein by reference from Exhibit 10(f) to the 1989 Annual Report).

10(d)(i)+        -       Trust Agreement dated as of July 1, 1994, between Liz
                         Claiborne, Inc. and IDS Trust Company (incorporated herein by reference from Exhibit 10(b) to Registrant's
                         Quarterly Report on Form 10-Q for the period ended July
                         2, 1994).

10(e)+           -       Amendment Nos. 1 and 2 to the Savings Plan
                         (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(e)(i)+        -       Amendment Nos. 3 and 4 to the Savings Plan
                         (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1993 [the "1993 Annual
                         Report"]).

10(e)(ii)+       -       Amendment No. 5 to the Savings Plan (incorporated
                         herein by reference from Exhibit 10(a) to Registrant's
                         Quarterly Report on Form 10-Q for the period ended July
                         2, 1994).

10(f)+           -       Amended and Restated Liz Claiborne Profit-Sharing
                         Retirement Plan (the "Profit-Sharing Plan")
                         (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)            -       Trust Agreement related to the Profit-Sharing Plan
                         (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+        -       Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                         (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(g)(ii)+       -       Amendment No. 3 to the Profit-Sharing Plan
                         (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 1994).

10(g)(iii)+      -       Amendment No. 4 to the Profit-Sharing Plan
                         (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 1, 1995).

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                 Description
-------                               -----------
10(h)*           -       Collective Bargaining Agreement, dated June 1, 1994,
                         between New York Skirt and Sportswear Association, Inc.
                         (of which Registrant is a member) and Amalgamated
                         Ladies' Garment Cutters' Union, Local 10, I.L.G.W.U.
                         and Blouse, Skirt, Sportswear, Children's Wear & Allied
                         Workers' Union, Local 23-25, I.L.G.W.U.

10(i)            -       Executive Liability and Indemnification Policy No.
                         81035379F, with Chubb Group of Insurance Companies (the
                         "Insurance Policy") (incorporated herein by reference from Exhibit 10(l) to Registrant's Annual Report on
                         Form 10-K for Fiscal Year ended December 31, 1994 [the
                         "1994 Annual Report"].

10(i)(i)*        -       Summary of Extension of the Insurance Policy.

10(j)*           -       Excess Coverage Directors and Officers Liability
                         Insurance Policy No. ZKA9400406, with Lloyds of London
                         (the "Excess Insurance Policy").

10(j)(i)*        -       Summary of Extension of the Excess Insurance Policy.

10(k)+*          -       Description of 1995 Salaried Employee Incentive Bonus
                         Plan.

10(l)            -       Lease, dated as of January 1, 1990 for premises located
                         at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended December
                         29, 1990).

10(m)+*          -       Liz Claiborne, Inc. Amended and Restated Outside
                         Directors' 1991 Stock Ownership Plan.

10(n)+           -       Liz Claiborne, Inc. 1992 Stock Incentive Plan (the
                         "1992 Plan") (incorporated herein by reference from
                         Exhibit 10(p) to the 1991 Annual Report).

10(n)(i)+        -       Amendment No. 1 to the 1992 Plan (incorporated herein
                         by reference from Exhibit 10(p)(i) to the 1993 Annual
                         Report).

10(o)+           -       Form of Option Agreement under the 1992 Plan for
                         premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual
                         Report).

10(p)+           -       Form of Option Agreement under the 1992 Plan
                         (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(q)+           -       Form of Restricted Career Share Agreement under the
                         1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report of Form
                         10-Q for the period ended September 30, 1995).


--------------------------------------------------------------------------------
* Filed herewith.

+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).

Exhibit
  No.                                 Description
-------                               -----------

10(r)+           -       Description of unfunded deferred compensation
                         arrangement for Jerome A. Chazen (incorporated herein by reference from Exhibit 10(s) to the 1992 Annual
                         Report).

10(s)+*          -       Description of Supplemental Life Insurance Plans.

10(t)+           -       Description of unfunded death/disability benefits for
                         certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(u)+           -       Form of the Liz Claiborne Section 162(m) Cash Bonus
                         Plan (incorporated herein by reference from Exhibit
                         10(v) to the 1994 Annual Report).

10(v)+           -       Liz Claiborne Supplemental Executive Retirement Plan
                         (the "SERP") (incorporated by reference from Exhibit
                         10(w) to the 1994 Annual Report).

10(w)+*          -       Description of the Liz Claiborne, Inc. Bonus Deferral
                         Plan.

10(x)+           -       Employment Agreement dated as of May 9, 1994, between
                         Registrant and Paul R. Charron (the "Employment
                         Agreement") (incorporated herein by reference from
                         Exhibit 10(a) to Registrant's Quarterly Report on Form
                         10-Q for the period ended April 2, 1994).

10(x)(i)+*       -       Amendment to the Employment Agreement, dated as of
                         November 20, 1995, between Registrant and Paul R.
                         Charron.

10(y)            -       Agreement dated as of January 2, 1995, between
                         Registrant and Harvey Falk (incorporated herein by reference from Exhibit 10(y) to the 1994 Annual
                         Report).

21*              -       List of Registrant's Subsidiaries.

23*              -       Consent of Independent Public Accountants.

27*              -       Financial Data Schedule.

29*              -       Undertakings.


(b)      Reports on Form 8-K.

         Not applicable.

--------------------------------------------------------------------------------
* Filed herewith.

+ Compensation plan or arrangement required to be noted as provided in Item
  14(a)(3).