Form 10-Q
period 1996-03-30
CLAIBORNE LIZ INC
filed 1996-05-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period enMarch 30, 1996
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...................to...................

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 10, 1996 was 73,097,550.

                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of March 30, 1996 and
                           December 30, 1995                                                   3

                      Consolidated Statements of Income for the Three Month Periods
                           Ended March 30, 1996 and April 1, 1995                              4


                      Consolidated Statements of Cash Flows for the Three Month Periods
                           Ended March 30, 1996 and April 1, 1995                              5


                      Notes to Consolidated Financial Statements                           6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings                                                       12

         Item 6.      Exhibits and Reports on Form 8-K                                        13

         SIGNATURE                                                                            14

















                                                                                               (3)
                                  PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS

         (All amounts in thousands except share data)

                                                                                     (Unaudited)
                                                                            March 30,     December 30,
         ASSETS                                                                  1996            1995
         CURRENT ASSETS:
              Cash and cash equivalents                                   $    16,423    $     54,722
              Marketable securities                                           288,342         383,128
              Accounts receivable - trade                                     272,392         126,053
              Inventories                                                     341,287         393,363
              Deferred income tax benefits                                     32,164          30,235
              Other current assets                                             71,404          77,710
                             Total current assets                           1,022,012       1,065,211

         PROPERTY AND EQUIPMENT - NET                                         236,714         239,467
         OTHER ASSETS                                                          21,985          24,565
                                                                          $ 1,280,711    $  1,329,243

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $    93,308    $    138,800
              Accrued expenses                                                128,986         155,449
              Income taxes payable                                             26,732          12,648
                             Total current liabilities                        249,026         306,897

         LONG-TERM DEBT                                                         1,086           1,115
         DEFERRED INCOME TAXES                                                  7,339           7,722

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                          36,682          25,283

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                            --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                  88,219          88,219
              Capital in excess of par value                                   25,979          35,075
              Retained earnings                                             1,288,429       1,255,325
              Cumulative translation adjustment                                  (980)         (1,256)
                                                                            1,401,647       1,377,363

              Common stock in treasury, at cost, 15,074,812 shares in 1996 and
                   14,526,922 shares in 1995                                 (415,069)       (389,137)
                        Total stockholders' equity                            986,578         988,226
                                                                          $ 1,280,711    $  1,329,243



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                          (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)



                                                                                   (Unaudited)
                                                                               Three Months Ended
                                                                          March 30,        April 1,
                                                                               1996            1995
         NET SALES                                                       $  556,558    $    527,076

              Cost of goods sold                                            345,316         335,009

         GROSS PROFIT                                                       211,242         192,067

              Selling, general & administrative expenses                    157,656         150,406

         OPERATING INCOME                                                    53,586          41,661

              Investment and other income-net                                 3,800           2,924

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                               57,386          44,585

              Provision for income taxes                                     21,500          16,500

         NET INCOME                                                      $   35,886    $     28,085

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                                             73,407          76,074

         EARNINGS PER COMMON SHARE                                            $0.49           $0.37

         DIVIDENDS DECLARED PER COMMON SHARE                                  $0.11           $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                       (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)



                                                                              (Unaudited)
                                                                            Three Months Ended
                                                                          March 30,      April 1,
                                                                               1996          1995
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $     35,886    $   28,085
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation and amortization                                 8,807         9,617
                Other - net                                                   1,203          (151)
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                       (146,339)      (80,175)
                  Decrease in inventories                                    52,076        59,921
                  (Increase) decrease in deferred
                       income tax benefits                                   (1,362)          733
                  Decrease  in other current assets                           6,306         9,601
                  (Decrease) in accounts payable                            (45,492)      (55,780)
                  (Decrease) in accrued expenses                            (26,461)      (18,918)
                  Increase in income taxes payable                           14,084        13,200
                       Net cash used in operating activities               (101,292)      (33,867)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                           (83,146)       (1,598)
              Sales of investment instruments                               176,634        72,236
              Purchases of property and equipment                            (5,902)       (7,669)
              Other-net                                                       2,260         1,158
                       Net cash provided by investing activities             89,846        64,127


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of long-term debt                                       (29)          (25)
              Proceeds from exercise of common stock options                  4,026                    --
              Proceeds from sale of put warrants                              1,601         1,550
              Dividends paid                                                 (8,182)       (8,555)
              Repurchase of common stock                                    (24,545)      (34,167)
                       Net cash used in financing activities                (27,129)      (41,197)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                                276          (723)

         NET CHANGE IN CASH AND CASH EQUIVALENTS                            (38,299)      (11,660)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    54,722        71,419
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     16,423    $   59,759



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

3. Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. The Shoe Division had net sales of $21 million in the first quarter of fiscal 1995. The operating results of the shoe business for that period were not material to the Company's overall operating results.

     4. In December 1994, the Company recorded a $30.0 million restructuring charge. The amount included $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring charge as of March 30, 1996 was $11.1 million. Of the $18.9 million expended for restructuring costs, $7.7 million was related to severance costs, $5.6 million to losses on contracts and write-offs of certain assets, and $5.6 million to other miscellaneous costs. The majority of the remaining liabilities should be paid or settled during 1996. First Issue accounted for $17.4 million of net sales in the first quarter of 1995 and incurred an operating loss of $4.6 million. The 26 First Issue locations remaining at December 30, 1995, have been converted to other Company-operated retail formats or closed during the first quarter of 1996.


                                                                                                 (7)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         5.    The following are summaries of available-for-sale securities:

                                                              (Dollars in thousands)
                                                                  March 30, 1996

                                                                        Gross            Estimated
                                                                      Unrealized              Fair
                                                       Cost         Gains      Losses        Value
               Tax exempt notes and bonds          $ 275,157    $     786  $    (243)   $ 275,700
               U.S. &  foreign government securities  13,600           --       (378)      13,222
               Collateralized mortgage obligation      7,118           --       (522)       6,596
              Total debt securities                  295,875          786     (1,143)     295,518
               Equity securities                       1,721           --       (132)       1,589
                                                   $ 297,596    $     786  $  (1,275)   $ 297,107


                                                              (Dollars in thousands)
                                                                December 30,1995

                                                                     Gross              Estimated
                                                                  Unrealized                 Fair
                                                       Cost         Gains     Losses        Value

               Tax exempt notes and bonds          $ 409,763    $   1,285  $     (86)   $ 410,962
               U.S. &  foreign government securities  12,124          187       (129)      12,182
               Collateralized mortgage obligation      7,118           --       (231)       6,887
              Total debt securities                  429,005        1,472       (446)     430,031
               Equity securities                       1,721           --         --        1,721
                                                   $ 430,726    $   1,472  $    (446)   $ 431,752


                                                          (Dollars in thousands)
                                                                  March 30, 1996

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

               Due in one year or less                    $  42,991               $  42,465
               Due after one year through three years       228,988                 229,572
               Due after three years                         23,896                  23,481
                                                            295,875                 295,518
               Equity securities                              1,721                   1,589
                                                          $ 297,596               $ 297,107


                                                                          (8)


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         At March 30, 1996, and December 30, 1995, the above investments included $7,176,000 and $46,903,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the three month period ended March 30, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,218,000 and ($86,000), respectively. For the three month period ended April 1, 1995, gross realized gains on sales of available-for-sale securities totaled $88,000. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three month periods ended March 30, 1996 and April 1, 1995, was a charge of $916,000 (net of $599,000 in deferred income taxes) and a credit of $1,375,000 (net of $807,000 in deferred income taxes), respectively, which were included in retained earnings. As of March 30, 1996 and December 30, 1995, the fair value adjustment for available-for-sale securities was a charge of $306,000 (net of $183,000 in deferred income taxes) and a credit of $610,000 (net of $416,000 in deferred income taxes), respectively, which were included in retained earnings.

     6. Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market and consist of the following:

                                                               (Dollars in thousands)
                                                          March 30,                 December 30,
                                                           1996                       1995
                                                           -----                      ----
            Raw materials                                  $ 36,520                    $ 41,972
            Work-in-process                                  14,328                      17,018
            Finished goods                                  290,439                      334,373
                                                            -------                      -------
                                                           $341,287                     $393,363
                                                           ========                     ========
7.       Property and equipment - net
                                                                  (Dollars in thousands)
                                                           March 30,               December 30,
                                                                1996                       1995
                                                                -----                      ----
          Land and buildings                               $124,229                   $124,195
           Machinery and equipment                          140,763                    137,847
          Furniture and fixtures                             54,144                     52,848
           Leasehold improvements                           129,036                    127,422
                                                            -------                    -------
                                                            448,172                    442,312
         Less:  Accumulated depreciation
                    and amortization                        211,458                    202,845
                                                            -------                    -------
                                                           $236,714                   $239,467
                                                           ========                   ========


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8. In 1996, in connection with its previously announced stock repurchase program, the Company sold new and terminated previously outstanding put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The new warrants, if exercised, will require the Company to purchase up to a total of 500,000 shares of its Common Stock in September and December 1996 on the respective expiration dates of the warrants. The proceeds of $1.6 million from the sale of put warrants have been credited to capital in excess of par value. In March 1996, warrants on 250,000 shares of common stock expired unexercised. The Company's potential $36.7 million obligation to buy back 1,250,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants.


9. On April 4, 1996, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on June 3, 1996 to stockholders of record at the close of business on May 6, 1996.

10. During the quarters ended March 30, 1996 and April 1, 1995, the Company made income tax payments of $7,225,000 and $2,153,000, respectively. For the three months ended March 30, 1996 and April 1, 1995, the Company made interest payments of $57,000 and $33,000, respectively.

     11. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 12 months and to hedge expected payment of intercompany transactions with its non-U.S.
subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of March 30, 1996, the Company had contracts maturing in 1996 to purchase at contracted forward rates 17,007,000 Japanese yen and to sell 31,000,000 Canadian dollars and 4,000,000 British pounds sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $29,239,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at March 30, 1996.








                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the 1996 first quarter increased $29.5 million, or 6%, from the 1995 first quarter. This result reflected increased net sales of women's sportswear and Dana Buchman product, and to a lesser extent, increased sales of the outlet operations, partially offset by significantly lower net sales of the Cosmetics Division. The 1996 first quarter reflected $9 million in sales of product lines introduced during the quarter (Liz & Co. petites, and dana b. & karen, casual career offerings of the Dana Buchman Division). The 1995 quarter included $21 million in sales of Liz Claiborne shoes; this business was licensed to a third party as of June 30, 1995. Approximately 25% of the period-to-period sales increase was attributable to the change in trade terms (from 10% to 8%, the prevailing standard in the industry) previously announced, which was effective as of January 1, 1996. As a result of this change, the net sales of the Company's misses and petite sportswear (including LIZ & CO.), Dress, and Elisabeth Divisions increased by approximately 2% over the results they would have reported without the change, with corresponding dollar increases in gross margin and selling, general and administrative ("SG&A" ) expenses.

As previously announced, the Company has realigned its better women's sportswear product lines as follows: the Casual Unit (consisting of misses Lizsport, Lizwear and Liz & Co. product); the Collection Division (consisting of misses Collection and Studio (casual careerwear) product); and the Special Sizes Unit (consisting of Elisabeth sportswear and dresses, and petite Lizsport,
Collection, Lizwear, Liz & Co., and Studio product). The 1996 first quarter increase in sportswear net sales reflected a 9% increase in the sales of the Casual Unit, to $161 million, reflecting higher average unit selling prices due to a higher proportion of regular price sales principally within Liz & Co. and Lizwear, on slightly lower unit volume; a 31% increase in the sales of the Special Sizes Unit, to $117 million, due to a significant increase in unit volume principally reflecting additional product required by the Company's new Elisabeth stores (62 at 1996 first quarter end, of which 13 were converted from First Issue stores during the quarter, compared with 21 at 1995 first quarter end); and a 31% increase in the sales of the Collection Division, to $73 million, principally reflecting increases in unit volume due to the inclusion and expansion of the Studio line. Sales of the Dana Buchman Division increased 54%, to $48 million, due to higher unit volume, with approximately one third of the increase due to the dana b. & karen line. Net sales of the outlet operations increased 17%, to $31 million, reflecting the opening of new stores (76 at 1996 quarter end as compared with 70 at 1995 quarter end).

The 1996 first quarter gross profit margin percentage improved to 38.0%, from 36.4% for the 1995 first quarter, with gross profit dollars increasing $19 million, or 10%. Approximately half of the improvement in gross profit margin percentage was due to the change in trade terms referred to above. The gross profit results also reflected an improved air/vessel ratio, and improved margins over depressed prior levels within the Moderate Division principally due to lower markdowns on lower excess inventory positions. Overall margins were favorably impacted by the larger percentage of sales represented by the Dana Buchman Division (which is generally a higher margin business). The improvement in gross margin percentage was moderated by margin declines within the Cosmetics Division, reflecting the lower net sales level, as well as within the Company's domestic retail store operations.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1995 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

SG&A expenses increased $7 million, or 5%, on a period-to-period basis, representing 28.3% of first quarter 1996 sales as compared to 28.5% of 1995 first quarter sales. The Company expended substantially all of the funds generated as a result of the change in trade terms in a national advertising campaign, an expanded in-store presentation program and similar brand enhancing activities. Also contributing to the SG&A results were additional expenses related to the expansion of the Company's retail operations and the Dana Buchman Division. The 1995 first quarter included $3 million of direct expenses related to the Company's former shoe business.

The period-to-period increase in investment and other income-net principally reflected an increase in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 28.7% for the first quarter of 1996. These results included continuing operating losses within the Moderate Division and (viewed on a stand alone basis) the Company's retail operations. The provision for income taxes reflected the change in pre-tax income and an increase in the effective tax rate; as a result, net income increased 27.8%.

The  earnings  per  common  share  computation   reflected  a  lower  number  of
outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains highly promotional, and the tone of business continues to be difficult. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. Although the Company remains cautious, management is optimistic that 1996 operating results will continue to show improvement, although any such improvement will be moderated by continuing losses within certain divisions. As part of its ongoing strategic review process, the Company continues to evaluate certain business operations.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $101.3 million through March 30, 1996, compared to $33.9 through April 1, 1995, primarily because of an increase in accounts receivable of $146.3 in 1996, compared to an increase of $80.2 million in 1995. Net cash provided by investing activities was $89.8 million in 1996, compared to $64.1 million in 1995. The fluctuations in net cash provided by investing activities is related to the increase or decrease in marketable securities on a period-to-period basis. Net cash used in financing activities was $27.1 million in 1996, compared to $41.2 million in 1995. The reduction in net cash used in financing activities primarily reflects a decrease in the amount expended in the Company's stock repurchase program and the proceeds from exercise of stock options. As of May 10, 1996, the Company had expended or committed to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $ 520 million of the $550 million authorized under its stock repurchase program, covering an aggregate of
19.5 million shares.

Inventories at March 30, 1996 were $341.3 million, down from $393.4 million at year-end and $363.1 million at April 1, 1995. On a period-to-period basis, inventory levels reflected a reduction of ongoing inventory levels within the outlet operations and the sale of inventory related to the Company's former shoe business, offset in part by planned earlier receipt of spring and summer merchandise across substantially all of the Company's wholesale apparel divisions and the expansion of the Company's retail operations.

The Company's anticipated capital expenditures for 1996 currently approximate $35 million, of which $6 million has been expended through March 30, 1996. These expenditures consist primarily of certain building and equipment expenses, including a realignment of the Company's distribution facilities, and the upgrading of management information systems. These expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings were $270 million as of March 30, 1996. The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for fiscal 1996, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1995 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks."


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and certain of its present and former officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the defendants' motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the defendants' motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed in the Ressler action. In December 1995, the defendants moved to dismiss that complaint. .

In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against certain of the Company's directors and two of its former Vice Chairmen. The complaints contain allegations that the individual defendants breached their fiduciary obligations to the Company and its stockholders, committed corporate mismanagement and wasted corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and were unjustly enriched in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated into the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint. The motion is pending.

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

(a)      Exhibits

            27    Financial Data Schedule as of  March 30, 1996.

           (b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         LIZ CLAIBORNE, INC.


DATE:             May 13 , 1996       BY /s/ Samuel M. Miller
                                         --------------------
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer