Form 10-Q
period 1996-06-29
CLAIBORNE LIZ INC
filed 1996-08-13
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period enJune 29, 1996
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............to......................

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 9, 1996 was 71,504,519.


                                                                                          (2)
                                                                                          PAGE
                                                                                         NUMBER
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of June 29, 1996 and
                           December 30, 1995 ...........................................       3

                      Consolidated Statements of Income for the Six and Three Month Periods
                           Ended June 29, 1996 and July 1, 1995 ........................       4


                      Consolidated Statements of Cash Flows for the Six Month Periods
                           Ended June 29, 1996 and July 1, 1995 ........................       5


                      Notes to Consolidated Financial Statements .......................     6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   12-13

         Item 4.      Submission of Matters to a Vote of Security Holders...............   13-14

         Item 6.      Exhibits and Reports on Form 8-K .................................      14

         SIGNATURE .....................................................................      15








                                                                                                              (3)
                                  PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS

         (All amounts in thousands except share data)

                                                                                       (Unaudited)
                                                                             June 29,    December 30,
         ASSETS                                                                  1996            1995
         CURRENT ASSETS:
              Cash and cash equivalents                                   $    19,296    $     54,722
              Marketable securities                                           376,376         383,128
              Accounts receivable - trade                                     181,126         126,053
              Inventories                                                     361,690         393,363
              Deferred income tax benefits                                     32,474          30,235
              Other current assets                                             80,142          77,710
                             Total current assets                           1,051,104       1,065,211

         PROPERTY AND EQUIPMENT - NET                                         232,434         239,467
         OTHER ASSETS                                                          19,945          24,565
                                                                          $ 1,303,483    $  1,329,243

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $   117,632    $    138,800
              Accrued expenses                                                151,192         155,449
              Income taxes payable                                              6,621          12,648
                             Total current liabilities                        275,445         306,897

         LONG-TERM DEBT                                                         1,058           1,115
         DEFERRED INCOME TAXES                                                  6,940           7,722

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                          30,362          25,283

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                            --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                  88,219          88,219
              Capital in excess of par value                                   32,614          35,075
              Retained earnings                                             1,287,903       1,255,325
              Cumulative translation adjustment                                (1,246)         (1,256)
                                                                            1,407,490       1,377,363

              Common stock in treasury, at cost, 15,350,849 shares in 1996 and
                   14,526,922 shares in 1995                                 (417,812)       (389,137)
                        Total stockholders' equity                            989,678         988,226
                                                                          $ 1,303,483    $  1,329,243



The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                                                             (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)



                                                                     (Unaudited)
                                                          Six Months Ended              Three Months Ended
                                                            June 29,       July 1,        June 29,       July 1,
                                                                 1996          1995            1996         1995
         NET SALES                                       $  1,057,153    $1,001,925    $    500,595    $ 474,849

              Cost of goods sold                              653,307       633,160         307,991      298,151

         GROSS PROFIT                                         403,846       368,765         192,604      176,698

              Selling, general & administrative expenses      317,288       303,289         159,632      152,883

         OPERATING INCOME                                      86,558        65,476          32,972       23,815

              Investment and other income-net                   7,198         6,131           3,398        3,207

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                 93,756        71,607          36,370       27,022

              Provision for income taxes                       35,200        26,500          13,700       10,000

         NET INCOME                                      $     58,556    $   45,107    $     22,670    $  17,022

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               73,246        75,466          73,085       74,857

         EARNINGS PER COMMON SHARE                              $0.80         $0.60           $0.31        $0.23

         DIVIDENDS PAID PER COMMON SHARE                        $0.23         $0.23           $0.11        $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                                                       (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)



                                                                                 (Unaudited)
                                                                               Six Months Ended
                                                                           June 29,       July 1,
                                                                               1996          1995
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $     58,556    $   45,107
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation and amortization                                17,936        19,600
                Other - net                                                   2,049          (539)
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                        (55,073)       (8,816)
                  Decrease in inventories                                    31,673        29,233
                  (Increase) decrease in deferred
                       income tax benefits                                   (1,454)        1,836
                  (Increase) decrease  in other current assets               (2,432)          485
                  (Decrease) in accounts payable                            (21,168)      (39,890)
                  (Decrease) in accrued expenses                            (12,256)       (8,955)
                  (Decrease) in income taxes payable                         (6,027)       (3,434)
                       Net cash provided by operating activities             11,804        34,627


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                          (218,342)     (152,765)
              Sales of investment instruments                               223,226       170,855
              Purchases of property and equipment                           (11,618)      (20,464)
              Purchases of trademarks                                                      (1,547)
              Other - net                                                     5,262         2,513
                       Net cash used in investing activities                 (1,472)       (1,408)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of long-term debt                                       (57)          (52)
              Proceeds from exercise of common stock options                  6,724            --
              Proceeds from sale of put warrants                              1,601         1,550
              Dividends paid                                                (16,352)      (16,995)
              Repurchase of common stock                                    (37,684)      (37,029)
                       Net cash used in financing activities                (45,768)      (52,526)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 10          (216)

         NET CHANGE IN CASH AND CASH EQUIVALENTS                            (35,426)      (19,523)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    54,722        71,419
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     19,296    $   51,896



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

3. Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. The Shoe Division had net sales of $38 million in the first half of fiscal 1995. The operating results of the shoe business for that period were not material to the Company's overall operating results.

     4. In December 1994, the Company recorded a $30.0 million restructuring charge. The amount included $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and write-offs of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring charge as of June 29, 1996 was $5.0 million. Of the $25.0 million expended for restructuring costs, $11.7 million was related to severance costs, $7.1 million to losses on contracts and write-offs of certain assets, and $6.2 million to other miscellaneous costs.
Virtually all of the remaining liabilities should be paid or settled during 1996. First Issue accounted for $33.3 million of net sales in the first half of 1995 and incurred an operating loss of $7.1 million. The 26 First Issue locations remaining at December 30, 1995, were converted to other Company-operated retail formats or closed during the first quarter of 1996.

                                                                                               (7)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         5.  The following are summaries of available-for-sale securities:

                                                           (Dollars in thousands)
                                                               June 29, 1996

                                                                 Gross            Estimated
                                                              Unrealized             Fair
                                                Cost         Gains     Losses        Value
            Tax exempt notes and bonds       $ 369,015    $     642  $    (352)   $ 369,305
            U.S.& foreign government securities 12,593           --       (515)      12,078
            Collateralized mortgage obligations  7,116                    (618)       6,498
              Total debt securities            388,724          642     (1,485)     387,881
            Equity securities                    1,721           --       (178)       1,543
                                             $ 390,445    $     642  $  (1,663)   $ 389,424


                                                             (Dollars in thousands)
                                                                 December 30,1995

                                                                  Gross           Estimated
                                                                Unrealized           Fair
                                                Cost         Gains     Losses        Value

           Tax exempt notes and bonds        $ 409,763    $   1,285  $     (86)   $ 410,962
           U.S.& foreign government securities  12,124          187       (129)      12,182
           Collateralized mortgage obligations   7,118           --       (231)       6,887
              Total debt securities            429,005        1,472       (446)     430,031
           Equity securities                     1,721           --         --        1,721
                                             $ 430,726    $   1,472  $    (446)   $ 431,752


                                                                (Dollars in thousands)
                                                                   June 29, 1996

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $  60,083               $  59,363
           Due after one year through three years           319,969                 320,400
           Due after three years                              8,672                   8,118
                                                            388,724                 387,881
           Equity securities                                  1,721                   1,543
                                                          $ 390,445               $ 389,424



                                                                             (8)


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         At June 29, 1996, and December 30, 1995, the above investments included $11,505,000 and $46,903,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the six month period ended June 29, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,503,000 and ($117,000), respectively. For the six month period ended July 1, 1995, gross realized gains and (losses) on sales of available-for-sale securities totaled $381,000 and ($93,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended June 29, 1996 and July 1, 1995, was a charge of $1,261,000 (net of $786,000 in deferred income taxes) and a credit of $2,932,000 (net of $1,722,000 in deferred income taxes), respectively, which were included in retained earnings. As of June 29, 1996 and December 30, 1995, the fair value adjustment for available-for-sale securities was a charge of $651,000 (net of $370,000 in deferred income taxes) and a credit of $610,000 (net of $416,000 in deferred income taxes), respectively, which were included in retained earnings.

     6. Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market and consist of the following:

                                                                   (Dollars in thousands)
                                                            June 29,                December 30,
                                                                1996                        1995
            Raw materials                                   $ 41,378                     $ 41,972
            Work-in-process                                   15,663                       17,018
            Finished goods                                   304,649                      334,373
                                                            $361,690                     $393,363
7.       Property and equipment - net
                                                                   (Dollars in thousands)
                                                           June 29,               December 30,
                                                               1996                       1995
          Land and buildings                               $124,197                   $124,195
          Machinery and equipment                           142,431                    137,847
          Furniture and fixtures                             54,165                     52,848
          Leasehold improvements                            126,954                    127,422
                                                            447,747                    442,312
         Less:  Accumulated depreciation
                    and amortization                        215,313                    202,845
                                                           $232,434                   $239,467


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     8. In 1996, in connection with its previously announced stock repurchase program, the Company sold new and terminated previously outstanding put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The new warrants, if exercised, will require the Company to purchase up to a total of 500,000 shares of its Common Stock in September and December 1996 on the respective expiration dates of the warrants. The proceeds of $1.6 million from the sale of put warrants have been credited to capital in excess of par value. In 1996, warrants on 500,000 shares of common stock expired unexercised. The Company's potential $30.4 million obligation to buy back 1,000,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to June 29, 1996, the Company terminated put warrant contracts on 250,000 shares expiring in September and October 1996, and sold new put warrants on 250,000 shares expiring in March 1997. These transactions will increase the Company's potential obligation to buy back Common Stock to $32.3 million.




9. On June 26, 1996, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on September 3, 1996 to stockholders of record at the close of business on August 9, 1996. The liability for the declared dividend of approximately $8 million is included in accrued expenses as of June 29, 1996.

10. For the six months ended June 29, 1996 and July 1, 1995, the Company made income tax payments of $43,407,000 and $27,916,000, respectively. For the six months ended June 29, 1996 and July 1, 1995, the Company made interest payments of $107,000 and $132,000, respectively.

     11. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 12 months and to hedge expected payment of intercompany transactions with its non-U.S.
subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of June 29, 1996, the Company had contracts maturing in 1996 to sell 18,000,000 Canadian dollars and 3,200,000 British pounds sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $18,279,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at June 29, 1996.

                  ()
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On a period to prior year comparable period ("period-to-period") basis, net sales for the second quarter of 1996 increased $26 million, and net sales for the first half of 1996 increased $55 million, or approximately 5% in each case. These results reflected increased net sales of women's sportswear and Dana Buchman product, as well as increased net sales of the outlet operations, partially offset by significantly lower net sales of the Cosmetics Division. New product lines introduced during 1996 (Liz & Co. petites, and dana b. & karen, the casual career offering of the Dana Buchman Division) accounted for $10 million of second quarter, and $18 million of first half, net sales. The Liz Claiborne shoe business was licensed to a third party as of June 30, 1995; this business accounted for $17 million of 1995 second quarter, and $38 million of 1995 first half, net sales. On a period-to-period basis, approximately 21% of the second quarter net sales increase, and 23% of the first half net sales increase, was attributable to the previously announced change in trade terms (from 10% to 8%, the prevailing standard in the industry), effective as of January 1, 1996. As a result of this change, the net sales of the Company's misses and petite sportswear (including Liz & Co.), Dress, and Elisabeth Divisions increased by approximately 2% over the results they would have reported without the change, with corresponding dollar increases in gross margin and selling, general and administrative ("SG&A") expenses.

The Company has realigned its better women's sportswear product lines into the Casual Unit (consisting of misses Lizsport, Lizwear and Liz & Co. product); the Collection Division (consisiting of misses Collection and Studio (casual careerwear) product); and the Special Sizes Unit (consisting of Elisabeth sportswear and dresses, and petite Lizsport, Collection, Lizwear, Liz & Co. and Studio product).

     The 1996 second quarter increase in women's sportswear net sales reflected a 16% increase in the sales of the Casual Unit, to $140 million, due in equal parts to higher unit volume and higher average unit selling prices; and a 16% increase in the sales of the Special Sizes Unit, to $89 million, due to a significant increase in unit volume reflecting additional product required by the Company's new Elisabeth stores (64 at 1996 second quarter end compared with 26 at 1995 second quarter end) and the introduction of Liz & Co. petites, as well as slightly higher average unit selling prices. These increases were partially offset by a 9% decrease in the sales of the Collection Division, to $39 million, reflecting a decrease in unit volume of misses Collection product due to weakness in demand, notwithstanding the inclusion of the expanded Studio line. Sales of the Dana Buchman Division increased 42%, to $40 million, due to higher unit volume, with approximately 40% of the increase due to the dana b. & karen line. Net sales of the outlet operations increased 28%, to $50 million, reflecting new store openings (79 at 1996 second quarter end as compared with 70 at 1995 second quarter end) and improved store productivity.

The 1996 first half increase in women's sportswear net sales reflected a 13% increase in the sales of the Casual Unit, to $301 million, primarily reflecting higher average unit selling prices due to a higher proportion of regular price sales; a 24% increase in the sales of the Special Sizes Unit, to $206 million, due to the same factors (described above) that influenced the second quarter period-to-period increase; and an 11% increase in the sales of the Collection Division, to $112 million, reflecting slightly higher unit volume due to the inclusion of the expanded Studio line, partially offset by lower unit volume of misses Collection product due to weakness in demand. Sales of the Dana Buchman Division increased 48%, to $88 million, due to higher unit volume, with approximately 35% of the net sales increase due to the dana b. & karen line. Net sales of the outlet operations increased 24%, to $81 million, reflecting new store openings and improved store productivity.

     Gross profit margins increased on a period-to-period basis to 38.5% from 37.2% in the second quarter, and to 38.2% from 36.8% in the first half, of 1996. Gross profit dollars increased on a period-to-period basis by 9.0% in the second quarter, and 9.5% in the first half, of 1996. Approximately half of these improvements in gross margin percentage were due to the change in trade terms referred to above. The gross profit results also reflected higher initial gross margins due in part to an improved air/vessel ratio. Overall margins were favorably impacted by the larger percentage of sales represented by the Dana Buchman Division (which is generally a higher margin business). The improvements in gross margin percentage were moderated by a significant margin decline within the Cosmetics Division, as well as lower margins within the Company's domestic retail store operations.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1996 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

     The period-to-period dollar increases in SG&A expenses were $7 million, or 4.4%, and $14 million, or 4.6%, for the second quarter and first half of 1996, respectively. SG&A expenses expressed as a percentage of net sales were 31.9% and 32.2% for the second quarter and 30.0% and 30.3% for the first six months, respectively, of 1996 and 1995. The dollar increase principally reflects the Company's expanded brand enhancing activities (including a national advertising campaign and an in-store presentation program), the costs of which are being funded primarily through the redeployment of funds generated as a result of the change in trade terms. Additional expenses related to the expansion of the Company's domestic retail store and outlet operations and the Dana Buchman Division also contributed to the increase in SG&A. The Company's former shoe business accounted for approximately $4 million and $7 million of direct expenses for the second quarter and the first half of 1995, respectively.

The period-to-period increase in investment and other income-net reflected an increase in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 35% for the second quarter and 31% for the first half of 1996. These results included continuing operating losses within the Moderate Division and (viewed on a stand alone basis) the Company's retail operations. The provision for income taxes reflected the change in pre-tax income and an increase in the effective tax rate; as a result, net income increased 33% for the second quarter and 30% for the first half of 1996.

The  earnings  per  common  share  computation   reflected  a  lower  number  of
outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

     The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be difficult. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. Although the Company remains cautious, management is optimistic that 1996 operating results will continue to show improvement, although any such improvement will be moderated by continuing losses within certain divisions. As part of its ongoing strategic review process, the Company continues to evaluate certain business operations.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $12 million through June 29, 1996,
compared  to $35  million  through  July 1,  1995,  primarily  reflecting   an
increase in accounts receivable of $55 million in 1996, compared to an increase of $9 million in 1995, partially offset by a decrease in accounts payable of $21 million in 1996, compared to a decrease of $40 million in 1995, and a $13 million period-to-period increase in net income. Net cash used in investing activities was $1 million in 1996 and 1995. The fluctuations in net cash used in investing activities are related to the increase or decrease in marketable securities and capital expenditures on a period-to-period basis. Net cash used in financing activities was $46 million in 1996 and $53 million in 1995. The change in net cash used in financing activities primarily reflects the proceeds from exercise of stock options. As of August 9, 1996, the Company had expended or committed to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $567 million of the $600 million authorized under its stock repurchase program, covering an aggregate of
20.8 million shares.

Inventories at June 29, 1996 were $362 million, down from $393 million at year-end and $394 million at July 1, 1995. On a period-to-period basis, inventory levels principally reflected a reduction of ongoing inventory levels within the outlet operations and the sale of inventory related to the Company's former shoe business, offset in part by planned earlier receipt of fall merchandise across substantially all of the Company's wholesale apparel divisions and the expansion of the retail store operations.

     The Company's anticipated capital expenditures for 1996 currently approximate $30 million, of which $12 million has been expended through June 29, 1996. Approximately half of these expenditures consist of the upgrading of management information systems. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were $270 million as of June 29, 1996. The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for fiscal 1996, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1995 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks."As previously announced, the Company is establishing a new upper-moderate label and is repositioning its moderate brands under its recently designed Special Markets Division. The Company's efforts to date within the moderate market (which is generally a lower margin business) have not been profitable. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's 1996 Annual Meeting of Stockholders held on May 16, 1996, the stockholders of the Company (i) approved a stockholder proposal relating to the declassification of the Company's Board of Directors (the "Stockholder Proposal") (the number of affirmative votes cast was 37,701,191, the number of negative votes cast was 17,636,507, the number of abstentions was 549,035, and the number of broker non-votes was 7,828,346), (ii) approved amendments to be Company's Outside Directors' 1991 Stock Ownership Plan set forth in the Company's 1996 Proxy Statement (the number of affirmative votes cast was 47,735,425, the number of negative votes cast was 15,711,373, and the number of abstentions was 268,281), (iii) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 28, 1996 (the number of affirmative votes cast was 63,454,836, the number of negative votes cast was 173,535, and the number of abstentions was 86,708), and(iv) elected the following nominees to the Company's Board of Directors for the terms specified in the Company's 1996 Proxy Statement:

                                                             Votes
Nominees                                      For                        Withheld
- --------                                      ---
Paul R. Charron                          63,261,735                       453,344
Jerome A. Chazen                         63,245,663                       469,416
J. James Gordon                          63,311,334                       403,745
Kay Koplovitz                            63,340,139                       374,940

Except with respect to the Stockholder Proposal, there were no broker non-votes with respect to any matter acted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27   Financial Data Schedule as of  June 29, 1996.

(b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        LIZ CLAIBORNE, INC.


DATE:     August 12, 1996               BY /s/ Samuel M. Miller
                                           --------------------
                                       SAMUEL M. MILLER
                                       Senior Vice President - Finance
                                       Chief Financial and Accounting Officer