Form 10-Q
period 1996-09-28
CLAIBORNE LIZ INC
filed 1996-11-12
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1996 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...............to......................

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




            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No.


            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 8, 1996 was 71,431,661.

                                                                                         PAGE
                                                                                         NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of September 28, 1996 and
                           December 30, 1995 ...........................................       3

                      Consolidated Statements of Income for the Nine and Three Month Periods
                           Ended September 28, 1996 and September 30, 1995 .............       4


                      Consolidated Statements of Cash Flows for the Nine Month Periods
                           Ended September 28, 1996 and September 30, 1995 .............       5


                      Notes to Consolidated Financial Statements .......................     6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   10-13

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   13-14

         Item 6.      Exhibits and Reports on Form 8-K .................................      14

         SIGNATURE .....................................................................      15








                                                                                                   (3)
                                  PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS

         (All amounts in thousands except share data)

                                                                                     (Unaudited)
                                                                        September 28,    December 30,
         ASSETS                                                                  1996            1995
         CURRENT ASSETS:
              Cash and cash equivalents                                   $    93,438    $     54,722
              Marketable securities                                           219,072         383,128
              Accounts receivable - trade                                     312,059         126,053
              Inventories                                                     337,844         393,363
              Deferred income tax benefits                                     32,368          30,235
              Other current assets                                             74,785          77,710
                             Total current assets                           1,069,566       1,065,211

         PROPERTY AND EQUIPMENT - NET                                         226,852         239,467
         OTHER ASSETS                                                          19,635          24,565
                                                                          $ 1,316,053    $  1,329,243

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $   104,564    $    138,800
              Accrued expenses                                                155,333         155,449
              Income taxes payable                                             20,221          12,648
                             Total current liabilities                        280,118         306,897

         LONG-TERM DEBT                                                         1,030           1,115
         DEFERRED INCOME TAXES                                                  6,922           7,722

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                          41,431          25,283

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                            --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                  88,219          88,219
              Capital in excess of par value                                   22,332          35,075
              Retained earnings                                             1,344,936       1,255,325
              Cumulative translation adjustment                                (1,406)         (1,256)
                                                                            1,454,081       1,377,363

              Common stock in treasury, at cost, 16,897,283 shares in 1996 and
                   14,526,922 shares in 1995                                 (467,529)       (389,137)
                        Total stockholders' equity                            986,552         988,226
                                                                          $ 1,316,053    $  1,329,243



The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                                                                (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)



                                                                                  (Unaudited)
                                                               Nine Months Ended               Three Months Ended
                                                          September 28,   September 30,   September 28,   September 30,
                                                                 1996            1995            1996            1995
         NET SALES                                       $  1,679,255    $  1,584,497    $    622,102    $    582,572

              Cost of goods sold                            1,021,289         987,417         367,982         354,257

         GROSS PROFIT                                         657,966         597,080         254,120         228,315

              Selling, general & administrative expenses      484,953         457,818         167,665         154,529

         OPERATING INCOME                                     173,013         139,262          86,455          73,786

              Investment and other income-net                  10,666          10,010           3,468           3,879

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                183,679         149,272          89,923          77,665

              Provision for income taxes                       68,900          56,000          33,700          29,500

         NET INCOME                                      $    114,779    $     93,272    $     56,223    $     48,165

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               72,743          75,301          71,710          74,923

         EARNINGS PER COMMON SHARE                              $1.58           $1.24           $0.78           $0.64

         DIVIDENDS PAID PER COMMON SHARE                        $0.34           $0.34           $0.11           $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                                                         (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)



                                                                                  (Unaudited)
                                                                                Nine Months Ended
                                                                      September 28,   September 30,
                                                                               1996            1995
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $    114,779    $     93,272
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation and amortization                                26,645          29,846
                Other - net                                                   3,096             366
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                       (186,006)        (86,448)
                  Decrease in inventories                                    55,519          41,172
                  (Increase) decrease in deferred
                       income tax benefits                                   (1,291)          3,573
                  Decrease  in other current assets                           2,925           3,224
                  (Decrease) in accounts payable                            (34,237)        (34,804)
                  (Decrease) increase in accrued expenses                      (116)          4,315
                  Increase in income taxes payable                            7,573           2,467
                       Net cash (used in) provided by operating activities  (11,113)         56,983


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                          (260,885)       (211,645)
              Sales of investment instruments                               422,971         211,377
              Purchases of property and equipment                           (15,410)        (28,393)
              Cash proceeds from sale of certain Shoe Division assets                        17,872
              Other - net                                                     6,282          (2,680)
                       Net cash provided by (used in) investing activities  152,958         (13,469)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of long-term debt                                       (85)            (79)
              Proceeds from exercise of common stock options                  7,452              35
              Proceeds from sale of put warrants                              2,231           3,618
              Dividends paid                                                (24,339)        (25,352)
              Repurchase of common stock                                    (88,238)        (47,785)
                       Net cash used in financing activities               (102,979)        (69,563)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (150)            137

         NET CHANGE IN CASH AND CASH EQUIVALENTS                             38,716         (25,912)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    54,722          71,419
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     93,438    $     45,507



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

3. On September 4, 1996, the Company announced that it had reached an agreement in principle to acquire for an undisclosed cash purchase price the Dooney & Bourke Companies, a leading manufacturer and marketer of handbags, soft luggage, belts and a wide variety of related leather goods. The transaction is subject to formal Board approval, the execution of a definitive acquisition agreement and receipt of any required consents and approvals. There can be no assurances as to whether or when a transaction with the Dooney & Bourke Companies will be consummated.

4. Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. The Shoe Division had net sales of $39 million during the first half of 1995. The operating results of the shoe business for that period were not material to the Company's overall operating results.

     5. In December 1994, the Company recorded a $30.0 million restructuring charge. The amount included $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and write-offs of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. The remaining balance of the restructuring charge as of September 28, 1996 was $3.0 million. Of the $27.0 million expended for restructuring costs, $12.3 million was related to severance costs, $8.5 million to losses on contracts and write-offs of certain assets, and $6.2 million to other miscellaneous costs.
Virtually all of the remaining liabilities should be paid or settled during 1996. First Issue accounted for $43.6 million of net sales in the first three quarters of 1995 and incurred an operating loss of $9.8 million. The 26 First Issue locations remaining at December 30, 1995 were converted to other Company-operated retail formats or closed during the first quarter of 1996.

                                                                             (7)
                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


         6.  The following are summaries of available-for-sale securities:

                                                        (Dollars in thousands)
                                                          September 28, 1996

                                                                  Gross           Estimated
                                                               Unrealized              Fair
                                                Cost         Gains     (Losses)       Value
         Tax exempt notes and bonds          $ 260,965    $     285  $    (290)   $ 260,960
         U.S. &  foreign government securities  37,600           36       (373)      37,263
         Collateralized mortgage obligations     7,114                    (604)       6,510
           Total debt securities               305,679          321     (1,267)     304,733
         Equity securities                       1,721           --       (188)       1,533
                                             $ 307,400    $     321  $  (1,455)   $ 306,266


                                                          (Dollars in thousands)
                                                                December 30,1995

                                                                  Gross           Estimated
                                                                Unrealized             Fair
                                                Cost         Gains    (Losses)        Value

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


                                                               (Dollars in thousands)
                                                                 September 28, 1996

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $ 137,874               $ 137,313
           Due after one year through three years           162,451                 162,478
           Due after three years                              5,354                   4,942
                                                            305,679                 304,733
           Equity securities                                  1,721                   1,533
                                                          $ 307,400               $ 306,266


                                                                             (8)


                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

         At September 28, 1996, and December 30, 1995, the above investments included $85,661,000 and $46,903,000, respectively, of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the nine month period ended September 28, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,795,000 and ($255,000), respectively. For the nine month period ended September 30, 1995, gross realized gains and (losses) on sales of available-for-sale securities totaled $536,000 and ($116,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month periods ended September 28, 1996 and September 30, 1995, was a charge of $1,319,000 (net of $841,000 in deferred income taxes) and a credit of $3,211,000 (net of $2,058,000 in deferred income taxes), respectively, which were included in retained earnings. As of September 28, 1996 and December 30, 1995, the fair value adjustment for available-for-sale securities was a charge of $709,000 (net of $425,000 in deferred income taxes) and a credit of $610,000 (net of $416,000 in deferred income taxes), respectively, which were included in retained earnings.

7.       Inventories  are stated at the lower of cost  (first-in,  first-out for
         wholesale   operations   and  retail   method  for  retail  and  outlet
         operations) or market and consist of the following:

                                                                     (Dollars in thousands)
                                                       September 28,               December 30,
                                                                1996                       1995
                                                                -----                      ----
            Raw materials                                  $ 37,756                    $ 41,972
            Work-in-process                                  27,423                      17,018
            Finished goods                                  272,665                      334,373
                                                            -------                      -------
                                                           $337,844                     $393,363
                                                           ========                     ========
8.       Property and equipment - net
                                                                 (Dollars in thousands)
                                                       September 28,               December 30,
                                                                1996                       1995
                                                                -----                      ----
          Land and buildings                               $124,067                   $124,195
           Machinery and equipment                          144,732                    137,847
          Furniture and fixtures                             54,847                     52,848
           Leasehold improvements                           126,116                    127,422
                                                            -------                    -------
                                                            449,762                    442,312
         Less:  Accumulated depreciation
                    and amortization                        222,910                    202,845
                                                            -------                    -------
                                                           $226,852                   $239,467
                                                           ========                   ========

                                                                             (9)

                              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

     9. In 1996, in connection with its previously announced stock repurchase program, the Company sold new and terminated previously outstanding put warrants in privately negotiated transactions based on the then-current market price of the Common Stock. The new warrants, if exercised, will require the Company to purchase up to a total of 1,000,000 shares of its Common Stock in September and December 1996 and March and April 1997 on the respective expiration dates of the warrants. The proceeds of $2.2 million from the sale of put warrants have been credited to capital in excess of par value. In 1996, warrants on 500,000 shares of common stock expired unexercised and contracts on 250,000 shares expiring in September and October 1996 were terminated. The Company's potential $41.4 million obligation to buy back 1,250,000 shares of Common Stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to September 28, 1996, warrants on 250,000 shares of common stock expired unexercised, decreasing the Company's potential obligation to buy back Common Stock to $32.6 million.



10. On October 30, 1996, the Company's Board of Directors declared a quarterly cash dividend on the Company's Common Stock at the rate of $0.1125 per share, to be paid on December 2, 1996 to stockholders of record at the close of business on November 11, 1996.

11. For the nine months ended September 28, 1996 and September 30, 1995, the Company made income tax payments of $63,211,000 and $49,809,000, respectively. For the nine months ended September 28, 1996 and September 30, 1995, the Company made interest payments of $157,000 and $459,000, respectively.

     12. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of up to 12 months and to hedge expected payment of intercompany transactions with its non-U.S.
subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. As of September 28, 1996, the Company had contracts maturing in 1996 to sell 14,000,000 Canadian dollars and 1,000,000 British pounds sterling. The aggregate U.S. dollar value of all foreign exchange contracts is approximately $11,898,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at September 28, 1996.

                                                                           (10)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On a period to prior year comparable period ("period-to-period") basis, net sales for the third quarter of 1996 increased $40 million, or 7%, and net sales for the nine months of 1996 increased $95 million, or 6%. These results reflected increased net sales of women's sportswear and Dana Buchman product, as well as increased net sales of the outlet operations, partially offset by lower net sales of dresses. New apparel product lines introduced during 1996 (Liz & Co. petites, and dana b. & karen, the casual career offering of the Dana Buchman Division) accounted for $13 million of third quarter, and $32 million of the nine month, net sales; the third quarter also included $19 million of net sales from the introduction of CURVE for women and CURVE for men, the Company's latest fragrances (initially shipped in July, 1996), offsetting the continuing decline in net sales of the Company's ongoing fragrance products. The Liz Claiborne shoe business was licensed to a third party as of June 30, 1995; this business accounted for $39 million of 1995 net sales prior to the license. On a period-to-period basis, approximately 18% of the third quarter net sales increase, and 21% of the nine month net sales increase, was attributable to the previously announced change in trade terms (from 10% to 8%, the prevailing standard in the industry), effective as of January 1, 1996. As a result of this change, the net sales of the Company's misses and petite sportswear (including Liz & Co.), Dress, and Elisabeth Divisions increased by approximately 2% over the results they would have reported without the change, with corresponding dollar increases in gross margin and selling, general and administrative ("SG&A") expenses. The third quarter typically represents the Company's highest sales quarter in each year, reflecting normal seasonal fluctuations.

The Company has realigned its better women's sportswear product lines into the Casual Unit (consisting of misses Lizsport, Lizwear and Liz & Co. product); the Collection Division (consisting of misses Collection and Studio (casual careerwear) product); and the Special Sizes Unit (consisting of Elisabeth sportswear and dresses, and petite Lizsport, Collection, Lizwear, Liz & Co. and Studio product). As previously announced, the Company's new Special Markets Unit includes the operations of its former Moderate Division, with responsibility for sales of women's sportswear products under the repositioned Russ, Villager and First Issue brands, as well as under the new "upper-moderate" Emma James brand.

The 1996 third quarter increase in women's sportswear net sales reflected a 15% increase in the sales of the Special Sizes Unit, to $120 million, due to a significant increase in unit volume, with 45% of the increase due to the Liz & Co. petite line, notwithstanding lower net sales of petite Collection product.
These increases were partially offset by a 5% decrease in the sales of the Collection Division, to $60 million, reflecting a decrease in average unit selling prices and lower unit volume, notwithstanding the inclusion of the expanded Studio line. The decline in sales of misses and petite Collection product reflected lower average unit prices and lower unit volume, due to weakness in demand. Sales of the Dana Buchman Division increased 44%, to $62 million, due to higher unit volume, with approximately 35% of the increase due to the dana b. & karen line. Net sales of the outlet operations increased 23%, to $56 million, reflecting new store openings (82 at 1996 third quarter end as compared with 75 at 1995 third quarter end) and improved store productivity. The net sales increase in the third quarter was moderated by a 21% decrease in dress sales, to $30 million, due in equal parts to lower unit volume and lower average unit selling prices, reflecting weakness in demand.

                                                                            (11)
The 1996 nine month increase in women's sportswear net sales reflected a 9% increase in the sales of the Casual Unit, to $464 million, primarily reflecting higher average unit selling prices; a 20% increase in the sales of the Special Sizes Unit, to $326 million, due to the same factors (described above) that influenced the third quarter period-to-period increase, as well as the additional product required by the Company's new Elisabeth stores (61 at 1996 third quarter end compared with 40 at 1995 third quarter end); and a 5% increase in the sales of the Collection Division, to $172 million, reflecting higher unit volume due to the inclusion of the expanded Studio line, partially offset by lower unit volume of misses Collection product due to weakness in demand. Sales of the Dana Buchman Division increased 46%, to $150 million, due to higher unit volume, with approximately 35% of the net sales increase due to the dana b. & karen line. Net sales of the outlet operations increased 24%, to $137 million, reflecting new store openings and improved store productivity. The net sales increase for the nine months was moderated by a 7% decrease in dress sales, to $94 million, reflecting lower average unit selling prices due to a lower proportion of regular price sales.

Gross profit margins increased on a period-to-period basis to 40.8% from 39.2% in the third quarter, and to 39.2% from 37.7% for the nine months, of 1996. Gross profit dollars increased on a period-to-period basis by 11.3% in the third quarter, and 10.2% for the nine months, of 1996. Approximately one-third of the third quarter improvement and half of the nine month improvement in gross margin percentage was due to the change in trade terms referred to above. The gross profit results also reflected higher initial gross margins due in part to an improved air/vessel ratio. Overall margins were favorably impacted by the larger percentage of sales represented by the Dana Buchman Division in the quarter and nine month period, and by the Cosmetics Division in the third quarter (both of which are generally higher margin businesses). The improvements in gross margin percentage were moderated by lower margins within the Company's domestic retail store operations, as well as lower margins realized on dress sales; the third quarter gross margin improvement was also moderated by lower margins within the Special Markets Unit, principally reflecting the repositioning of existing brands.

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

                                                                           (12)
The period-to-period dollar increases in SG&A expenses were $13 million, or 8.5%, and $27 million, or 5.9%, for the third quarter and nine months of 1996, respectively. SG&A expenses expressed as a percentage of net sales were 27.0% and 26.5% for the third quarter of 1996 and 1995, respectively, and 28.9% for the nine months of 1996 and 1995. The dollar increases principally reflect the introduction of the new CURVE fragrance and continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program, the costs of which are being funded primarily through the redeployment of funds generated as a result of the change in trade terms). Additional expenses associated with the expansion of the Company's Dana Buchman Division and outlet operations also contributed to the SG&A increases. The Company's former shoe business accounted for approximately $7 million of 1995 direct expenses prior to the license of such business to a third party.

The period-to-period changes in investment and other income-net for the third quarter and nine months reflected period-to-period increases in earnings on the Company's investment portfolio, offset by changes in various other income and expense items.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis to 16% for the third quarter and 23% for the nine months of 1996. These results included continuing operating losses within the Special Markets Unit and (viewed on a stand-alone basis) the Company's retail operations. The provisions for income taxes reflected the changes in pre-tax income and an increase in the effective tax rate in the third quarter of 1995; as a result, net income increased 17% for the third quarter and 23% for the nine months of 1996.

The  earnings  per  common  share  computation   reflected  a  lower  number  of
outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. Prospects for the upcoming retail holiday selling season remain uncertain. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. Management believes that ongoing product improvements as well as the Company's stepped up marketing activities will continue to enhance customer and consumer response to its product offerings, resulting in period-to-period growth in sales and earnings in the fourth quarter of 1996, although any such growth will be moderated by continuing losses within certain divisions. As part of its ongoing strategic review process, the Company continues to evaluate certain business operations .

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $11 million through September 28, 1996, compared to net cash provided by operating activities of $57 million through September 30, 1995, primarily reflecting an increase in accounts receivable of $186 million in 1996, compared to an increase of $86 million in 1995, partially offset by a decrease in inventories of $56 million in 1996, compared to a decrease of $41 million in 1995, and a $22 million period-to-period increase in net income. Net cash provided by investing activities was $153 million in 1996, compared to net cash used in investing activities of $13 million in 1995. The fluctuations in net cash provided by and used in investing activities are related to the increased sales of investments, the lower level of capital expenditures in 1996, as well as cash proceeds from the sale of certain assets from the Company's former shoe division in 1995. Net cash used in financing activities was $103 million in 1996 and $70 million in 1995. The change in net cash used in financing activities primarily reflects a $40 million increase in the amount expended in the Company's stock repurchase program, partially offset by the proceeds from exercise of stock options. As of November 8, 1996, the Company had expended or committed to expend, through the sale of put warrants (see Note 9 of Notes to Consolidated Financial Statements), approximately $575 million of the $600 million authorized under its stock repurchase program, covering an aggregate of 21 million shares.

                                                                         (13)
Inventories at September 28, 1996 were $338 million, down from $393 million at year-end and $365 million at September 30, 1995. The change in inventory levels principally reflected reductions of ongoing inventory levels within the outlet operations and to support in-stock reorder programs in several divisions.

The Company's anticipated capital expenditures for 1996 currently approximate $30 million, of which $15 million has been expended through September 28, 1996. Approximately half of these expenditures will consist of the upgrading of management information systems. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions and direct borrowings, were $270 million as of September 28, 1996.
The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for fiscal 1996, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1995 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks". As previously announced, the Company has introduced a new upper-moderate label and is repositioning its moderate brands under its recently designated Special Markets Unit. The Company's efforts to date within the moderate market (which is generally a lower margin business) have not been profitable. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion.

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

                                                                         (14)
In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against certain of the Company's directors and two of its former Vice Chairmen. The complaints contain allegations that the individual defendants breached their fiduciary obligations to the Company and its stockholders, committed corporate mismanagement and wasted corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and were unjustly enriched in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated into the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint. The motion is pending.

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

(a)      Exhibits

             27   Financial Data Schedule as of  September 28, 1996.

(b) The Company did not file any reports on Form 8-K in the quarter.

                                                                            (15)


SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        LIZ CLAIBORNE, INC.


DATE:      November 11, 1996            BY /s/ Samuel M. Miller
                                           --------------------
                                        SAMUEL M. MILLER
                                        Senior Vice President - Finance
                                        Chief Financial and Accounting Officer