Form 10-K
period 1996-12-28
CLAIBORNE LIZ INC
filed 1997-03-28
CIK 352363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996


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

               Yes   X                            No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [             ]

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 4, 1997, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $2,885,159,802.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 4, 1997: 70,785,884 shares.

                                   ----------

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 15, 1997 - Part III.

                                     PART I
                                     ------

Item 1. Business.

Overview

     Liz Claiborne, Inc. designs and markets an extensive range of fashion apparel and accessories, with versatile collections appropriate to wearing occasions ranging from casual to dressy. The Company's portfolio includes DANA BUCHMAN, dana b. & karen, LIZ CLAIBORNE, ELISABETH, EMMA JAMES, VILLAGER, FIRST ISSUE and RUSS brands for women and the CLAIBORNE brand for men.

     A portfolio of products licensed to carry the Company's brands includes women's shoes, home furnishings, optics, sunglasses, watches and men's tailored clothing. Products are manufactured to the Company's specifications in the United States and abroad and are marketed through leading department and specialty stores and other channels in the United States, Canada, Europe, Asia, and Central and South America. Although they offer a wide array of styles, all of Liz Claiborne's lines share the common characteristics of innovative fashion and exceptionally high quality and value. The Company believes that it is the largest "better" women's sportswear and dress company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items, but are priced in the "better" apparel range.

     At February 28, 1997, the Company's order book reflected unfilled customer orders for approximately $690 million of merchandise, as compared to approximately $536 million at March 1, 1996. Order book data at any given date is materially affected by the timing of recording orders and of shipments; furthermore, customer orders are currently reflected in the Company's order books on a more timely basis than in prior years, due to certain modifications and enhancements to the Company's order entry processes. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

     As used herein, the term the "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries, and its predecessor New York corporation (incorporated in 1976).


Narrative Description of Business

     In order to reach a broad spectrum of consumers, the Company offers an array of products under its portfolio of brands through a variety of distribution channels at a broad range of price points. The Company seeks in its product offerings to provide versatility to its consumers, in terms of individual items, price points and overall collections of items.

     In the first quarter of 1996, the Company realigned its "better" women's sportswear product lines into the Casual Unit (consisting of misses LIZSPORT, LIZWEAR and LIZ & CO. product); the COLLECTION Division (consisting of misses COLLECTION and STUDIO (casual careerwear) product); and the Special Sizes Unit (consisting of ELISABETH sportswear (including ELISABETH-LIZ & CO.) and dresses, and petite LIZSPORT, COLLECTION, LIZWEAR, LIZ & CO. and STUDIO product). In addition, during 1996 the Company established its new Special Markets Unit, which includes the operations of its former Moderate Division, with responsibility for sales of women's sportswear products under the repositioned RUSS, VILLAGER and FIRST ISSUE brands, as well as under the new "upper moderate" EMMA JAMES brand.

     Substantially all products in each sportswear collection are sold as separate items. Collections are structured, however, through the use of related styles, color schemes and fabrics, to enable the consumer to assemble outfits consisting of separate items which are designed to be worn together. By offering similar or related styles, color schemes and fabrics over an extended period, the Company intends to provide the consumer with a wardrobe which can be coordinated with other Company items from season to season.

The following is a comparison of net sales by product/division for each of the five fiscal years ended December 28, 1996.

                                                                                      (Dollars in millions)
                                                                                      ---------------------

                                                                 1996          1995           1994           1993           1992
                                                                 ----          ----           ----           ----           ----
Casual .................................................     $    607.6     $    555.9     $    610.2     $    695.6     $    759.3
Special Sizes ..........................................          410.3          344.7          364.8          397.0          429.5
Collection and Studio ..................................          209.7          207.1          238.1          274.3          284.8
                                                             ----------     ----------     ----------     ----------     ----------

         Total Better Women's Sportswear ...............        1,227.6        1,107.7        1,213.1        1,366.9        1,473.6

Accessories and Other Non-Apparel ......................          297.5          330.4          368.1          344.3          285.2
Retail Specialty Stores ................................          199.7          195.0          150.0          114.4           92.9
Outlet Stores ..........................................          193.8          155.0          140.1          122.4          113.9
Dana Buchman ...........................................          188.7          136.2          112.9           90.2           73.5
Men's Sportswear and Furnishings .......................          121.6          113.1          101.7           80.7           94.0
Dresses and Suits ......................................          105.3          123.0          121.9          130.0          171.3
Special Markets/Moderate ...............................           77.3           81.3          111.6           78.7           21.2*
                                                             ----------     ----------     ----------     ----------     ----------
                                                                2,411.5        2,241.7        2,319.4        2,327.6        2,325.6
Intercompany Sales Elimination .........................         (194.0)        (160.1)        (156.5)        (123.3)        (131.3)
                                                             ----------     ----------     ----------     ----------     ----------

         Net Sales .....................................     $  2,217.5     $  2,081.6     $  2,162.9     $  2,204.3     $  2,194.3
                                                             ==========     ==========     ==========     ==========     ==========

Net Sales by Geographic Areas

Domestic ...............................................     $  2,092.3     $  1,943.4     $  2,039.9     $  2,091.0     $  2,092.5
International ..........................................          125.2          138.2          123.0          113.3          101.8
                                                             ----------     ----------     ----------     ----------     ----------

         Net Sales .....................................     $  2,217.5     $  2,081.6     $  2,162.9     $  2,204.3     $  2,194.3
                                                             ==========     ==========     ==========     ==========     ==========

----------
* Partial Year Sales

     The Casual Unit offers "misses" casual sportswear under three of the Company's trademarks. The LIZSPORT Division offers all-American sportswear for less formal work settings and casual occasions. The LIZWEAR Division offers denim and denim-related sportswear, including twills and fashion coordinates. The LIZ & CO. Division offers versatile career and casual knitwear.

     The COLLECTION Division offers "misses" professional careerwear with desk-to-dinner versatility under the LIZ CLAIBORNE trademark and casual careerwear under the STUDIO trademark. During 1996, the STUDIO line's offerings were expanded.

     The above collections are offered in petite sizes through the Special Sizes Unit.

     The DANA BUCHMAN Division offers collections for the women's "bridge" market, the price range between "better" sportswear and designer clothing, under the Company's DANA BUCHMAN trademark. The Division offers products with elegant styling in distinctive fabrics, in "misses", large and petite sizes. In February 1996, the Division commenced shipment of a new line of sophisticated casual wear under the Company's dana b. and karen trademark.

     The ELISABETH Division of the Special Sizes Unit offers large-sized classic careerwear, dresses, weekend casual, and wardrobe basics in both "plus" sizes and petite proportions under the Company's ELISABETH trademark. In 1996, the Division commenced offering ELISABETH-LIZ & CO. products.

     The Division offers dresses and suits providing day-into-evening versatility Dresses under the Company's LIZ CLAIBORNE trademark in both the "misses" and petite size ranges, as well as special occasion dresses under the LIZ NIGHT trademark.

     The Menswear Division offers men's business-casual wear, sportswear and furnishings (dress shirts and ties) under the CLAIBORNE trademark. The Company introduced a line of men's accessories in January 1997, with shipping to commence in the third quarter of 1997.

     Each of the above Divisions presented four seasonal collections during 1996, except that the DANA BUCHMAN Division presented three, and the Dresses Division presented five, seasonal collections.

     The Accessories Group offers a wide variety of products through its Handbag, Fashion Accessories and Jewelry Divisions, primarily under the LIZ CLAIBORNE trademark. These offerings mirror major fashion trends and complement many of the Company's other product lines.

     The Company's Cosmetics Division offers fragrance and bath and body-care products under the LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN and, commencing in the third quarter of 1996, CURVE, trademarks. The Company introduced its LIZSPORT and CLAIBORNE SPORT fragrances in March 1997, with shipping to commence in the third quarter of 1997.

     In late 1994, the Company announced plans to phase out the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of March 1, 1996, the Company completed the phase out. See Note 2 of Notes to Consolidated Financial Statements.

     The Special Markets Unit offers updated career and casual clothing under four Company trademarks: EMMA JAMES ("upper-moderate" priced related separates for the casual workplace, sold in department stores nationally), VILLAGER ("popular" priced relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE ("value" priced relaxed career and everyday wear, sold exclusively in Sears department stores), and RUSS ("budget" priced casual separates, sold in Wal-Mart stores and other mass merchandisers). The EMMA JAMES line first shipped in January 1997. The newly repositioned FIRST ISSUE line first shipped to Sears in November 1996. In 1996, the Company suspended product offerings under its CRAZY HORSE trademark, with the last regular season shipment under this label in December 1996. The RUSS line first shipped to Wal-Mart in January 1997. See "Competition; Certain Risks."


Sales and Marketing

     The Company's wholesale sales are made primarily to department and specialty and chain store customers throughout the United States. Retail sales are also made through the Company's own retail stores and outlet stores, as well as to international customers, direct-mail catalog companies, military exchanges and other outlets. The Company continues to evaluate its methods of doing business internationally. At 1996 year end, LIZ CLAIBORNE products were being sold in over 60 markets outside the United States. The Company expects to continue expansion within these markets and to expand to additional markets.

     The Company currently operates a total of 112 prototype and presentational specialty retail stores located throughout the United States which carry solely Company products: 49 LIZ CLAIBORNE stores, 56 ELISABETH large-size apparel stores, 6 CLAIBORNE mens' stores and one DANA BUCHMAN store. These stores typically range in size from 2,000 square feet to 12,000 square feet. The LIZ CLAIBORNE flagship store, an approximately 17,000 square foot store is located on Fifth Avenue in New York City. The Company's retail stores enable it to more closely track sales and other product data, obtain market information and experiment with new products, visual presentation and new ideas for enhancing customer service. This information is used to help the Company's wholesale customers respond more quickly to consumer preferences.

     In Canada, the Company operates a wholesale business which sells primarily to department store chains. During 1996, the Company continued its LIZ CLAIBORNE and DANA BUCHMAN product distribution in Canada while expanding its reach into the moderate market and into new channels with its moderate brands. During 1996, the Company continued to operate in Western Europe, principally through leased departments, or concessions, primarily in the United Kingdom, commencing wholesale distribution in Germany, Spain and the Benelux countries; the Company plans to further expand wholesale distribution throughout international markets. In other international markets, the Company has continued to add retail licenses with third parties, totaling 61 stores in 19 countries by year-end 1996.

     Approximately 84% of 1996 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 1996 and 1995 sales, no single customer accounted for more than 6% of 1996 or 1995 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 1996 by The May Department Stores Company accounted for approximately 18% of 1996 and 1995 sales and sales to the seven department store customers which were owned at year-end 1996 by Federated Department Stores, Inc. accounted for approximately 17% of 1996 and 1995 sales. See Note 8 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales.

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

     The Company has implemented and continues to expand in-stock reorder programs in several divisions to enable customers to reorder certain items for quick delivery. See "Manufacturing." During 1996, the Company expanded LIZRIM, an inventory replenishment system installed at a number of its retail customers, which was first implemented in 1995.

     Effective January 1, 1996, the Company lowered the trade discount offered by its LIZSPORT, LIZWEAR, LIZ & CO., ELISABETH, COLLECTION and Dresses Divisions from the previous 10% level to 8% (the prevailing standard in the industry). The Company is redeploying the additional funds received as a result of this change towards a national advertising campaign, an expanded in-store presentation program and similar brand-enhancing activities, in an effort to stimulate full price sales at retail. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In January 1996, the Company introduced LIZEDGE, an in-store servicing and maintenance program designed to enhance the way the Company's products appear on the selling floor and to encourage multiple item, regular price sales. In 1997, the Company expects to expand the LIZEDGE program to include accessories and jewelry and to integrate the Company's LIZ & LEARN program, a training and motivational program for customer sales associates.

     In March 1996, the Company introduced LIZVIEW, a program designed to enhance the presentation of the Company's product on retail selling floors generally through the use of proprietary fixturing and layouts. By year-end 1996, 176 LIZVIEW shops were installed in 97 stores, amounting to over 200,000 square feet of upgraded selling space. The Company has requests for in excess of 500 additional LIZVIEW installations and anticipates that approximately 400 will be installed during 1997.

     The Company spent approximately $23 million on national advertising for its various brands in 1996 and currently plans to spend approximately $31 million in 1997. The Company maintains cooperative advertising programs under which it generally shares the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under the cooperative advertising programs of approximately $50 million in respect of 1996 sales.

     The Company currently operates 83 outlet stores, virtually all of which are located in "outlet centers" comprised primarily of manufacturer-operated stores.

Manufacturing

     The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

     A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1996, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 30 different countries, including China, the Dominican Republic, South Korea, the United States, Sri Lanka and Hong Kong. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6% of the Company's purchases of finished products during 1996. Approximately 28% of the Company's 1996 and 1995 purchases of finished products were manufactured by its ten largest suppliers, as compared to 24% of 1994 purchases. The Company expects that the percentage of production represented by its largest suppliers will continue to increase in light of the Company's ongoing worldwide factory certification initiative, under which the Company is planning to allocate even larger portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources. The Company's purchases from its suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory.

     During 1996, most of the Company's fabrics, trimmings and other materials were obtained in bulk from various foreign and domestic suppliers. Where the Company purchases completed product "packages" from its contractors, the contractor is itself responsible to purchase all necessary raw materials and other product components. Inasmuch as the Company intends to continue to move towards purchasing an increasing portion of its products as "packages," the Company is developing a group of "approved suppliers" to supply such raw materials and other product components directly to its contractors; the Company anticipates purchasing a substantial portion of its products as "packages" in 1997. During 1996, the raw materials used in Company products were purchased from several hundred suppliers, located in the United States, South Korea, Taiwan, Hong Kong, Japan and Italy. Approximately 28% of the Company's expenditures for raw materials during 1996 and 25% during 1995 were accounted for by its five largest raw material suppliers, with no single raw material supplier accounting for more than 6% of 1996 raw material expenditures. Generally, the Company does not have any long-term, formal arrangements with any supplier of raw materials. The Company, through a wholly-owned subsidiary, owns a 50% interest in a joint venture which supplies certain types of domestically dyed and finished fabrics for use in certain Company products; the Company continues to analyze its options with respect to this venture. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

     The Company operates under substantial time constraints in producing each of its collections. See "Sales and Marketing." In order to deliver, in a timely manner, merchandise which reflects current tastes, the Company attempts to schedule a substantial portion of its materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, the Company must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. The Company has and continues to implement a number of initiatives designed to reduce the time required to move a product from design to the customer.

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

     The Company's arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and, in certain parts of the world, political instability. The Company's operations have not been materially affected by any such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations.

Import and Import Restrictions

     Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round", ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changes the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change would determine country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. In addition, there are various United States initiatives pending concerning the trading status of certain countries, which, if enacted, would likely increase the cost of doing business in such countries. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


Trademarks

     The Company utilizes a variety of trademarks on its products, including LIZ CLAIBORNE, LIZ, CLAIBORNE, LIZWEAR, LIZSPORT, LIZ CLAIBORNE COLLECTION, LIZ NIGHT, LIZ CLAIBORNE STUDIO, its LC logomark, its triangular logomark, DANA BUCHMAN, dana b. and karen, ELISABETH, LIZ & CO., LEATHER CO., EMMA JAMES, FIRST ISSUE, RUSS, VILLAGER, REALITIES, VIVID, CURVE and CLAIBORNE SPORT. The Company has registered or applied for registration of a multitude of trademarks for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as numerous foreign territories. In February 1997, the Company acquired several trademarks from JH Collectibles, Inc., including JH COLLECTIBLES, JH and JUNIOR HOUSE. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.


Licensing

     The Company has six license agreements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company. The present terms of these agreements (not including renewal terms) expire at various dates through 2010. Current licenses cover women's and men's sunglasses and readers; women's and men's ophthalmic frames for prescription eyewear; home furnishing products; men's tailored clothing; women's watches; and women's career, career-casual, casual and sport shoes. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. The Company is currently negotiating a license agreement pursuant to which a third party licensee will produce swimwear merchandise.

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

     The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest "better" women's sportswear and dress company in the United States. Commencing in 1996, a number of apparel companies began distribution of new collections of women's "better" sportswear through the department store channel of distribution.

     In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including the general retail environment and general economic conditions; the Company's relationships with its customers, especially its major department store customers; the Company's ability to correctly judge the level of its fabric and/or merchandise commitments; the Company's ability to effectively distribute its products within its targeted markets (including distribution through wholesale accounts and Company operated retail stores and concession locations); and the chance of substantial disruption of the Company's relationships with its suppliers, manufacturers and employees. See "Sales and Marketing", "Manufacturing" and "Employees."

     The Company from time to time reviews its possible entry into new markets. The entry into new markets (including the development and launch of new product categories), such as the Company's entry into the moderate market, is accompanied by risks inherent in any new business and may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors.

Employees

     At December 28, 1996, the Company had approximately 7,100 full-time employees, as compared with approximately 7,400 full-time employees at December 30, 1995. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

     Between May 31, 1997 and August 31, 1997, five separate collective bargaining agreements between the Company and various locals of the Union of Needletrades, Industrial and Textiles Employees (UNITE) will expire. These agreements cover approximately 1,700 of the Company's full-time employees. Most of the union-represented employees are employed in the seven warehouse facilities the Company maintains in New Jersey, Pennsylvania and Alabama. While relations between the Company and the union have historically been amicable, the Company believes it prudent to prepare for the possibility of a labor dispute at one or more of its facilities. While the Company does not foresee the likelihood of a prolonged labor dispute, any substantial labor disruption could adversely affect the Company's operations.


Item 2. Properties.

     The Company's showrooms, sales, merchandising and design staffs, as well as its executive offices, are located at 1441 Broadway, New York, New York, where the Company leases approximately 276,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at one other building in New York City covering approximately 29,000 square feet, with a term expiring in 2003.

     The Company owns its approximately 450,000 square foot principal New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain other administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location. The Company presently leases approximately 969,000 square feet in six other New Jersey warehouse facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on approximately 80 acres in Mt. Pocono, Pennsylvania. The Company's approximately 270,000 square foot leased facility in Augusta, Georgia (located on a 98-acre site), has been subleased to a joint venture comprised of a wholly-owned subsidiary of the Company and an unrelated third party; this facility is used as a dyeing and finishing operation. The Company leases an approximately 290,000 square foot warehouse and distribution facility located on an approximately 124 acre site in Montgomery, Alabama; the Company's options to purchase 80 acres adjacent to this facility expired unexercised on November 30, 1996. The Company is the lessee of the Georgia and Alabama facilities pursuant to industrial development financing. The Company also leases showroom, warehouse and office space in various other domestic and international locations.

     The Company leases space for its 112 retail specialty stores (aggregating approximately 500,000 square feet in various malls) and for its 83 outlet stores (aggregating approximately 818,000 square feet).

     The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for its present level of operations. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

     Various legal actions are pending against the Company including the following:

     The Company and certain of its present and former officers and directors are defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. In December 1995, the Company moved to dismiss that complaint. The motion was argued in May 1996 and has not yet been decided.

     In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against certain of the Company's former and present directors and two of its former Vice Chairmen. The complaints contain allegations that the individual defendants breached their fiduciary obligations to the Company and its shareholders, committed corporate mismanagement and wasted corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and were unjustly enriched in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated with the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint. The motion is pending.

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


Executive Officers of the Registrant.


Information as to the executive officers of the Company is set forth below:


Name                                Age              Position(s)
----                                ---              -----------
Paul R. Charron                      54              Chairman of the Board and Chief Executive
                                                     Officer

Denise V. Seegal                     43              President

Jorge L. Figueredo                   36              Senior Vice President - Human Resources

Samuel M. Miller                     59              Senior Vice President - Finance, Chief
                                                     Financial Officer

John R. Thompson                     45              Senior Vice President - Service, Systems and
                                                     Reengineering, Chief Information Officer

Robert J. Zane                       57              Senior Vice President - Manufacturing and
                                                     Sourcing

     Executive officers serve at the discretion of the Board of Directors.

     Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in May 1994. In 1995, Mr. Charron became President, a position he held until October 1996, and Chief Executive Officer. In May 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served as Executive Vice President of VF Corporation, an apparel manufacturer, from 1993 to 1994, and as a Group Vice President of VF Corporation from 1988 to 1993.

     Ms. Seegal joined the Company in October 1996 as President. Prior to joining the Company, Ms. Seegal served as President of the CK Men's and Women's divisions of Calvin Klein, Inc. from 1994 to 1996 and as President of the DKNY divisions of the Donna Karan Company from 1989 to 1994.

     Mr. Figueredo joined the Company in 1984 as Administrator, Warehouse Employee Relations and served in various management positions thereafter. In 1992, Mr. Figueredo was promoted to Vice President, Human Resources Operations. In 1994, Mr. Figueredo was promoted to Senior Vice President - Human Resources.

     Mr. Miller, a certified public accountant, joined the Company in 1988 as Senior Vice President - Finance, Chief Financial and Accounting Officer, after more than sixteen years in various senior financial positions within the apparel industry.

     Mr. Thompson joined the Company in February 1995 as Senior Vice President of Service, Systems and Reengineering, Chief Information Officer. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995. From 1991 to 1993, Mr. Thompson was Vice President Business Systems and Management Information Systems for Lee Apparel Company, an apparel manufacturer. Mr. Thompson also served as Vice President of Marketing and Sales of Quick Response Services, Inc., an information management services company, from 1987 to 1991.

     Mr. Zane joined the Company in September 1995 as Senior Vice President - Manufacturing and Sourcing. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989. Prior to that, Mr. Zane was Vice President, Sourcing at Bernard Chaus, Inc. and Executive Vice President at Murjani International, Inc.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

         Calendar Period                    High                       Low
         ---------------                    ----                       ---
              1996:

           1st Quarter                      35 5/8                     26 3/8
           2nd Quarter                      37 3/4                     33 1/4
           3rd Quarter                      37 5/8                     28 1/8
           4th Quarter                      45                         36 1/4

              1995:

           1st Quarter                      18                         14 1/2
           2nd Quarter                      21 1/4                     17 3/4
           3rd Quarter                      25 3/4                     21 1/8
           4th Quarter                      30                         23 3/4

     On March 4 1997, the closing sale price of the Common Stock on the NYSE was $41 3/4. As of March 4, 1997, the approximate number of record holders of Common Stock was 10,115.

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

         Calendar Period                        Dividends Paid per Common Share
         ---------------                        -------------------------------
              1996:

           1st Quarter                                   $.1125
           2nd Quarter                                   $.1125
           3rd Quarter                                   $.1125
           4th Quarter                                   $.1125

              1995:

           1st Quarter                                   $.1125
           2nd Quarter                                   $.1125
           3rd Quarter                                   $.1125
           4th Quarter                                   $.1125

     The Company plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 4, 1997, the Company had expended or had commitments to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $624 million of the $675 million authorized under its stock repurchase program, covering an aggregate of 22.2 million shares.


Item 6. Selected Financial Data.

     The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

                                   (All dollar amounts in thousands except per common share data)

                                             1996                1995               1994                1993                 1992
                                             ----                ----               ----                ----                 ----
Net sales                                 $ 2,217,518        $ 2,081,630        $ 2,162,901         $ 2,204,297          $ 2,194,330
Gross profit                                  876,435            790,701            755,207             750,916              830,116
Net income                                    155,665            126,914             82,849*            126,924**            218,824
Working capital                               816,425            758,314            719,132             750,001              832,789
Total assets                                1,382,750          1,329,243          1,289,662           1,236,338            1,256,308
Stockholders'
 equity                                     1,020,492            988,226            982,984             978,291              997,775
Earnings per
 common share                                    2.15               1.69               1.06*               1.56**               2.61
Book value at
 year-end                                       14.37              13.41              12.77               12.41                12.05
Dividends paid
 per common share                                 .45                .45                .45                 .44                  .39
Weighted average
 common shares
 outstanding                               72,396,130         75,002,861         78,526,724          81,509,120           83,965,342

----------
* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

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


                                                                      PERCENT OF NET                           YEAR TO YEAR
                                                                          SALES                              PERCENTAGE CHANGE
------------------------------------------------------------------------------------------------------------------------------------
      FISCAL YEARS                                      1996              1995            1994            1996 VS.         1995 VS.
                                                                                                          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                               100.0%           100.0%           100.0%             6.5%           (3.8)%

Cost of goods sold                                       60.5             62.0             65.1              3.9            (8.3)
                                                        -----            -----            -----

GROSS PROFIT                                             39.5             38.0             34.9             10.8             4.7

Selling, general and
administrative expenses                                  28.9             28.8             27.9              6.9             (.7)

Restructuring charge                                       --               --              1.4               --              --
                                                        -----            -----            -----

OPERATING INCOME                                         10.6              9.2              5.6             23.4            57.5

Investment and other
income-net                                                 .6               .6               .5             11.4            20.8
                                                        -----            -----            -----

INCOME BEFORE PROVISION
FOR INCOME TAXES                                         11.2              9.8              6.1             22.6            54.5

Provision for income
taxes                                                     4.2              3.7              2.3             22.6            56.8
                                                        -----            -----            -----

NET INCOME                                                7.0%             6.1%             3.8%            22.7%           53.2%
                                                        =====            =====            =====

RESULTS OF OPERATIONS
CONTINUED


     The Company's net sales for 1996 (52 weeks) were $2.22 billion, compared to $2.08 billion in 1995 (52 weeks) and $2.16 billion in 1994 (53 weeks). The 1996 results reflected increased net sales of better women's sportswear and DANA BUCHMAN product, as well as increased net sales of the outlet operations, partially offset by lower net sales of dresses. New apparel product lines introduced during 1996 (LIZ & CO. petites; ELISABETH-LIZ & CO.; and dana b. & karen, the casual career offering of the DANA BUCHMAN Division) accounted for $48 million of net sales. The Cosmetics Division's 1996 net sales increased $13 million, reflecting $40 million of sales of the new CURVE for Women and CURVE for Men fragrances, initially shipped in July 1996, partially offset by a decline in net sales of the Company's other fragrance products. The Liz Claiborne shoe business was licensed to a third party as of June 1995; this business accounted for $39 million of 1995 net sales prior to the license. The Company's watch business was licensed to a third party as of June 1996; this business accounted for $1 million of 1996 net sales prior to the license, compared to $8 million in 1995 (see Note 3 of Notes to Consolidated Financial Statements). Approximately 18% of the 1996 net sales increase was attributable to the change in trade terms (from 10% to 8%, the prevailing standard in the industry), effective as of January 1, 1996. As a result of this change, the net sales of the Company's misses and petite sportswear (including LIZ & CO.), Dress, and ELISABETH Divisions increased by approximately 2% over the results they would have reported without the change, with corresponding dollar increases in gross margin and selling, general and administrative ("SG&A") expenses.

     The Company has realigned its better women's sportswear product lines into the Casual Unit (consisting of misses LIZSPORT, LIZWEAR and LIZ & CO. product); the COLLECTION Division (consisting of misses COLLECTION and STUDIO (casual careerwear) product); and the Special Sizes Unit (consisting of ELISABETH sportswear (including ELISABETH-LIZ & CO.) and dresses, and petite LIZSPORT, COLLECTION, LIZWEAR, LIZ & CO. and STUDIO product). The Company's new Special Markets Unit includes the operations of its former Moderate Division, with responsibility for sales of women's sportswear products under the repositioned RUSS, VILLAGER and FIRST ISSUE brands, as well as under the new "upper-moderate" EMMA JAMES brand.

     The 1996 net sales result reflected an 11% increase in the sales of the Company's better women's sportswear lines, comprised of: a 9% increase in the sales of the Casual Unit, to $608 million, due in equal parts to higher unit volume and higher average unit selling prices; a 19% increase in the sales of the Special Sizes Unit, to $410 million, due to a significant increase in unit volume, with 31% of the increase due to the new LIZ & CO. petite line and, to a lesser extent, the additional product required by the Company's new ELISABETH stores (61 at 1996 year end as compared with 51 at 1995 year end), notwithstanding lower net sales of petite COLLECTION product; and a 1% increase in the net sales of the COLLECTION Division, to $210 million, reflecting the inclusion of the expanded STUDIO line, offset by a 12% decrease in the sales of misses COLLECTION product due to weakness in demand. Sales of DANA BUCHMAN product increased 39%, to $189 million, due to higher unit volume, with approximately 45% of the increase relating to the introduction of the dana b. & karen line. Net sales of the outlet operations increased 25%, to $194 million, reflecting improved store productivity and new store openings (82 at 1996 year end as compared with 76 at 1995 year end). Net sales of menswear increased 8%, to $122 million, due to higher unit volume. The 1996 net sales increase was moderated by a 14% decrease in dress sales, to $105 million, due in equal parts to lower unit volume and lower average unit selling prices, reflecting weakness in demand. In late 1994, the Company announced plans to phase out the First Issue retail store business and to close or convert its 77 First Issue locations to other Company-operated retail formats. As of March 1, 1996, the Company completed the phase out; the First Issue stores accounted for $3 million of 1996 net sales (two months), compared to $53 million in 1995 (twelve months) (see
Note 2 of Notes to Consolidated Financial Statements).

     The 1995 net sales result reflected a 9% decline in the sales of the Company's better women's sportswear lines, comprised of: a 13% decrease in the net sales of the COLLECTION Division, to $207 million; a 9% decrease in the net

RESULTS OF OPERATIONS
CONTINUED


sales of the Casual Unit, to $556 million; and a 6% decrease in the net sales of the Special Sizes Unit, to $345 million. These decreases reflected planned unit volume declines and slightly lower average unit selling prices due to product mix, offset by higher unit volume of LIZ & CO. product. The decline in the net sales of the Special Sizes Unit reflected a 4% decrease in sales of ELISABETH product, to $131 million, due to lower off-price sales volume, offset by increased sales to the Company's new ELISABETH stores. Net sales of the Special Markets Unit declined 27%, to $81 million, reflecting a planned unit volume decrease. Also contributing to the net sales result was a 6% decrease in the net sales of accessories, to $175 million, due primarily to lower average unit selling prices, reflecting lower initial selling prices and changes in product mix. The Shoe Division accounted for $39 million of 1995 net sales (six months), compared to $63 million in 1994 (twelve months). These declines were offset in part by a 30% sales increase within the Company's LIZ CLAIBORNE, ELISABETH, DANA BUCHMAN, CLAIBORNE, FIRST ISSUE and international retail stores and leased departments (collectively, the "Retail Operations"), to $195 million, reflecting higher average numbers of domestic retail stores and European retail leased departments. Net sales gains were also posted by DANA BUCHMAN (21%, to $136 million), primarily reflecting higher unit volume as well as slightly higher average unit selling prices, and menswear (11%, to $113 million), due to higher unit volume. Net sales of the outlet operations increased 11%, to $155 million, principally reflecting the opening of new stores (76 at 1995 year end compared with 70 at 1994 year end). The First Issue retail stores accounted for $53 million of 1995 net sales, compared to $64 million in 1994.

     Gross profit margins were 39.5% in 1996, compared to 38.0% in 1995 and 34.9% in 1994. Gross profit dollars increased $86 million, or 10.8%, in 1996 and $35 million, or 4.7%, in 1995. Approximately one-half of the 1996 improvement in gross margin percentage was due to the change in trade terms referred to above. The 1996 gross profit results also reflected higher initial gross margins due in part to an improved air/vessel ratio. Overall margins were favorably impacted by significant margin improvements in the outlet operations, as well as higher margins within, and a higher proportion of net sales represented by, the DANA BUCHMAN Division and the Cosmetics Division (both of which are higher margin businesses). The improvements in gross margin percentage were moderated by lower margins realized on dress sales, lower margins within the Special Markets Unit (principally reflecting the repositioning of the brands), and lower margins within the Company's domestic retail store operations due to higher store markdowns.

     The margin improvement in 1995 generally reflected lower markdowns resulting from lower excess inventory positions, an increase in average unit selling prices realized on close-out merchandise, and slightly lower average unit costs across substantially all of the wholesale apparel divisions. Significant margin gains were realized by the ELISABETH and LIZ & CO. Divisions, as well as the outlet operations. Although women's sportswear margins improved, gross profit dollars declined somewhat, reflecting the lower sales base. Special Markets' margins remained at depressed levels notwithstanding significant improvement over 1994. Overall margins were favorably impacted by the larger percentage of sales represented by the Retail Operations and the DANA BUCHMAN Division (which are higher margin businesses) and the lower percentage of sales represented by the Special Markets Unit (which is a lower margin business). Margins within the Retail Operations declined slightly from 1994 levels, and DANA BUCHMAN margins improved. Margin improvements were partially offset by margin declines within the menswear and jewelry businesses due to a lower proportion of regular price sales, reflecting weakness in demand.

     Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted

RESULTS OF OPERATIONS
CONTINUED


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

     SG&A expenses increased $41 million, or 6.9%, in 1996 over 1995, compared with a decrease of $4 million, or 0.7%, in 1995 over 1994. These expenses represented 28.9% of net sales in 1996, compared to 28.8% in 1995 and 27.9% in 1994. The 1996 dollar increase principally reflected the continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program), the costs of which are being funded through the redeployment of funds generated as a result of the change in trade terms, and the introduction of the new CURVE fragrances. Additional expenses associated with the expansion of the Company's DANA BUCHMAN Division and the Company's domestic retail stores and outlet operations, as well as incremental expenses related to the higher sales volume in certain divisions, contributed to the SG&A increase. This increase was partially offset by lower expense levels as expense reduction initiatives continued during 1996. The Company's former shoe and watch businesses together accounted for approximately $1 million and $10 million of 1996 and 1995 direct expenses, respectively, prior to the license of such businesses to third parties.

     The 1995 SG&A results reflected lower expense levels due to expense reduction initiatives; however, the percentage decrease in the sales of certain divisions slightly outpaced their percentage decreases in expense levels. The 1995 results also reflected increases resulting from the continued expansion of the Company's outlets and Retail Operations, as well as expansion of the DANA BUCHMAN Division and the expansion of in-store retail shop programs at a number of divisions. These results reflected $6 million of direct expenses related to the shoe business in 1995 (six months), compared with $12 million in 1994 (twelve months).

     Investment and other income-net increased on a year-to-year basis by $1.5 million in 1996 and $2.2 million in 1995, reflecting in each case an increase in the Company's investment portfolio of cash equivalents and marketable securities, notwithstanding the Company's ongoing stock repurchase program. The 1996 increase was moderated by various other income and expense items, and the 1995 increase also reflected slightly higher rates of return.

     As a result of the factors described above, the Company's income before provision for income taxes increased on a year-to-year basis 23% in 1996, compared with 55% in 1995. These results included continuing operating losses within the Special Markets Unit and (viewed on a stand alone basis) the Company's Retail Operations. The 1995 improvement reflected the absence of a $30 million charge provided against the 1994 results to cover estimated costs associated with the restructuring of the Retail Operations and the Special Markets Unit, as well as the Company's efforts to streamline operating and administrative functions (see Note 2 of Notes to Consolidated Financial Statements). The provisions for income taxes reflected the changes in pre-tax income and an increase in the effective tax rate in 1995.

     The earnings per common share computations reflected a lower number of average outstanding shares on a period-to-period basis as a result of the Company's ongoing stock repurchase program.

RESULTS OF OPERATIONS
CONTINUED


     Net income expressed as a percentage of net sales was 7.0% in 1996, compared with 6.1% in 1995 and 3.8% in 1994. The 1996 increase was principally due to higher operating margins, offset in part by a higher provision for income taxes as a percentage of sales. The 1994 results reflected the restructuring charge discussed above, which reduced 1994 after-tax net income by $19 million.

     The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. Over the past few years, the Company has licensed a number of product categories to third parties; management is exploring entry into a licensing arrangement covering its cosmetics business. Management believes that ongoing product improvements as well as the Company's stepped up marketing activities will continue to enhance customer and consumer response to its product offerings, resulting in continued growth in sales and earnings in 1997, although any such improvement will be moderated by continuing losses within certain divisions.

Financial Position, Capital Resources and Liquidity

     Net cash provided by operating activities was $238 million in 1996, compared to $222 million in 1995 and $173 million in 1994. The year-to-year increase in 1996 primarily reflects a larger decrease in inventories ($44 million in 1996 compared to $12 million in 1995), higher net income and a larger increase in accounts payable ($25 million in 1996 compared to $0.2 million in 1995), offset by an increase in accounts receivable of $32 million in 1996 compared to a decrease of $34 million in 1995.

     The 1995 increase primarily reflected higher net income, a larger decrease in accounts receivable ($34 million in 1995 compared to $15 million in 1994), a smaller increase in deferred income tax benefits ($0.4 million in 1995 compared to $15 million in 1994) and a $5 million increase in income taxes payable compared to an $8 million decrease in 1994, offset by a decrease in accrued expenses of $1 million compared to an increase in 1994 (including accruals associated with the restructuring charge) of $59 million.

     Net cash provided by investing activities was $156 million in 1996, compared to net cash used in investing activities of $134 million in 1995 and $131 million in 1994. The fluctuations in net cash provided by and used in investing activities are related to the net disposals of investments of $176 million in 1996, compared to net purchases of $118 million in 1995 and $60 million in 1994, and the lower level of capital expenditures on a year-to-year basis in both 1996 and 1995. The 1996 to 1995 comparisons were also affected by the cash proceeds from the sale of certain assets from the Company's former shoe business in 1995.

     Net cash used in financing activities was $123 million in 1996, compared to $104 million in 1995 and $75 million in 1994. The changes in net cash used in financing activities principally reflects the amount expended in the Company's stock repurchase program, partially offset in 1996 by the proceeds from exercise of stock options. As of March 4, 1997, the Company had expended or committed to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $624 million of the $675 million authorized under its stock repurchase program, covering an aggregate of 22.2 million shares.

RESULTS OF OPERATIONS
CONTINUED


     The decrease in 1996 year end inventory levels over the prior year end reflected later receipt of spring merchandise across substantially all of the Company's wholesale apparel divisions and a reduction of ongoing inventory levels within the outlet operations. Lower average inventory levels had a positive impact on the Company's 1996 inventory turnover rate.

     The Company's anticipated capital expenditures for 1997 currently approximate $70 million. These expenditures consist primarily of the expansion of the Company's distribution facilities, including certain building and equipment expenses and renovation of New York showrooms and offices. The Company has recently completed the planning stages of a significant information systems upgrade project, which will involve substantial changes to the Company's present hardware and software systems which the Company expects to provide certain competitive benefits and allow the information systems to be "Year 2000" compliant. Management currently expects that full implementation of this project will involve a commitment of approximately $45-$60 million over the next three years; approximately $17 million of such amount is included in the Company's $70 million anticipated capital expenditures for 1997 referred to above. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions, were $270 million at year end 1996 and 1995. The Company expects to be able to adjust these lines as required.

     Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of fiscal 1997, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1996 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks". The Company has introduced a new upper-moderate label and has repositioned its moderate brands under its recently designated Special Markets Unit. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion. The Company's efforts to date within the moderate market (which is generally a lower margin business) have not been profitable.

Inflation

     The rate of inflation over the past few years has not had a significant impact on the Company's sales and profitability.


Item 8. Financial Statements and Supplementary Data.

     Information called for by this Item 8 is included following the "Index to Consolidated Financial Statement Schedules" appearing at the end of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

     Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation aG (the "Company's 1997 Proxy Statement").


Item 11. Executive Compensation.

     Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1997 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1997 Proxy Statement.


Item 13. Certain Relationships and Related Transactions.

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 1997 Proxy Statement.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements.


                                                                                           PAGE REFERENCE
                                                                                           1996 FORM 10-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                         F-2

FINANCIAL STATEMENTS
  Consolidated Balance Sheets of December 28, 1996
   and December 30, 1995                                                                         F-3

  Consolidated Statements of Income for the
   Three Fiscal Years Ended December 28, 1996                                                    F-4

  Consolidated Statements of Stockholders' Equity
   for the Three Fiscal Years Ended December 28, 1996                                            F-5 to F-6

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended December 28, 1996                                                    F-7

  Notes to Consolidated Financial Statements                                                     F-8 to F-19

UNAUDITED QUARTERLY RESULTS                                                                      F-20


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

----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                Description
-------                                              -----------
10(c)+            -        Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock Option
                           Plan (the "1984 Option Plan") (incorporated herein by reference from
                           Exhibit 10(nn) to Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 29, 1984).

10(c)(i)+         -        Amended Form of Option Agreement under the 1984 Option Plan
                           (incorporated herein by reference from Exhibit 10(e)(i) to the 1992
                           Annual Report).

10(d)+            -        Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit 10(f) to the
                           1989 Annual Report).

10(d)(i)+         -        Trust Agreement dated as of July 1, 1994, between Liz Claiborne,
                           Inc. and IDS Trust Company (incorporated herein by reference from
                           Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the
                           period ended July 2, 1994).

10(e)+            -        Amendment Nos. 1 and 2 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to the 1992 Annual Report).

10(e)(i)+         -        Amendment Nos. 3 and 4 to the Savings Plan (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form
                           10-K for the fiscal year ended December 26, 1993 [the "1993 Annual
                           Report"]).

10(e)(ii)+        -        Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+*      -        Amendment No. 6 to the Savings Plan.

10(e)(iv)+*       -        Amendment No. 7 to the Savings Plan.

10(f)+            -        Amended and Restated Liz Claiborne Profit-Sharing Retirement Plan
                           (the "Profit-Sharing Plan") (incorporated herein by reference from
                           Exhibit 10(h) to the 1992 Annual Report).

10(g)             -        Trust Agreement related to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+         -        Amendment Nos. 1 and 2 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual
                           Report).

10(g)(ii)+        -        Amendment No. 3 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended October 1, 1994).

10(g)(iii)+       -        Amendment No. 4 to the Profit-Sharing Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended July 1, 1995).

10(g)(iv)+*       -        Amendment No. 5 to the Profit-Sharing Plan.


----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                Description
-------                                              -----------
10(h)             -        Collective Bargaining Agreement, dated June 1, 1994, between New
                           York Skirt and Sportswear Association, Inc. (of which Registrant is a member) and Amalgamated Ladies' Garment Cutters' Union, Local 10,
                           I.L.G.W.U. and Blouse, Skirt, Sportswear, Children's Wear & Allied
                           Workers' Union, Local 23-25, I.L.G.W.U. (incorporated herein by reference from Exhibit 10(h) to Registrant's Annual Report on Form
                           10-K for Fiscal Year ended December 28, 1995 (the "1995 Annual
                           Report").

10(i)+            -        Executive Liability and Indemnification Policy No. 81035379F, with
                           Chubb Group of Insurance Companies (the "Insurance Policy")
                           (incorporated herein by reference from Exhibit 10(l) to Registrant's
                           Annual Report on Form 10-K for Fiscal Year ended December 31, 1994
                           (the "1994 Annual Report").

10(i)(i)+*        -        Summary of Extension of the Insurance Policy.

10(j)*            -        Excess Coverage Directors and Officers Liability Insurance Policy
                           No. 483-73-56, with National Union Fire Insurance Company of
                           Pittsburgh, PA.

10(k)+*           -        Description of 1996 Salaried Employee Incentive Bonus Plan.

10(l)             -        Lease, dated as of January 1, 1990 for premises located at 1441
                           Broadway, New York, New York between Registrant and
                           Lechar Realty Corp. (incorporated herein by reference
                           from Exhibit 10(n) to the Registrant's Annual Report
                           on Form 10-K for the fiscal year ended December 29,
                           1990).

10(m)+            -        Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991
                           Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                           (incorporated herein by reference from Exhibit 10(m) to the 1995
                           Annual Report).

10(m)(i)+*        -        Form of Option Agreement under the Outside Directors' 1991 Plan.

10(n)+            -        Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                           (incorporated herein by reference from Exhibit 10(p) to the 1991
                           Annual Report).

10(n)(i)+         -        Amendment No. 1 to the 1992 Plan (incorporated herein by reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(o)+            -        Form of Option Agreement under the 1992 Plan for premium-priced options (incorporated herein by reference from Exhibit 10(q) to the
                           1992 Annual Report).

10(p)+            -        Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                           Report).

10(q)+*           -        Form of Option Grant Certificate under the 1992 Plan.

10(r)+            -        Form of Restricted Career Share Agreement under the 1992 Plan
                           (incorporated herein by reference from Exhibit 10(a) to Registrant's
                           Quarterly Report of Form 10-Q for the period ended September 30,
                           1995).


----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                Description
-------                                              -----------
10(s)+            -        Description of unfunded deferred compensation arrangement for Jerome
                           A. Chazen (incorporated herein by reference from Exhibit 10(s) to the 1992 Annual Report).

10(t)+*           -        Description of Supplemental Life Insurance Plans.

10(u)+            -        Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(v)+            -        Form of the Liz Claiborne ss.162(m) Cash Bonus Plan
                           (incorporated herein by reference from Exhibit 10(v) to the
                           1994 Annual Report).

10(w)+*           -        Liz Claiborne, Inc. Supplemental Executive Retirement Plan (As amended and restated effective as of January 1, 1997).

10(x)+*           -        The Liz Claiborne, Inc. Bonus Deferral Plan.

10(y)+            -        Employment Agreement dated as of May 9, 1994, between Registrant and
                           Paul R. Charron (the "Employment Agreement") (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended April 2, 1994).

10(y)(i)+         -        Amendment to the Employment Agreement, dated as of November 20,
                           1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(y)(ii)+*       -        Amendment to the Employment Agreement, dated as of September 19,
                           1996, between Registrant and Paul R. Charron (including the Liz
                           Claiborne Retirement Income Accumulation Plan for the benefit of
                           Mr. Charron).

10(z)+*           -        Employment Agreement dated as of September 26, 1996 between
                           Registrant and Denise V. Seegal.

10(aa)*           -        Agreements dated as of May 15, 1996 and May 17, 1996, between
                           Registrant and Jerome A. Chazen.

21*               -        List of Registrant's Subsidiaries.

23*               -        Consent of Independent Public Accountants.

27*               -        Financial Data Schedule.

99*               -        Undertakings.


(b)      Reports on Form 8-K.

                  Not applicable.


----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                  LIZ CLAIBORNE, INC.

                                  By /s/ Samuel M. Miller
                                     -------------------------------------------
                                      Samuel M. Miller,
                                      Senior Vice President-Finance,
                                      Chief Financial Officer/
                                      Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 1997.

    Signature                                     Title
    ---------                                     -----

/s/Paul R. Charron                Chairman of the Board, Chief Executive Officer
----------------------------      and Director/Principal Executive Officer
   Paul R. Charron


/s/Denise V. Seegal
----------------------------
   Denise V. Seegal               President


/s/Lee Abraham
----------------------------
   Lee Abraham                    Director


/s/Eileen H. Bedell
----------------------------
   Eileen H. Bedell               Director


/s/Jerome A. Chazen
----------------------------
   Jerome A. Chazen               Director


/s/Ann M. Fudge
----------------------------
   Ann M. Fudge                   Director


/s/J. James Gordon
----------------------------
   J. James Gordon                Director


/s/Kenneth P. Kopelman
----------------------------
   Kenneth P. Kopelman            Director


/s/Kay Koplovitz
----------------------------
   Kay Koplovitz                  Director


/S/Paul E. Tierney, Jr.
----------------------------
   Paul E. Tierney, Jr.           Director

                                                                           INDEX


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page
                                                                        Number
                                                                        ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2


FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  December 28, 1996 and December 30, 1995                                F-3

 Consolidated Statements of Income for the
  Three Fiscal Years Ended December 28, 1996                             F-4

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended December 28, 1996                  F-5 to F-6

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended December 28, 1996                     F-7

 Notes to Consolidated Financial Statements                          F-8 to F-19


UNAUDITED QUARTERLY RESULTS                                              F-20


NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
New York, New York
February 14, 1997

CONSOLIDATED BALANCE SHEETS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA                                               DECEMBER 28, 1996        DECEMBER 30, 1995
                                                                                         -----------------        -----------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                                  $   322,881              $    54,722
    Marketable securities                                                                          205,855                  383,128
    Accounts receivable - trade                                                                    158,168                  126,053
    Inventories                                                                                    349,427                  393,363
    Deferred income tax benefits                                                                    31,555                   30,235
    Other current assets                                                                            74,212                   77,710
                                                                                               -----------              -----------
         Total current assets                                                                    1,142,098                1,065,211
                                                                                               -----------              -----------

 PROPERTY AND EQUIPMENT - NET                                                                      223,284                  239,467
 OTHER ASSETS                                                                                       17,368                   24,565
                                                                                               -----------              -----------
                                                                                               $ 1,382,750              $ 1,329,243
                                                                                               ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                                           $   163,666              $   138,800
    Accrued expenses                                                                               151,245                  155,449
    Income taxes payable                                                                            10,762                   12,648
                                                                                               -----------              -----------
        Total current liabilities                                                                  325,673                  306,897
                                                                                               -----------              -----------

 LONG-TERM DEBT                                                                                        996                    1,115
 DEFERRED INCOME TAXES                                                                               8,253                    7,722
 COMMITMENTS AND CONTINGENCIES
 PUT WARRANTS                                                                                       27,336                   25,283
 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized shares-
       50,000,000, issued shares-none                                                                   --                       --
     Common stock, $1 par value, authorized shares -
       250,000,000, issued shares - 88,218,617                                                      88,219                   88,219
     Capital in excess of par value                                                                 38,577                   35,075
     Retained earnings                                                                           1,382,247                1,255,325
     Cumulative translation adjustment                                                              (4,311)                  (1,256)
                                                                                               -----------              -----------
                                                                                                 1,504,732                1,377,363
     Common stock in treasury, at cost - 17,212,585
       shares in 1996 and 14,526,922 shares in 1995                                               (484,240)                (389,137)
                                                                                               -----------              -----------

          Total stockholders' equity                                                             1,020,492                  988,226
                                                                                               -----------              -----------
                                                                                               $ 1,382,750              $ 1,329,243
                                                                                               ===========              ===========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
LIZ CLAIBORNE, INC. AND SUBSIDIARIES                                                              FISCAL YEARS ENDED
                                                                              ------------------------------------------------------
                                                                                (52 WEEKS)           (52 WEEKS)           (53 WEEKS)
ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER COMMON SHARE DATA                  DECEMBER 28,         DECEMBER 30,         DECEMBER 31,
                                                                                      1996                 1995                 1994
                                                                              ------------         ------------         ------------
NET SALES                                                                       $2,217,518           $2,081,630           $2,162,901
  Cost of goods sold                                                             1,341,083            1,290,929            1,407,694
                                                                                ----------           ----------           ----------
GROSS PROFIT                                                                       876,435              790,701              755,207
  Selling, general and administrative expenses                                     641,720              600,471              604,421
  Restructuring charge                                                                  --                   --               30,000
                                                                                ----------           ----------           ----------
OPERATING INCOME                                                                   234,715              190,230              120,786
  Investment and other income - net                                                 14,350               12,884               10,663
                                                                                ----------           ----------           ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                           249,065              203,114              131,449
  Provision for income taxes                                                        93,400               76,200               48,600
                                                                                ----------           ----------           ----------
NET INCOME                                                                      $  155,665           $  126,914           $   82,849
                                                                                ==========           ==========           ==========


NET INCOME PER COMMON SHARE                                                     $     2.15           $     1.69           $     1.06
                                                                                ==========           ==========           ==========

DIVIDENDS PAID PER COMMON SHARE                                                 $      .45           $      .45           $      .45
                                                                                ==========           ==========           ==========


          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                Common Stock
                                            ---------------------  Capital in                  Cumulative       Common
                                             Number of              Excess of       Retained  Translation     Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                 Shares     Amount   Par Value       Earnings   Adjustment     Treasury        Total
                                            ----------    -------  ----------     ----------  -----------    ---------     --------
BALANCE, DECEMBER 25, 1993                  88,218,617    $88,219     $56,699     $1,123,413     $(1,279)    $(288,761)    $978,291
  Effect of a change in accounting
     for available-for-sale securities,
     net of tax                                     --         --          --          2,848          --            --        2,848
  Net income                                        --         --          --         82,849          --            --       82,849
  Exercise of stock options and
     related tax benefits                           --         --          15           (134)         --           431          312
  Cash dividends paid                               --         --          --        (35,304)         --            --      (35,304)
  Adjustment to unrealized gains
     (losses) on available-for-sale
     securities, net of tax                         --         --          --         (6,787)         --            --       (6,787)
  Translation adjustment                            --         --          --             --        (358)           --         (358)
  Purchase of 1,960,300 shares of
     common stock                                   --         --          --             --          --       (39,591)     (39,591)
  Issuance of common stock under
     restricted stock and employment
     agreements, net                                --         --          --         (2,035)         --         2,759          724
                                           -----------    -------     -------    -----------     -------     ---------    ---------

BALANCE, DECEMBER 31, 1994                  88,218,617     88,219      56,714      1,164,850      (1,637)     (325,162)     982,984

  Net income                                        --         --          --        126,914          --            --      126,914
  Exercise of stock options and
     related tax benefits                           --         --          27           (132)         --           659          554
  Cash dividends paid                               --         --          --        (33,627)         --            --      (33,627)
  Proceeds from sale of put warrants                --         --       3,617             --          --            --        3,617
  Reclassification of put warrant
     obligations                                    --         --     (25,283)            --          --            --      (25,283)
  Adjustment to unrealized gains
     (losses) on available-for-sale
     securities, net of tax                         --         --          --          4,549          --            --        4,549
  Translation adjustment                            --         --          --             --         381            --          381
  Purchase of 3,749,900 shares of
     common stock                                   --         --          --             --          --       (74,800)     (74,800)
  Issuance of common stock under
     restricted stock and employment
     agreements, net                                --         --          --         (7,229)         --        10,166        2,937
                                           -----------    -------     -------    -----------     -------     ---------    ---------

BALANCE, DECEMBER 30, 1995                  88,218,617     88,219      35,075      1,255,325      (1,256)     (389,137)     988,226


CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (CONTINUED)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                Common Stock
                                            ---------------------  Capital in                  Cumulative       Common
                                             Number of              Excess of       Retained  Translation     Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                 Shares     Amount   Par Value       Earnings   Adjustment     Treasury        Total
                                            ----------    -------  ----------     ----------  -----------    ---------     --------
BALANCE, DECEMBER 30, 1995                  88,218,617    $88,219     $35,075     $1,255,325     $(1,256)    $(389,137)    $988,226

  Net income                                        --         --          --        155,665          --            --      155,665
  Exercise of stock options and
     related tax benefits                           --         --       1,719          1,778          --        11,070       14,567
  Cash dividends paid                               --         --          --        (32,318)         --            --      (32,318)
  Proceeds from sale of put warrants                --         --       3,836             --          --            --        3,836
  Reclassification of put warrant
     obligations, net                               --         --      (2,053)            --          --            --       (2,053)
  Adjustment to unrealized gains
     (losses) on available-for-sale
     securities, net of tax                         --         --          --           (991)         --            --         (991)
  Translation adjustment                            --         --          --             --      (3,055)           --       (3,055)
  Purchase of 3,211,462 shares of
     common stock                                   --         --          --             --          --      (107,617)    (107,617)
  Issuance of common stock under
     restricted stock and employment
     agreements, net                                --         --          --          2,788          --         1,444        4,232
                                           -----------    -------     -------    -----------     -------     ---------    ---------

BALANCE, DECEMBER 28, 1996                  88,218,617    $88,219     $38,577     $1,382,247     $(4,311)    $(484,240)   $1,020,492
                                           ===========    =======     =======    ===========     =======     =========    =========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                               FISCAL YEARS ENDED
LIZ CLAIBORNE, INC. AND SUBSIDIARIES                                               -------------------------------------------------
                                                                                     (52 WEEKS)        (52 WEEKS)        (53 WEEKS)
                                                                                   DECEMBER 28,      DECEMBER 30,      DECEMBER 31,
ALL DOLLAR AMOUNTS IN THOUSANDS                                                            1996              1995              1994
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 155,665         $ 126,914         $  82,849
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                      42,850            39,043            35,039
      Other-net                                                                           6,452             7,524               513
      Change in current assets and liabilities:
        (Increase) decrease in accounts receivable - trade                              (32,115)           33,713            14,669
         Decrease in inventories                                                         43,936            12,362            13,590
        (Increase) in deferred income tax benefits                                         (676)             (416)          (15,169)
        Decrease (increase) in other current assets                                       3,498              (846)           (7,809)
         Increase (decrease) in accounts payable                                         24,866               219            (2,545)
        (Decrease) increase in accrued expenses                                          (4,204)           (1,475)           59,159
        (Decrease) increase in income taxes payable                                      (1,886)            4,754            (7,653)
                                                                                      ---------         ---------         ---------
            Net cash provided by operating activities                                   238,386           221,792           172,643
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                                                (348,646)         (344,626)         (181,739)
    Disposals of investment instruments                                                 524,323           227,119           121,713
    Purchases of property and equipment                                                 (23,337)          (34,357)          (70,594)
    Purchase of trademarks                                                                   --            (2,595)           (3,193)
    Proceeds from sale of certain shoe division assets                                       --            17,872                --
    Other-net                                                                             3,828             2,102             2,935
                                                                                      ---------         ---------         ---------
            Net cash provided by (used in) investing activities                         156,168          (134,485)         (130,878)
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                            (119)             (112)             (107)
    Proceeds from exercise of common stock options                                       12,878               537               297
    Dividends paid                                                                      (32,318)          (33,627)          (35,304)
    Purchase of common stock, net of put warrant premiums                              (103,781)          (71,183)          (39,591)
                                                                                      ---------         ---------         ---------
            Net cash used in financing activities                                      (123,340)         (104,385)          (74,705)
                                                                                      ---------         ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (3,055)              381              (361)
                                                                                      ---------         ---------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 268,159           (16,697)          (33,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           54,722            71,419           104,720
                                                                                      ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 322,881         $  54,722         $  71,419
                                                                                      =========         =========         =========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Liz Claiborne, Inc. is primarily engaged in the design and marketing of a broad range of apparel, accessories and fragrances. The Company's products are sold principally in the United States. The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related notes. Actual results could differ from those estimates.


CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.


MARKETABLE SECURITIES

Investments are stated at market in accordance with Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company at the beginning of the 1994 fiscal year. Gains and losses on investment transactions are recognized in income based on settlement dates. Unrealized gains and losses are included in retained earnings until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned.


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


FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FOREIGN EXCHANGE FORWARD AND OPTION CONTRACTS

The Company enters into foreign exchange forward and option contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in fiscal 1996, 1995 and 1994. As of December 28, 1996, the Company had forward contracts maturing through May 1997 to sell 6,000,000 Canadian dollars and option contracts to sell 5,000,000 Canadian dollars and 1,000,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $9,800,000 at year-end 1996, as compared with approximately $35,000,000 at year-end 1995. Unrealized gains and losses for outstanding foreign exchange forward and option contracts were not material at December 28, 1996 and December 30, 1995.

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

FISCAL YEAR

In 1994, the Company changed its fiscal year to the Saturday closest to December 31 from the last Saturday in December. This change had no effect on the 1994, 1995 or 1996 year end date. The 1996 and 1995 fiscal years each reflect a 52-week period, while the 1994 fiscal year reflects a 53-week period.


NOTE 2
RESTRUCTURING CHARGE

In December 1994, the Company recorded a $30.0 million restructuring charge. The amount included $16.8 million related to the phase out of its First Issue business, $10.2 million for the streamlining of operating and administrative functions and $3.0 million for the restructuring of its Moderate Division. Principal items included in the charge were estimated contract termination costs, severance and related benefits for staff reductions, losses on contracts and write-off of certain assets. This charge reduced net income by $18.9 million, or $.24 per common share, in the fourth quarter of 1994. Expenditures charged to the reserve consisted of $12.3 million related to severance costs, $11.0 million to losses on contracts and write-off of certain assets and $6.7 million to other miscellaneous costs. The process of streamlining operating and administrative functions is continuing and the costs are currently being charged through operations. First Issue accounted for $3.2 million of 1996 net sales, as compared with $53.3 million in 1995 and $63.9 million in 1994, and incurred operating losses of $.7 million in 1996, $8.9 million in 1995 and $17.3 million in 1994. The conversion of the Company's First Issue retail stores to other Company-operated formats was completed during the first quarter of 1996.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 3
LICENSE AGREEMENT

Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. In 1996, the Company also licensed its watch business. The Shoe and Watch Divisions had combined net sales of $47.1 million in 1995 and $62.7 million in 1994. The operating results of the shoe and watch businesses for each period were not material to the Company's overall operating results.


NOTE 4
MARKETABLE SECURITIES

The following are summaries of available-for-sale marketable securities and maturities:

                                                                                       DECEMBER 28, 1996
                                                                --------------------------------------------------------------------
                                                                                          Gross Unrealized
                                                                                   -----------------------------          Estimated
(DOLLARS IN THOUSANDS)                                             Cost              Gains               Losses           Fair Value
----------------------                                             ----              -----               ------           ----------
Tax exempt notes and bonds ...........................          $ 354,392          $     357           $    (288)          $ 354,461
Commercial paper .....................................            148,651                 --                  --             148,651
U.S. & foreign government securities .................             12,877                 74                (272)             12,679
Collateralized mortgage obligations ..................              7,112                 --                (442)              6,670
                                                                ---------          ---------           ---------           ---------
                                                                  523,032                431              (1,002)            522,461
Equity securities ....................................                236                 --                 (39)                197
                                                                ---------          ---------           ---------           ---------
                                                                $ 523,268          $     431           $  (1,041)          $ 522,658
                                                                =========          =========           =========           =========


                                                                                        DECEMBER 30, 1995
                                                                --------------------------------------------------------------------
                                                                                          Gross Unrealized
                                                                                   -----------------------------          Estimated
(DOLLARS IN THOUSANDS)                                             Cost              Gains               Losses           Fair Value
----------------------                                             ----              -----               ------           ----------
Tax exempt notes and bonds ...........................          $ 409,763          $   1,285           $     (86)          $ 410,962
U.S. & foreign government securities .................             12,124                187                (129)             12,182
Collateralized mortgage obligations ..................              7,118                 --                (231)              6,887
                                                                ---------          ---------           ---------           ---------
                                                                  429,005              1,472                (446)            430,031
Equity securities ....................................              1,721                 --                  --               1,721
                                                                ---------          ---------           ---------           ---------
                                                                $ 430,726          $   1,472           $    (446)          $ 431,752
                                                                =========          =========           =========           =========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                             DECEMBER 28, 1996
                                                            --------------------
                                                                      Estimated
(DOLLARS IN THOUSANDS)                                        Cost    Fair Value
----------------------                                        ----    ----------
Due in one year or less ................................    $365,376   $364,931
Due after one year through three years .................     152,308    152,486
Due after three years ..................................       5,348      5,044
                                                            --------   --------
                                                             523,032    522,461
Equity securities ......................................         236        197
                                                            --------   --------
                                                            $523,268   $522,658
                                                            ========   ========


These investments include $316,606,000 in 1996 of tax exempt notes and bonds and commercial paper and $46,903,000 in 1995 of tax exempt notes and bonds which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

For the fiscal years 1996, 1995 and 1994, gross realized gains on available-for-sale securities totaled $1,881,000, $956,000 and $674,000, respectively, and gross realized losses totaled $491,000, $1,167,000 and $412,000, respectively. The adjustment to unrealized gains and losses on available-for-sale securities which was included in retained earnings was a charge of $991,000 (net of $645,000 in deferred income taxes) and a credit of $4,549,000 (net of $2,729,000 in deferred income taxes) in fiscal 1996 and 1995, respectively.


NOTE 5
INVENTORIES

Inventories are summarized as follows:

                                                DECEMBER 28,        DECEMBER 30,
(DOLLARS IN THOUSANDS)                                  1996                1995
----------------------
--------------------------------------------------------------------------------
Raw materials ..........................            $ 28,198            $ 41,972
Work in process ........................              17,209              17,018
Finished goods .........................             304,020             334,373
                                                    --------            --------
                                                    $349,427            $393,363
                                                    ========            ========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 6
PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       DECEMBER 28,  DECEMBER 30,
(DOLLARS IN THOUSANDS)                                         1996          1995
----------------------
--------------------------------------------------------------------------------
Land and buildings ...................................     $124,125     $124,195
Machinery and equipment ..............................      138,620      137,847
Furniture and fixtures ...............................       55,022       52,848
Leasehold improvements ...............................      126,956      127,422
                                                           --------     --------
                                                            444,723      442,312
Less-accumulated depreciation and amortization .......      221,439      202,845
                                                           --------     --------
                                                           $223,284     $239,467
                                                           ========     ========

The Company's land and building located in Mount Pocono, Pennsylvania is pledged as collateral against long-term debt of $996,000.

NOTE 7
INCOME TAXES

The provisions for income taxes are as follows:

                                                  FISCAL YEARS ENDED
                                     -------------------------------------------
                                       (52 WEEKS)     (52 WEEKS)     (53 WEEKS)
                                     DECEMBER 28,   DECEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                       1996           1995            1994
----------------------
--------------------------------------------------------------------------------
Current:
     Federal .....................       $ 76,898       $ 57,617       $ 48,117
     Foreign .....................          2,055          3,003          1,962
     State and local .............         14,300          9,300          8,950
                                         --------       --------       --------
                                           93,253         69,920         59,029
Deferred - net ...................            147          6,280        (10,429)
                                         --------       --------       --------
                                         $ 93,400       $ 76,200       $ 48,600
                                         ========       ========       ========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude $1,719,000 in 1996, $27,000 in 1995 and $15,000 in 1994, arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                                                     FISCAL YEARS ENDED
                                                                                     -----------------------------------------------
                                                                                       (52 WEEKS)        (52 WEEKS)       (53 WEEKS)
                                                                                     DECEMBER 28,      DECEMBER 30,     DECEMBER 31,
                                                                                             1996              1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Federal tax provision at statutory rate ......................................              35.0%             35.0%            35.0%
State and local income taxes, net of federal benefit .........................               3.7               3.0              4.4
Tax-exempt interest income ...................................................              (2.7)             (3.2)            (2.3)
Other-net ....................................................................               1.5               2.7             (0.1)
                                                                                            ----              ----             ----
                                                                                            37.5%             37.5%            37.0%
                                                                                            ====              ====             ====

The components of net deferred taxes arising from temporary differences as of December 28, 1996 and December 30, 1995 are as follows:

(DOLLARS IN THOUSANDS)                                                   DECEMBER 28, 1996                   DECEMBER 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                      DEFERRED         DEFERRED          DEFERRED          DEFERRED
                                                                     TAX ASSET    TAX LIABILITY         TAX ASSET     TAX LIABILITY
Inventory valuation .........................................         $ 13,301         $     --          $ 14,235          $     --
Unremitted earnings from foreign subsidiaries ...............               --           14,342                --            13,481
Restructuring liability .....................................               --               --             4,988                --
Accounts receivable valuation ...............................            5,805               --             5,486                --
Unrealized investment losses/(gains) ........................              229               --              (384)               --
Depreciation ................................................               --           (5,933)               --            (7,430)
Other-net ...................................................           12,220             (156)            5,910             1,671
                                                                      --------         --------          --------          --------
                                                                      $ 31,555         $  8,253          $ 30,235          $  7,722
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 8
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space, computers and other equipment under various noncancellable operating lease agreements which expire through December 2013. Rental expense for 1996, 1995 and 1994 was approximately $74,685,000, $74,902,000 and $67,208,000, respectively.

At December 28, 1996, the minimum aggregate rental commitments are as follows:

                                           (DOLLARS IN THOUSANDS)                                            (DOLLARS IN THOUSANDS)
FISCAL YEAR                                      OPERATING LEASES     FISCAL YEAR                               OPERATING LEASES
------------------------------------------------------------------------------------------------------------------------------------
1997..................................................... $52,365    2000.............................................. $ 43,884
1998.....................................................  49,303    2001 .............................................   43,200
1999.....................................................  45,967    Thereafter........................................  107,646

Certain rental commitments have renewal options extending through the year 2029. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of outlet and retail leases, the gross sales of the individual stores above base levels.

At December 28, 1996, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $625,727,000.

In 1996, in connection with its stock repurchase program, the Company sold put warrants on 1.25 million shares of common stock in privately negotiated transactions based on the then-current market price of the common stock. The warrants give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. In 1996, warrants on
1.5 million shares of common stock expired unexercised or were terminated. Warrants on an additional 750,000 shares remained outstanding at December 28, 1996; if exercised, these warrants will require the Company to purchase up to 750,000 shares of its common stock at various dates in 1997. In 1995, the Company sold put warrants on 2.0 million shares of common stock. As of December 30, 1995, warrants on 1.0 million shares of common stock had expired unexercised and warrants on an additional 1.0 million shares remained outstanding, and expired at various dates in 1996. The proceeds from the sale of put warrants of $3.8 million in 1996 and $3.6 million in 1995 have been recorded in capital in excess of par value. The Company's potential obligations of $27.3 million in 1996 and $25.3 million in 1995 to buy back 750,000 and 1.0 million shares, respectively, of common stock have been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheets.

In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter
11. In 1996 and 1995, three corporate groups of department store customers accounted for 18%, 17% and 11%, respectively, of net sales. In 1994, two corporate groups of department store customers accounted for 17% and 11%, respectively, of net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 28, 1996.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 9
LINES OF CREDIT

As of December 28, 1996, the Company had bank lines of credit aggregating $270,000,000 which were available to cover letters of credit issued by the banks.

At December 28, 1996 and December 30, 1995, the Company had outstanding letters of credit of $195,567,000 and $210,145,000, respectively.


NOTE 10
STOCK PLANS

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans, which are described below. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


(Dollars in thousands except per common share data)                                     DECEMBER 28,                    DECEMBER 30,
                                                                                                1996                            1995
------------------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported ......................................................                     $   155,665                     $   126,914
  Pro forma ........................................................                     $   153,918                     $   125,960

Earnings per share:
  As reported ......................................................                     $      2.15                     $      1.69
  Pro forma ........................................................                     $      2.13                     $      1.68


For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 1% for both years, expected volatility of 34% and 35%, risk free interest rates of 5.4% and 7.8% and expected lives of four years.

In February 1984 and March 1992, the Company adopted plans under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans' administrative committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon merger of the Company or the happening of certain other events. Options and rights may not be transferred during the lifetime of a holder.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Awards under the 1992 plan may also be made in the form of incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. To date, no stock appreciation rights, incentive stock options, dividend equivalent rights or performance shares have been granted under the plan. Exercise prices for awards under the plan are determined by the committee; to date, all stock options have been granted at an exercise price not less than the quoted market value of the underlying shares on the date of grant.

The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At December 28, 1996, there were available for future grant 1,968,666 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 plan has expired; awards made thereunder prior to its termination remain in effect in accordance with their terms.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended December 28, 1996 are summarized as follows:


                                         1996                                 1995                                 1994
                             -----------------------------        -----------------------------       ------------------------------
                                          WEIGHTED AVERAGE                     WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                SHARES      EXERCISE PRICE           SHARES      EXERCISE PRICE           SHARES      EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year.........   2,581,870              $26.82        2,450,421              $32.06        3,728,249              $36.06
Granted...................     726,900               27.73        1,085,875               17.32          123,000               22.39
Exercised.................    (486,484)              26.74          (30,502)              25.48          (13,496)              22.00
Cancelled.................    (646,363)              29.56         (923,924)              29.57       (1,387,332)              42.07
                             ---------              ------        ---------              ------       ----------              ------

End of year...............   2,175,923              $26.34        2,581,870              $26.83        2,450,421              $32.06
                             =========              ======        =========              ======       ==========              ======

Exercisable at
  end of year.............     493,098              $30.87          829,253              $35.19        1,019,674              $33.90
                             =========              ======        =========              ======       ==========              ======


Weighed average fair
value of options granted
during the year...........                           $8.93                                $6.43                                   --
------------------------------------------------------------------------------------------------------------------------------------

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The following table summarizes information about options outstanding at December 28, 1996:


                              OPTIONS OUTSTANDING                                                       OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------       ----------------------------------------
                                             Weighted Average
       Range of             Outstanding             Remaining        Weighted Average       Exercisable at          Weighted Average
Exercise Prices        at Dec. 28, 1996      Contractual Life          Exercise Price        Dec. 28, 1996            Exercise Price
---------------        ----------------      ----------------      ------------------       --------------        ------------------
$15.00 - $25.00               1,108,479             5.6 years                  $19.08              239,536                    $20.06
 25.01 -  35.00                 635,749             8.8 years                   27.23               12,624                     30.31
 35.01 -  60.00                 431,695             3.4 years                   43.68              240,938                     41.64

------------------------------------------------------------------------------------------------------------------------------------

$15.00 - $60.00               2,175,923             6.1 years                  $26.34              493,098                    $30.87

------------------------------------------------------------------------------------------------------------------------------------

On January 9, 1997, nonqualified options to acquire 752,235 shares of common stock were granted to officers and other key employees with an exercise price of $38.75.

In January 1996 and June 1995, the committee granted 43,500 and 416,000 shares, respectively, of common stock to a group of key executives. As of December 28, 1996, 415,500 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on December 20, 2004. The expiration of the restrictions may be accelerated if the total return of the common stock exceeds that of a predetermined group of competitors or upon the happening of certain other events. The unearned compensation is being amortized over a period of three years in anticipation of the accelerated expiration of the restrictions.

In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the happening of certain other events. In 1996, one-third of the then 65,000 unvested restricted shares (or 21,665 shares) vested in accordance with the accelerated vesting provisions of the employment agreement. The remaining shares vest at the rate of 6,667 shares of common stock per year through the year 2000 and 10,000 shares in the year 2001. The unearned compensation related to all restricted stock grants as of December 28, 1996 and December 30, 1995 was $4,622,000 and $6,933,000, respectively, and is included in retained earnings on the consolidated balance sheets.

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At December 28, 1996, 50,000 of these options remained outstanding; they will become exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1996, 2,872 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 1,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006.


NOTE 11
PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED COMPENSATION PLANS

The Company's noncontributory, defined contribution profit-sharing retirement plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs, except that for employees commencing employment after December 31, 1996, vesting will be on a "cliff" (100%) basis after a period of five years of service. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1996, 1995 and 1994 plan contribution expense, which is included in selling, general and administrative expenses, was $5,590,000, $5,572,000 and $6,166,000, respectively.

The Company's 401(k) savings plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of their salary on a before-tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution (equal to 50% of the first 5% contributed by the participant) begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs. The Company's 1996, 1995 and 1994 plan contribution expense, which is included in selling, general and administrative expenses, was $2,016,000, $2,044,000 and $2,082,000, respectively.

The Company has a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans. The plan also allows participants to defer up to 15% of their salary. Supplemental benefits attributable to participant deferals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the Company's 401(k) plan. Under a separate bonus deferral plan participants may defer up to 100% of their annual bonus. These supplemental plans are not funded. The Company's expenses related to these plans, which are included in selling, general and administrative expenses, were $889,000, $405,000 and $362,000 in 1996, 1995 and 1994, respectively.

In 1996, the Company established an unfunded deferred compensation arrangement for a senior executive which accrues over a six year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15% of the sum of the senior executive's base salary and bonus. The accrued amount plus earnings will become fully vested on December 28, 2002, provided the senior executive is the Chairman of the Board and Chief Executive Officer of the Company on such date. This arrangement also provides for the deferral of an amount equal to the portion of the executive's base salary that exceeds $1 million. The deferred amount plus earnings will be fully vested at all times.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 12
STOCKHOLDER RIGHTS PLAN

The Company has a Stockholder Rights Plan under which one preferred stock purchase right is attached to each share of common stock outstanding. Pursuant to the Rights Agreement covering the Stockholder Rights Plan, the rights become exercisable 10 days, subject to extension, after a party or group acquires or makes a tender offer for 20% or more of the Company's common stock. Each right entitles its holder, under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $85. If 20% of the Company's common stock is acquired by a party or group, each right not owned by a 20%-or-more stockholder will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the right. In addition, if the Company is involved in a merger or certain other business combinations in which it is not the surviving corporation, each right not owned by a 20%-or-more stockholder will entitle the holder to purchase common stock of the surviving corporation having a market value of twice the exercise price of the right. The rights, which expire on December 21, 1998 and do not have voting rights, may be redeemed by the Company at $.01 per right prior to their becoming exercisable.

NOTE 13
CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 1996, 1995 and 1994, the Company made income tax payments of $94,632,000, $65,590,000, and $72,415,000, respectively. Non-cash investing activities which are not included in the consolidated statements of cash flows for 1995 and 1994 include a direct financing lease receivable with a disposition of property and equipment of $1,120,000 and $1,177,000, respectively, and in 1995 a reversal of the remaining direct financing lease receivable and acquisition of property and equipment of $9,738,000.

NOTE 14
ACCRUED EXPENSES

Accrued expenses at December 28, 1996 and December 30, 1995 consisted of the following:


                                                                                               DECEMBER 28,             DECEMBER 30,
         (DOLLARS IN THOUSANDS)                                                                        1996                     1995
         ---------------------------------------------------------------------------------------------------------------------------
         Payroll and bonuses .....................................................                 $ 42,065                 $ 40,070
         Taxes, other than taxes on income .......................................                    9,432                    8,072
         Employee benefits .......................................................                   16,784                   19,153
         Advertising .............................................................                   17,042                   15,461
         Restructuring reserve ...................................................                       --                   13,316
         Common stock in transit .................................................                    2,420                       --
         Other ...................................................................                   63,502                   59,377
                                                                                                   --------                 --------

                                                                                                   $151,245                 $155,449
                                                                                                   ========                 ========

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1996 and 1995 is set forth in the table below:

                                                       March                June                September              December
                                               -------------------   -------------------   -------------------   -------------------
All dollar amounts in thousands
except per common share data                     1996       1995       1996      1995        1996       1995       1996       1995

------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $556,558   $527,076   $500,595   $474,849   $622,102    582,572   $538,263   $497,133

Gross profit                                    211,242    192,067    192,604    176,698    254,120    228,315    218,469    193,621

Net income                                       35,886     28,085     22,670     17,022     56,223     48,165     40,886     33,642

Earnings per common share                          $.49       $.37       $.31       $.23       $.78       $.64       $.57       $.45

Dividends paid per common share                    $.11       $.11       $.11       $.11       $.11       $.11       $.11       $.11

------------------------------------------------------------------------------------------------------------------------------------

]


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

----------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                    Description
-------                                                  -----------
10(c)+            -                 Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                                    Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+         -                 Amended Form of Option Agreement under the 1984 Option Plan
                                    (incorporated herein by reference from Exhibit 10(e)(i) to the
                                    1992 Annual Report).

10(d)+            -                 Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit
                                    10(f) to the 1989 Annual Report).

10(d)(i)+         -                 Trust Agreement dated as of July 1, 1994, between Liz
                                    Claiborne, Inc. and IDS Trust Company (incorporated herein by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)+            -                 Amendment Nos. 1 and 2 to the Savings Plan (incorporated
                                    herein by reference from Exhibit 10(g) to the 1992 Annual
                                    Report).

10(e)(i)+         -                 Amendment Nos. 3 and 4 to the Savings Plan (incorporated
                                    herein by reference from Exhibit 10(g) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended December 26,
                                    1993 [the "1993 Annual Report"]).

10(e)(ii)+        -                 Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+*      -                 Amendment No. 6 to the Savings Plan.

10(e)(iv)+*       -                 Amendment No. 7 to the Savings Plan.

10(f)+            -                 Amended and Restated Liz Claiborne Profit-Sharing Retirement
                                    Plan (the "Profit-Sharing Plan") (incorporated herein by
                                    reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)             -                 Trust Agreement related to the Profit-Sharing Plan
                                    (incorporated herein by reference from Exhibit 10(jj) to the
                                    1983 Annual Report).

10(g)(i)+         -                 Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                                    (incorporated herein by reference from Exhibit 10(i)(i) to the
                                    1993 Annual Report).

10(g)(ii)+        -                 Amendment No. 3 to the Profit-Sharing Plan (incorporated
                                    herein by reference from Exhibit 10(a) to Registrant's
                                    Quarterly Report on Form 10-Q for the period ended October 1,
                                    1994).

10(g)(iii)+       -                 Amendment No. 4 to the Profit-Sharing Plan (incorporated
                                    herein by reference from Exhibit 10(a) to Registrant's
                                    Quarterly Report on Form 10-Q for the period ended July 1,
                                    1995).

10(g)(iv)+*       -                 Amendment No. 5 to the Profit-Sharing Plan.


----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                    Description
-------                                                  -----------
10(h)             -                 Collective Bargaining Agreement, dated June 1, 1994, between
                                    New York Skirt and Sportswear Association, Inc. (of which
                                    Registrant is a member) and Amalgamated Ladies' Garment
                                    Cutters' Union, Local 10, I.L.G.W.U. and Blouse, Skirt,
                                    Sportswear, Children's Wear & Allied Workers' Union, Local
                                    23-25, I.L.G.W.U. (incorporated herein by reference from
                                    Exhibit 10(h) to Registrant's Annual Report on Form 10-K for
                                    Fiscal Year ended December 28, 1995 (the "1995 Annual
                                    Report").

10(i)+            -                 Executive Liability and Indemnification Policy No. 81035379F,
                                    with Chubb Group of Insurance Companies (the "Insurance
                                    Policy") (incorporated herein by reference from Exhibit 10(l)
                                    to Registrant's Annual Report on Form 10-K for Fiscal Year
                                    ended December 31, 1994 (the "1994 Annual Report").

10(i)(i)+*        -                 Summary of Extension of the Insurance Policy.

10(j)*            -                 Excess Coverage Directors and Officers Liability Insurance
                                    Policy No. 483-73-56, with National Union Fire Insurance
                                    Company of Pittsburgh, PA.

10(k)+*           -                 Description of 1996 Salaried Employee Incentive Bonus Plan.

10(l)             -                 Lease, dated as of January 1, 1990 for premises located at
                                    1441 Broadway, New York, New York between Registrant and
                                    Lechar Realty Corp. (incorporated herein by reference from
                                    Exhibit 10(n) to the Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended December 29, 1990).

10(m)+            -                 Liz Claiborne, Inc. Amended and Restated Outside Directors'
                                    1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                                    (incorporated herein by reference from Exhibit 10(m) to the
                                    1995 Annual Report).

10(m)(i)+*        -                 Form of Option Agreement under the Outside Directors' 1991
                                    Plan.

10(n)+            -                 Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                                    Plan") (incorporated herein by reference from Exhibit 10(p) to the 1991 Annual Report).

10(n)(i)+         -                 Amendment No. 1 to the 1992 Plan (incorporated herein by
                                    reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(o)+            -                 Form of Option Agreement under the 1992 Plan for premium-
                                    priced options (incorporated herein by reference from Exhibit
                                    10(q) to the 1992 Annual Report).

10(p)+            -                 Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                                    Report).

10(q)+*           -                 Form of Option Grant Certificate under the 1992 Plan.

10(r)+            -                 Form of Restricted Career Share Agreement under the 1992 Plan
                                    (incorporated herein by reference from Exhibit 10(a) to
                                    Registrant's Quarterly Report of Form 10-Q for the period
                                    ended September 30, 1995).

----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
  No.                                                    Description
-------                                                  -----------
10(s)+            -                 Description of unfunded deferred compensation arrangement for
                                    Jerome A. Chazen (incorporated herein by reference from
                                    Exhibit 10(s) to the 1992 Annual Report).

10(t)+*           -                 Description of Supplemental Life Insurance Plans.

10(u)+            -                 Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                                    10(u) to the 1992 Annual Report).

10(v)+            -                 Form of the Liz Claiborne 162(m) Cash Bonus Plan
                                    (incorporated herein by reference from Exhibit 10(v) to the
                                    1994 Annual Report).

10(w)+*           -                 Liz Claiborne Supplemental Executive Retirement Plan (As amended and restated effective as of January 1, 1997).

10(x)+*           -                 The Liz Claiborne, Inc. Bonus Deferral Plan.

10(y)+            -                 Employment Agreement dated as of May 9, 1994, between
                                    Registrant and Paul R. Charron (the "Employment Agreement")
                                    (incorporated herein by reference from Exhibit 10(a) to
                                    Registrant's Quarterly Report on Form 10-Q for the period
                                    ended April 2, 1994).

10(y)(i)+         -                 Amendment to the Employment Agreement, dated as of November
                                    20, 1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual
                                    Report).

10(y)(ii)+*       -                 Amendment to the Employment Agreement, dated as of September
                                    19, 1996 between Registrant and Paul R. Charron (including the
                                    Liz Claiborne Retirement Income Accumulation Plan for the
                                    benefit of Mr. Charron).

10(z)+*           -                 Employment Agreement dated as of September 26, 1996, between
                                    Registrant and Denise V. Seegal.

10(aa)*           -                 Agreements dated as of May 15, 1996 and May 17, 1996, between
                                    Registrant and Jerome A. Chazen.

21*               -                 List of Registrant's Subsidiaries.

23*               -                 Consent of Independent Public Accountants.

27*               -                 Financial Data Schedule.

99*               -                 Undertakings.


(b)      Reports on Form 8-K.

                  Not applicable.


----------
* Filed herewith.
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).