Form 10-Q
period 1997-04-05
CLAIBORNE LIZ INC
filed 1997-05-20
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 5, 1997 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 16, 1997 was 70,637,996



                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of April 5, 1997 and
                           December 28, 1996 ...........................................       3

                      Consolidated Statements of Income for the Three Month Periods
                           Ended April 5, 1997 and March 30, 1996 ......................       4

                      Consolidated Statements of Cash Flows for the Three Month Periods
                           Ended April 5, 1997 and March 30, 1996 ......................       5

                      Notes to Consolidated Financial Statements .......................   6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................  10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................  12-13

         Item 6.      Exhibits and Reports on Form 8-K .................................      13

         SIGNATURE .....................................................................      14











                                                                                                (3)
         PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS

         (All amounts in thousands except share data)

                                                                         (Unaudited)
                                                                            April 5,   December 28,
         ASSETS                                                                 1997           1996
         CURRENT ASSETS:
              Cash and cash equivalents                                   $   46,650    $   322,881
              Marketable securities                                          362,153        205,855
              Accounts receivable - trade                                    307,238        158,168
              Inventories                                                    302,015        349,427
              Deferred income tax benefits                                    32,573         31,555
              Other current assets                                            72,969         74,212
                             Total current assets                          1,123,598      1,142,098

         PROPERTY AND EQUIPMENT - NET                                        219,182        223,284
         OTHER ASSETS                                                         32,785         17,368
                                                                          $1,375,565    $ 1,382,750

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $  120,592    $   163,666
              Accrued expenses                                               154,002        152,241
              Income taxes payable                                            27,118         10,762
                             Total current liabilities                       301,712        326,669

         DEFERRED INCOME TAXES                                                 7,535          8,253

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         39,852         27,336

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  29,817         38,577
              Retained earnings                                            1,409,839      1,382,247
              Cumulative translation adjustment                               (3,287)        (4,311)
                                                                           1,524,588      1,504,732

              Common stock in treasury, at cost, 17,494,177 shares in 1997
                    and 17,212,585 shares in 1996                           (498,122)      (484,240)
                        Total stockholders' equity                         1,026,466      1,020,492
                                                                          $1,375,565    $ 1,382,750



         The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                               (4)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)



                                                                     (Unaudited)
                                                              Three Months Ended
                                                          (14 Weeks)      (13 Weeks)
                                                           April 5,      March 30,
                                                               1997           1996
         NET SALES                                       $  596,556    $   556,558

              Cost of goods sold                            365,235        345,316

         GROSS PROFIT                                       231,321        211,242

              Selling, general & administrative expenses    168,499        157,656

         OPERATING INCOME                                    62,822         53,586

              Investment and other income-net                 4,099          3,800

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                               66,921         57,386

              Provision for income taxes                     24,800         21,500

         NET INCOME                                      $   42,121    $    35,886

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             70,929         73,407

         EARNINGS PER COMMON SHARE                            $0.59          $0.49

         DIVIDENDS PAID PER COMMON SHARE                      $0.11          $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                                            (5)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)



                                                                               (Unaudited)
                                                                          Three Months Ended
                                                                        (14 Weeks)    (13 Weeks)
                                                                         April 5,     March 30,
                                                                             1997          1996
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $   42,121    $   35,886
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              11,414         8,807
                Other - net                                                 1,769         1,203
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                     (149,070)     (146,339)
                  Decrease in inventories                                  47,412        52,076
                  (Increase) in deferred income tax benefits                 (346)       (1,362)
                  Decrease  in other current assets                         1,243         6,306
                  (Decrease) in accounts payable                          (43,074)      (45,492)
                  (Decrease) in accrued expenses                          (20,401)      (26,490)
                  Increase in income taxes payable                         16,356        14,084
                    Net cash used in operating activities                 (92,576)     (101,321)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                        (206,054)      (83,146)
              Sales of investment instruments                              48,002       176,634
              Purchases of property and equipment                          (5,011)       (5,902)
              Purchase of trademark                                        (3,750)           --
              Other - net                                                     222         2,260
                    Net cash (used in) provided by investing activities  (166,591)       89,846


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options                5,585         4,026
              Proceeds from sale of put warrants                            1,977         1,601
              Dividends paid                                               (7,929)       (8,182)
              Repurchase of common stock                                  (17,721)      (24,545)
                    Net cash used in financing activities                 (18,088)      (27,100)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1,024           276

         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (276,231)      (38,299)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 322,881        54,722
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   46,650    $   16,423



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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both Basic and Diluted Earnings per Share is required on the Income Statement for periods ending after December 15, 1997, at which time restatement for prior periods will be required. Had the provisions of SFAS No. 128 been in effect for the first quarter of 1997, the Company would have reported Diluted Earnings per Share for the periods ended April 5, 1997 and March 30, 1996 of $.59 and $.49, respectively, which are equal to the Basic Earnings per Share currently disclosed.

3. The Company's phase out of its First Issue business was initiated in December 1994 and completed during the first quarter of 1996. In the first quarter of 1996, First Issue accounted for $3.2 million of net sales and incurred an operating loss of $.3 million.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



         4.  The following are summaries of available-for-sale marketable securities and maturities:

                                                            (Dollars in thousands)
                                                                   April 5, 1997

                                                                        Gross        Estimated
                                                                     Unrealized          Fair
                                                      Cost         Gains    Losses      Value
         Tax exempt notes and bonds             $ 318,855    $      41  $  (1,434)   $ 317,462
         U.S. &  foreign government securities     73,705           --       (337)      73,368
         Collateralized mortgage obligations        7,110           --       (595)       6,515
                                                  399,670           41     (2,366)     397,345
         Equity securities                            236           --       (109)         127
                                                $ 399,906    $      41  $  (2,475)   $ 397,472


                                                            (Dollars in thousands)
                                                                December 28,1996

                                                                   Gross             Estimated
                                                                 Unrealized              Fair
                                                Cost         Gains         Losses       Value

        Tax exempt notes and bonds              $ 354,392    $     357  $    (288)   $ 354,461
        Commercial paper                          148,651           --         --      148,651
        U.S. &  foreign government securities      12,877           74       (272)      12,679
        Collateralized mortgage obligations         7,112           --       (442)       6,670
                                                  523,032          431     (1,002)     522,461
        Equity securities                             236           --        (39)         197
                                                $ 523,268    $     431  $  (1,041)   $ 522,658


                                                               (Dollars in thousands)
                                                                   April 5, 1997

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $  68,064               $  67,564
           Due after one year through three years           329,807                 328,181
           Due after three years                              1,799                   1,600
                                                            399,670                 397,345
           Equity securities                                    236                     127
                                                          $ 399,906               $ 397,472


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         At April 5, 1997, and December 28, 1996, the above investments included $35,192,000 and $316,606,000, respectively, of tax exempt notes and bonds and commercial paper which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the three month period ended April 5, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $199,000 and ($3,000), respectively. For the three month period ended March 30, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,218,000 and ($86,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three month periods ended April 5, 1997 and March 30, 1996, was a charge of $1,152,000 (net of $672,000 in deferred income taxes) and $916,000 (net of $599,000 in deferred income taxes), respectively, which were included in retained earnings.

5.       Inventories  are stated at the lower of cost  (first-in,  first-out for
         wholesale   operations   and  retail   method  for  retail  and  outlet
         operations) or market and consist of the following:



                                                                  (Dollars in thousands)
                                                           April 5,                December 28,
                                                              1997                       1996
            Raw materials                                  $ 41,053                    $ 28,198
            Work in process                                  16,340                      17,209
            Finished goods                                  244,622                     304,020
                                                           $302,015                    $349,427



6.       Property and equipment - net


                                                                 (Dollars in thousands)
                                                            April 5,                December 28,
                                                                1997                       1996
          Land and buildings                               $124,144                   $124,125
          Machinery and equipment                           141,420                    138,620
          Furniture and fixtures                             56,267                     55,022
          Leasehold improvements                            127,554                    126,956
                                                            449,385                    444,723
          Less:  Accumulated depreciation
                    and amortization                        230,203                    221,439
                                                           $219,182                   $223,284



                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     7. In the first quarter of 1997, in connection with its stock repurchase program, the Company sold new put warrants in privately negotiated transactions based on the then-current market price of the common stock. During the quarter warrants on 250,000 shares of common stock expired unexercised. The new warrants, if exercised, will require the Company to purchase up to a total of 500,000 shares of its common stock in September and December 1997 on the respective expiration dates of the warrants. The proceeds of $2.0 million from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $39.9 million obligation to buy back 1,000,000 shares of common stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to April 5, 1997, warrants on 250,000 shares of common stock, expiring in November 1997, were sold with proceeds of $964,000, and warrants on 250,000 shares expired unexercised. The net effect of the subsequent items is an increase in the Company's potential obligation to buy back common stock to $42.1 million.


8. On March 20, 1997, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.1125 per share, to be paid on June 2, 1997 to stockholders of record at the close of business on May 5, 1997.

9.       For the three  months  ended  April 5, 1997 and  March  30,  1996,  the
         Company  made  income  tax  payments  of  $7,687,000  and   $7,225,000,
         respectively. For the three months ended April 5, 1997 and March 30, 1996, the Company made interest payments of $31,000 and $57,000, respectively.

     10. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S.
subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. As of April 5, 1997, the Company had contracts maturing through May 1997 to sell 6,000,000 Canadian dollars and contracts maturing through October 1997 to sell 2,500,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $8,553,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at April 5, 1997.

                                 LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter 1997 (14 weeks) net sales were $597 million, a 7% increase over the $557 million for the 1996 first quarter (13 weeks). This result principally reflected increased net sales of women's sportswear and Dana Buchman product as well as the Company's outlet operations, partially offset by lower net sales of dresses. The increase in women's sportswear reflected a 21% increase in the sales of the Casual Unit, to $194 million, due to a significant increase in unit volume, partially offset by a 29% decrease in the net sales of the Collection Division, to $52 million, due to lower unit volume, reflecting weakness in demand. Also contributing to the sales increase was $6 million of net sales of Elisabeth/Liz & Co., the casual knitwear line first shipped in September 1996. Net sales of the outlet operations increased 40%, to $43 million, principally reflecting improved store productivity and additional stores (81 at 1997 quarter end as compared with 76 a year earlier). The sales increase reflected $11 million of net sales of CURVE for women and CURVE for men, the Company's latest fragrances (initially shipped in July 1996), more than offsetting the continuing decline in net sales of the Company's ongoing fragrance products. As previously reported, the Company is exploring entry into a licensing arrangement covering its fragrance business. Net sales of the Dana Buchman Division increased 16%, to $56 million, due to higher unit volume. Net sales of menswear increased 23%, to $31 million, due to higher average unit selling prices and, to a lesser degree, higher unit volume. These net sales increases were moderated by a 13% decrease in dress sales, to $31 million, due in equal parts to lower unit volume and lower average unit selling prices, reflecting weakness in demand. Effective with the 1997 fiscal year, the Company lowered its internal transfer pricing for goods sold by its wholesale divisions to its domestic retail stores to a cost basis. The change reduces the net sales figures reported by the wholesale divisions and increases the gross margin dollars and percentage of the domestic retail operations. This change has no effect on the Company's consolidated results and did not have any material effect on the divisional disclosures contained herein.

The 1997 first quarter gross profit margin improved to 38.8%, from 38.0% for the 1996 first quarter, principally reflecting better margins on close-out sales, improved margins within the outlet operations and the larger percentage of sales represented by the Cosmetics and Dana Buchman Divisions (both of which are generally higher margin businesses). Menswear gross margins also improved, reflecting a higher proportion of regular price sales. Cosmetics margins were higher, reflecting the increased net sales level as compared with the prior period's highly depressed level. The overall gross margin imrovement was moderated by significantly lower margins within the Collection and Studio lines (due to weakness in demand) as well as the Special Markets Unit (principally reflecting the repositioning of existing brands).


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

Selling, general and administrative ("SG&A") expenses for the 1997 first quarter increased $11 million, or 6.9%, over the 1996 first quarter, representing 28.2% of first quarter 1997 sales as compared to 28.3% of first quarter 1996 sales. The dollar increases principally reflected the employee and related costs associated with the additional week in the 1997 quarter, as well as marketing expenses related to the new CURVE fragrances and continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program). Additional expenses associated with the expansion of the Dana Buchman Division and outlet operations also contributed to the SG&A dollar increase. These increases were partially offset by continuing expense reduction initiatives.

The period-to-period increase in investment and other income-net principally reflected an increase in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program, moderated by a reduction in the rate of return realized on the investment portfolio.

As a result of the factors described above, the Company's income before provision for income taxes increased 16.6% for the first quarter of 1997. These results included continuing operating losses within the Special Markets Unit. The provisions for income taxes reflected the changes in pre-tax income and a decrease in the effective tax rate in 1997; as a result, net income increased 17.4% for the first quarter of 1997.

The earnings per common share computation reflected 2.5 million fewer shares outstanding on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs, and is progressing towards a number of previously announced three-year goals for this initiative. Management believes that ongoing product improvements as well as the Company's stepped up marketing activities will continue to enhance customer and consumer response to its product offerings, resulting in continued growth in sales and earnings in 1997, although any such improvement will be moderated by continuing decreases within certain divisions.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities decreased to $93 million during the 1997 quarter, from $101 million during the 1996 quarter, primarily due to the increase in net income to $42 million for the first quarter of 1997 from $36 million for the first quarter of 1996. Changes in the components of working capital generally offset each other for the quarter. Net cash used in investing activities was $167 million in 1997, compared to net cash provided by investing activities of $90 million in 1996. The fluctuations in net cash used in and provided by investing activities are related to the net increase or decrease in marketable securities on a period-to-period basis. Net cash used in financing activities was $18 million in the 1997 quarter, compared to $27 million in 1996, principally reflecting a decrease in the amount expended in the Company's stock repurchase program. As of May 16 , 1997, the Company had expended, or committed to expend through the sale of put warrants (see Note 7 of Notes to Consolidated Financial Statements), approximately $629 million of the $675 million authorized under its stock repurchase program, covering an aggregate of
22.2 million shares.

Inventories at April 5, 1997 were $302 million, down from $349 million at 1996 year-end and $341 million at March 30, 1996. The reduced inventory level principally reflected a reduction of ongoing inventory within the outlet operations and certain wholesale apparel and non-apparel divisions, as well as planned lower inventory of Collection and Studio due to weakness in demand.

The Company's anticipated capital expenditures for 1997 currently approximate $70 million, of which $5 million has been expended through April 5, 1997. These expenditures consist primarily of the expansion of the Company's distribution facilities, including certain building and equipment expenses and renovation of New York showrooms and offices. The Company has recently commenced implementation of a significant information systems upgrade project, which will involve substantial changes to the Company's present hardware and software systems that the Company expects to provide certain competitive benefits and render its information systems "Year 2000" compliant. Management currently expects that full implementation of this project will involve a commitment of approximately $45-$60 million over the next three years; approximately $17 million of such amount is included in the Company's $70 million anticipated capital expenditures for 1997 referred to above. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions through the issuance of letters of credit, were $275 million as of April 5, 1997. The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for the remainder of fiscal 1997, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1996 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks". As previously announced, the Company has introduced a new upper-moderate label and has repositioned its moderate brands under its recently designated Special Markets Unit. The Company's efforts to date within the moderate market (which is generally a lower margin business) have not been profitable. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion.

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

(a)      Exhibits

             27   Financial Data Schedule as of  April 5, 1997.

            (b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         LIZ CLAIBORNE, INC.


DATE:             May 20, 1997           BY /s/ Samuel M. Miller
                                            --------------------
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer