Form 10-Q
period 1997-07-05
CLAIBORNE LIZ INC
filed 1997-08-19
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 5, 1997 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 15, 1997 was 69,944,296.




                                                                                             (2)


                                                                                             PAGE
                                                                                            NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of July 5, 1997 and
                           December 28, 1996 ...........................................       3

                      Consolidated Statements of Income for the Six and Three Month Periods
                           Ended July 5, 1997 and June 29, 1996 ........................       4

                      Consolidated Statements of Cash Flows for the Six Month Periods
                           Ended July 5, 1997 and June 29, 1996 ........................       5

                      Notes to Consolidated Financial Statements .......................     6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   10-12

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................      13

         Item 4.      Submission of Matters to a Vote of Security Holders ..............      14

         Item 6.      Exhibits and Reports on Form 8-K .................................      14

         SIGNATURE .....................................................................      15












                                                                                                (3)
         PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                                LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                            (All amounts in thousands except share data)

                                                                          (Unaudited)
                                                                             July 5,   December 28,
         ASSETS                                                                 1997           1996
         CURRENT ASSETS:
              Cash and cash equivalents                                   $  137,730    $   322,881
              Marketable securities                                          323,644        205,855
              Accounts receivable - trade                                    204,536        158,168
              Inventories                                                    327,807        349,427
              Deferred income tax benefits                                    31,311         31,555
              Other current assets                                            76,084         74,212
                             Total current assets                          1,101,112      1,142,098

         PROPERTY AND EQUIPMENT - NET                                        216,242        223,284
         OTHER ASSETS                                                         32,118         17,368
                                                                          $1,349,472    $ 1,382,750

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $  114,119    $   163,666
              Accrued expenses                                               148,866        152,241
              Income taxes payable                                             4,339         10,762
                             Total current liabilities                       267,324        326,669

         DEFERRED INCOME TAXES                                                 7,237          8,253

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         42,102         27,336

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  29,080         38,577
              Retained earnings                                            1,434,015      1,382,247
              Cumulative translation adjustment                               (3,093)        (4,311)
                                                                           1,548,221      1,504,732

              Common stock in treasury, at cost, 17,810,356 shares in 1997 and
                   17,212,585 shares in 1996                                (515,412)      (484,240)
                        Total stockholders' equity                         1,032,809      1,020,492
                                                                          $1,349,472    $ 1,382,750



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






                                                                                                               (4)
                              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                    (All amounts in thousands, except per common share data)



                                                                                 (Unaudited)
                                                                Six Months Ended              Three Months Ended
                                                           (27 Weeks)      (26 Weeks)
                                                              July 5,        June 29,       July 5,       June 29,
                                                                 1997            1996          1997           1996
         NET SALES                                       $  1,134,456    $  1,057,153    $  537,900    $   500,595

              Cost of goods sold                              691,296         653,307       326,061        307,991

         GROSS PROFIT                                         443,160         403,846       211,839        192,604

              Selling, general & administrative expenses      338,094         317,288       169,595        159,632

         OPERATING INCOME                                     105,066          86,558        42,244         32,972

              Investment and other income-net                   7,787           7,198         3,688          3,398

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                112,853          93,756        45,932         36,370

              Provision for income taxes                       41,800          35,200        17,000         13,700

         NET INCOME                                      $     71,053    $     58,556    $   28,932    $    22,670

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               70,778          73,246        70,616         73,085

         NET INCOME PER COMMON SHARE                            $1.00           $0.80         $0.41          $0.31

         DIVIDENDS PAID PER COMMON SHARE                        $0.23           $0.23         $0.11          $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.






                                                                                            (5)
                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (All dollar amounts in thousands)



                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                        (27 Weeks)    (26 Weeks)
                                                                          July 5,      June 29,
                                                                             1997          1996
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $   71,053    $   58,556
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation and amortization                              23,994        17,936
                Other - net                                                 2,726         2,049
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                      (46,368)      (55,073)
                  Decrease in inventories                                  21,620        31,673
                  (Increase) in deferred income tax benefits                 (317)       (1,454)
                  (Increase) in other current assets                       (1,872)       (2,432)
                  (Decrease) in accounts payable                          (49,547)      (21,168)
                  (Decrease) in accrued expenses                          (25,506)      (12,313)
                  (Decrease) in income taxes payable                       (6,423)       (6,027)
                    Net cash (used in) provided by operating activities   (10,640)       11,747


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                        (281,998)     (218,342)
              Sales of investment instruments                             165,678       223,226
              Purchases of property and equipment                         (12,021)      (11,618)
              Purchase of trademark                                        (3,750)           --
              Other - net                                                  (1,666)        5,262
                       Net cash used in investing activities             (133,757)       (1,472)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options                7,602         6,724
              Proceeds from sale of put warrants                            2,942         1,601
              Dividends paid                                              (15,827)      (16,352)
              Repurchase of common stock                                  (36,689)      (37,684)
                       Net cash used in financing activities              (41,972)      (45,711)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1,218            10

         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (185,151)      (35,426)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 322,881        54,722
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  137,730    $   19,296



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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both Basic and Diluted Earnings per Share is required on the Income Statement for periods ending after December 15, 1997, at which time restatement for prior periods will be required. Had the provisions of SFAS No. 128 been in effect at the beginning of 1997, the Company would have reported Basic and Diluted Earnings per Share for the quarter and six month period ended July 5, 1997 of $.41 and $1.00, respectively, and Basic and Diluted Earnings per Share for the quarter ended June 29, 1996 of $.31 and Basic and Diluted Earnings per Share for the six month period ended June 29, 1996 of $.80 and $.79, respectively.

                                                                            (7)
                              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

         3.  The following are summaries of available-for-sale marketable securities and maturities:

                                                       (Dollars in thousands)
                                                            July 5, 1997

                                                                  Gross           Estimated
                                                                Unrealized             Fair
                                                 Cost         Gains     Losses        Value
          Tax exempt notes and bonds         $ 445,762    $   1,465  $    (320)   $ 446,907
          Collateralized mortgage obligations    3,755           --       (247)       3,508
                                             $ 449,517    $   1,465  $    (567)   $ 450,415


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


                                                               (Dollars in thousands)
                                                                    July 5, 1997

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $ 178,316               $ 178,698
           Due after one year through three years           267,013                 267,690
           Due after three years                              4,188                   4,027
                                                          $ 449,517               $ 450,415



                                                                            (8)



                               LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

         At July 5, 1997, the above investments included $126,771,000 of tax exempt notes and bonds which are classified as cash and cash equivalents. At December 28, 1996, the above investments included $316,606,000 of tax exempt notes and bonds and commercial paper which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the six month period ended July 5, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $327,000 and ($721,000), respectively. For the six month period ended June 29, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,503,000 and ($117,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended July 5, 1997 and June 29, 1996, was a credit of $947,000 (net of $561,000 in deferred income taxes) and a charge of $1,261,000 (net of $786,000 in deferred income taxes), respectively, which were included in retained earnings.
4. Inventories are stated at the lower of cost (first-in, first-out for wholesale operations and retail method for retail and outlet operations) or market and consist of the following:

                                                                   (Dollars in thousands)
                                                             July 5,               December 28,
                                                                1997                       1996
            Raw materials                                  $ 31,528                     $ 28,198
            Work in process                                  18,545                       17,209
            Finished goods                                  277,734                      304,020
                                                           $327,807                     $349,427
5.       Property and equipment - net
                                                                  (Dollars in thousands)
                                                            July 5,               December 28,
                                                               1997                       1996
           Land and buildings                              $124,146                   $124,125
           Machinery and equipment                          145,133                    138,620
           Furniture and fixtures                            57,437                     55,022
           Leasehold improvements                           129,239                    126,956
                                                            455,955                    444,723
         Less:  Accumulated depreciation
                    and amortization                        239,713                    221,439
                                                           $216,242                   $223,284


                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

6. In the first half of 1997, in connection with its stock repurchase program, the Company sold new put warrants in privately negotiated transactions based on the then-current market price of the common stock. In addition, warrants on 500,000 shares of common stock expired unexercised. The new warrants, if exercised, will require the Company to purchase up to a total of 750,000 shares of its common stock in September, November and December 1997, on the respective expiration dates of the warrants. The proceeds of $2.9 million from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $42.1 million obligation to buy back 1,000,000 shares of common stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to July 5, 1997, warrants on 250,000 shares of common stock, expiring in January 1998, were sold with proceeds of $937,000, and warrants on 250,000 shares expired unexercised. The net effect of the subsequent items is an increase in the Company's potential obligation to buy back common stock to $44.6 million.


7. On June 27, 1997, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.1125 per share, to be paid on September 2, 1997 to stockholders of record at the close of business on August 8, 1997.


8. For the six months ended July 5, 1997 and June 29, 1996, the Company made income tax payments of $52,834,000 and $43,407,000, respectively. For the six months ended July 5, 1997 and June 29, 1996, the Company made interest payments of $61,000 and $107,000, respectively.


9. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. As of July 5, 1997, the Company had contracts maturing through September 1997 to sell 4,000,000 Canadian dollars and contracts maturing through October 1997 to sell 1,500,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $5,376,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at July 5, 1997.

                                                                           (10)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On a period to prior year comparable period ("period-to-period") basis, net sales for the second quarter of 1997 increased $37 million, or 7.5%, over the second quarter of 1996, and net sales for the first half of 1997 (27 weeks) increased $77 million, or 7.3%, over the first half of 1996 (26 weeks). The net sales results principally reflected increased net sales of women's sportswear, men's sportswear and furnishings and the Company's outlet operations, partially offset by lower net sales of dresses.

The second quarter increase in women's sportswear reflected a 10% increase in the net sales of the Casual Unit, to $154 million, due to higher unit volume, partially offset by an 11% decrease in the net sales of the Collection Division, to $34 million, due to planned lower unit volume, reflecting weakness in demand. Net sales of new product offerings accounted for $14 million of the 1997 second quarter net sales increase: $9 million of net sales of Curve for women and Curve for men, the Company's latest fragrances initially shipped in July 1996, and $5 million of net sales of Elisabeth/Liz & Co. the large size casual knitwear line first shipped in September 1996. As previously reported, the Company is exploring entry into a licensing arrangement covering its fragrance business. Net sales of the outlet operations increased 17%, to $59 million, principally reflecting additional stores (89 at 1997 second quarter end as compared with 79 a year earlier) and improved store productivity. Net sales of men's sportswear and furnishings increased 24%, to $33 million, due to higher unit volume and, to a lesser degree, higher average unit selling prices. These net sales increases were moderated by a 30% decrease in dress sales, to $20 million, due to lower unit volume and, to a lesser degree, lower average unit selling prices, reflecting weakness in demand. Net sales of the Company's domestic retail stores decreased 17%, to $37 million, principally reflecting weakness in demand for Collection and Elisabeth product and dresses within a generally soft environment for women's apparel specialty stores. Effective with the 1997 fiscal year, the Company lowered its internal transfer pricing for goods sold by its wholesale divisions to its domestic retail stores to a cost basis. The change reduced the net sales figures reported by the wholesale divisions and increased the gross margin dollars and percentage of the domestic retail operations. This change had no effect on the Company's consolidated results and did not have any material effect on the divisional disclosures contained herein.

The 1997 first half increase in women's sportswear principally reflected a 16% increase in the net sales of the Casual Unit, to $348 million, due to higher unit volume, partially offset by a 23% decrease in the net sales of the Collection Division, to $86 million, due to planned lower unit volume, reflecting weakness in demand. Net sales of new product offerings accounted for $30 million of the 1997 first half net sales increase: $20 million of net sales of Curve and $10 million of net sales of Elisabeth/Liz & Co. Sales of Curve more than offset the continuing decline in net sales of the Company's ongoing fragrance products. Net sales of the outlet operations increased 26%, to $102 million, principally reflecting additional stores and improved store productivity. Net sales of men's sportswear and furnishings increased 24%, to $64 million, due in equal parts to higher average unit selling prices and higher unit volume. Net sales of the Dana Buchman Division increased 10%, to $96 million, due to higher unit volume. These net sales increases were moderated by a 20% decrease in dress sales, to $51 million, due to lower unit volume and, to a lesser degree, lower average unit selling prices.


Gross profit margins increased on a period-to-period basis to 39.4% from 38.5% in the second quarter, and to 39.1% from 38.2% in the first half, of 1997. Gross profit dollars increased on a period-to-period basis by 10.0% in the second quarter, and 9.7% in the first half, of 1997. These results principally reflected better margins on close-out sales, improved margins within the outlet operations and the larger percentage of sales represented by the Cosmetics Division (generally a higher margin business). Cosmetics margins were higher, reflecting the increased net sales level as compared with the prior period's highly depressed level. Gross margins for men's sportswear and furnishings also improved, reflecting a higher proportion of regular price sales. The overall gross margin improvement was moderated by lower margins within the Dress and Dana Buchman Divisions due, to a lower proportion of regular price sales, and for the Elisabeth line, reflecting lower initial selling prices, principally due to product mix. The improvement in first half margins was moderated by lower margins within the Collection and Studio lines due to a lower proportion of regular price sales.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Most Favored Nation ("MFN") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's MFN treatment was renewed in July 1997 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

The period-to-period increases in selling, general and administrative ("SG&A") expenses were $10 million, or 6.2%, and $21 million, or 6.6%, for the second quarter and first half of 1997, respectively. SG&A expenses expressed as a percentage of net sales were 31.5% and 31.9% for the second quarter, and 29.8% and 30.0% for the first half, of 1997 and 1996, respectively. The dollar increases principally reflected marketing expenses related to the new Curve fragrances and continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program). Additional expenses associated with the expansion of the Dana Buchman Division and outlet operations also contributed to the SG&A dollar increases. The first half increases reflected the additional week in the 1997 first quarter
 . These increases were partially offset by continuing expense reduction initiatives.

The period-to-period increases in investment and other income-net principally reflected increases in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program, moderated by a reduction in the rate of return realized on the investment portfolio.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 26.3% for the second quarter, and 20.4% for the first half, of 1997. These results included continuing operating losses within the Special Markets Unit. The provisions for income taxes reflected the changes in pre-tax income and a decrease in the effective tax rate in 1997; as a result, net income increased 27.6% and 21.3% for the second quarter and first half of 1997, respectively.

The  earnings  per  common  share  computation   reflected  a  lower  number  of
outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs. Management believes, that based on trends, in fall and holiday bookings, the Company will continue to report improved sales and earnings in the third and fourth quarters of 1997.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY


Net cash used in operating activities was $11 million through July 5, 1997, compared to net cash provided by operating activities of $12 million through June 29, 1996, primarily due to a larger decrease in accounts payable and accrued expenses, partially offset by higher net income. Net cash used in investing activities was $134 million in 1997, compared to $1 million in 1996. The fluctuations in net cash used in investing activities were primarily related to the net increase or decrease in marketable securities on a period-to-period basis. Net cash used in financing activities was $42 million in 1997, compared to $46 million in 1996, principally reflecting higher proceeds from the sales of put warrants and exercise of stock options. As of August 15, 1997, the Company had expended, or committed to expend through the sale of put warrants (see Note 6 of Notes to Consolidated Financial Statements), approximately $666 million of the $675 million authorized under its stock repurchase program, covering an aggregate of 23 million shares.

Inventories at July 5, 1997 were $328 million, down from $349 million at 1996 year end and $362 million at June 29, 1996. The reduced inventory level principally reflected a reduction of ongoing inventory within the outlet operations and certain wholesale apparel and non-apparel divisions, a reduction of close-out inventory, and planned lower inventory of the Collection and Dress Divisions due to weakness in demand.

The Company's anticipated capital expenditures for 1997 currently approximate $50 million, of which $12 million has been expended through July 5, 1997. These expenditures consist primarily of the expansion of the Company's distribution facilities, including certain building and equipment expenses and renovation of New York showrooms and offices. The Company has recently commenced implementation of a significant information systems upgrade project, which will involve substantial changes to the Company's present hardware and software systems that the Company expects to provide certain competitive benefits and render its information systems "Year 2000" compliant. Management currently expects that full implementation of this project will involve a commitment of approximately $45-$60 million over the next three years; approximately $7 million of such amount is included in the Company's $50 million anticipated capital expenditures for 1997 referred to above. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions through the issuance of letters of credit, were $450 million as of July 5, 1997. The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for the remainder of fiscal 1997, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1996 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks". As previously announced, the Company has introduced a new upper-moderate label and has repositioned its moderate brands under its recently designated Special Markets Unit. The Company's efforts to date within the moderate market (which is generally a lower margin business) have generally not been profitable. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1997 Annual Meeting of Stockholders held on May 15, 1997, the stockholders of the Company (i) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending January 3, 1998 (the number of affirmative votes cast was 63,271,197, the number of negative votes cast was 29,202 and the number of abstentions was 83,628), and
(ii) elected the following nominees to the Company's Board of Directors:

                                                           Votes

Nominee                                     For                    Withheld

Ann M. Fudge                              62,568,307                816,320

Paul E Tierney, Jr.                       62,570,212                814,415

There were no broker non-votes with respect to any matter acted upon at the Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

             27   Financial Data Schedule as of  July 5, 1997.

(b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        LIZ CLAIBORNE, INC.


DATE:     August 18, 1997               BY /s/ Samuel M. Miller
                                           --------------------
                                        SAMUEL M. MILLER
                                        Senior Vice President - Finance
                                        Chief Financial and Accounting Officer