Form 10-Q
period 1997-10-04
CLAIBORNE LIZ INC
filed 1997-11-18
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                     FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 4, 1997 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ..........to.......................

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




            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No


            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 14, 1997 was 66,840,380.




                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of October 4, 1997 and
                           December 28, 1996 ...........................................       3

                      Consolidated Statements of Income for the Nine and Three Month Periods
                           Ended October 4, 1997 and September 28, 1996 ................       4

                      Consolidated Statements of Cash Flows for the Nine Month Periods
                           Ended October 4, 1997 and September 28, 1996 ................       5

                      Notes to Consolidated Financial Statements .......................     6-9

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   10-13

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................      13

         Item 6.      Exhibits and Reports on Form 8-K .................................      14

         SIGNATURE .....................................................................      15


















                                                                                                (3)
                                  PART I - FINANCIAL INFORMATION
                                  ITEM 1.  FINANCIAL STATEMENTS

                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                 (All amounts in thousands except share data)

                                                                          (Unaudited)
                                                                           October 4,    December 28,
         ASSETS                                                                 1997           1996
         CURRENT ASSETS:
              Cash and cash equivalents                                   $   72,809    $   322,881
              Marketable securities                                          249,099        205,855
              Accounts receivable - trade                                    363,907        158,168
              Inventories                                                    343,394        349,427
              Deferred income tax benefits                                    36,474         31,555
              Other current assets                                            78,371         74,212
                             Total current assets                          1,144,054      1,142,098

         PROPERTY AND EQUIPMENT - NET                                        213,001        223,284
         OTHER ASSETS                                                         31,524         17,368
                                                                          $1,388,579    $ 1,382,750

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $  132,718    $   163,666
              Accrued expenses                                               171,625        152,241
              Income taxes payable                                            33,287         10,762
                             Total current liabilities                       337,630        326,669

         DEFERRED INCOME TAXES                                                 8,221          8,253

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         34,239         27,336

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  38,714         38,577
              Retained earnings                                            1,502,558      1,382,247
              Cumulative translation adjustment                               (2,094)        (4,311)
                                                                           1,627,397      1,504,732

              Common stock in treasury, at cost, 20,113,174 shares in 1997
                    and 17,212,585 shares in 1996                           (618,908)      (484,240)
                        Total stockholders' equity                         1,008,489      1,020,492
                                                                          $1,388,579    $ 1,382,750



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




                                                                                                                (4)
                              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                      (All amounts in thousands, except per common share data)



                                                                                 (Unaudited)
                                                              Nine Months Ended               Three Months Ended
                                                            (40 Weeks)      (39 Weeks)
                                                           October 4,     September 28,   October 4,    September 28,
                                                              1997            1996          1997            1996
         NET SALES                                       $  1,820,376    $  1,679,255    $  685,920    $    622,102

              Cost of goods sold                            1,093,487       1,021,289       402,191         367,982

         GROSS PROFIT                                         726,889         657,966       283,729         254,120

              Selling, general & administrative expenses      520,400         484,953       182,306         167,665

         OPERATING INCOME                                     206,489         173,013       101,423          86,455

              Investment and other income-net                  11,968          10,666         4,181           3,468

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                218,457         183,679       105,604          89,923

              Provision for income taxes                       80,800          68,900        39,000          33,700

         NET INCOME                                      $    137,657    $    114,779    $   66,604    $     56,223

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               70,476          72,743        69,847          71,710

         NET INCOME PER COMMON SHARE                            $1.95           $1.58         $0.95           $0.78

         DIVIDENDS PAID PER COMMON SHARE                        $0.34           $0.34         $0.11           $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.









                                                                                               (5)
                               LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (All dollar amounts in thousands)



                                                                               (Unaudited)
                                                                            Nine Months Ended
                                                                        (40 Weeks)    (39 Weeks)
                                                                        October 4,    September 28,
                                                                             1997             1996
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $  137,657    $     114,779
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              35,120           26,645
                Other - net                                                 5,253            3,096
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                     (205,739)        (186,006)
                  Decrease in inventories                                   6,033           55,519
                  (Increase) in deferred income tax benefits               (5,620)          (1,291)
                  (Increase) decrease in other current assets              (4,160)           2,925
                  (Decrease) in accounts payable                          (30,948)         (34,237)
                  Increase (decrease) in accrued expenses                   5,123             (201)
                  Increase in income taxes payable                         22,525            7,573
                     Net cash used in operating activities                (34,756)         (11,198)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                        (317,808)        (260,885)
              Sales of investment instruments                             276,411          422,971
              Purchases of property and equipment                         (17,872)         (15,410)
              Purchase of trademark                                        (3,750)              --
              Other - net                                                  (3,105)           6,282
                     Net cash (used in) provided by investing activities  (66,124)         152,958


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options               10,840            7,452
              Proceeds from sale of put warrants                            3,878            2,231
              Dividends paid                                              (23,676)         (24,339)
              Repurchase of common stock                                 (142,451)         (88,238)
                     Net cash used in financing activities               (151,409)        (102,894)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                            2,217             (150)

         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (250,072)          38,716
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 322,881           54,722
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   72,809    $      93,438



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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both Basic and Diluted Earnings per Share is required on the Income Statement for periods ending after December 15, 1997, at which time restatement for prior periods will be required. Had the provisions of SFAS No. 128 been in effect at the beginning of 1997, the Company would have reported Basic and Diluted Earnings per Share for the quarter ended October 4, 1997 of $.95, Basic and Diluted Earnings per Share for the nine month period ended October 4, 1997 of $1.95 and $1.94, respectively, Basic and Diluted Earnings per Share for the quarter ended September 28, 1996 of $.78, and Basic and Diluted Earnings per Share for the nine month period ended September 28, 1996 of $1.58 and $1.56, respectively.

                                                                            (7)
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



         3.  The following are summaries of available-for-sale marketable securities and maturities:

                                                        (Dollars in thousands)
                                                           October 4, 1997

                                                                  Gross            Estimated
                                                               Unrealized            Fair
                                                Cost         Gains     Losses        Value
         Tax exempt notes and bonds          $ 307,084    $   1,572  $    (296)   $ 308,360



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


                                                             (Dollars in thousands)
                                                                October 4, 1997

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $ 111,404               $ 111,947
           Due after one year through three years           195,680                 196,413
                                                          $ 307,084               $ 308,360

                                                                            (8)



                              LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

         At October 4, 1997, the above investments included $59,261,000 of tax exempt notes and bonds which are classified as cash and cash equivalents. At December 28, 1996, the above investments included $316,606,000 of tax exempt notes and bonds and commercial paper which are classified as cash and cash equivalents and equity securities which are included in other long-term assets in the consolidated balance sheets.

         For the nine month period ended October 4, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $543,000 and ($1,108,000), respectively. For the nine month period ended
         September 28, 1996, gross realized gains and (losses) on sales of available-for-sale securities totaled $1,795,000 and ($255,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month periods ended October 4, 1997 and September 28, 1996, was a credit of $1,185,000 (net of $701,000 in deferred income taxes) and a charge of $1,319,000 (net of $841,000 in deferred income taxes), respectively, which were included in retained earnings.

4.       Inventories  are stated at the lower of cost  (first-in,  first-out for
         wholesale   operations   and  retail   method  for  retail  and  outlet
         operations) or market and consist of the following:

                                                                    (Dollars in thousands)
                                                          October 4,                December 28,
                                                                1997                       1996
            Raw materials                                  $ 20,477                    $ 28,198
            Work in process                                  17,943                      17,209
            Finished goods                                  304,974                     304,020
                                                           $343,394                    $349,427

5.       Property and equipment - net
                                                                   (Dollars in thousands)
                                                           October 4,               December 28,
                                                                1997                       1996
           Land and buildings                              $124,753                   $124,125
           Machinery and equipment                          148,654                    138,620
           Furniture and fixtures                            58,087                     55,022
           Leasehold improvements                           129,634                    126,956
                                                            461,128                    444,723
           Less:  Accumulated depreciation
                    and amortization                        248,127                    221,439
                                                           $213,001                   $223,284

                                                                            (9)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. During the first nine months of 1997, in connection with its stock repurchase program, the Company sold new put warrants in privately negotiated transactions based on the then-current market prices of the common stock. In addition, warrants on 1,000,000 shares of common stock expired unexercised. The unexpired warrants, if exercised, will require the Company to purchase up to a total of 750,000 shares of its common stock in November and December of 1997 and January 1998, on the respective expiration dates of the warrants. The proceeds of $3.9 million from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $34.2 million obligation to buy back 750,000 shares of common stock has been charged to capital in excess of par value and recorded as Put Warrants. Subsequent to October 4, 1997, warrants on 500,000 shares of common stock, expiring in May and June 1998, were sold with proceeds of $2.3 million. The net effect of the subsequent items is an increase in the Company's potential obligation to buy back common stock to $60.8 million.


7. On October 9, 1997, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on December 3, 1997 to stockholders of record at the close of business on November 11, 1997.

8. For the nine months ended October 4, 1997 and September 28, 1996, the Company made income tax payments of $60,539,000 and $63,211,000, respectively.

9. The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. As of October 4, 1997, the Company had contracts maturing through January 1998 to sell 12,000,000 Canadian dollars and contracts maturing through December 1997 to sell 1,200,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $10,717,000. Unrealized gains and losses for outstanding foreign exchange contracts were not material at October 4, 1997.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On a period to prior year comparable period ("period-to-period") basis, net sales for the third quarter of 1997 increased $64 million, or 10.3%, and net sales for the nine months of 1997 (40 weeks) increased $141 million, or 8.4%, over the nine months of 1996 (39 weeks). These results principally reflected increased net sales of women's sportswear, men's sportswear and the Company's outlet operations as well as the introduction of a new fragrance line, partially offset by lower net sales of dresses and the Company's domestic retail stores. The third quarter typically represents the Company's highest sales quarter in each year, reflecting normal seasonal fluctuations.

The 1997 third quarter increase in women's sportswear reflected a 24% increase in the net sales of the Casual Unit, to $202 million, and a 9% increase in the net sales of the Special Sizes Unit, to $130 million, due in each case to higher unit volume. New product offerings accounted for $25 million of the net sales increase: $18 million of net sales of Lizsport and Claiborne Sport, the Company's latest fragrances (initially shipped in July, 1997), offsetting the continued decline in net sales of the Company's ongoing fragrance products; and $7 million of net sales of Elisabeth/Liz & Co., the large-size casual knitwear line first shipped in September 1996. As previously reported, the Company is exploring entry into a licensing arrangement covering its fragrance business. Net sales of the outlet operations increased 15%, to $64 million, principally reflecting additional stores (93 at 1997 third quarter end as compared with 82 a year earlier) and improved store productivity. Net sales of men's sportswear and furnishings increased 23%, to $40 million, due principally to higher unit volume and, to a lesser degree, higher average unit selling prices. Net sales of Special Markets products increased 25%, to $31 million, due to higher unit volume. These net sales increases were moderated by a 26% decrease in dress sales, to $22 million, due to planned lower unit volume, reflecting weakness in demand. Net sales of the Company's domestic retail stores decreased 17%, to $31 million, principally reflecting weakness in demand for Collection and Elisabeth product and dresses within a generally soft environment for women's apparel specialty stores. Effective with the 1997 fiscal year, the Company lowered its internal transfer pricing for goods sold by its wholesale divisions to its domestic retail stores to a cost basis. The change reduced the net sales figures reported by the wholesale divisions and increased the gross margin dollars and percentage of the domestic retail operations. This change had no effect on the Company's consolidated results and did not have any material effect on the divisional disclosures contained herein.

The 1997 nine months increase in women's sportswear principally reflected a 19% increase in the net sales of the Casual Unit, to $550 million, and a 6% increase in the net sales of the Special Sizes Unit, to $345 million, due in each case to higher unit volume, partially offset by a 14% decrease in the net sales of the Collection Division, to $148 million, due to planned lower unit volume, reflecting weakness in demand during the first six months of the year. New product offerings accounted for $51 million of the net sales increase: $18 million of net sales of Lizsport and Claiborne Sport, $17 million of net sales of Elisabeth/Liz & Co., and $16 million of net sales of Curve for women and Curve for men, initially shipped in July 1996. Sales of the Sport and Curve fragrances more than offset the continuing decline in net sales of the Company's ongoing fragrance products. Net sales of the outlet operations increased 22%, to $167 million, principally reflecting additional stores and improved store productivity. Net sales of men's sportswear and furnishings increased 23%, to $104 million, due in equal parts to higher unit volume and higher average unit selling prices. Net sales of Special Markets products increased 9%, to $75 million, due to higher unit volume. These net sales increases were moderated by a 22% decrease in dress sales, to $73 million, due to planned lower unit volume reflecting weakness in demand. Net sales of the Company's domestic retail stores decreased 8%, to $102 million, reflecting weakness in demand due to the same factors described above for the third quarter.

Gross profit margins increased on a period-to-period basis to 41.4% from 40.8% in the third quarter, and to 39.9% from 39.2% in the nine months, of 1997. Gross profit dollars increased on a period-to-period basis by 11.7% in the third quarter, and 10.5% in the nine months, of 1997. These results principally reflected a larger percentage of sales represented by the Cosmetics and outlet Divisions (generally higher margin businesses), higher margins within those businesses and better margins on close-out sales. Higher cosmetics margins for the third quarter principally reflected initial shipments of the Company's Sport frangrances.Gross margins for Special Markets products also improved, reflecting a higher proportion of regular price sales. The overall gross margin improvement was moderated by lower margins within the Elisabeth line and Collection and Studio lines due to a lower proportion of regular price sales. The third quarter gross margin percentage of the Casual unit decreased on a period-to-period basis due to a lower proportion of regular price sales and, to a lesser degree, an increase in average unit costs related to the air/vessel ratio.

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

The period-to-period increases in selling, general and administrative ("SG&A") expenses were $15 million, or 8.7%, and $35 million, or 7.3%, for the third quarter and nine months of 1997, respectively. SG&A expenses expressed as a percentage of net sales were 26.6% and 27.0% for the third quarter, and 28.6% and 28.9% for the nine months of 1997 and 1996, respectively. The dollar increases principally reflected marketing expenses related to the new Sport fragrances and continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program). Additional expenses associated with the expansion of the Dana Buchman Division and outlet operations also contributed to the SG&A dollar increases. The nine month period-to-period increase reflected the additional week in the 1997 first quarter as well as marketing expenses related to the Curve fragrances. These increases were moderated by continuing expense reduction initiatives.

The period-to-period increases in investment and other income-net principally reflected increases in the Company's investment portfolio, notwithstanding the ongoing stock repurchase program.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 17.4% for the third quarter, and 18.9% for the nine months, of 1997. The provisions for income taxes reflected the changes in pre-tax income and a decrease in the effective tax rate in 1997; as a result, net income increased 18.5% and 19.9% for the third quarter and nine months of 1997, respectively.

The  earnings  per  common  share  computation   reflected  a  lower  number  of
outstanding shares on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is continuing the process of implementing a comprehensive business transformation effort which includes process reengineering and profit improvement programs. As previously announced, based on trends in holiday and early spring bookings, the Company expects to continue to report improved period-to-period sales and earnings in the fourth quarter of 1997.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $35 million through October 4, 1997, compared to $11 million through September 28, 1996, primarily due to a smaller decrease in inventories and a larger increase in accounts receivable, partially offset by higher net income and a smaller net decrease in current liabilities. Net cash used in investing activities was $66 million in 1997, compared to net cash provided by investing activities of $153 million in 1996. The fluctuation in net cash used in investing activities was primarily related to the net increase/decrease in marketable securities on a period-to-period basis. Net cash used in financing activities was $151 million in 1997, compared to $103 million in 1996. The change in net cash used in financing activities primarily reflected a $54 million increase in the amount expended in the Company's stock repurchase program, partially offset by the increased proceeds from exercise of stock options and the sales of put warrants. As of November 14, 1997, the Company had expended, or committed to expend through the sale of put warrants (see Note 6 of Notes to Consolidated Financial Statements), approximately $849 million of the $875 million authorized under its stock repurchase program, covering an aggregate of 26 million shares.

Inventories at October 4, 1997 were $343 million, compared with $349 million at 1996 year end and $338 million at September 28, 1996. The period-to-period increase in inventory principally reflected higher inventory levels associated with the higher sales level, partially offset by a reduction of ongoing inventory within the outlet operations and certain wholesale apparel and non-apparel divisions.

The Company's anticipated capital expenditures for 1997 currently approximate $35 million, of which $18 million has been expended through October 4, 1997. These expenditures consist primarily of the expansion of the Company's distribution facilities, including certain building and equipment expenses and renovation of New York showrooms and offices. The Company has recently commenced implementation of a significant information systems upgrade project, which will involve substantial changes to the Company's present hardware and software systems that the Company expects to provide certain competitive benefits and render its information systems "Year 2000" compliant. Management currently expects that full implementation of this project will involve a commitment of approximately $45-$60 million over the next three years; approximately $7 million of such amount is included in the Company's $35 million anticipated capital expenditures for 1997 referred to above. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions through the issuance of letters of credit, were $450 million as of October 4, 1997. The Company expects to be able to adjust these lines as required.

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for the remainder of fiscal 1997, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, such other factors as are set forth in the Company's 1996 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks", as well as risks that may be encountered in connection with the systems upgrade project referred to above. As previously announced, the Company has introduced a new upper-moderate label and has repositioned its moderate brands under its recently designated Special Markets Unit. The Company's efforts to date within the moderate market (which is generally a lower margin business) have generally not been profitable. This business is accompanied by certain risks, including risks associated with generating acceptance by new customers (including mass merchants) of new product lines and the general risks inherent with any such expansion.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and certain of its present and former officers and directors are parties to several pending legal proceedings and claims, including an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the defendants' motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the defendants' motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a third amended complaint was filed in the Ressler action. In December 1995, the defendants moved to dismiss that complaint.

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

(a)      Exhibits

             27   Financial Data Schedule as of  October 4, 1997.

            (b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         LIZ CLAIBORNE, INC.


DATE:    November 17, 1997            BY /s/ Samuel M. Miller
                                         --------------------
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer