Form 10-K
period 1998-01-03
CLAIBORNE LIZ INC
filed 1998-04-03
CIK 352363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998


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

                           Yes   X                            No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                  Based upon the closing sale price on the New York Stock Exchange composite tape on March 16, 1998, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,452,723,292.

                  Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 16, 1998: 66,001,538 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 14, 1998 - Part III.

                                     PART I

Item 1.   Business.

Overview

     Liz Claiborne, Inc. designs and markets an extensive range of fashion apparel and accessories, with versatile collections appropriate to wearing occasions ranging from casual to dressy, and fragrances. The Company's portfolio of marks includes the DANA BUCHMAN, DANA B. & KAREN, LIZ CLAIBORNE, LIZSPORT, LIZWEAR, LIZ & CO., ELISABETH, JH COLLECTIBLES, EMMA JAMES, VILLAGER, FIRST ISSUE, RUSS and CRAZY HORSE brands for women and the CLAIBORNE brand for men. Products licensed to carry the Company's marks include women's shoes, home furnishings, outerwear, swimwear, optics, sunglasses, watches, and men's tailored clothing. In addition, in January 1998, the Company consummated a license agreement with an affiliate of Donna Karen International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear, and activewear products under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos.

     Products are manufactured to the Company's specifications in the United States and abroad and are marketed through leading department and specialty stores and other channels in the United States, Canada, Europe, Asia, and Central and South America. Although they offer a wide array of styles, all of the Company's lines share the common characteristics of innovative fashion and exceptionally high quality and value. The Company believes that it is the largest "better" women's sportswear and dress company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items, but are priced in the "better" apparel range.

     At February 27, 1998, the Company's order book reflected unfilled customer orders for approximately $747 million of merchandise (including DKNY(R) JEANS products), as compared to approximately $690 million at February 28, 1997. Order book data at any given date is materially affected by the timing of recording orders and of shipments. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons. Substantially all orders will be filled within the 1998 fiscal year. There are no seasonal factors affecting the backlog disclosed above.

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

     In January 1998, the Company eliminated its Special Sizes Unit and realigned its ELISABETH and petite businesses as stand-alone operating units. Currently, the Company's women's "better" sportswear product lines are organized into the Casual Unit (consisting of "misses" LIZSPORT, LIZWEAR and LIZ & CO. product); the COLLECTION Division (consisting of "misses" COLLECTION and STUDIO (casual careerwear) product); the ELISABETH Division (consisting of "misses" and petite ELISABETH and ELISABETH-LIZ & Co. large-sized sportswear product); and the Petite Unit (consisting of petite sizings for each of the LIZSPORT, LIZWEAR, LIZ & Co. and COLLECTION product lines).

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

The following is a comparison of net sales by product/division for each of the five fiscal years ended January 3, 1998.

                                                                             (Dollars in millions)

                                                        1997         1996         1995         1994         1993
                                                     ----------   ----------   ----------   ----------   ----------


Casual(1) .......................................    $    708.5   $    607.6   $    555.9   $    610.2   $    695.6
Special Sizes(2)  ...............................         440.0        410.3        344.7        364.8        397.0
Collection and Studio ...........................         182.8        209.7        207.1        238.1        274.3
                                                     ----------   ----------   ----------   ----------   ----------

         Total Better Women's Sportswear ........       1,331.3      1,227.6      1,107.7      1,213.1      1,366.9

Accessories and Other Non-Apparel ...............         314.1        297.5        330.4        368.1        344.3
Outlet Stores ...................................         228.6        193.8        155.0        140.1        122.4
Dana Buchman ....................................         189.5        188.7        136.2        112.9         90.2
Retail Specialty Stores .........................         182.9        199.7        195.0        150.0        114.4
Men's Sportswear and Furnishings ................         145.7        121.6        113.1        101.7         80.7
Special Markets(3)...............................         104.0         77.3         81.3        111.6         78.7
Dresses .........................................          89.0        105.3        123.0        121.9        130.0
                                                     ----------   ----------   ----------   ----------   ----------
                                                        2,585.1      2,411.5      2,241.7      2,319.4      2,327.6
Intercompany Sales Elimination ..................        (172.5)      (194.0)      (160.1)      (156.5)      (123.3)
                                                     ----------   ----------   ----------   ----------   ----------

         Net Sales ..............................    $  2,412.6   $  2,217.5   $  2,081.6   $  2,162.9   $  2,204.3
                                                     ==========   ==========   ==========   ==========   ==========

Net Sales by Geographic Areas

Domestic ........................................    $  2,273.3   $  2,092.3   $  1,943.4   $  2,039.9   $  2,091.0
International ...................................         139.3        125.2        138.2        123.0        113.3
                                                     ----------   ----------   ----------   ----------   ----------

         Net Sales ..............................    $  2,412.6   $  2,217.5   $  2,081.6   $  2,162.9   $  2,204.3
                                                     ==========   ==========   ==========   ==========   ==========

---------------
1.    Casual:  Liz & Co., Lizsport, Lizwear
2.    Special Sizes:  Elisabeth, Liz Claiborne Petites
3.    Special Markets:  Emma James, First Issue, Russ, Villager, Crazy Horse

     The Casual Unit offers "misses" casual sportswear under three of the Company's trademarks. The LIZSPORT Division offers all-American sportswear, including twill products, for less formal work settings and casual occasions. The LIZWEAR Division offers denim and denim-related sportswear, including twills and fashion coordinates. The LIZ & CO. Division offers versatile career and casual knitwear. As a result of the realignment of the Company's petite businesses, as of January 1998, the Casual Unit's products are offered in petite sizes under the Company's Petite Unit.

     The COLLECTION Division offers "misses" professional careerwear with desk-to-dinner versatility under the LIZ CLAIBORNE trademark and casual careerwear under the STUDIO trademark. As a result of the realignment of the Company's petite businesses, as of January 1998, the COLLECTION Division's products are offered in petite sizes under the Company's Petite Unit.

     The DANA BUCHMAN Division offers collections for the women's "bridge" market (the market between the "better" and designer markets) under the Company's DANA BUCHMAN trademark and casual wear under the Company's
DANA B. & KAREN trademark, and dresses under both trademarks. In September 1997, the Company introduced a line of "upscale" specialty store products under the Company's DANA BUCHMAN LUXE trademark; shipping commenced in February 1998. The Division offers products with elegant styling in distinctive fabrics, in "misses", large and petite sizes.

     The ELISABETH Division, which until January 1998 was part of the Special Sizes Unit, offers large-sized classic careerwear, weekend casual and wardrobe basics in "plus" sizes (including petite proportions) under the Company's ELISABETH and ELISABETH-LIZ & CO. trademarks.

     The Dresses Division offers dresses and suits providing day-into-evening versatility under the Company's LIZ CLAIBORNE COLLECTION trademark in both the "misses" and petite size ranges, large-sized dresses under the ELISABETH trademark and special occasion dresses under the LIZ NIGHT trademark.

     The Menswear Division offers men's business-casual wear, sportswear and furnishings (dress shirts and ties) under the CLAIBORNE trademark.

     Each of the above Divisions presented four seasonal collections during 1997, except that the DANA BUCHMAN Division presented three, and the Dresses Division presented five, seasonal collections.

     The Accessories Group offers a wide variety of products through its Handbag/Small Leather Goods, Fashion Accessories and Jewelry Divisions, primarily under the LIZ CLAIBORNE trademark. These offerings mirror major fashion trends and complement many of the Company's other product lines. In March 1998, the Accessories Group introduced a line of accessories bearing the DANA BUCHMAN trademark, with shipping anticipated to commence in June 1998.

     The Company's Cosmetics Division offers fragrance and bath and body-care products under the LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN, CURVE, and, commencing in the third quarter of 1997, LIZSPORT and CLAIBORNE SPORT trademarks.

     The Special Markets Unit offers updated career and casual clothing under four Company trademarks: EMMA JAMES ("upper-moderate" priced related separates for the casual workplace, sold in department stores nationally), VILLAGER ("popular" priced relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE ("value" priced relaxed career and everyday wear, sold exclusively in Sears department stores), and RUSS ("budget" priced casual separates, sold in Wal-Mart stores and other mass merchandisers). The EMMA JAMES line first shipped in January 1997. The RUSS line first shipped to Wal-Mart stores in January 1997. In the third quarter of 1997, the Company announced that it was repositioning its CRAZY HORSE brand ("moderate" priced casual separates) to be sold exclusively at J.C. Penney stores; shipping is expected to commence by the third quarter of 1998. See "Competition; Certain Risks."

     In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos. DKNY(R) JEANS products were first shipped in the first quarter of 1998, and DKNY(R) ACTIVE products are anticipated to be shipped in the first quarter of 1999.

     In March 1998, the Company announced plans to launch a line of women's apparel under the JH COLLECTIBLES trademark, which will consist of clothing for all occasions, ranging from relaxed office attire to stylish weekend wear. The Company expects the line to be available in department stores beginning Spring 1999.

Sales and Marketing

     The Company's wholesale sales are made primarily to department, specialty and chain store customers throughout the United States. Retail sales are also made through the Company's own retail stores and outlet stores, as well as to international customers, direct-mail catalog companies, military exchanges and other outlets. The Company continues to evaluate its methods of doing business internationally. At 1997 year-end, LIZ CLAIBORNE products were being sold in over 70 markets outside the United States. The Company expects to continue expansion within these markets and to expand to additional markets.

     The Company currently operates a total of 113 prototype and presentational specialty retail stores, located throughout the United States, which carry solely Company products: 52 LIZ CLAIBORNE stores, 53 ELISABETH large-size apparel stores, 7 CLAIBORNE mens' stores and one DANA BUCHMAN store. These stores typically range in size from 2,000 square feet to 12,000 square feet. The LIZ CLAIBORNE flagship store, an approximately 17,000 square foot facility, is located on Fifth Avenue in New York City. The Company's retail stores enable it to more closely track sales and other product data, obtain market information and experiment with new products, visual presentation and ideas for enhancing customer service. This information is used to help the Company's wholesale customers respond more quickly to consumer preferences.

     In Canada, the Company operates a wholesale business which sells primarily to department store chains and specialty stores. During 1997, the Company continued its LIZ CLAIBORNE and DANA BUCHMAN product distribution in Canada and its expansion into the moderate market. During 1997, the Company continued to operate in Western Europe, principally through leased departments, or concessions, with a concentration in the United Kingdom and Spain, with wholesale distribution in Denmark, Belgium, Ireland and France; the Company plans to further expand wholesale distribution in international markets. In other international markets, the Company has continued to add retail licenses with third parties; at year-end 1997, these operations were comprised of 117 stores and dedicated department store shop-in-shops in 24 countries.

     Approximately 87% of 1997 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 12% of 1997 and 11% of 1996 sales, no single customer accounted for more than 6% of 1997 or 1996 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 1997 by The May Department Stores Company accounted for approximately 19% of 1997 and 18% of 1996 sales, and sales to the seven department store customers which were owned at year-end 1997 by Federated Department Stores, Inc. accounted for approximately 17% of 1997 and 1996 sales. See Note 8 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales.

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

     The Company has implemented and continues to expand in-stock reorder programs in several divisions to enable customers to reorder certain items for quick delivery. See "Manufacturing." During 1997, the Company continued the expansion of LIZRIM, an inventory replenishment system installed at a number of its retail customers.

     In 1997, the Company continued to expand its LIZEDGE program, an in-store marketing and merchandising program designed to enhance the way the Company's products appear on the selling floor and to encourage multiple item, regular price sales. As part of this expansion, the Company's retail store customers designated certain of their employees as LIZEDGE "consultants," who "ring the register," merchandise the selling floor and establish one-on-one relationships with consumers. In addition, in 1997, the Company's Accessories Group introduced the Accessories' LIZEDGE Program, a similar servicing and maintenance program.

     In 1997, the Company expanded its LIZVIEW program, a program designed to enhance the presentation of the Company's product on retail selling floors generally through the use of proprietary fixturing and layouts. At year-end 1997, over 600 LIZVIEW shops were installed in more than 350 stores, representing over 900,000 square feet of upgraded selling space. The Company has requests for more than 1,400 additional LIZVIEW installations and anticipates that approximately 500 will be installed during 1998.

     The Company spent approximately $31 million on national advertising in 1997, compared with approximately $23 million in 1996. Current plans call for 1998 advertising expenditures of approximately $33 million. The Company maintains cooperative advertising programs under which it generally shares the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under the cooperative advertising programs of approximately $58 million in respect of 1997 sales.

     In the fourth quarter of 1997, the Company launched a consumer website featuring fashion, retail and corporate information regarding LIZ CLAIBORNE product. During 1998, the Company plans to expand the website to include information specific to the ELISABETH and CLAIBORNE product lines.

     The Company currently operates 102 outlet stores, virtually all of which are located in "outlet centers" comprised primarily of manufacturer-operated stores.

Manufacturing

     The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

     A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1997, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 30 different countries, including China, the Dominican Republic, Sri Lanka, Saipan, South Korea, the United States, and Hong Kong. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6.5% of the Company's purchases of finished products during 1997. Approximately 30% of the Company's 1997 purchases of finished products were manufactured by its ten largest suppliers, as compared to 28% of 1996 and 1995 purchases. The Company expects that the percentage of production represented by its largest suppliers will continue to increase in light of the Company's ongoing worldwide factory certification initiative, under which the Company is planning to allocate even larger portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources. The Company's purchases from its suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory.

     During 1997, most of the Company's fabrics, trimmings and other materials were obtained in bulk from various foreign and domestic suppliers. Where the Company purchases completed product "packages" from its contractors, the contractor is itself responsible to purchase all necessary raw materials and other product components. Inasmuch as the Company intends to continue to move towards purchasing an increasing portion of its products as "packages," the Company continues its development of a group of "approved suppliers" to supply raw materials and other product components directly to its contractors; the Company anticipates purchasing a substantial portion of its products as "packages" in 1998. During 1997, the raw materials used in Company products were purchased from several hundred suppliers, located in the United States, South Korea, Taiwan, Hong Kong, Japan and Italy. Approximately 30% of the Company's expenditures for raw materials during 1997 and 28% during 1996 were accounted for by its five largest raw material suppliers, with no single raw material supplier accounting for more than 8% of 1997 raw material purchases. Generally, the Company does not have any long-term, formal arrangements with any supplier of raw materials. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

     The Company operates under substantial time constraints in producing each of its collections. See "Sales and Marketing." In order to deliver, in a timely manner, merchandise which reflects current tastes, the Company attempts to schedule a substantial portion of its materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, the Company must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. The Company continues to seek to reduce the time required to move products from design to the customer.

     If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess merchandise inventories. See "Competition; Certain Risks". For example, the Company was left with significant excess merchandise inventory positions during 1993 and into the first half of 1994 due to the Company's increased 1993 commitments compared to 1992 and the decreased demand for certain of the Company's apparel at retail.

     The Company's arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and, in certain parts of the world, political, economic and currency instability. The Company's operations have not been materially affected by any such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations.

Import and Import Restrictions

     Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round," ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changes the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change would determine country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. In addition, there are various United States initiatives pending concerning the trading status of certain countries, which, if enacted, would likely increase the cost of doing business in such countries. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, each of the countries in which the Company's products are sold have laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company maintains a program of intensive monitoring of import and quota-related developments. The Company seeks continually to minimize its potential exposure to import and quota-related risks through, among other measures, allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of its sources of supply.

     In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting textile agreements, could adversely affect the Company's operations.


Trademarks

     The Company utilizes a variety of trademarks in connection with its products, including LIZ CLAIBORNE, LIZ, CLAIBORNE, LIZWEAR, LIZSPORT, LIZ CLAIBORNE COLLECTION, LIZ NIGHT, LIZ CLAIBORNE STUDIO, its LC logomark, its triangular logomark, DANA BUCHMAN, DANA B. & KAREN, DANA BUCHMAN LUXE, ELISABETH, LIZ & CO., LEATHER CO., EMMA JAMES, FIRST ISSUE, RUSS, VILLAGER, CRAZY HORSE, REALITIES, VIVID, CURVE and CLAIBORNE SPORT. In February 1997, the Company acquired several trademarks from JH Collectibles,Inc.,including JH COLLECTIBLES, JH and JUNIOR HOUSE; the Company has announced plans to launch a line of women's apparel under the JH COLLECTIBLES trademark in 1999. In January 1998, the Company licensed exclusive rights in the Western Hemisphere to the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for men's and women's sportswear, jeanswear and activewear.

See "Item 1.--Business-Narrative Description of Business." The Company has registered or applied for registration of a multitude of trademarks for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as numerous foreign territories. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.

Licensing

     The Company has eleven license arrangements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company, the present terms of which (not including renewal terms) expire at various dates through 2010. Current licenses cover women's career, career-casual, casual and sport shoes; home furnishing products; women's outerwear and rainwear apparel; women's swimwear and related merchandise; women's and men's ophthalmic frames for prescription eyewear; women's and men's sunglasses and readers; women's watches; men's tailored clothing; men's accessories; tabletop products; and boys' apparel. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

Competition; Certain Risks

     The apparel and related product markets are highly competitive, both within the United States and abroad.

     The Company's ability to successfully compete depends on a number of factors, including the Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to translate market trends into appropriate, saleable product offerings relatively far in advance, and to operate within substantial production and delivery constraints. In addition, consumer and customer acceptance and support (especially by the Company's largest customers) depend upon, among other things, product, value and service.

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

     In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including the general retail environment and general economic conditions; the Company's relationships with its customers, especially its major department store customers; the Company's ability to correctly judge the level of its fabric and/or merchandise commitments; the Company's ability to effectively distribute its products within its targeted markets (including distribution through wholesale accounts and Company operated retail stores and concession locations); and the chance of substantial disruption of the Company's relationships with its suppliers, manufacturers and employees. See also the competitive and risk factors discussed under the headings "Sales and Marketing" and "Manufacturing".

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

     For a discussion of the Company's information system upgrade project, including efforts to assure Year 2000 compliance, and the risks associated with such efforts, see "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000/Information Systems Upgrade."

Employees

     At January 3, 1998, the Company had approximately 7,300 full-time employees, as compared with approximately 7,100 full-time employees at December 28, 1996. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

     The Company is bound by a national collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees (UNITE), agreements with various locals and a Jobbers Agreement with UNITE. These agreements cover approximately 1,800 of the Company's full-time employees and expire on May 31, 2000. Most of the union-represented employees are employed in the eight warehouse and distribution facilities the Company operates in New Jersey, Pennsylvania and Alabama.



Item 2.   Properties.

     The Company's showrooms and executive offices, as well as its sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where the Company leases approximately 276,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 29,000 and 93,000 square feet (with terms expiring in 2003 and 2013, respectively).

     The Company owns its approximately 450,000 square foot principal New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain other administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location. The Company presently leases approximately 912,000 square feet in six other New Jersey warehouse and distribution facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on 80 acres in Mt. Pocono, Pennsylvania, and is in the process of expanding this facility to include an additional 319,000 square foot warehouse and distribution facility. The Company leases pursuant to industrial development financing an approximately 290,000 square foot warehouse and distribution facility located on a 124 acre site in Montgomery, Alabama. The Company also leases showroom, warehouse and office space in various other domestic and international locations. The Company leases space for its 113 retail specialty stores (aggregating approximately 493,000 square feet in various malls) and for its 102 outlet stores (aggregating approximately 922,000 square feet). The Company is seeking to sell its approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

     The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for its present level of operations. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

     Various legal actions are pending against the Company, including the following:

     The Company and certain of its present and former officers and directors are defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., pending in the United States District Court for the Eastern District of New York. The plaintiffs seek compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and allege that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993 through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. In December 1995, the Company moved to dismiss that complaint. The motion was argued in May 1996 and has not yet been decided.

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

     The Company believes that the litigations described in this Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position. See Note 8 of Notes to Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders.


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.


Information as to the executive officers of the Company is set forth below:


Name                     Age         Position(s)

Paul R. Charron           55         Chairman of the Board and Chief Executive
                                     Officer

Denise V. Seegal          44         President

Jorge L. Figueredo        37         Senior Vice President - Human Resources

Samuel M. Miller          60         Senior Vice President - Finance, Chief
                                     Financial Officer

John R. Thompson          46         Senior Vice President - Service, Systems and
                                     Reengineering, Chief Information Officer

Robert J. Zane            58         Senior Vice President - Manufacturing and
                                     Sourcing

    Executive officers serve at the discretion of the Board of Directors.

     Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served as Executive Vice President of VF Corporation, an apparel manufacturer, from 1993 to 1994, and as a Group Vice President of VF Corporation from 1988 to 1993.

     Ms. Seegal joined the Company in 1996 as President. Prior to joining the Company, Ms. Seegal served as President of the CK Men's and Women's divisions of Calvin Klein, Inc. from 1994 to 1996 and as President of the DKNY divisions of the Donna Karan Company from 1989 to 1994.

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

     Mr. Thompson joined the Company in 1995 as Senior Vice President of Service, Systems and Reengineering, Chief Information Officer. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995. From 1991 to 1993, Mr. Thompson was Vice President Business Systems and Management Information Systems for Lee Apparel Company, an apparel manufacturer. Mr. Thompson also served as Vice President of Marketing and Sales of Quick Response Services, Inc., an information management services company, from 1987 to 1991.

     Mr. Zane joined the Company in 1995 as Senior Vice President - Manufacturing and Sourcing. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989. Prior to that, Mr. Zane was Vice President, Sourcing at Bernard Chaus, Inc. and Executive Vice President at Murjani International, Inc.

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

         Calendar Period                High                     Low
         ---------------                ----                     ---
              1997:

           1st Quarter                  45 3/4                  38 1/4
           2nd Quarter                  48 13/16                43 5/8
           3rd Quarter                  57                      43 3/4
           4th Quarter                  57 3/16                 39 3/4

              1996:

           1st Quarter                  35 5/8                  26 3/8
           2nd Quarter                  37 3/4                  33 1/4
           3rd Quarter                  37 5/8                  28 1/8
           4th Quarter                  45                      36 1/4

     On March 3, 1998, the closing sale price of the Company's Common Stock was $50 5/8. As of March 3, 1998, the approximate number of record holders of Common Stock was 9,409.

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                Calendar Period             Dividends Paid per Common Share
                ---------------             -------------------------------
                     1997:

                  1st Quarter                           $.1125
                  2nd Quarter                           $.1125
                  3rd Quarter                           $.1125
                  4th Quarter                           $.1125

                     1996:

                  1st Quarter                           $.1125
                  2nd Quarter                           $.1125
                  3rd Quarter                           $.1125
                  4th Quarter                           $.1125

     The Company plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 16, 1998, the Company had expended, or had commitments to expend through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $887 million of the $975 million authorized under its stock repurchase program, covering an aggregate of 27.4 million shares.

Item 6.           Selected Financial Data.

     The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

         (All dollar amounts in thousands except per common share data)

                             1997          1996          1995          1994           1993
                             ----          ----          ----          ----           ----
Net sales                $ 2,412,601   $ 2,217,518   $ 2,081,630   $ 2,162,901    $ 2,204,297
Gross profit                 969,658       876,435       790,701       755,207        750,916
Net income                   184,644       155,665       126,914        82,849*       126,924**
Working capital              729,763       815,429       757,199       717,905        748,667
Total assets               1,305,285     1,382,750     1,329,243     1,289,662      1,236,338
Stockholders'
 equity                      921,627     1,020,492       988,226       982,984        978,291
Per common share data:
 Basic earnings                 2.65          2.15          1.69          1.06*          1.56**
 Diluted earnings               2.63          2.14          1.69          1.05*          1.55**
 Book value at
     year end                  13.94         14.37         13.41         12.77          12.41
 Dividends paid                  .45           .45           .45           .45            .44
Weighted average
 common shares
 outstanding              69,619,167    72,396,130    75,002,861    78,526,724     81,509,120
Weighted average
 common shares
 and share
 equivalents
 outstanding              70,191,115    72,845,100    75,299,746    78,550,547     81,648,719

--------------------------------------------------------------------------------
* Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

** Includes a credit representing the cumulative effect of a change in the method of accounting for income taxes of $1,643 or $.02 per common share in 1993.

   All earnings per share have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth items in the Consolidated Statements of Income as a percent of net sales and the percentage change of those items as compared to the prior year.

                                   PERCENT OF NET               YEAR TO YEAR
                                       SALES                  PERCENTAGE CHANGE
--------------------------------------------------------------------------------
      FISCAL YEARS           1997       1996       1995      1997 VS.   1996 VS.
                                                               1996      1995
--------------------------------------------------------------------------------
NET SALES                   100.0%     100.0%     100.0%       8.8%      6.5%

Cost of goods sold           59.8       60.5       62.0        7.6       3.9
                            -----      -----      -----

GROSS PROFIT                 40.2       39.5       38.0       10.6      10.8

Selling, general and
administrative expenses      28.7       28.9       28.8        7.9       6.9
                            -----      -----      -----

OPERATING INCOME             11.5       10.6        9.2       18.1      23.4

Investment and other
income-net                     .7         .6         .6       10.4      11.4
                            -----      -----      -----

INCOME BEFORE PROVISION
FOR INCOME TAXES             12.2       11.2        9.8       17.7      22.6

Provision for income
taxes                         4.5        4.2        3.7       16.2      22.6
                            -----      -----      -----


NET INCOME                    7.7%       7.0%       6.1%      18.6%     22.7%
                            =====      =====      =====

     The Company's net sales for 1997 (53 weeks) were $2.41 billion, compared to $2.22 billion in 1996 (52 weeks) and $2.08 billion in 1995 (52 weeks). The 1997 results reflected increased net sales of better casual women's sportswear, men's sportswear and Special Markets product as well as increased net sales of the outlet operations, partially offset by lower net sales of COLLECTION product and dresses as well as lower net sales of the retail operations.

     The 1997 net sales results reflected an 8% increase in the sales of the Company's better women's sportswear lines, comprised of: a 17% increase in the net sales of Casual product, to $708 million, and a 7% increase in the net sales of Special Sizes product, to $440 million, due in each case to higher unit volume, partially offset by a 13% decrease in the net sales of the COLLECTION product, to $183 million, due to planned lower unit volume, reflecting weakness in demand. New product offerings accounted for $58 million of the net sales increase: $28 million of net sales of LIZSPORT and CLAIBORNE SPORT, the Company's latest fragrances (initially shipped in July 1997), $20 million of net sales of ELISABETH/LIZ & CO. (initially shipped in September 1996) and $10 million of net sales of CURVE for women and CURVE for men (initially shipped in July 1996). Sales of the SPORT and CURVE fragrances more than offset the continuing decline in net sales of the Company's ongoing fragrance products. Net sales of men's sportswear and furnishings increased 20%, to $146 million, due primarily to

Results of Operations
continued

higher unit volume and, to a lesser extent, higher average unit selling prices. Net sales of Special Markets product increased 35%, to $104 million, due to higher unit volume. Net sales of the outlet operations increased 18%, to $229 million, reflecting additional stores (97 at 1997 year end as compared with 82 at 1996 year end) and the inclusion of one extra week in 1997. The 1997 net sales increase was moderated by a 15% decrease in dress sales, to $89 million, due to planned lower unit volume, reflecting weakness in demand, and a 12% decrease in net sales of the Company's domestic retail stores, to $145 million, principally reflecting weakness in demand for ELISABETH product and dresses within a generally soft environment for women's apparel specialty stores. Effective with the 1997 fiscal year, the Company lowered its internal transfer pricing for goods sold by its wholesale divisions to its domestic retail stores to a cost basis. The change reduced the net sales figures reported by the wholesale divisions and increased the gross margin dollars and percentage of the domestic retail operations. This change had no effect on the Company's consolidated results and did not have any material effect on the divisional disclosures contained herein.

     The 1996 net sales results reflected an 11% increase in the sales of the Company's better sportswear lines, comprised of: a 9% increase in the net sales of Casual product, to $608 million, due in equal parts to higher unit volume and higher average unit selling prices; a 19% increase in the net sales of Special Sizes product, to $410 million, due to a significant increase in unit volume, with 31% of the increase due to the new LIZ & CO. petite line and, to a lesser extent, the additional product required by the Company's new ELISABETH stores (61 at 1996 year end as compared with 51 at 1995 year end), notwithstanding lower net sales of petite COLLECTION product; and a 1% increase in the net sales of COLLECTION product, to $210 million, reflecting the inclusion of the expanded STUDIO line, offset by a 12% decrease in the net sales of misses COLLECTION product due to weakness in demand. Net sales of DANA BUCHMAN product increased 39%, to $189 million, due to higher unit volume, with approximately 45% of the increase relating to the introduction of the DANA B. & KAREN line. Net sales of the outlet operations increased 25%, to $194 million, reflecting improved store productivity and new store openings (82 at 1996 year end as compared with 76 at 1995 year end). Net sales of men's sportswear and furnishings increased 8%, to $122 million, due to higher unit volume. The 1996 net sales increase was moderated by a 14% decrease in dress sales, to $105 million, due in equal parts to lower unit volume and lower average unit selling prices, reflecting weakness in demand. Approximately 18% of the 1996 net sales increase was attributable to the change in trade terms (from 10% to 8%, the prevailing standard in the industry), effective as of January 1, 1996.

     Gross profit margins were 40.2% in 1997, compared to 39.5% in 1996 and 38.0% in 1995. Gross profit dollars increased $93 million, or 10.6%, in 1997 and $86 million, or 10.8%,in 1996. The 1997 results principally reflected the larger percentage of net sales represented by the Cosmetics Division and outlet operations (generally higher margin businesses), higher margins within those businesses, and better margins on close-out sales. The improvement in cosmetics margins reflected initial shipments of the Company's SPORT fragrances in the second half of the year. Gross margins for Special Markets product increased significantly, due to a higher proportion of regular price sales. The overall gross margin improvement was moderated by lower margins within the ELISABETH and COLLECTION Divisions due to a lower proportion of regular price sales.

     Approximately one-half of the 1996 improvement in gross margin percentage was due to the change in trade terms referred to above. The 1996 gross profit results also reflected higher initial gross margins due in part to a larger proportion of product shipped by ocean vessel transport as compared to more costly air transport. Overall margins were favorably impacted by significant margin improvements in the outlet operations, as well as higher margins within, and a higher proportion of net sales represented by, the DANA BUCHMAN Division and the Cosmetics Division (both of which are higher margin businesses). The

Results of Operations
continued

improvements in gross margin percentage were moderated by lower margins realized on dress sales, lower margins within the Special Markets Unit (principally reflecting the repositioning of the brands), and lower margins within the Company's domestic retail store operations due to higher store markdowns.

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

     Selling, general and administrative ("SG&A") expenses increased $51 million, or 7.9%, in 1997 over 1996, compared with an increase of $41 million, or 6.9%, in 1996 over 1995. These expenses represented 28.7% of net sales in 1997, compared to 28.9% in 1996 and 28.8% in 1995. The 1997 dollar increase principally reflected the continued expansion of the Company's brand enhancing activities (including a national advertising campaign and in-store service and presentation program), and marketing expenses related to the introduction of the new SPORT fragrances. Additional expenses associated with the expansion of the Company's outlet operations, incremental expenses related to the higher sales volume in certain divisions, and the additional week included in the 1997 fiscal year, also contributed to the SG&A increase. The increase was moderated by continuing expense reduction initiatives.

     The 1996 dollar increase in SG&A expenses principally reflected the continued expansion of the Company's brand enhancing activities described above, the costs of which were funded through the redeployment of funds generated as a result of the change in trade terms, and marketing expenses related to the introduction of the new CURVE fragrances. Additional expenses associated with the expansion of the Company's DANA BUCHMAN Division and the Company's domestic retail stores and outlet operations, as well as incremental expenses related to the higher sales volume in certain divisions, also contributed to the SG&A increase. The increase was partially offset by continuing expense reduction initiatives. The Company's former shoe and watch businesses together accounted for approximately $1 million and $10 million of 1996 and 1995 direct expenses, respectively, prior to the license of such businesses to third parties.

     Investment and other income-net increased on a year-to-year basis by $1.5 million in each of 1997 and 1996, reflecting in each case an increase in the Company's average investment portfolio, notwithstanding the Company's ongoing stock repurchase program. The 1996 increase was moderated by various other income and expense items.

     As a result of the factors described above, the Company's income before provision for income taxes increased on a year-to-year basis 18% in 1997, compared with 23% in 1996. These results included losses within the Special Markets Unit (although the 1997 losses were significantly lower than those in 1996). The provision for income taxes reflected the changes in pre-tax income and a decrease in the effective tax rate from 37.5% in 1996 to 37.0% in 1997.

     Net income expressed as a percentage of net sales was 7.7% in 1997, compared with 7.0% in 1996 and 6.1% in 1995. These increases were principally due to higher operating margins.

Results of Operations
continued

     The earnings per common share computations reflected a lower number of average outstanding shares on a period-to-period basis as a result of the Company's ongoing stock repurchase program. Earnings per common share were computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (see Notes 1 and 13 of Notes to Consolidated Financial Statements).

     The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. During 1997, the Company completed the first phase of a comprehensive business transformation effort, including process reengineering and profit improvement programs. The Company is currently implementing the second phase of the program and has established certain new goals including the continuation of cost reduction programs, improvements in the Company's operating margins and return on operating capital, and enhanced customer and consumer responsiveness initiatives. Over the past few years, the Company has licensed a number of product categories to third parties; management continues to explore entry into a licensing arrangement covering its cosmetics business. Management believes that ongoing product improvements, as well as the Company's stepped up marketing activities, will continue to enhance customer and consumer response to its product offerings, resulting in continued growth in 1998.


Financial Position, Capital Resources and Liquidity

     Net cash provided by operating activities was $145 million in 1997, compared to $238 million in 1996 and $222 million in 1995. The year-to-year decrease in 1997 primarily reflects a change in inventory levels ($47 million increase in 1997 compared to a decrease of $44 million in 1996), and changes in other current assets and current liabilities, offset in part by higher net income.

     Net cash used in investing activities was $57 million in 1997, compared to net cash provided by investing activities of $156 million in 1996 and net cash used in investing activities of $134 million in 1995. The fluctuations in net cash used in and provided by investing activities are related to the net purchases of investments of $13 million in 1997, compared to net disposals of $176 million in 1996 and net purchases of $118 million in 1995 as well as changes in the level of capital expenditures on a year-to-year basis.

     Net cash used in financing activities was $274 million in 1997, compared to $123 million in 1996 and $104 million in 1995. The changes in net cash used in financing activities principally reflects the amount expended in the Company's stock repurchase program, partially offset by the proceeds from the exercise of stock options and the sale of put warrants. As of March 3, 1998, the Company had expended or committed to expend, through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $887 million of the $975 million authorized under its stock repurchase program, covering an aggregate of 27.4 million shares.

     The increase in 1997 year end inventory levels over the prior year end reflected earlier receipt of spring merchandise across substantially all of the Company's wholesale apparel divisions and an increase in the inventory levels of an in-stock reorder program within certain divisions. Lower average inventory levels had a positive impact on the Company's 1997 inventory turnover rate.

     The Company's anticipated capital expenditures for 1998 currently approximate $80 million. These expenditures consist primarily of the information systems upgrade discussed below, the technological upgrading and expansion of the Company's distribution facilities (including certain building and equipment expenditures) and the expansion of the retail and outlet operations. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions, were $470 million at year end 1997 and $270 million at year end 1996. The Company expects to be able to continue to adjust these lines as required.

Results of Operations
continued

Year 2000/Information Systems Upgrade

     Many existing computer systems and software products, including several used by the Company, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be materially adversely affected unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

     In 1996, the Company commenced a comprehensive upgrade of its management information systems, which involves substantial changes to the Company's present hardware and software, and is expected to provide certain competitive benefits and also result in the Company's information systems being year 2000 compliant upon completion. The planning stage of this project was recently completed and the systems development and pilot implementation stages are currently in progress. Management currently expects that full implementation of the project will involve a commitment of approximately $50-$60 million over the four year period ending with year end 1999. Approximately $40-$45 million of such amount is in the form of capital expenditures, while the remaining $10-$15 million is being expensed as incurred. As of January 3, 1998, capital expenditures related to the project totaled $11 million and an additional $4 million had been expensed as incurred. The Company's financial systems were upgraded for year 2000 compliance during 1997. Project purchases of approximately $20 million are included in the anticipated 1998 capital expenditures, and approximately $5 million in project associated expenses are expected to be incurred in 1998. The testing and the initial implementation phases of a significant portion of the project are currently expected to be completed during the first six months of 1998. The Company expects that with the completion of the project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the upgrade project on a timely basis could have a material adverse effect on the Company's operations.

     The Company has begun formal communications with all of its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company's estimated project costs and timetables are based on presently available information, and include the Company's assessment of the abilities of third parties to address the issue effectively. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations.


Certain Interest Rate and Foreign Currency Risks

     The Company has no long-term debt, and finances its capital needs through available capital and future earnings. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company, by policy, mitigates its exposure by limiting maturity and placing its investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. To ensure liquidity, the portfolio includes only marketable securities readily tradable in an active market. The table below presents amortized cost amounts and related weighted average yields by year of maturity for the Company's investment portfolio as of January 3, 1998:

Results of Operations
continued


                                  1998                 1999                 2000                 Total
                            ----------------     ----------------     ----------------     ----------------
(Dollars in thousands)      Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
----------------------      ------     -----     ------     -----     ------     -----     ------     -----
Tax exempt securities      $172,949    4.04%    $114,276    4.15%     $4,435     4.22%    $291,660    4.09%

Taxable securities           52,675     5.71          --      --          --       --       52,675     5.71
                           --------             --------              ------              --------

                           $225,624    4.43%    $114,276    4.15%     $4,435     4.22%    $344,335    4.34%
                           ========             ========              ======              ========

     The Company reduces the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. The table below presents the amount of contracts outstanding, contract rates and unrealized gains as of January 3, 1998:

                            U.S. Dollar            Contract           Unrealized
(Dollars in thousands)           Amount                Rate                 Gain
----------------------      -----------            --------           ----------
Canadian dollars                 $1,466               .7328                  $54
British pounds sterling          $  410              1.6419                  $ 1

Inflation

     The rate of inflation over the past few years has not had a significant impact on the Company's sales and profitability.

                              ********************

     Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of fiscal 1998, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's 1997 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business - Competition; Certain Risks."


Item 8.     Financial Statements and Supplementary Data.

     Information called for by this Item 8 is included following the "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

     Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").


Item 11.  Executive Compensation.

     Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1998 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1998 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 1998 Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements.


                                                               PAGE REFERENCE
                                                               --------------
                                                               1997 FORM 10-K
                                                               --------------

MANAGEMENT'S REPORT AND REPORT OF
  INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2 to F-3

FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of January 3, 1998
   and December 28, 1996                                          F-4

  Consolidated Statements of Income for the
   Three Fiscal Years Ended January 3, 1998                       F-5

  Consolidated Statements of Stockholders' Equity
   for the Three Fiscal Years Ended January 3, 1998               F-6 to F-7

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended January 3, 1998                       F-8

  Notes to Consolidated Financial Statements                      F-9 to F-21

UNAUDITED QUARTERLY RESULTS                                       F-22

         2.       Schedules.

SCHEDULE II -- Valuation and Qualifying Accounts                  F-23

NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

            3.    Exhibits.


Exhibit
  No.                                 Description
-------                               -----------

3(a)        -     Restated Certificate of Incorporation of Registrant
                  (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)        -     By-laws of Registrant, as amended (incorporated herein by
                  reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                  "1992 Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par value
                  $1.00 per share (incorporated herein by reference from Exhibit
                  4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated as of December 7, 1988, as amended, between Registrant and First Chicago Trust Company of New
                  York, as Rights Agent (successor to The Chase Manhattan Bank,
                  N.A.) (incorporated herein by reference from Exhibits 1 and 2 to Registrant's Form 8-A dated December 21, 1988).

4(b)(i)     -     Amendment No. 1 to Rights Agreement, dated March 1990, between
                  Registrant and First Chicago Trust Company of New York, as
                  Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                  (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)    -     Appointment of Rights Agent, dated as of January 24, 1992, between Registrant and First Chicago Trust Company of New
                  York, as Rights Agent under the Rights Agreement (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  28, 1991 [the "1991 Annual Report"]).

10(a)       -     Reference is made to Exhibits 4(b) - 4(b)(ii) filed hereunder, which are incorporated herein by this reference.

10(b)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(hh) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1983 [the "1983 Annual Report"]).

10(b)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1988).

10(c)+       -    Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                  Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+    -    Amended Form of Option Agreement under the 1984 Option Plan
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

10(e)+      -     Amendment Nos. 1 and 2 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g) to the 1992 Annual
                  Report).

10(e)(i)+   -     Amendment Nos. 3 and 4 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g)(i) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  26, 1993 [the "1993 Annual Report"]).

10(e)(ii)+  -     Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+ -     Amendment No. 6 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iii) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(e)(iv)+  -     Amendment No. 7 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report.

10(e)(v)+*  -     Amendment No. 8 to the Savings Plan.

10(f)+      -     Amended and Restated Liz Claiborne Profit-Sharing Retirement
                  Plan (the "Profit-Sharing Plan") (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)       -     Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+   -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(g)(ii)+  -     Amendment No. 3 to the Profit-Sharing Plan (incorporated
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

10(g)(iv)+  -     Amendment No. 5 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(iv) to the 1996 Annual
                  Report).

10(h)*      -     National Collective Bargaining Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc.
                  and the Union of Needletrades, Industrial and Textile
                  Employees (UNITE) for the period June 1, 1997 through May 31,
                  2000.

10(h)(i)*   -     Jobbers Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 1997 through May 31, 2000.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith

Exhibit
  No.                                 Description
-------                               -----------

10(i) +     -     Executive Liability and Indemnification Policy No.
                  8103-53-79G, with Chubb Group of Insurance Companies (the
                  "Insurance Policy") (incorporated herein by reference from
                  Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [the "1994 Annual
                  Report"]).

10(i)(i)+*  -     Summary of Extension of the Insurance Policy.

10(j)       -     Excess Coverage Directors and Officers Liability Insurance
                  Policy No. 483-73-56, with National Union Fire Insurance
                  Company of Pittsburgh, PA (the "Excess Policy") (incorporated herein by reference from Exhibit 10(j) to the 1996 Annual
                  Report).

10(j)(i)*   -     Summary of Extension of the Excess Policy.

10(k)+*     -     Description of Liz Claiborne, Inc. 1997 Salaried Employee
                  Incentive Bonus Plan.

10(l)       -     Lease, dated as of January 1, 1990 for premises located at
                  1441 Broadway, New York, New York between Registrant and
                  Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(m)+      -     Liz Claiborne, Inc. Amended and Restated Outside Directors'
                  1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                  (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(m)(i)+   -     Form of Option Agreement under the Outside Directors' 1991
                  Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(n)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                  Plan") (incorporated herein by reference from Exhibit 10(p) to the 1991 Annual Report).

10(n)(i)+   -     Amendment No. 1 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(n)(ii)+* -     Amendment No. 2 to the 1992 Plan.

10(o)+      -     Form of Option Agreement under the 1992 Plan for
                  premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(p)+      -     Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                  Report).

10(q)+      -     Form of Option Grant Certificate under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(r)+      -     Form of Restricted Career Share Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(s)+*     -     Form of Restricted Transformation Share Agreement under the
                  1992 Plan.

10(t)+*     -     Description of Supplemental Life Insurance Plans.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
  No.                                 Description
-------                               -----------

10(u)+      -     Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                  10(u) to the 1992 Annual Report).

10(v)+      -     Form of the Liz Claiborne Section 162(m) Cash Bonus Plan
                  (incorporated herein by reference from Exhibit 10(v) to the 1994 Annual Report).

10(w)+      -     Liz Claiborne, Inc. Supplemental Executive Retirement Plan (as
                  amended and restated effective as of January 1, 1997)
                  (incorporated herein by reference from Exhibit 10(w) to the 1996 Annual Report).

10(x)+      -     The Liz Claiborne, Inc. Bonus Deferral Plan (incorporated
                  herein by reference from Exhibit 10(x) to the 1996 Annual
                  Report).

10(y)+      -     Employment Agreement dated as of May 9, 1994, between
                  Registrant and Paul R. Charron (the "Employment Agreement")
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(y)(i)+   -     Amendment to the Employment Agreement, dated as of November
                  20, 1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual
                  Report).

10(y)(ii)+  -     Amendment to the Employment Agreement, dated as of September
                  19, 1996, between Registrant and Paul R. Charron (including the Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron)(incorporated herein by reference from
                  Exhibit 10(y)(ii) to the 1996 Annual Report).

10(z)+     -      Employment Agreement dated as of September 26, 1996 between
                  Registrant and Denise V. Seegal (incorporated herein by reference from Exhibit 10(z) to the 1996 Annual Report).

10(aa)+     -     Agreements dated as of May 15, 1996 and May 17, 1996, between
                  Registrant and Jerome A. Chazen (incorporated herein by reference from Exhibit 10(aa) to the 1996 Annual Report).

21*         -     List of Registrant's Subsidiaries.

23*         -     Consent of Independent Public Accountants.

27*         -     Financial Data Schedule.

27.1*       -     Financial Data Schedule for 1996.

27.2*       -     Financial Data Schedule for 1997 interim periods.

27.3*       -     Financial Data Schedule for 1996 interim periods.

99*         -     Undertakings.

(b)   Reports on Form 8-K.

            Not applicable.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 1998.

                                 LIZ CLAIBORNE, INC.


                                 By /s/Samuel M. Miller
                                    ----------------------------
                                      Samuel M. Miller,
                                      Senior Vice President-Finance,
                                      Chief Financial Officer/
                                      Principal Financial and Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 2, 1998.

    Signature                                  Title
    ---------                                  -----

/s/Paul R. Charron             Chairman of the Board, Chief Executive Officer
--------------------------     and Director/Principal Executive Officer
   Paul R. Charron



/s/Lee Abraham
--------------------------
   Lee Abraham                 Director



/s/Bernard W. Aronson
--------------------------
   Bernard W. Aronson          Director



/s/Eileen H. Bedell
--------------------------
   Eileen H. Bedell            Director



/s/Ann M. Fudge
--------------------------
   Ann M. Fudge                Director



/s/J. James Gordon
--------------------------
   J. James Gordon             Director



/s/Kenneth P. Kopelman
--------------------------
   Kenneth P. Kopelman         Director



/s/Kay Koplovitz
--------------------------
   Kay Koplovitz               Director



/s/Paul E. Tierney, Jr.
--------------------------
   Paul E. Tierney, Jr.        Director

                                                                           INDEX




                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                        Page
                                                                       Number
                                                                       ------

MANAGEMENT'S REPORT AND REPORT
  OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2 to F-3


FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  January 3, 1998 and December 28, 1996                               F-4

 Consolidated Statements of Income for the
  Three Fiscal Years Ended January 3, 1998                            F-5

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended January 3, 1998                   F-6 to F-7

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended January 3, 1998                   F-8

 Notes to Consolidated Financial Statements                          F-9 to F-21


UNAUDITED QUARTERLY RESULTS                                          F-22

SCHEDULE II -- Valuation and Qualifying Accounts                     F-23



NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                              MANAGEMENT'S REPORT

     The management of Liz Claiborne Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based on management's informed judgments and best estimates.

     To help assure that financial information is reliable and assets are safeguarded, management maintains a system of internal controls and procedures which it believes is effective in accomplishing these objectives. These controls and procedures are designed to provide reasonable assurance, at appropriate costs, that transactions are executed and recorded in accordance with management's authorization.

     The independent public accountants have audited the Company's consolidated financial statements as described in their report. In the course of their audits, the independent public accountants have developed an overall understanding of the Company's accounting and financial controls and have conducted other tests as they considered necessary to support their opinion on the financial statements. The independent public accountants report their findings and recommendations to management and the Audit Committee of the Board of Directors. Control procedures are implemented or revised as appropriate to respond to these recommendations. There have not been any material control weaknesses brought to the attention of management or the Audit Committee during the periods covered by the report of the independent public accountants. However, in as much as the independent public accountants' audits consisted of selected tests of control policies and procedures and did not cover the entire system of internal control, they would not necessarily disclose all weaknesses which might exist.


     The Audit Committee, which consists solely of non-management directors, meets with the independent public accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent public accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.


/s/ Paul R. Charron                      /s/ Samuel Miller

Paul R. Charron                          Samuel M. Miller
Chairman of the Board                    Senior Vice President Finance,
and Chief Executive Officer              Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.







                                               /s/ Arthur Andersen LLP
New York, New York
February 22, 1998

CONSOLIDATED BALANCE SHEETS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA                 JANUARY 3, 1998  DECEMBER 28, 1996
                                                           ---------------  -----------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                $   138,185      $   322,881
    Marketable securities                                        221,343          205,855
    Accounts receivable - trade                                  181,303          158,168
    Inventories                                                  396,249          349,427
    Deferred income tax benefits                                  31,647           31,555
    Other current assets                                          88,693           74,212
                                                             -----------      -----------
         Total current assets                                  1,057,420        1,142,098
                                                             -----------      -----------

 PROPERTY AND EQUIPMENT - NET                                    214,624          223,284
 OTHER ASSETS                                                     33,241           17,368
                                                             -----------      -----------
                                                             $ 1,305,285      $ 1,382,750
                                                             ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                         $   173,812      $   163,666
    Accrued expenses                                             138,816          152,241
    Income taxes payable                                          15,029           10,762
                                                             -----------      -----------
        Total current liabilities                                327,657          326,669
                                                             -----------      -----------

 DEFERRED INCOME TAXES                                            10,542            8,253
 COMMITMENTS AND CONTINGENCIES
 PUT WARRANTS                                                     45,459           27,336
 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized shares-
       50,000,000, issued shares-none                                 --               --
     Common stock, $1 par value, authorized shares -
       250,000,000, issued shares - 88,218,617                    88,219           88,219
     Capital in excess of par value                               30,731           38,577
     Retained earnings                                         1,541,894        1,382,247
     Cumulative translation adjustment                            (2,673)          (4,311)
                                                             -----------      -----------
                                                               1,658,171        1,504,732
     Common stock in treasury, at cost - 22,120,305
       shares in 1997 and 17,212,585 shares in 1996             (736,544)        (484,240)
                                                             -----------      -----------

          Total stockholders' equity                             921,627        1,020,492
                                                             -----------      -----------
                                                             $ 1,305,285      $ 1,382,750
                                                             ===========      ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                               FISCAL YEARS ENDED
                                                                     -----------------------------------------
                                                                     (53 WEEKS)      (52 WEEKS)     (52 WEEKS)
ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER COMMON SHARE DATA         JANUARY 3,    DECEMBER 28,   DECEMBER 30,
                                                                           1998            1996           1995
                                                                     ----------    ------------   ------------
NET SALES                                                            $2,412,601     $2,217,518     $2,081,630
  Cost of goods sold                                                  1,442,943      1,341,083      1,290,929
                                                                     ----------     ----------     ----------
GROSS PROFIT                                                            969,658        876,435        790,701
  Selling, general and administrative expenses                          692,363        641,720        600,471
                                                                     ----------     ----------     ----------
OPERATING INCOME                                                        277,295        234,715        190,230
  Investment and other income - net                                      15,849         14,350         12,884
                                                                     ----------     ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                293,144        249,065        203,114
  Provision for income taxes                                            108,500         93,400         76,200
                                                                     ----------     ----------     ----------
NET INCOME                                                           $  184,644     $  155,665     $  126,914
                                                                     ==========     ==========     ==========


NET INCOME PER COMMON SHARE:
  Basic                                                              $     2.65     $     2.15     $     1.69
                                                                     ==========     ==========     ==========

  Diluted                                                            $     2.63     $     2.14     $     1.69
                                                                     ==========     ==========     ==========

DIVIDENDS PAID PER COMMON SHARE                                      $      .45     $      .45     $      .45
                                                                     ==========     ==========     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                      Common Stock
                                                 -------------------    Capital in              Cumulative    Common
                                                 Number of              Excess of    Retained   Translation   Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                  Shares       Amount    Par Value    Earnings   Adjustment    Treasury     Total
                                                 ----------   ------    ----------   --------   -----------   --------     ------
BALANCE, DECEMBER 31, 1994                       88,218,617   $88,219   $ 56,714   $ 1,164,850   $(1,637)   $(325,162)   $982,984

      Net income                                         --        --         --       126,914        --           --     126,914
      Exercise of stock options and
         related tax benefits                            --        --         27          (132)       --          659         554
      Cash dividends paid                                --        --         --       (33,627)       --           --     (33,627)
      Proceeds from sale of put warrants                 --        --      3,617            --        --           --       3,617
      Reclassification of put warrant
         obligations                                     --        --    (25,283)           --        --           --     (25,283)
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                          --        --         --         4,549        --           --       4,549
      Translation adjustment                             --        --         --            --       381           --         381
      Purchase of 3,749,900 shares of
         common stock                                    --        --         --            --        --      (74,800)    (74,800)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                                 --        --         --        (7,229)       --       10,166       2,937
                                                 ----------   -------   --------   -----------   -------    ---------    --------

BALANCE, DECEMBER 30, 1995                       88,218,617    88,219     35,075     1,255,325    (1,256)    (389,137)    988,226

      Net income                                         --        --         --       155,665        --           --     155,665
      Exercise of stock options and
         related tax benefits                            --        --      1,719         1,778        --       11,070      14,567
      Cash dividends paid                                --        --         --       (32,318)       --           --     (32,318)
      Proceeds from sale of put warrants                 --        --      3,836            --        --           --       3,836
      Reclassification of put warrant
         obligations, net                                --        --     (2,053)           --        --           --      (2,053)
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                          --        --         --          (991)       --           --        (991)
      Translation adjustment                             --        --         --            --    (3,055)          --      (3,055)
      Purchase of 3,211,462 shares of
         common stock                                    --        --         --            --        --     (107,617)   (107,617)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                                 --        --         --         2,788        --        1,444       4,232
                                                 ----------   -------   --------   -----------   -------    ---------    --------

BALANCE, DECEMBER 28, 1996                       88,218,617    88,219     38,577     1,382,247    (4,311)    (484,240)  1,020,492

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (CONTINUED)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                 Common Stock
                                             ------------------   Capital in                Cumulative     Common
                                              Number of            Excess of   Retained     Translation   Stock in
ALL DOLLAR AMOUNTS IN THOUSANDS                  Shares  Amount    Par Value   Earnings     Adjustment    Treasury          Total
                                             ----------  ------   ----------   --------     ----------    --------          -----
BALANCE, DECEMBER 28, 1996                   88,218,617  $88,219   $ 38,577   $ 1,382,247    $(4,311)    $(484,240)     $ 1,020,492

      Net income                                     --       --         --       184,644         --            --          184,644
      Exercise of stock options and
         related tax benefits                        --       --      3,670           638         --        14,564           18,872
      Cash dividends paid                            --       --         --       (31,162)        --            --          (31,162)
      Proceeds from sale of put warrants             --       --      6,607            --         --            --            6,607
      Reclassification of put warrant
         obligations, net                            --       --    (18,123)           --         --            --          (18,123)
      Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax                      --       --         --         1,347         --            --            1,347
      Translation adjustment                         --       --         --            --      1,638            --            1,638
      Purchase of 5,382,600 shares of
         common stock                                --       --         --            --         --      (264,852)        (264,852)
      Issuance of common stock under
         restricted stock and employment
         agreements, net                             --       --         --         4,180         --        (2,016)           2,164
                                             ----------  -------   --------   -----------    -------     ---------      -----------

BALANCE, JANUARY 3, 1998                     88,218,617  $88,219   $ 30,731   $ 1,541,894    $(2,673)    $(736,544)     $   921,627
                                             ==========  =======   ========   ===========    =======     =========      ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                                FISCAL YEARS ENDED
                                                                   ------------------------------------------
                                                                   (53 WEEKS)       (52 WEEKS)     (52 WEEKS)
                                                                   JANUARY 3,     DECEMBER 28,   DECEMBER 30,
ALL DOLLAR AMOUNTS IN THOUSANDS                                          1998           1996           1995
                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 184,644      $ 155,665      $ 126,914
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                    46,024         42,850         39,043
      Other-net                                                         8,103          6,452          7,524
      Change in current assets and liabilities:
        (Increase) decrease in accounts receivable - trade            (23,135)       (32,115)        33,713
        (Increase) decrease in inventories                            (46,822)        43,936         12,362
        (Increase) in deferred income tax benefits                       (888)          (676)          (416)
        (Increase) decrease in other current assets                   (14,481)         3,498           (846)
         Increase in accounts payable                                  10,146         24,866            219
        (Decrease) in accrued expenses                                (22,809)        (4,323)        (1,587)
         Increase (decrease) in income taxes payable                    4,267         (1,886)         4,754
                                                                    ---------      ---------      ---------
            Net cash provided by operating activities                 145,049        238,267        221,680
                                                                    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                              (370,546)      (348,646)      (344,626)
    Disposals of investment instruments                               357,162        524,323        227,119
    Purchases of property and equipment                               (34,037)       (23,337)       (34,357)
    Purchases of trademarks                                            (3,750)            --         (2,595)
    Proceeds from sale of certain shoe division assets                     --             --         17,872
    Other-net                                                          (6,027)         3,828          2,102
                                                                    ---------      ---------      ---------
            Net cash (used in) provided by investing activities       (57,198)       156,168       (134,485)
                                                                    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                     15,222         12,878            537
    Dividends paid                                                    (31,162)       (32,318)       (33,627)
    Purchase of common stock, net of put warrant premiums            (258,245)      (103,781)       (71,183)
                                                                    ---------      ---------      ---------
            Net cash used in financing activities                    (274,185)      (123,221)      (104,273)
                                                                    ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 1,638         (3,055)           381
                                                                    ---------      ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              (184,696)       268,159        (16,697)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        322,881         54,722         71,419
                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 138,185      $ 322,881      $  54,722
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


MARKETABLE SECURITIES

Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses are included in retained earnings until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned.


INVENTORIES

Inventories are stated at the lower of cost (using the first-in, first-out method) or market.


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


TRADEMARKS

Trademarks are amortized on a straight-line basis over their estimated useful lives of 25 years and amounted to $16.1 million in 1997 and $13.1 million in 1996. These amounts are included in other assets on the consolidated balance sheets.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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


FOREIGN EXCHANGE FORWARD CONTRACTS

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in fiscal 1997, 1996 and 1995. As of January 3, 1998, the Company had forward contracts maturing through March 1998 to sell 2,000,000 Canadian dollars and 250,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $1,900,000 at year end 1997, as compared with approximately $9,800,000 at year end 1996. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at January 3, 1998 and December 28, 1996.


REVENUE RECOGNITION

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail and outlet store revenues are recognized at the time of sale. All revenue is net of returns.


ADVERTISING AND PROMOTION

All costs associated with advertising and promoting products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the costs of each customer's advertising and promotional expenditures up to a stated percentage of the customer's purchases, are expensed when the related revenues are recognized. Advertising and promotion expenses were $89 million in 1997, $73 million in 1996 and $43 million in 1995.


EARNINGS PER COMMON SHARE

Earnings per common share have been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company at the end of the 1997 fiscal year, using the weighted average number of shares outstanding during each period. Shares subject to unexercised stock options and put warrants were included in the diluted earnings per share calculation using the treasury stock method (see Note 13 of Notes to Consolidated Financial Statements). The earnings per common share for each period presented have been restated to reflect the adoption of SFAS No. 128.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to December 31. The 1997 fiscal year reflects a 53-week period, while the 1996 and 1995 fiscal years each reflects a 52-week period.


PRIOR YEARS' RECLASSIFICATION

Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.


NOTE 2
LICENSING COMMITMENTS

In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY(R) JEANS" and "DKNY(R) ACTIVE" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) JEANS" and "DKNY(R) ACTIVE" products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15 year period, if certain sales thresholds are met. Subject to the terms of the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million.


NOTE 3
LICENSE AGREEMENTS

Effective June 30, 1995, the Company entered into an agreement with a third party to operate under license the shoe business formerly operated by the Company's Shoe Division. As part of the transaction, the Company received $18.0 million in cash, plus other consideration valued at $4.9 million, in exchange for inventory and other assets. In 1996, the Company also licensed its watch business. The Shoe and Watch Divisions had combined net sales of $47.1 million in 1995, prior to the license agreements. The operating results of the shoe and watch businesses for each period were not material to the Company's overall operating results.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 4
MARKETABLE SECURITIES

The following are summaries of available-for-sale marketable securities and maturities:

                                             JANUARY 3, 1998
                               ----------------------------------------------
                                             Gross Unrealized       Estimated
                                             -----------------
(DOLLARS IN THOUSANDS)           Cost        Gains      Losses     Fair Value
----------------------           ----        -----      ------     ----------
Tax exempt notes and bonds ..  $291,659     $  863     $     --     $292,522
Commercial paper ............    52,676         --           --       52,676
                               --------     ------     --------     --------
                                344,335        863           --      345,198
Equity securities ...........     3,567        670           --        4,237
                               --------     ------     --------     --------
                               $347,902     $1,533     $     --     $349,435
                               ========     ======     ========     ========

                                                          DECEMBER 28, 1996
                                           --------------------------------------------------
                                                          Gross Unrealized          Estimated
                                                         --------------------
(DOLLARS IN THOUSANDS)                       Cost        Gains         Losses      Fair Value
----------------------                       ----        -----         ------      ----------
Tax exempt notes and bonds ..............  $354,392     $   357      $    (288)     $354,461
Commercial paper ........................   148,651          --             --       148,651
U.S. and foreign government securities ..    12,877          74           (272)       12,679
Collateralized mortgage obligations .....     7,112          --           (442)        6,670
                                           --------     -------      ---------      --------
                                            523,032         431         (1,002)      522,461
Equity securities .......................       236          --            (39)          197
                                           --------     -------      ---------      --------
                                           $523,268     $   431      $  (1,041)     $522,658
                                           ========     =======      =========      ========

                                                          JANUARY 3, 1998
                                                        --------------------
                                                                   Estimated
(DOLLARS IN THOUSANDS)                                  Cost       Fair Value
----------------------                                  ----       ----------
Due in one year or less  . . . . . . . . . . . .       $225,624     $225,746
Due after one year through three years . . .            118,711      119,452
                                                       --------     --------
                                                        344,335      345,198
Equity securities  . . . . . . . . . . . . . . . .        3,567        4,237
                                                       --------     --------
                                                       $347,902     $349,435
                                                       ========     ========

These investments include $128,092,000 in 1997 and $316,606,000 in 1996 of tax exempt notes and bonds and commercial paper which are classified as cash and cash equivalents.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

For the fiscal years 1997, 1996 and 1995, gross realized gains on available-for-sale securities totaled $891,000, $1,881,000 and $956,000, respectively, and gross realized losses totaled $1,185,000, $491,000 and $1,167,000, respectively. The adjustment to unrealized gains and losses on available-for-sale securities which was included in retained earnings was a credit of $1,347,000 (net of $796,000 in deferred income taxes) and a charge of $991,000 (net of $645,000 in deferred income taxes) in fiscal 1997 and 1996, respectively.


NOTE 5
INVENTORIES

Inventories are summarized as follows:

                           JANUARY 3,   DECEMBER 28,
(DOLLARS IN THOUSANDS)          1998           1996
--------------------------------------------------------------------------------
Raw materials ..........    $ 27,924     $ 28,198
Work in process ........      16,020       17,209
Finished goods .........     352,305      304,020
                            --------     --------
                            $396,249     $349,427
                            ========     ========

NOTE 6
PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   JANUARY 3,  DECEMBER 28,
(DOLLARS IN THOUSANDS)                               1998         1996
--------------------------------------------------------------------------------
Land and buildings .............................   $125,538     $124,125
Machinery and equipment ........................    153,040      138,620
Furniture and fixtures .........................     59,869       55,022
Leasehold improvements .........................    131,730      126,956
                                                   --------     --------
                                                    470,177      444,723
Less-accumulated depreciation and amortization .    255,553      221,439
                                                   --------     --------
                                                   $214,624     $223,284
                                                   ========     ========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 7
INCOME TAXES

The provisions for income taxes are as follows:

                                        FISCAL YEARS ENDED
                             -----------------------------------------
                             (53 WEEKS)     (52 WEEKS)     (52 WEEKS)
                             JANUARY 3,     DECEMBER 28,  DECEMBER 30,
(DOLLARS IN THOUSANDS)          1998           1996          1995
----------------------------------------------------------------------
Current:
     Federal ..........       $ 86,210       $76,898       $57,617
     Foreign ..........          2,450         2,055         3,003
     State and local ..         14,400        14,300         9,300
                              --------       -------       -------
                               103,060        93,253        69,920
Deferred - net ........          5,440           147         6,280
                              --------       -------       -------
                              $108,500       $93,400       $76,200
                              ========       =======       =======

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude $3,670,000 in 1997, $1,719,000 in 1996 and $27,000 in 1995, arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.


The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                       FISCAL YEARS ENDED
                                                            ----------------------------------------
                                                            (53 WEEKS)    (52 WEEKS)     (52 WEEKS)
                                                            JANUARY 3,   DECEMBER 28,   DECEMBER 30,
                                                              1998           1996          1995
----------------------------------------------------------------------------------------------------
Federal tax provision at statutory rate ..................     35.0%         35.0%         35.0%
State and local income taxes, net of federal benefit .....      3.2           3.7           3.0
Tax-exempt interest income ...............................     (2.2)         (2.7)         (3.2)
Other-net ................................................      1.0           1.5           2.7
                                                             ------        ------        ------
                                                               37.0%         37.5%         37.5%
                                                             ======        ======        ======

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

The components of net deferred taxes arising from temporary differences as of January 3, 1998 and December 28, 1996 are as follows:

(DOLLARS IN THOUSANDS)                                    JANUARY 3, 1998             DECEMBER 28, 1996
-------------------------------------------------------------------------------------------------------------
                                                      DEFERRED       DEFERRED       DEFERRED      DEFERRED
                                                      TAX ASSET    TAX LIABILITY    TAX ASSET   TAX LIABILITY
                                                      ---------    -------------    ---------   -------------
Inventory valuation ...............................   $ 18,257        $    --       $13,301       $    --
Unremitted earnings from foreign subsidiaries .....         --         15,733            --        14,342
Accounts receivable valuation .....................      4,156             --         5,805            --
Unrealized investment (gains)/losses ..............       (567)            --           229            --
Depreciation ......................................         --         (6,852)           --        (5,933)
Other-net .........................................      9,801          1,661        12,220          (156)
                                                      --------        -------       -------       -------
                                                      $ 31,647        $10,542       $31,555       $ 8,253
                                                      ========        =======       =======       =======

Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.


NOTE 8
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space, computers and other equipment under various noncancellable operating lease agreements which expire through December 2013. Rental expense for 1997, 1996 and 1995 was approximately $77,278,000, $74,685,000 and $74,902,000, respectively.

At January 3, 1998, the minimum aggregate rental commitments are as follows:

                                                          (DOLLARS IN THOUSANDS)
FISCAL YEAR                                                     OPERATING LEASES
--------------------------------------------------------------------------------
1998...........................................................    $ 53,917
1999...........................................................      51,127
2000...........................................................      47,404
2001...........................................................      45,665
2002 ..........................................................      29,327
Thereafter.....................................................     119,640

Certain rental commitments have renewal options extending through the year 2030. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of outlet and retail leases, the gross sales of the individual stores above base levels.

At January 3, 1998, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $696,450,000.

In 1997, in connection with its stock repurchase program, the Company sold put warrants on 1.65 million shares of common stock in privately negotiated transactions based on the then-current market price of the common stock. The warrants give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. The Company has the option to settle in cash or shares of common stock. In 1997, warrants on 1,463,000 shares of common stock expired unexercised, and warrants on 37,500 shares of common stock were exercised. Warrants on an additional 900,000 shares remained outstanding at January 3,

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

1998; if exercised, these warrants will require the Company to purchase up to 900,000 shares of its common stock at various dates ranging from January 15 through August 17, 1998, with strike prices ranging from $42.61 to $53.25. Subsequent to January 3, 1998, warrants on 250,000 shares of common stock, expiring in July 1998, were sold with proceeds of $.9 million, and warrants on 250,000 shares of common stock were exercised. In 1996, the Company sold put warrants on 1.25 million shares of common stock. As of December 28, 1996, warrants on 1.5 million shares of common stock had expired unexercised or were terminated and warrants on an additional 750,000 shares remained outstanding, and expired at various dates ranging from March 25 through July 30, 1997, with strike prices ranging from $33.19 to $39.78. The proceeds from the sale of put warrants of $6.6 million in 1997 and $3.8 million in 1996 have been recorded in capital in excess of par value. The Company's potential obligations of $45.5 million in 1997 and $27.3 million in 1996 to buy back 900,000 and 750,000 shares, respectively, of common stock have been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheets.

In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter
11. In 1997, three corporate groups of department store customers accounted for 19%, 17% and 12%, respectively, of net sales. In 1996 and 1995, three corporate groups of department store customers accounted for 18%, 17% and 11%, respectively, of net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 3, 1998.

At January 3, 1998, the Company had approximately 25% of its work force covered by collective bargaining agreements. The agreements currently in effect will expire in 2000.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.


NOTE 9
LINES OF CREDIT

As of January 3, 1998, the Company had bank lines of credit aggregating $470,000,000 which were available to cover letters of credit issued by the banks. The lines of credit expire at various dates in 1998.

At January 3, 1998 and December 28, 1996, the Company had outstanding letters of credit of $243,200,000 and $195,567,000, respectively. These letters of credit, which have terms ranging from one to ten months, collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.


NOTE 10
STOCK PLANS

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans, which are described below. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                      FISCAL YEARS ENDED
                                                         -----------------------------------------------
(Dollars in thousands except per common share data)      (53 WEEKS)        (52 WEEKS)        (52 WEEKS)
---------------------------------------------------      JANUARY 3,        DECEMBER 28,     DECEMBER 30,
                                                            1998              1996            1995
--------------------------------------------------------------------------------------------------------
Net income:
  As reported .........................................  $ 184,644         $  155,665       $ 126,914
  Pro forma ...........................................  $ 180,698         $  153,918       $ 125,960

Basic earnings per share:
  As reported .........................................  $    2.65         $     2.15       $    1.69
  Pro forma ...........................................  $    2.60         $     2.13       $    1.68

Diluted earnings per share:
  As reported .........................................  $    2.63         $     2.14       $    1.69
  Pro forma ...........................................  $    2.57         $     2.11       $    1.67

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 1% for all years, expected volatility of 34%, 34% and 35%, risk free interest rates of 6.2%, 5.4% and 7.8% and expected lives of four years.

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

The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At January 3, 1998, there were available for future grant 2,810,098 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 plan has expired; awards made thereunder prior to its termination remain in effect in accordance with their terms.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended January 3, 1998 are summarized as follows:

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                              1997                            1996                              1995
                                  -----------------------------  -------------------------------   ---------------------------------
                                               WEIGHTED AVERAGE                 WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                  SHARES        EXERCISE PRICE     SHARES         EXERCISE PRICE    SHARES           EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year.........       2,175,923           $26.34      2,581,870            $26.83       2,450,421              $32.06
Granted...................         840,960            39.38        726,900             27.73       1,085,875               17.32
Exercised.................        (557,842)           27.12       (486,484)            26.74         (30,502)              25.48
Cancelled.................        (250,731)           29.66       (646,363)            29.56        (923,924)              29.57
                                 ---------            -----       --------             -----        --------              ------

End of year..............        2,208,310           $30.73      2,175,923            $26.34       2,581,870              $26.83
                                 =========           ======      =========            ======       =========              ======
Exercisable at
  end of year.............         723,927           $23.28        493,098            $30.87         829,253              $35.19
                                 =========           ======      =========            ======       =========              ======


Weighted average fair
value of options granted
during the year...........                           $13.08                           $ 8.93                              $ 6.43
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about options outstanding at January 3, 1998:

                                OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
 -----------------------------------------------------------------------------------      --------------------------------------
                                              Weighted Average
        Range of             Outstanding             Remaining      Weighted Average      Exercisable at        Weighted Average
 Exercise Prices         at Jan. 3, 1998      Contractual Life        Exercise Price        Jan. 3, 1998          Exercise Price
 ---------------         ---------------      ----------------      ----------------      --------------        ----------------
 $15.00 - $25.00                 743,841             3.5 years                $19.19             535,856                  $18.36
  25.01 -  35.00                 456,799             7.9 years                 27.15              60,383                   27.39
  35.01 -  60.00               1,007,670             7.5 years                 40.87             127,688                   41.98

--------------------------------------------------------------------------------------------------------------------------------

$15.00 - $60.00                2,208,310             6.2 years                $30.73             723,927                  $23.28

--------------------------------------------------------------------------------------------------------------------------------

On January 6, 1998, nonqualified options to acquire 878,600 shares of common stock were granted to officers and other key employees with an exercise price of $41.125.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

In January 1996 and June 1995, the committee granted 43,500 and 416,000 shares, respectively, of common stock to a group of key executives. As of January 3, 1998, 380,100 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expired in 1998 due to the total return on the Company's common stock exceeding that of a predetermined group of competitors. The unearned compensation was amortized over a period of three years in anticipation of the accelerated expiration of the restrictions. On January 6, 1998, the committee granted 341,350 additional shares of common stock, subject to the full vesting of the shares granted in 1996 and 1995, to a group of key executives. These shares are subject to similar conditions and restrictions as those granted in 1996 and 1995, including the accelerated expiration of the restrictions if the total return on the common stock of the Company exceeds that of a predetermined group of competitors.

In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the happening of certain other events. In 1996, one-third of the then 65,000 unvested restricted shares (or 21,665 shares) vested in accordance with the accelerated vesting provisions of the employment agreement. The remaining shares where scheduled to vest at the rate of 6,667 shares of common stock per year through the year 2000 and 10,000 shares in the year 2001. The unearned compensation related to all restricted stock grants as of January 3, 1998 and December 28, 1996 was $939,000 and $4,622,000, respectively, and is included in retained earnings on the consolidated balance sheets. During 1997, the common stock attained the predetermined level which will allow the remaining shares to vest on January 2, 1999.

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At January 3, 1998, 50,000 of these options remained outstanding; they will become exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1997, 1,701 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 1,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006.


NOTE 11
PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED COMPENSATION PLANS

The Company's noncontributory, defined contribution profit-sharing retirement plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs, except that for employees commencing employment after December 31, 1996, vesting will be on a "cliff" (100%) basis after a period of five years of service. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1997, 1996 and 1995 plan contribution expense, which is included in selling, general and administrative expenses, was $5,888,000, $5,590,000 and $5,572,000, respectively.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The Company's 401(k) savings plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of their salary on a before-tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution (equal to 50% of the first 5% contributed by the participant) begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs. The Company's 1997, 1996 and 1995 plan contribution expense, which is included in selling, general and administrative expenses, was $2,181,000, $2,016,000 and $2,044,000, respectively.

The Company has a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans. The plan also allows participants to defer up to 15% of their salary. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the Company's 401(k) plan and profit-sharing retirement plan. Under a separate bonus deferral plan participants may defer up to 100% of their annual bonus. These supplemental plans are not funded. The Company's expenses related to these plans, which are included in selling, general and administrative expenses, were $1,462,000, $889,000 and $405,000 in 1997, 1996 and 1995, respectively.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE 13
EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128 "Earnings per Share."

                                           January 3,     December 28,   December 30,
         (In thousands)                       1998           1996           1995
         ----------------------             --------       --------        ------
         Net income                         $184,644       $155,665       $126,914
                                            --------       --------       --------

         Weighted average common
            shares outstanding                69,619         72,396         75,003
         Effect of dilutive securities:
            Stock options                        483            411            126
            Put warrants                          89             38            171
                                            --------       --------       --------
         Weighted average common
            shares and common share
            equivalents                       70,191         72,845         75,300
                                            ========       ========       ========

NOTE 14
CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 1997, 1996 and 1995, the Company made income tax payments of $98,425,000, $94,632,000, and $65,590,000, respectively. Non-cash investing activities which are not included in the consolidated statements of cash flows for 1995 include a direct financing lease receivable with a disposition of property and equipment of $1,120,000 and a reversal of the remaining direct financing lease receivable and acquisition of property and equipment of $9,738,000.


NOTE 15
ACCRUED EXPENSES

Accrued expenses at January 3, 1998 and December 28, 1996 consisted of the following:

                                     JANUARY 3,       DECEMBER 28,
(DOLLARS IN THOUSANDS)                  1998             1996
------------------------------------------------------------------
Payroll and bonuses                   $ 35,761         $ 42,065
Taxes, other than taxes on income        9,988            9,432
Employee benefits                       17,048           16,784
Advertising                             10,248           17,042
Common stock in transit                     --            2,420
Other                                   65,771           64,498
                                      --------         --------
                                      $138,816         $152,241
                                      ========         ========

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1997 and 1996 is set forth in the table below:

                                            March                    June                   September                 December
                                    ----------------------   ---------------------    ---------------------    ---------------------
All dollar amounts in thousands    (14 weeks)   (13 weeks)
except per common share data          1997         1996        1997         1996        1997         1996        1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                           $596,556     $556,558    $537,900     $500,595    $685,920     $622,102    $592,225     $538,263

Gross profit                         231,321      211,242     211,839      192,604     283,729      254,120     242,769      218,469

Net income                            42,121       35,886      28,932       22,670      66,604       56,223      46,987       40,886

Basic earnings per common share     $    .59     $    .49    $    .41     $    .31    $    .95     $    .78    $    .70     $    .57

Diluted earnings per common share   $    .59     $    .49    $    .41     $    .31    $    .95     $    .78    $    .70     $    .57

Dividends paid per common share     $    .11     $    .11    $    .11     $    .11    $    .11     $    .11    $    .11     $    .11
------------------------------------------------------------------------------------------------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

Column A                              Column B                Column C                   Column D         Column E

                                                             ADDITIONS
                                                    ------------------------------
(In thousands)
                                                           (1)                 (2)
                                      BALANCE AT    CHARGED TO          CHARGED TO
                                       BEGINNING     COSTS AND      OTHER ACCOUNTS      DEDUCTIONS       BALANCE AT
DESCRIPTION                            OF PERIOD      EXPENSES           -DESCRIBE      - DESCRIBE    END OF PERIOD
-----------------------------------   ----------    ----------      --------------      ----------    -------------
YEAR ENDED JANUARY 3, 1998:

Accounts Receivable - allowance for
doubtful accounts                       $2,430        $  551           $       --        $  390(A)        $2,591
                                        ------        ------           ----------        ------           ------



YEAR ENDED DECEMBER 28, 1996:

Accounts Receivable - allowance for
doubtful accounts                       $3,727        $  896           $       --        $2,193(A)        $2,430
                                        ------        ------           ----------        ------           ------



YEAR ENDED DECEMBER 30, 1995:

Accounts Receivable - allowance for
doubtful accounts                       $1,316        $2,814           $       --        $  403(A)        $3,727
                                        ------        ------           ----------        ------           ------


  NOTES:

  (A) Uncollectible accounts written off, less recoveries.

                                INDEX TO EXHIBITS


Exhibit
  No.                                 Description
-------                               -----------

3(a)        -     Restated Certificate of Incorporation of Registrant
                  (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)        -     By-laws of Registrant, as amended (incorporated herein by
                  reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                  "1992 Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par value
                  $1.00 per share (incorporated herein by reference from Exhibit
                  4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated as of December 7, 1988, as amended, between Registrant and First Chicago Trust Company of New
                  York, as Rights Agent (successor to The Chase Manhattan Bank,
                  N.A.) (incorporated herein by reference from Exhibits 1 and 2 to Registrant's Form 8-A dated December 21, 1988).

4(b)(i)     -     Amendment No. 1 to Rights Agreement, dated March 1990, between
                  Registrant and First Chicago Trust Company of New York, as
                  Rights Agent (successor to The Chase Manhattan Bank, N.A.)
                  (incorporated herein by reference from Exhibit 4(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 [the "1989 Annual Report"]).

4(b)(ii)    -     Appointment of Rights Agent, dated as of January 24, 1992, between Registrant and First Chicago Trust Company of New
                  York, as Rights Agent under the Rights Agreement (incorporated herein by reference from Exhibit 4(b)(ii) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 28, 1991 [the "1991 Annual Report"]).

10(a)       -     Reference is made to Exhibits 4(b) - 4(b)(ii) filed
                  hereunder, which are incorporated herein by this reference.

10(b)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(hh) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1983 [the "1983 Annual Report"]).

10(b)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to Registrant's  Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1988).

10(c)+      -     Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                  Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+   -     Amended Form of Option Agreement under the 1984 Option Plan
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

10(e)+      -     Amendment Nos. 1 and 2 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g) to the 1992 Annual
                  Report).

10(e)(i)+   -     Amendment Nos. 3 and 4 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g)(i) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 26, 1993 [the "1993 Annual Report"]).

10(e)(ii)+  -     Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+ -     Amendment No. 6 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iii) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(e)(iv)+  -     Amendment No. 7 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(e)(v)+*  -     Amendment No. 8 to the Savings Plan.

10(f)+      -     Amended and Restated Liz Claiborne Profit-Sharing Retirement
                  Plan (the "Profit-Sharing Plan") (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)       -     Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+   -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(g)(ii)+  -     Amendment No. 3 to the Profit-Sharing Plan (incorporated
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

10(g)(iv)+  -     Amendment No. 5 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(iv) to the 1996 Annual
                  Report).

10(h)*      -     National Collective Bargaining Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc.
                  and the Union of Needletrades, Industrial and Textile
                  Employees (UNITE) for the period June 1, 1997 through May 31,
                  2000.

10(h)(i)*   -     Jobbers Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 1997 through May 31, 2000.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
  No.                                 Description
-------                               -----------

10(i) +     -     Executive Liability and Indemnification Policy No.
                  8103-53-79G, with Chubb Group of Insurance Companies (the
                  "Insurance Policy") (incorporated herein by reference from
                  Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [the "1994
                  Annual Report"]).

10(i)(i)+*  -     Summary of Extension of the Insurance Policy.

10(j)       -     Excess Coverage Directors and Officers Liability Insurance
                  Policy No. 483-73-56, with National Union Fire Insurance
                  Company of Pittsburgh, PA (the "Excess Policy")(incorporated herein by reference from Exhibit 10(j) to the 1996 Annual
                  Report).

10(j)(i)*   -     Summary of Extension of the Excess Policy.

10(k)+*     -     Description of Liz Claiborne, Inc. 1997 Salaried Employee
                  Incentive Bonus Plan.

10(l)       -     Lease, dated as of January 1, 1990 for premises located at
                  1441 Broadway, New York, New York between Registrant and
                  Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(m)+      -     Liz Claiborne, Inc. Amended and Restated Outside Directors'
                  1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                  (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(m)(i)+   -     Form of Option Agreement under the Outside Directors' 1991
                  Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(n)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                  Plan") (incorporated herein by reference from Exhibit 10(p) to the 1991 Annual Report).

10(n)(i)+   -     Amendment No. 1 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(n)(ii)+* -     Amendment No. 2 to the 1992 Plan.

10(o)+      -     Form of Option Agreement under the 1992 Plan for
                  premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(p)+      -     Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                  Report).

10(q)+      -     Form of Option Grant Certificate under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(r)+      -     Form of Restricted Career Share Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(s)+*     -     Form of Restricted Transformation Share Agreement under
                  the 1992 Plan.

10(t)+*     -     Description of Supplemental Life Insurance Plans.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
  No.                                 Description
-------                               -----------

10(u)+      -     Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                  10(u) to the 1992 Annual Report).

10(v)+      -     Form of the Liz Claiborne Section 162(m) Cash Bonus Plan
                  (incorporated herein by reference from Exhibit 10(v) to the 1994 Annual Report).

10(w)+      -     Liz Claiborne, Inc. Supplemental Executive Retirement Plan (as
                  amended and restated effective as of January 1,
                  1997)(incorporated herein by reference from Exhibit 10(w) to the 1996 Annual Report).

10(x)+      -     The Liz Claiborne, Inc. Bonus Deferral Plan (incorporated
                  herein by reference from Exhibit 10(x) to the 1996 Annual
                  Report).

10(y)+      -     Employment Agreement dated as of May 9, 1994, between
                  Registrant and Paul R. Charron (the "Employment Agreement")
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(y)(i)+   -     Amendment to the Employment Agreement, dated as of November
                  20, 1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual
                  Report).

10(y)(ii)+  -     Amendment to the Employment Agreement, dated as of September
                  19, 1996 between Registrant and Paul R. Charron (including the
                  Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron)(incorporated herein by reference from
                  Exhibit 10(y)(ii) to the 1996 Annual Report).

10(z)+      -     Employment Agreement dated as of September 26, 1996, between
                  Registrant and Denise V. Seegal (incorporated herein by reference from Exhibit 10(z) to the 1996 Annual Report).

10(aa)+     -     Agreements dated as of May 15, 1996 and May 17, 1996, between
                  Registrant and Jerome A. Chazen (incorporated herein by reference from Exhibit 10(aa) to the 1996 Annual Report).

21*         -     List of Registrant's Subsidiaries.

23*         -     Consent of Independent Public Accountants.

27*         -     Financial Data Schedule.

27.1*       -     Financial Data Schedule for 1996.

27.2*       -     Financial Data Schedule for 1997 interim periods.

27.3*       -     Financial Data Schedule for 1996 interim periods.

99*         -     Undertakings.


(b)    Reports on Form 8-K.

           Not applicable.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.