Form 10-Q
period 1998-04-04
CLAIBORNE LIZ INC
filed 1998-05-19
CIK 352363

                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 4, 1998 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No.

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 15, 1998 was 66,034,289.



                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of April 4, 1998 and
                           January 3, 1998 .............................................       3

                      Consolidated Statements of Income for the Three Month Periods
                           Ended April 4, 1998 and April 5, 1997 .......................       4

                      Consolidated Statements of Cash Flows for the Three Month Periods
                           Ended April 4, 1998 and April 5, 1997 .......................       5

                      Notes to Consolidated Financial Statements .......................    6-10

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   11-14

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   14-15

         Item 6.      Exhibits and Reports on Form 8-K .................................      15

         SIGNATURE .....................................................................      16



                                                                                                (3)
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)

                                                                           (Unaudited)
                                                                            April 4,     January 3,
         ASSETS                                                                 1998           1998

         CURRENT ASSETS:
              Cash and cash equivalents                                   $   22,157    $   138,185
              Marketable securities                                          106,236        221,343
              Accounts receivable - trade                                    383,173        181,303
              Inventories                                                    341,130        396,249
              Deferred income tax benefits                                    29,407         31,647
              Other current assets                                            76,602         88,693
                             Total current assets                            958,705      1,057,420

         PROPERTY AND EQUIPMENT - NET                                        217,891        214,624
         OTHER ASSETS                                                         67,205         33,241
                                                                          $1,243,801    $ 1,305,285

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $   86,153    $   173,812
              Accrued expenses                                               140,216        138,816
              Income taxes payable                                            29,698         15,029
                             Total current liabilities                       256,067        327,657

         DEFERRED INCOME TAXES                                                10,727         10,542

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         43,307         45,459

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  36,101         30,731
              Retained earnings                                            1,555,359      1,541,894
              Cumulative translation adjustment                               (2,388)        (2,673)
                                                                           1,677,291      1,658,171

              Common stock in treasury, at cost, 22,162,720 shares and
                   22,120,305 shares                                        (743,591)      (736,544)
                        Total stockholders' equity                           933,700        921,627
                                                                          $1,243,801    $ 1,305,285



         The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                              (4)
                     LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

          (All amounts in thousands, except per common share data)



                                                                (Unaudited)
                                                            Three Months Ended
                                                          (13 Weeks)    (14 Weeks)
                                                           April 4,      April 5,
                                                               1998          1997

           NET SALES                                     $  656,005    $  596,556

              Cost of goods sold                            400,467       365,235

         GROSS PROFIT                                       255,538       231,321

              Selling, general & administrative expenses    185,950       168,499

         OPERATING INCOME                                    69,588        62,822

              Investment and other income-net                 2,698         4,099

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                               72,286        66,921

              Provision for income taxes                     26,400        24,800

         NET INCOME                                      $   45,886    $   42,121

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             66,050        70,929

         BASIC EARNINGS PER COMMON SHARE                      $0.69         $0.59

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                               66,482        71,366

         DILUTED EARNINGS PER COMMON SHARE                    $0.69         $0.59

         DIVIDENDS PAID PER COMMON SHARE                      $0.11         $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                                                            (5)
                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (All dollar amounts in thousands)



                                                                              (Unaudited)
                                                                           Three Months Ended
                                                                        (13 Weeks)    (14 Weeks)
                                                                         April 4,     April 5,
                                                                             1998          1997

         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $   45,886    $   42,121
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              13,362        11,414
                Other - net                                                 4,890         1,769
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                     (201,870)     (149,070)
                  Decrease in inventories                                  55,119        47,412
                  Decrease (increase) in deferred income tax benefits       2,725          (346)
                  Decrease in other current assets                          5,377         1,243
                  (Decrease) in accounts payable                          (87,659)      (43,074)
                  (Decrease) in accrued expenses                           (5,949)      (20,401)
                  Increase in income taxes payable                         14,669        16,356
                   Net cash used in operating activities                 (153,450)      (92,576)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                         (37,845)     (206,054)
              Disposals of investment instruments                         151,642        48,002
              Purchases of property and equipment                         (13,102)       (5,011)
              Purchases of licenses and trademarks                        (30,000)       (3,750)
              Other - net                                                    (777)          222
                   Net cash provided by (used in) investing activities     69,918      (166,591)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options               10,102         5,585
              Dividends paid                                               (7,381)       (7,929)
              Purchase of common stock, net of put warrant premiums       (35,502)      (15,744)
                   Net cash used in financing activities                  (32,781)      (18,088)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                              285         1,024

         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (116,028)     (276,231)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 138,185       322,881
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   22,157    $   46,650



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

2. In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY JEANS" and "DKNY ACTIVE" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY JEANS" and "DKNY ACTIVE" products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15 year period, if certain sales thresholds are met. Subject to the terms of the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million.

3. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which they are recognized. The Company has elected to disclose Comprehensive Income, which includes net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities, in the Notes to Consolidated Financial Statements for interim periods, as follows:


                                                               Three Months Ended
                 (Dollars in thousands)                 (13 weeks)            (14 weeks)
                                                       April 4, 1998        April 5, 1997
                Comprehensive income, net of tax:
                     Net income                           $45,886              $42,121
                     Foreign currency translation             285                1,024
                     Changes in unrealized gains
                     and  losses  on securities              (804)              (1,102)
                     Reclassification adjustment for
                     gains included in net income            (326)                (123)
                Comprehensive income                      $45,041              $41,920


                                                                             (7)
                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

         4.  The  following  are  summaries  of  available-for-sale   marketable
             securities and maturities:

                                                        (Dollars in thousands)
                                                             April 4, 1998

                                                                 Gross            Estimated
                                                               Unrealized             Fair
                                                Cost         Gains     Losses        Value

           Tax exempt notes and bonds        $ 113,563    $     242  $     (39)   $ 113,766
           Commercial paper                      4,857           --         --        4,857
                                               118,420          242        (39)     118,623
           Equity securities                     1,004           21         --        1,025
                                             $ 119,424    $     263  $     (39)   $ 119,648


                                                       (Dollars in thousands)
                                                           January 3,1998

                                                                 Gross            Estimated
                                                               Unrealized            Fair
                                                Cost         Gains     Losses        Value

           Tax exempt notes and bonds        $ 291,659    $     863  $      --    $ 292,522
           Commercial paper                     52,676           --         --       52,676
                                               344,335          863         --      345,198
           Equity securities                     3,567          670         --        4,237
                                             $ 347,902    $   1,533  $      --    $ 349,435


                                                              (Dollars in thousands)
                                                                  April 4, 1998

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $  36,820               $  36,844
           Due after one year through three years            81,600                  81,779
                                                            118,420                 118,623
           Equity securities                                  1,004                   1,025
                                                          $ 119,424               $ 119,648

                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

         At April 4, 1998 and January 3, 1998, the above investments included $13,412,000 and $128,092,000, respectively, which are classified as cash equivalents.

         For the three month period ended April 4, 1998, gross realized gains on sales of available-for-sale securities totaled $514,000. For the three month period ended April 5, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $199,000 and ($3,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three month periods ended April 4, 1998 and April 5, 1997, was a charge of $824,000 (net of $485,000 in deferred income taxes) and $1,152,000 (net of $672,000 in deferred income taxes), respectively, which were included in retained earnings.

    5. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                        (Dollars in thousands)
                                                         April 4,   January 3,
                                                            1998         1998
            Raw materials                               $ 24,402     $ 27,924
            Work in process                                9,821       16,020
            Finished goods                               306,907      352,305
                                                        $341,130     $396,249

    6.   Property and equipment - net
                                                        (Dollars in thousands)
                                                         April 4,    January 3,
                                                            1998          1998
           Land and buildings                           $127,072      $125,538
           Machinery and equipment                       160,123       153,040
           Furniture and fixtures                         60,545        59,869
           Leasehold improvements                        134,850       131,730
                                                         482,590       470,177
           Less:  Accumulated depreciation
                     and amortization                    264,699       255,553
                                                        $217,891      $214,624

                                                                           (8)

                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

7. In the first quarter of 1998, in connection with its stock repurchase program, the Company sold new put warrants in privately negotiated transactions based on the then-current market prices of the common stock. In addition, warrants on 250,000 shares of common stock were exercised. The unexpired warrants on April 4, 1998, if exercised, will require the Company to purchase up to a total of 900,000 shares of its common stock at various dates ranging from May 25 through August 17, 1998, with strike prices ranging from $41.35 to $53.25. The Company has the option to settle in cash or shares of common stock. The proceeds of $868,000 from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $43.3 million obligation to buy back 900,000 shares of common stock has been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheet. Subsequent to April 4, 1998, warrants on 100,000 shares of common stock, expiring in November 1998, were sold with proceeds of $432,000. The net effect of the subsequent item is an increase in the Company's potential obligation to buy back common stock to $48.1 million.

8. On March 12, 1998, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on June 1, 1998 to stockholders of record at the close of business on May 4, 1998.

9. During the three months ended April 4, 1998 and April 5, 1997, the Company made income tax payments of $5,594,000 and $7,687,000, respectively.

10. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of April 4, 1998, the Company had forward contracts maturing through June 1998 to sell 13,000,000 Canadian dollars and contracts maturing through May 1998 to sell 1,000,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $10,796,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at April 4, 1998.

11. On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, filed suit against the Company and three labor unions. The suit seeks $30 million in compensatory damages, trebling under civil RICO, and $50 million in punitive damages for a variety of claims against the Company related to an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods during the period June 1992 through June 1998. The Company has not yet responded to the complaint but believes it has meritorious defenses to Mademoiselle's claims.

     On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees (UNITE), et. al., was filed against the Company and the three unions who are defendants in the Mademoiselle lawsuit noted above. The employee complaint seeks on behalf of a class of current and former Mademoiselle employees $30 million in damages, an injunction requiring the Company to provide knitwear orders to Mademoiselle through June 1998, and a constructive trust on certain liquidated damage payments paid by the Company to UNITE in May 1997. The Company and the unions have moved to dismiss the complaint for failure to state a claim for relief.

     The Company believes that these claims are without merit and intends to defend these actions vigorously. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter 1998 (13 weeks) net sales were $656 million, representing a 10% increase over the 1997 first quarter (14 weeks). The net sales result principally reflected increased net sales of better casual women's sportswear and Special Markets product and initial shipments of DKNY JEANS product, partially offset by lower net sales of dresses.

As previously announced, the Company has eliminated its Special Sizes Unit and realigned its Elisabeth and Petite operations as separate businesses. The increase in women's sportswear reflected a 15% increase in sales of Casual product, to $224 million, and a 16% increase in sales of Petite product, to $83 million, due in each case to increases in unit volume. Sales of Special Markets product increased 46%, to $32 million, due to higher unit volume. Also contributing to the sales increase was $20 million of net sales of DKNY JEANS product, reflecting the initial shipments under a licensing agreement with an affiliate of Donna Karan International, Inc., consummated in January 1998. The sales increase also reflected $5 million of net sales of the Company's latest fragrances, Lizsport and Claiborne Sport (initially shipped in July 1997), more than offsetting the continuing decline in net sales of the Company's ongoing fragrance products. Sales of menswear increased 14%, to $36 million, due to higher unit volume. These sales increases were moderated by a 12% decrease in dress sales, to $27 million, due to lower unit volume, reflecting weakness in demand.

The 1998 first quarter gross profit margin rose to 39.0%, from 38.8% for the 1997 first quarter, principally reflecting higher initial gross margins primarily due to slightly lower average unit costs, as well as a higher proportion of net sales represented by the Cosmetics Division (which is a higher margin business). The increase in gross margin percentage was moderated by a higher proportion of close-out sales within the wholesale apparel operations (primarily on Petite, Collection and Elisabeth product), and lower margins realized on close-out sales, as well as significantly lower margins within the Company's domestic retail store operations due to higher store markdowns.

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

Selling, general and administrative ("SG&A") expenses for the 1998 first quarter increased $17 million, or 10.4%, over the 1997 first quarter, representing 28.3% of first quarter 1998 sales as compared to 28.2% of first quarter 1997 sales. Approximately three-quarters of the dollar increase reflected start-up costs (including marketing) related to the Company's licensed DKNY JEANS business and marketing expenses related to the Company's new Sport fragrances. Also contributing to the increases were incremental expenses related to the higher sales volume, moderated by continuing expense reduction initiatives.

The period-to-period decrease in investment and other income-net reflected a decrease in the Company's investment portfolio, reflecting the ongoing stock repurchase program.

As a result of the factors described above, the Company's income before provision for income taxes increased 8.0% for the first quarter of 1998. These results included start-up operating losses within the licensed DKNY JEANS business. The provision for income taxes reflected the change in pre-tax income and a decrease in the effective tax rate in 1998. As a result of the foregoing, net income increased 8.9% for the first quarter of 1998.

The earnings per common share computation reflected 4.9 million fewer shares outstanding on a period-to-period basis as a result of the Company's stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is currently implementing the second phase of a comprehensive business transformation program which includes goals relating to cost reduction, improvements in operating margins and return on operating capital, and enhanced customer and consumer responsiveness. The Company has previously announced that while management continues to expect the Company's rate of sales growth to slow somewhat in the remaining 1998 quarters, management remains optimistic about the Company's ability to report improvement in earnings for the remainder of 1998.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities increased to $153 million during the 1998 first quarter, from $93 million during the 1997 quarter, primarily due to an increase in accounts receivable of $202 million in 1998, compared to an increase of $149 million in 1997. Changes in the remaining components of working capital generally offset each other for the quarter. Net cash provided by investing activities was $70 million in 1998, compared to net cash used in investing activities of $167 million in 1997. The fluctuations in net cash provided by and used in investing activities are related to the net increase or decrease in marketable securities and capital expenditures on a period-to-period basis. The net cash provided by investing activities in 1998 was partially offset by an increase in the amount expended on purchases of licenses and trademarks of $26 million. Net cash used in financing activities was $33 million in the 1998 quarter, compared to $18 million in 1997, principally reflecting an increase in the amount expended in the Company's stock repurchase program, partially offset by the proceeds from the exercise of stock options. As of May 15, 1998, the Company had expended, or committed to expend through the sale of put warrants (see Note 7 of Notes to Consolidated Financial Statements), approximately $895 million of the $975 million authorized under its stock repurchase program, covering an aggregate of 27.6 million shares.

Inventories at April 4, 1998 were $341 million, compared with $396 million at 1997 year-end and $302 million at April 5, 1997. The period-to-period increase in inventory principally reflected earlier receipt of summer merchandise and higher ongoing inventory levels across substantially all of the Company's wholesale apparel divisions, as well as higher levels of prior season merchandise, partially offset by lower domestic retail inventory levels. The increase also reflected the addition of the licensed DKNY JEANS business.

The Company's anticipated capital expenditures for 1998 currently approximate $80 million, of which $13 million has been expended through April 4, 1998. These expenditures consist primarily of the information systems upgrade discussed below, the technological upgrading and expansion of the Company's distribution facilities (including certain building and equipment expenditures) and the expansion of the outlet and Dana Buchman retail operations. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions through the issuance of letters of credit, were $470 million as of April 4, 1998. The Company expects to be able to adjust these lines as required.



YEAR 2000/INFORMATION SYSTEMS UPGRADE

Many existing computer systems and software products, including many used by the Company, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be materially adversely affected unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

In 1996, the Company commenced a comprehensive upgrade of its management information systems, which involves substantial changes to the Company's present hardware and software, and is expected to provide certain competitive benefits and also result in the Company's information systems being year 2000 compliant upon completion. The planning stage of this project has been completed and the systems development and pilot implementation stages are in progress. Management currently expects that full implementation of the project will involve a commitment of approximately $50-$60 million over the four year period ending with year end 1999. Approximately $40-$45 million of such amount is in the form of capital expenditures, while the remaining $10-$15 million is being expensed as incurred. As of April 4, 1998, capital expenditures related to the project totaled $16 million and an additional $4 million had been expensed as incurred. The Company's financial systems were upgraded for year 2000 compliance in 1997. Project purchases of approximately $20 million are included in the anticipated 1998 capital expenditures, and approximately $5 million in project associated expenses are expected to be incurred in 1998. The testing and the initial implementation phases of a significant portion of the project are currently expected to be completed during the first six months of 1998. The Company expects that with the completion of the project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the upgrade project on a timely basis could have a material adverse effect on the Company's operations.

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


CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

The Company has no long-term debt, and finances its capital needs through available capital and current earnings. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company, by policy, mitigates its exposure by limiting maturities, placing its investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. The Company reduces the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. The market risks associated with the Company's investment portfolio and foreign currency exposure has not changed materially since January 3, 1998.

                   **************************************
Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of the remainder of fiscal 1998, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, including, without limitation, those set forth under the heading "Business Competition; Certain Risks".

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, now operating as a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed suit against the Company and three labor unions -- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), UNITE Local 23-25, which represents a substantial number of the Company's employees, and UNITE Local 155, which represents Mademoiselle's employees. The suit, Mademoiselle Knitwear, Inc. v. Liz Claiborne, Inc., et al., 98 Civ. 3252, pending in the United States District Court for the Southern District of New York, asserts a variety of claims against the Company, all stemming from an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods for the period June 1992 through June 1998. The complaint includes claims against the Company for breach of contract, fraud, civil RICO, and prima facie tort, and asserts claims against the Company and the union defendants for conversion of property of the estate of a debtor-in-bankruptcy. The Mademoiselle action seeks $30 million in compensatory damages from the Company, trebling of those damages under the provisions of the civil RICO statute, and $50 million in punitive damages. The Company has not yet responded to the complaint, but believes that it has meritorious defenses to Mademoiselle's claims.

On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed by three current and former employees of Mademoiselle in the United States District Court for the Southern District of New York against the Company and the same three unions. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle has also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, like the Mademoiselle action, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants have moved to dismiss the employee complaint for failure to state a claim for relief. All but certain preliminary document discovery and discovery related to whether class certification is proper has been stayed pending resolution of the motions to dismiss. Plaintiffs have not sought preliminary injunctive relief. See Note 11 of Notes to Consolidated Financial Statements.


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

(a)      Exhibits

             27 Financial Data Schedule as of April 4, 1998.

            (b) The  Company  did not file any reports on Form 8-K in
                the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         LIZ CLAIBORNE, INC.


DATE:      May 19, 1998                  BY /s/ Samuel M. Miller
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer