Form 10-Q
period 1998-07-04
CLAIBORNE LIZ INC
filed 1998-08-18
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                     FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For   the  quarterly  period  ended  July  4,  1998
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ..........to..........................

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




            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
         .

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 14, 1998 was 65,423,674.



                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of July 4, 1998 and
                           January 3, 1998 .............................................       3

                      Consolidated Statements of Income for the Six and Three Month Periods
                           Ended July 4, 1998 and July 5, 1997 .........................       4

                      Consolidated Statements of Cash Flows for the Six Month Periods
                           Ended July 4, 1998 and July 5, 1997 .........................       5

                      Notes to Consolidated Financial Statements .......................    6-11

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   12-15

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   15-17

         Item 4.      Submission of Matters to a Vote of Security Holders...............      17

         Item 6.      Exhibits and Reports on Form 8-K .................................      17

         SIGNATURE .....................................................................      18







                                                                                                (3)
                                  PART I - FINANCIAL INFORMATION
                                  ITEM 1.  FINANCIAL STATEMENTS

                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                              (All amounts in thousands except share data)

                                                                          (Unaudited)
                                                                             July 4,     January 3,
         ASSETS                                                                 1998           1998

         CURRENT ASSETS:
              Cash and cash equivalents                                   $   44,534    $   138,185
              Marketable securities                                          165,077        221,343
              Accounts receivable - trade                                    250,796        181,303
              Inventories                                                    377,027        396,249
              Deferred income tax benefits                                    29,610         31,647
              Other current assets                                            76,100         88,693
                             Total current assets                            943,144      1,057,420

         PROPERTY AND EQUIPMENT - NET                                        230,401        214,624
         OTHER ASSETS                                                         66,535         33,241
                                                                          $1,240,080    $ 1,305,285

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $   84,851    $   173,812
              Accrued expenses                                               139,295        138,816
              Income taxes payable                                            20,637         15,029
                             Total current liabilities                       244,783        327,657

         DEFERRED INCOME TAXES                                                10,332         10,542

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         21,523         45,459

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  57,054         30,731
              Retained earnings                                            1,578,341      1,541,894
              Cumulative translation adjustment                               (3,436)        (2,673)
                                                                           1,720,178      1,658,171

              Common stock in treasury, at cost, 22,407,444 shares and
                   22,120,305 shares                                        (756,736)      (736,544)
                        Total stockholders' equity                           963,442        921,627
                                                                          $1,240,080    $ 1,305,285



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME

                        (All amounts in thousands, except per common share data)



                                                                            (Unaudited)
                                                              Six Months Ended         Three Months Ended
                                                          (26 Weeks)    (27 Weeks)
                                                           July 4,       July 5,       July 4,      July 5,
                                                               1998          1997         1998         1997

         NET SALES                                       $1,221,224    $1,134,456    $ 565,219    $ 537,900

              Cost of goods sold                            740,770       691,296      340,303      326,061

         GROSS PROFIT                                       480,454       443,160      224,916      211,839

              Selling, general & administrative expenses    365,148       338,094      179,198      169,595

         OPERATING INCOME                                   115,306       105,066       45,718       42,244

              Investment and other income-net                 5,643         7,787        2,945        3,688

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                              120,949       112,853       48,663       45,932

              Provision for income taxes                     44,100        41,800       17,700       17,000

         NET INCOME                                      $   76,849    $   71,053    $  30,963    $  28,932

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             66,017        70,778       65,984       70,616

         BASIC EARNINGS PER COMMON SHARE                      $1.16         $1.00        $0.47        $0.41

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                               66,430        71,275       66,439       71,151

         DILUTED EARNINGS PER COMMON SHARE                    $1.16         $1.00        $0.47        $0.41

         DIVIDENDS PAID PER COMMON SHARE                      $0.23         $0.23        $0.11        $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.


                            LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (All dollar amounts in thousands)



                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                        (26 Weeks)    (27 Weeks)
                                                                         July 4,       July 5,
                                                                             1998          1997

         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $   76,849    $   71,053
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              27,886        23,994
                Other - net                                                 7,211         2,726
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                      (69,493)      (46,368)
                  Decrease in inventories                                  19,222        21,620
                  Decrease (increase) in deferred income tax benefits       2,427          (317)
                  Decrease (increase) in other current assets               5,939        (1,872)
                  (Decrease) in accounts payable                          (88,961)      (49,547)
                  (Decrease) in accrued expenses                           (6,911)      (25,506)
                  Increase (decrease) in income taxes payable               5,608        (6,423)
                       Net cash used in operating activities              (20,223)      (10,640)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                        (144,673)     (281,998)
              Disposals of investment instruments                         199,891       165,678
              Purchases of property and equipment                         (36,219)      (12,021)
              Purchases of licenses and trademarks                        (30,000)       (3,750)
              Other - net                                                  (4,081)       (1,666)
                       Net cash used in investing activities              (15,082)     (133,757)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options               14,230         7,602
              Dividends paid                                              (14,770)      (15,827)
              Purchase of common stock, net of put warrant premiums       (57,043)      (33,747)
                       Net cash used in financing activities              (57,583)      (41,972)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (763)        1,218

         NET CHANGE IN CASH AND CASH EQUIVALENTS                          (93,651)     (185,151)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 138,185       322,881
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   44,534    $  137,730



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

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and it establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management has determined that the effect of adopting SFAS No. 133 will not be material.

                                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

4. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which they are recognized. The Company has elected to disclose Comprehensive Income, which includes net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities, in the Notes to Consolidated Financial Statements for interim periods, as follows:

                                                          Six Months Ended                 Three Months Ended
                                                     (26 Weeks)     (27 Weeks)
                                                         July 4,        July 5,         July 4,            July 5,
         (Dollars in thousands)                          1998            1997            1998               1997

         Comprehensive income, net of tax:

               Net income                               $76,849        $71,053          $30,963           $28,932

               Foreign currency translation                (763)         1,218           (1,048)              194

                Changes in unrealized gains or
                losses on securities                         95            992              899             2,094

                Reclassification adjustment for gains
                or losses included in net income           (441)            24             (115)              147

         Comprehensive income                           $75,740        $73,287          $30,699           $31,367



                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)


         5.  The  following  are  summaries  of  available-for-sale   marketable
securities and maturities:

                                                          (Dollars in thousands)
                                                               July 4, 1998

                                                                  Gross           Estimated
                                                               Unrealized             Fair
                                                Cost         Gains     Losses        Value

           Tax exempt notes and bonds        $ 157,835    $     325  $      (7)   $ 158,153
           Money market securities              15,080           --         --       15,080
           Commercial paper                      9,516           --         --        9,516
                                               182,431          325         (7)     182,749
           Equity securities                     4,014          168         --        4,182
                                             $ 186,445    $     493  $      (7)   $ 186,931


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


                                                               (Dollars in thousands)
                                                                   July 4, 1998

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $  39,075               $  39,110
           Due after one year through three years           143,356                 143,639
                                                            182,431                 182,749
          Equity securities                                   4,014                   4,182
                                                          $ 186,445               $ 186,931


                                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

         At July 4, 1998 and January 3, 1998, the above investments included $21,854,000 and $128,092,000, respectively, which are classified as cash equivalents.

         For the six month period ended July 4, 1998, gross realized gains on sales of available-for-sale securities totaled $705,000. For the six month period ended July 5, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $327,000 and ($721,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended July 4, 1998 and July 5, 1997, was a charge of $658,000 (net of $390,000 in deferred income taxes) and a credit of $947,000 (net of $561,000 in deferred income taxes), respectively, which were included in retained earnings.

6. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                                  (Dollars in thousands)
                                                           July 4,                 January 3,
                                                              1998                       1998
            Raw materials                                  $ 44,026                    $ 27,924
            Work in process                                  13,034                      16,020
            Finished goods                                  319,967                     352,305
                                                           $377,027                    $396,249

7.       Property and equipment - net

                                                                  (Dollars in thousands)
                                                           July 4,                 January 3,
                                                              1998                       1998
          Land and buildings                               $130,013                   $125,538
          Machinery and equipment                           172,060                    153,040
          Furniture and fixtures                             61,630                     59,869
          Leasehold improvements                            141,497                    131,730
                                                            505,200                    470,177
          Less:  Accumulated depreciation
                     and amortization                       274,799                    255,553
                                                           $230,401                   $214,624


                                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

8. In the first half of 1998, in connection with its stock repurchase program, the Company sold put warrants on 350,000 shares of common stock in privately negotiated transactions based on the then-current market prices of the common stock. In addition, warrants on 580,000 shares of common stock were exercised, and warrants on 170,000 shares of common stock expired unexercised. The unexpired warrants on July 4, 1998, if exercised, will require the Company to purchase up to a total of 500,000 shares of its common stock at various dates ranging from July 17 through November 16, 1998, with strike prices ranging from $41.35 to $47.94. The Company has the option to settle in cash or shares of common stock. The proceeds of $1,301,000 from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $21.5 million obligation to buy back 500,000 shares of common stock has been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheet. Subsequent to July 4, 1998, warrants on 400,000 shares of common stock were exercised and new warrants on 500,000 shares of common stock, expiring in March and May 1999,with strike prices ranging from $37.07 to $39.97, were sold with total proceeds of $1,987,000. The net effect of the subsequent items is an increase in the Company's potential obligation to buy back common stock to $24.1 million.

9. On June 26, 1998, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on September 4, 1998 to stockholders of record at the close of business on August 7, 1998.

10. The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."

                                                    Six Months Ended                 Three Months Ended
                                             (26 Weeks)         (27 Weeks)
         (In thousands)                     July 4, 1998      July 5, 1997      July 4, 1998     July 5, 1997

         Net income                            $76,849          $71,053            $30,963           $28,932

         Weighted average common
              shares outstanding                66,017            70,778             65,984            70,616
         Effect of dilutive securities:
             Stock options                         413              490                 455               535
             Put warrants                           --                7                  --               --

         Weighted average common
              shares and common share
              equivalents                       66,430           71,275              66,439            71,151

11. During the six months ended July 4, 1998 and July 5, 1997, the Company made income tax payments of $30,584,000 and $52,834,000, respectively.

                                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

12. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of July 4, 1998, the Company had forward contracts maturing through August 1998 to sell 6,000,000 Canadian dollars and contracts maturing through October 1998 to sell 2,100,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $7,548,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at July 4, 1998.




13. On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, filed suit against the Company and three labor unions. The suit seeks $30 million in compensatory damages, trebling under civil RICO, and $50 million in punitive damages for a variety of claims against the Company related to an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods during the period June 1992 through June 1998. On June 26, 1998, the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court has stayed discovery in the action pending oral argument on the motion to dismiss, currently scheduled for October 1998.

On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees (UNITE), et. al., was filed against the Company and the three unions who are defendants in the Mademoiselle lawsuit noted above. The employee complaint seeks on behalf of a class of current and former Mademoiselle employees $30 million in damages, an injunction requiring the Company to provide knitwear orders to Mademoiselle through June 1998, and a constructive trust on certain liquidated damage payments paid by the Company to UNITE in May 1997. The Company and the unions have moved to dismiss the complaint for failure to state a claim for relief. Those motions were argued on July 16, 1998. Plaintiffs have moved to certify the action as a class action. Defendants have opposed the motion.

The Company believes that these claims are without merit and intends to defend these actions vigorously. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's financial position or results of operations.

                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On a period to prior year comparable period ("period-to-period") basis, net sales for the second quarter of 1998 increased $27 million, or 5.1%, over the second quarter of 1997, and net sales for the first half of 1998 (26 weeks) increased $87 million, or 7.6%, over the first half of 1997 (27 weeks). The second quarter net sales result principally reflected sales of the Company's DKNY JEANS product (initially shipped in January 1998) and increased net sales of Special Markets product and the Company's outlet operations. The first half net sales result principally reflected increased net sales of better casual women's sportswear, Special Markets product and the Company's outlet operations, and the introduction of DKNY JEANS product, partially offset by slightly lower net sales in certain other divisions.

New product offerings accounted for $23 million of the 1998 second quarter net sales increase: $14 million of DKNY JEANS, $4 million of Crazy Horse apparel (shipped by the Special Markets Unit commencing June 1998), and $5 million of the Company's latest fragrances Lizsport and Claiborne Sport (initially shipped in July 1997). On a period-to-period basis, net sales of the outlet operations increased 17%, to $68 million, during the second quarter, principally reflecting additional stores (107 at 1998 second quarter end as compared with 89 a year earlier).

The 1998 first half increase in women's sportswear sales principally reflected an 8% increase in sales of the Casual Unit, to $377 million, and an 8% increase in sales of Petite product, to $141 million, due in each case to increases in unit volume. New product offerings accounted for $48 million of the 1998 first half net sales increase: $34 million of DKNY JEANS, $10 million of the Lizsport and Claiborne Sport fragrances and $4 million of Crazy Horse. On a period-to-period basis, sales of Special Markets product (including Crazy Horse) increased 40%, to $61 million, reflecting higher unit volume, and sales of the outlet operations increased 11%, to $114 million, principally reflecting additional stores. These increases were moderated by slightly lower sales of the Company's domestic retail operations as well as the dress and Dana Buchman Divisions.

Gross profit margins increased in 1998 on a period-to-period basis to 39.8% from 39.4% in the second quarter, and to 39.3% from 39.1% in the first half. These results principally reflected higher initial gross margins primarily due to a larger proportion of product shipped by ocean vessel transport as compared to more costly air transport as well as a higher proportion of sales represented by the Cosmetics Division (which is a higher margin business). The increase in gross margin percentage was moderated by a higher proportion of close-out sales within the wholesale apparel operations (primarily Casual, Collection, Elisabeth and Petite product), and lower margins realized on close-out sales. The improvement in first half margins was also moderated by lower margins within the Company's domestic retail store operations due to higher store markdowns in the first quarter.

Legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1998 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations.

The period-to-period increases in selling, general and administrative ("SG&A") expenses were $10 million, or 5.7%, and $27 million, or 8.0%, for the second quarter and first half of 1998, respectively. SG&A expenses expressed as a percentage of net sales were 31.7% and 31.5% for the second quarter, and 29.9% and 29.8% for the first half, of 1998 and 1997, respectively. The dollar increases principally reflected additional operating expenses related to the DKNY JEANS business and marketing expenses related to the Company's new Sport fragrances. Also contributing to the increases were additional costs associated with the technological upgrading of the Company's distribution centers and information systems, moderated by continuing expense reduction initiatives.

The period-to-period decreases in investment and other income-net principally reflected decreases in the Company's investment portfolio, reflecting the ongoing stock repurchase program, partially offset by higher rates of return realized on the investment portfolio.

As a result of the factors described above, the Company's income before provision for income taxes increased on a period-to-period basis 5.9% for the second quarter, and 7.2% for the first half, of 1998. These results included start-up operating losses within the DKNY JEANS business. The provisions for income taxes reflected the changes in pre-tax income and a slight decrease in the effective tax rate in 1998. As a result of the foregoing, net income increased 7.0% and 8.2% for the second quarter and first half of 1998, respectively.

The earnings per common share computations reflected a lower number of outstanding shares on a period-to-period basis as a result of the Company's ongoing stock repurchase program.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is currently implementing the second three year phase of a comprehensive business transformation program which includes goals relating to cost reduction, improvements in operating margins and return on operating capital as well as enhanced customer and consumer responsiveness. The Company has previously announced that while management continues to expect the Company's rate of sales and earnings growth to slow in the remaining quarters of 1998, principally reflecting lower than expected holiday bookings and lower than anticipated average unit selling prices realized on close-out sales, management remains optimistic about the Company's ability to report improvement in sales and earnings per share for the full year 1998.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $20 million through July 4, 1998, compared to $11 million through July 5, 1997, primarily due to a larger decrease in accounts payable and a higher increase in accounts receivable, partially offset by a smaller decrease in accrued expenses and an increase in income taxes payable compared to a decrease in the prior period as well as higher net income. Net cash used in investing activities was $15 million in 1998, compared to $134 million in 1997. The fluctuations in net cash used in investing activities were primarily related to the net increase or decrease in marketable securities on a period-to-period basis. Also contributing to the net cash used in investing activities was the increase in the amount expended on property and equipment and purchases of licenses and trademarks. Net cash used in financing activities was $58 million in 1998, compared to $42 million in 1997, principally reflecting an increase in the amount expended in the Company's stock repurchase program, partially offset by higher proceeds from the exercise of stock options. As of August 14, 1998, the Company had expended, or committed to expend through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $910 million of the $975 million authorized under its stock repurchase program, covering an aggregate of 28 million shares.

Inventories at July 4, 1998 were $377 million, compared to $396 million at 1997 year end and $328 million at July 5, 1997. The period-to-period increase in inventory principally reflected higher ongoing inventory levels across substantially all of the Company's wholesale apparel divisions, higher levels of prior season merchandise, as well as earlier receipt of fall merchandise, partially offset by lower domestic retail inventory levels. The increase also reflected the addition of the DKNY JEANS business.

The Company's anticipated capital expenditures for 1998 currently approximate $80 million, of which $36 million has been expended through July 4, 1998. These expenditures consist primarily of the information systems upgrade discussed below, the technological upgrading and expansion of the Company's distribution facilities (including certain building and equipment expenditures) and the expansion of the outlet and Dana Buchman retail operations. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds. Bank lines of credit, which are available to finance import transactions through the issuance of letters of credit, were $420 million as of July 4, 1998. The Company expects to be able to adjust these lines as required.

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

In 1996, the Company commenced a comprehensive upgrade of its management information systems, which involves substantial changes to the Company's present hardware and software, and is expected to provide certain competitive benefits and also result in the Company's information systems being year 2000 compliant upon completion. The planning stage of this project has been completed and the systems development and pilot implementation stages are in progress. Management currently expects that full implementation of the project will involve a commitment of approximately $50-$60 million over the four year period ending with year end 1999. Approximately $40-$45 million of such amount is in the form of capital expenditures, while the remaining $10-$15 million is being expensed as incurred. As of July 4, 1998, capital expenditures related to the project totaled $22 million and an additional $4 million had been expensed as incurred. The Company's financial systems were upgraded for year 2000 compliance in 1997. Project purchases of approximately $20 million are included in the anticipated 1998 capital expenditures, and approximately $5 million in project associated expenses are expected to be incurred in 1998. The testing and the initial implementation phases of a significant portion of the project were completed during the first six months of 1998. The Company expects that with the completion of the project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the upgrade project on a timely basis could have a material adverse effect on the Company's operations.

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


CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

The Company has no long-term debt, and finances its capital needs through available capital and current earnings. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company, by policy, mitigates its exposure by limiting maturities, placing its investments with high quality issuers and limiting the amount of credit exposure to any one issuer. The Company reduces the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. The market risks associated with the Company's investment portfolio and foreign currency exposure has not changed materially since January 3, 1998.

              **************************************
Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of the remainder of fiscal 1998, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Those factors include the overall level of consumer spending and the performance of the Company's products within the prevailing retail environment, as well as such other factors as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks".


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, now operating as a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed suit against the Company and three labor unions -- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), UNITE Local 23-25, which represents a substantial number of the Company's employees, and UNITE Local 155, which represents Mademoiselle's employees. The suit, Mademoiselle Knitwear, Inc. v. Liz Claiborne, Inc., et al., 98 Civ. 3252, pending in the United States District Court for the Southern District of New York, asserts a variety of claims against the Company, all stemming from an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods for the period June 1992 through June 1998. The complaint includes claims against the Company for breach of contract, fraud, civil RICO, and prima facie tort, and asserts claims against the Company and the union defendants for conversion of property of the estate of a debtor-in-bankruptcy. The Mademoiselle action seeks $30 million in compensatory damages from the Company, trebling of those damages under the provisions of the civil RICO statute, and $50 million in punitive damages. On June 26, 1998 the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court has stayed discovery in the action pending oral argument on the motion to dismiss, currently scheduled for October 1998.



On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed by three current and former employees of Mademoiselle in the United States District Court for the Southern District of New York against the Company and the same three unions. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle has also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, like the Mademoiselle action, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants have moved to dismiss the employee complaint for failure to state a claim for relief. Those motions were argued on July 16, 1998. All but certain preliminary document discovery and discovery related to whether class certification is proper has been stayed pending resolution of the motions to dismiss. The plaintiffs have moved to certify the action as a class action; the defendants have opposed the motion. The plaintiffs have not sought preliminary injunctive relief. See Note 13 of Notes to Consolidated Financial Statements.


The Company and certain of its present and former officers and directors were named as defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., filed in the United States District Court for the Eastern District of New York. The plaintiffs sought compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. The Company then moved to dismiss that complaint. By memorandum and order dated August 14, 1998, the Court granted defendants' motion to dismiss the second amended complaint.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1998 Annual Meeting of Stockholders held on May 14, 1998, the stockholders of the Company (i) approved an amendment to the Liz Claiborne, Inc. 1992 Stock Incentive Plan (the number of affirmative votes cast was 55,618,932, the number of negative votes cast was 4,297,401 and the number of abstentions was 136,518), (ii) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending January 2, 1999 (the number of affirmative votes cast was 59,942,921, the number of negative votes cast was 59,861 and the number of abstentions was 50,069), and
(iii) elected the following nominees to the Company's Board of Directors, to serve until the 2001 annual meeting of stockholders and until their respective successors are duly elected and qualified.
                                                        Votes

Nominee                                     For                     Withheld

Eileen H. Bedell                          59,005,320                1,047,531

Kenneth P. Kopelman                       58,857,651                1,195,200

There were no broker non-votes with respect to any matter acted upon at the Meeting.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 Financial Data Schedule as of July 4, 1998.

(b) The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           LIZ CLAIBORNE, INC.


DATE:   August 17, 1998                  BY /s/ Samuel M. Miller
                                         SAMUEL M. MILLER
                                         Senior Vice President - Finance
                                         Chief Financial and Accounting Officer