Form 10-Q
period 1998-10-03
CLAIBORNE LIZ INC
filed 1998-11-17
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                   FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 3, 1998 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 13, 1998 was 64,577,683.




                                                                                             (2)



                                                                                          PAGE
                                                                                         NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of October 3, 1998 and
                           January 3, 1998 .............................................       3

                      Consolidated Statements of Income for the Nine and Three Month Periods
                           Ended October 3, 1998 and October 4, 1997 ...................       4

                      Consolidated Statements of Cash Flows for the Nine Month Periods
                           Ended October 3, 1998 and October 4, 1997 ...................       5

                      Notes to Consolidated Financial Statements .......................    6-11

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   12-15

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   15-17

         Item 5.      Statement Regarding Forward-Looking Disclosure....................   17-18

         Item 6.      Exhibits and Reports on Form 8-K .................................      18

         SIGNATURE .....................................................................      19












                                                                                                (3)
                                  PART I - FINANCIAL INFORMATION
                                  ITEM 1.  FINANCIAL STATEMENTS

                               LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                           (All amounts in thousands except share data)

                                                                           (Unaudited)
                                                                           October 3,    January 3,
         ASSETS                                                                 1998           1998

         CURRENT ASSETS:
              Cash and cash equivalents                                   $   62,862    $   138,185
              Marketable securities                                           22,071        221,343
              Accounts receivable - trade                                    426,548        181,303
              Inventories                                                    407,979        396,249
              Deferred income tax benefits                                    30,613         31,647
              Other current assets                                            70,032         88,693
                             Total current assets                          1,020,105      1,057,420

         PROPERTY AND EQUIPMENT - NET                                        244,006        214,624
         OTHER ASSETS                                                         65,209         33,241
                                                                          $1,329,320    $ 1,305,285

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $  142,277    $   173,812
              Accrued expenses                                               132,679        138,816
              Income taxes payable                                            32,373         15,029
                             Total current liabilities                       307,329        327,657

         DEFERRED INCOME TAXES                                                 9,675         10,542

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         35,588         45,459

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  46,040         30,731
              Retained earnings                                            1,641,356      1,541,894
              Cumulative translation adjustment                               (3,543)        (2,673)
                                                                           1,772,072      1,658,171

              Common stock in treasury, at cost, 23,599,972 shares and
                   22,120,305 shares                                        (795,344)      (736,544)
                        Total stockholders' equity                           976,728        921,627
                                                                          $1,329,320    $ 1,305,285



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




                                                                             (4)
                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                   (All amounts in thousands, except per common share data)



                                                                             (Unaudited)
                                                             Nine Months Ended         Three Months Ended
                                                          (39 Weeks)    (40 Weeks)
                                                          October 3,    October 4,    October 3,   October 4,
                                                               1998          1997         1998         1997

         NET SALES                                       $1,925,128    $1,820,376    $ 703,904    $ 685,920

              Cost of goods sold                          1,167,700     1,093,487      426,930      402,191

         GROSS PROFIT                                       757,428       726,889      276,974      283,729

              Selling, general & administrative expenses    545,074       520,400      179,926      182,306

         OPERATING INCOME                                   212,354       206,489       97,048      101,423

              Investment and other income-net                 7,392        11,968        1,749        4,181

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                              219,746       218,457       98,797      105,604

              Provision for income taxes                     80,200        80,800       36,100       39,000

         NET INCOME                                      $  139,546    $  137,657    $  62,697    $  66,604

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             65,782        70,476       65,319       69,847

         BASIC EARNINGS PER COMMON SHARE                      $2.12         $1.95        $0.96        $0.95

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                               66,088        70,990       65,557       70,403

         DILUTED EARNINGS PER COMMON SHARE                    $2.11         $1.94        $0.96        $0.95

         DIVIDENDS PAID PER COMMON SHARE                      $0.34         $0.34        $0.11        $0.11


         The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                                                            (5)
                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (All dollar amounts in thousands)



                                                                              (Unaudited)
                                                                           Nine Months Ended
                                                                        (39 Weeks)    (40 Weeks)
                                                                        October 3,    October 4,
                                                                             1998          1997

         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $  139,546    $  137,657
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              41,743        35,120
                Other - net                                                 8,161         5,253
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                     (245,245)     (205,739)
                  (Increase) decrease in inventories                      (11,730)        6,033
                  Decrease (increase) in deferred income tax benefits       1,733        (5,620)
                  Decrease (increase) in other current assets              18,661        (4,160)
                  (Decrease) in accounts payable                          (31,535)      (30,948)
                  (Decrease) increase in accrued expenses                  (6,138)        5,123
                  Increase in income taxes payable                         17,344        22,525
                    Net cash used in operating activities                 (67,460)      (34,756)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                        (167,608)     (317,808)
              Disposals of investment instruments                         364,985       276,411
              Purchases of property and equipment                         (60,227)      (17,872)
              Purchases of licenses and trademarks                        (30,000)       (3,750)
              Other - net                                                 (12,865)       (3,105)
                    Net cash provided by (used in) investing activities    94,285       (66,124)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options               14,691        10,840
              Dividends paid                                              (22,107)      (23,676)
              Purchase of common stock, net of put warrant premiums       (93,522)     (138,573)
                    Net cash used in financing activities                (100,938)     (151,409)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (1,210)        2,217

         NET CHANGE IN CASH AND CASH EQUIVALENTS                          (75,323)     (250,072)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 138,185       322,881
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   62,862    $   72,809



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

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and it establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management has determined that the effect of adopting SFAS No. 133 will not be material.

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

                                                          Nine Months Ended           Three Months Ended
                                                     (39 Weeks)     (40 Weeks)
                                                        Oct. 3,         Oct. 4,      Oct. 3,        Oct. 4,
         (Dollars in thousands)                          1998            1997          1998           1997

         Comprehensive income, net of tax:

               Net income                             $139,546       $137,657       $62,697         $66,604

               Foreign currency translation             (1,210)         2,217          (447)            999

                Changes in unrealized gains or
                losses on securities                      (680)           781          (775)           (211)

                Reclassification adjustment for gains
                or losses included in net income          (523)           408           (82)            384

             Comprehensive income                     $137,133       $141,063       $61,393         $67,776

                                                                             (8)
                        LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         5.  The  following  are  summaries  of  available-for-sale   marketable
             securities and maturities:

                                                          (Dollars in thousands)
                                                             October 3, 1998

                                                                  Gross            Estimated
                                                               Unrealized            Fair
                                                Cost         Gains     Losses        Value

           Tax exempt notes and bonds        $  69,193    $     124  $      --    $  69,317
           Commercial paper                      4,001            1         --        4,002
                                                73,194          125         --       73,319
           Equity securities                     6,030           --       (487)       5,543
                                             $  79,224    $     125  $    (487)   $  78,862


                                                          (Dollars in thousands)
                                                              January 3, 1998

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


                                                          (Dollars in thousands)
                                                             October 3, 1998

                                                                                   Estimated
                                                                                     Fair
                                                             Cost                    Value

           Due in one year or less                        $  62,756               $  62,774
           Due after one year through three years            10,438                  10,545
                                                             73,194                  73,319
           Equity securities                                  6,030                   5,543
                                                          $  79,224               $  78,862



                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         At October 3, 1998 and January 3, 1998, the above investments included $56,791,000 and $128,092,000, respectively, which are classified as cash equivalents.

         For the nine month period ended October 3, 1998, gross realized gains on sales of available-for-sale securities totaled $1,209,000. For the nine month period ended October 4, 1997, gross realized gains and (losses) on sales of available-for-sale securities totaled $543,000 and ($1,108,000), respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month periods ended October 3, 1998 and October 4, 1997, was a charge of $1,196,000 (net of $699,000 in deferred income taxes) and a credit of $1,185,000 (net of $701,000 in deferred income taxes), respectively, which were included in retained earnings.

6. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                                    (Dollars in thousands)
                                                          October 3,                 January 3,
                                                                1998                       1998
            Raw materials                                  $ 14,470                    $ 27,924
            Work in process                                  14,170                      16,020
            Finished goods                                  379,339                     352,305
                                                           $407,979                    $396,249

7.       Property and equipment - net
                                                                   (Dollars in thousands)
                                                           October 3,                January 3,
                                                                1998                       1998
          Land and buildings                               $132,288                   $125,538
          Machinery and equipment                           181,564                    153,040
          Furniture and fixtures                             63,528                     59,869
          Leasehold improvements                            150,850                    131,730
                                                            528,230                    470,177
           Less:  Accumulated depreciation
                     and amortization                       284,224                    255,553
                                                           $244,006                   $214,624

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. In the first nine months of 1998, in connection with its stock repurchase program, the Company sold put warrants on 1,250,000 shares of its common stock in privately negotiated transactions based on the then-current market prices of the common stock. In addition, warrants on 730,000 shares of common stock were exercised, and warrants on 420,000 shares of common stock expired unexercised. The unexpired warrants on October 3, 1998, if exercised, will require the Company to purchase up to a total of 1,000,000 shares of its common stock at various dates ranging from November 16, 1998 through July 7, 1999, with strike prices ranging from $26.49 to $47.94. The Company has the option to settle in cash or shares of common stock. The proceeds of $4,748,000 from the sale of the new put warrants have been credited to capital in excess of par value. The Company's potential $35.6 million obligation to buy back 1,000,000 shares of common stock has been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheet. Subsequent to October 3, 1998, warrants on 100,000 shares of common stock were exercised. The effect of the subsequent transactions is a decrease in the Company's potential obligation to buy back common stock to $30.8 million.

9. On October 15, 1998, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on December 4, 1998 to stockholders of record at the close of business on November 12, 1998.

10. The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."

                                                     Nine Months Ended                 Three Months Ended
                                             (39 Weeks)         (40 Weeks)
         (In thousands)                     Oct. 3, 1998      Oct. 4, 1997      Oct. 3, 1998     Oct. 4, 1997

         Net income                           $139,546          $137,657          $62,697           $66,604

         Weighted average common
              shares outstanding                65,782            70,476           65,319            69,847
         Effect of dilutive securities:
             Stock options                         297               491              160               551
             Put warrants                            9                23               78                 5

         Weighted average common
              shares and common share
              equivalents                       66,088           70,990             65,557            70,403

11. During the nine months ended October 3, 1998 and October 4, 1997, the Company made income tax payments of $56,129,000 and $60,539,000, respectively.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of October 3, 1998, the Company had forward contracts maturing through December 1998 to sell 18,500,000 Canadian dollars and contracts maturing through February 1999 to sell 2,750,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $16,679,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at October 3, 1998.

13. On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, filed suit against the Company and three labor unions. The suit seeks $30 million in compensatory damages, trebling under civil RICO, and $50 million in punitive damages for a variety of claims against the Company related to an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods during the period June 1992 through June 1998. On June 26, 1998, the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. Discovery remains stayed.


On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees (UNITE), et. al., was filed against the Company and the three unions who are defendants in the Mademoiselle lawsuit noted above. The employee complaint seeks on behalf of a class of current and former Mademoiselle employees $30 million in damages, an injunction requiring the Company to provide knitwear orders to Mademoiselle through June 1998, and a constructive trust on certain liquidated damage payments paid by the Company to UNITE in May 1997. The Company and the unions moved to dismiss the complaint for failure to state a claim for relief. On August 18, 1998, the court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the complaint. The Company has responded and the matter was fully briefed and submitted to the court on October 30, 1998. This motion as well as the motion for class certification are pending.


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


LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of 1998 increased $18 million, or 2.6%, over the comparable 1997 quarter, and net sales for the nine months of 1998 (39 weeks) increased $105 million, or 5.8%, over the nine months of 1997 (40 weeks). Excluding the extra week in 1997, comparable net sales for the nine months of 1998 increased 6.2%. The third quarter typically represents the Company's highest sales quarter in each year, reflecting normal seasonal fluctuations.

New product offerings (DKNY JEANS licensed product and the Special Markets Unit's Crazy Horse product) accounted for $34 million of the 1998 third quarter net sales increase. The quarterly results also reflected increases of $4 million in the retail operations (including outlet stores), $3 million of Men's sportswear and furnishings, $2 million of Elisabeth product and $2 million of accessories and other non-apparel. The increase in the retail operations was due primarily to additional outlet stores and the increase in the wholesale divisions was due primarily to higher unit volume. These increases were offset by decreases (due primarily to lower average unit selling prices) of $9 million in better casual women's sportswear, $10 millon in better career (Collection apparel in missy and petite sizes and dresses) product and $6 million in Dana Buchman product.

The new product offerings referred to above accounted for $73 million of the 1998 nine month net sales increase. The nine month results also reflected an increase of $32 million in better casual women's sportswear, $12 million (excluding new product offerings) of Special Markets product, $10 million in the retail operations, $8 million in Men's sportswear and furnishings, $5 million of Elisabeth product and $2 million in accessories and other non-apparel. The increase in the retail operations was due primarily to additional outlet stores and the increase in the wholesale divisions was due primarily to higher unit volume. These increases were partially offset by decreases (due primarily to lower unit volume) of $16 million in better career product and $12 million in Dana Buchman product.

Gross profit margins decreased in 1998 to 39.3% from 41.4% in the third quarter, and to 39.3% from 39.9% in the nine months. These results principally reflected lower prices realized on close-out sales within the wholesale apparel operations, and a higher proportion of sales represented by the Special Markets Division (which is a lower gross margin business), offset by higher initial gross margins partially as a result of a larger proportion of product shipped by ocean vessel transport as compared to more costly air transport. The decrease in the third quarter also reflected a lower proportion of sales represented by the Cosmetics and Dana Buchman Divisions (which are higher gross margin businesses) as well as lower margins within those divisions. The decrease for the nine month period also reflected a higher proportion of close-out sales within the wholesale apparel operations.

Selling, general and administrative ("SG&A") expenses decreased $2 million, or 1.3%, in the third quarter, and increased $25 million, or 4.7%, for the nine months. SG&A expenses as a percentage of net sales declined to 25.6% from 26.6% for the third quarter, and to 28.3% from 28.6% for the nine months, reflecting the Company's ongoing cost reduction initiatives. The third quarter decrease principally reflected lower salary and related expenses and the absence of a fragrance launch, partially offset by additional operating expenses related to the DKNY JEANS business and the upcoming DKNY ACTIVE launch. The nine month increase principally reflected the DKNY JEANS operating expenses and the technological upgrading of the Company's distribution centers and information systems, moderated by lower salary and related expenses.

As a result of the factors described above, operating income decreased $4 million, or 4.3%, for the third quarter of 1998 to 13.8% of sales in 1998 as compared to 14.8% in 1997 and increased $6 million, or 2.8% for the nine months of 1998 to 11.0% of sales in 1998 as compared to 11.3% in 1997.

Investment and other income-net declined $2 million in the third quarter and $5 million in the nine months, principally reflecting decreases in the Company's investment portfolio, as a result of the ongoing stock repurchase program, partially offset by higher rates of return.

Net income for the 1998 third quarter was $63 million compared to $67 million in 1997. The 1998 nine month net income was $140 million compared to $138 million in 1997. The diluted earnings per common share increased 1.1% to $0.96 from $0.95 for the quarter and increased 8.8% to $2.11 from $1.94 for the nine months. The earnings per common share computations relfected a lower number of average outstanding shares on a period-to-period basis as a result of the Company's ongoing stock repurchase program and lower investment income.

The retail environment remains intensely competitive and highly promotional, and the tone of business continues to be challenging. The Company is currently implementing the second three year phase of a comprehensive business transformation program which includes goals relating to cost reduction, improvements in operating margins and return on operating capital, as well as enchanced customer and consumer responsiveness. The Company has previously announced that while management continues to expect the Company's rate of sales and earnings growth to slow, principally reflecting lower than originally expected holiday bookings and lower than originally anticipated average unit selling prices realized on close-out sales, management remains optimistic about the Company's ability to report improvements in sales and earnings per share for the full year 1998. The Company has also previously announced that it envisions modest sales and earnings growth for the 1999 fiscal year as a whole. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

FINANCIAL POSIITON, CAPITAL RESOURCES AND LIQUIDITY

As a result of the following the Company's net change in cash and cash equivalents for the nine months was a decrease of $75 million in 1998 compared to a decrease of $250 million in 1997. Net cash used in operating activities was $67 million for the nine months ended October 3, 1998, compared to $35 million for the nine months ended October 4, 1997, primarily due to a larger increase in accounts receivable due to the later timing of sales, a larger decrease in current liabilities and an increase in inventory compared to a decrease in 1997, partially offset by a decrease in other current assets compared to an increase in 1997. Net cash provided by investing activities was $94 million in 1998, compared to a usage of $66 million in 1997. The increase in net cash provided by investing activities was primarily related to a decrease in marketable securities as the Company liquidated more marketable securities to fund cash flow needs, partially offset by an increase in the amount expended on property and equipment primarily for information systems upgrade, the technological upgrading and expansion of the Company's distribution facilities and the expansion of the retail operations and purchases of licenses and trademarks (DKNY JEANS). Net cash used in financing activities was $101 million in 1998, compared to $151 million in 1997, principally reflecting a decrease in the amount expended in the Company's stock repurchase program, partially offset by higher proceeds from the exercise of stock options. As of November 13, 1998, the Company had expended, or committed to expend through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), approximately $941 million of the $975 million authorized under its stock repurchase program, covering an aggregate of 28 million shares.

Inventories at October 3, 1998 were $408 million, compared to $396 million at 1997 year end and $343 million at October 4, 1997. The increase in inventory principally reflected higher ongoing and replenishment inventory levels across substantially all of the Company's wholesale apparel divisions and outlet operations, higher level of prior season merchandise, as well as earlier receipt of holiday season merchandise, partially offset by lower domestic retail inventory levels. The increase also reflected the addition of the DKNY JEANS business.

The Company's anticipated capital expenditures for 1998 currently approximate $85 million, of which $60 million has been expended through October 3, 1998. These expenditures consist primarily of the items mentioned above. Capital expenditures will be financed through available capital and future earnings. Any increased working capital needs will be met by current funds or bank lines of credit. Bank lines of credit are available to finance import transactions through the issuance of letters of credit, to a maximum amount of $425 million as of October 3, 1998. The Company expects to be able to adjust these lines as required.

YEAR 2000/INFORMATION SYSTEMS UPGRADE

Many existing computer systems and software products, including many used by the Company, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, the Company's date critical functions may be materially adversely affected unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

In 1996, the Company commenced a comprehensive upgrade of its management information systems, which involves substantial changes to the Company's present hardware and software, and is expected to provide certain competitive benefits and also result in the Company's information systems being year 2000 compliant upon completion. The planning stage of this project has been completed and the systems development and pilot implementation stages are in progress. Management currently expects that full implementation of the project will involve a commitment of approximately $50-$60 million over the four year period ending with year end 1999. Approximately $40-$45 million of such amount is in the form of capital expenditures, while the remaining $10-$15 million is being expensed as incurred. As of October 3, 1998, capital expenditures related to the project totaled $34 million and an additional $5 million had been expensed as incurred. The Company's financial systems were upgraded for year 2000 compliance in 1997. Project purchases of approximately $30 million are included in the anticipated 1998 capital expenditures, and approximately $5 million in project associated expenses are expected to be incurred in 1998. The testing and pilot implementation of a significant portion of the project were completed in 1998 as planned. The Company expects to install these systems in all divisions during 1999. With the completion of the project, the year 2000 issue should not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the upgrade project on a timely basis could have a material adverse effect on the Company's operations.

The Company has begun formal communications with all of its suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. To date, approximately one-half of those contacted have responded, none of which have raised any year 2000 issues which the Company believes would have a material adverse effect on the Company. The Company is in the process of sending follow-up inquiries to third parties and expects to complete the survey in the Spring of 1999. The Company's estimated project costs and timetables are based on presently available information, and include the Company's assessment of the abilities of third parties to address the issue effectively. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company's operations. The company currently believes that it is difficult to identify its most reasonably likely worst case year 2000 scenario. However, a reasonable worst case scenario would be a failure by a significant third party in the Company's supply chain (including, without limitation, any utility or other general service provider) to remediate its Year 2000 deficiencies that continues for several days. Any such failure could impair the manufacture of products, the processing of customer orders and shipments. In addition, a failure to timely remediate any of the Company's internal inventory management operating systems would adversely affect the Company's stock allocation program, resulting in mis-timed shipments and potential order cancellations. These scenarios would likely have a material adverse effect on the Company's results of operations, although the extent of such effect cannot be reasonably estimated at this time. The Company is in the process of developing contingency plans to limit the effect of any Year 2000 issues on the Company's operations and results, and intends to finalize its contingency plans by no later than 1998 year end. For instance, the Company is in the process of exploring, where possible, alternate service providers and is analyzing the possibility of using alternate but comparable systems currently in use within the Company. The Company's Year 2000 efforts are ongoing and its overall plan, as well as its development of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly or indirectly, to be Year 2000 complaint. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure. CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS The Company has no long-term debt, and finances its capital needs through available capital and current earnings. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company, by policy, mitigates its exposure by limiting maturities, placing its investments with high quality issuers and limiting the amount of credit exposure to any one issuer. The Company reduces the risks associated with changes in foreign currency rates by entering in foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. The market risks associated with the Company's investment portfolio and foreign currency exposure has not changed materially since January 3, 1998.


Part II - OTHER  INFORMATION
 Item 1. Legal  Proceedings

On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, now operating as a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed suit against the Company and three labor unions -- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), UNITE local 23-25, which represents a substantial number of the Company's employees, and UNITE local 155, which represents Mademoiselle's employees. The suit, Mademoiselle Knitwear, Inc. v. Liz Claiborne, Inc., et al., 98 Civ. 3252, pending in the United States District Court for the Southern District of New York, asserts a variety of claims against the Company, all stemming from an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods for the period June 1992 through June 1998. The complaint includes claims against the Company for breach of contract, fraud, civil RICO, and prima facie tort, and asserts claims against the Company and the union defendants for conversion of property of the estate of a debtor-in-bankruptcy. The Mademoiselle action seeks $30 million in compensatory damages from the Company, trebling of those damages under the provisions of the civil RICO statute, and $50 million in punitive damages. On June 26, 1998, the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. Discovery remains stayed.

On Septemper 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270 was filed by three current and former employees of Mademoiselle in the United States District Court for the Southern District of New York against the Company and the same three unions. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as allaged third party beneficiaries of either the 1992-1998 alledged production agreement on which Mademoiselle has also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to Unite in May 1997 -- payments the employee complaint, like the Mademoiselle action, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants moved to dismiss the employee complaint for failure to state a claim for relief. On August 18, 1998, the court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or. alternatively, for leave to amend the complaint. The Company has responded and the matter was fully briefed and submitted to the court on October 30, 1998. This motion, as well as the motion for class certification, are pending. See
Note 13 of Notes to Consolidatd Financial Statements.


 The Company
and certain of its present and former officers and directors were named as defendants in an action styled Ressler et. al. vs. Liz Claiborne, Inc., et al., filed in the United States District Court for the Eastern District of New York. the plaintiffs sought compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations or ommisions of material facts that artificially inflated the market price of Common Stock during the class period. An earlier filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. The Company then moved to dismiss that complaint. By memorandum and order dated August 14, 1998, the Court granted defendant's motion to dismiss the second amended complaint. That order has been appealed to the United States Court of Appeals for the Second Circuit.




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

The Company believes that the litigation's described above are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position.


 Item 5. Statement  Regarding  Forward-Looking  Disclosure



Statements contained herein and in the future filings by the Company with the Securities and Exchange Commission, in the Company's pres releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 1999 or any other future period, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "management expects," "the Company believes," "is or remains optimistic" or "currently envisions" and similar words or phrases. These factors include, among other, changes in regional, and global economic conditions; risks associated with changes in the competitive marketplace, including the level of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitions; risks associated with the Company's dependence on sales to a limited number of large department store customers including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; risks associated with the possible inability of the company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. With respect to foreign sourcing, the Company notes that legislation with would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1998 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, including, without limitation, those set forth under the heading "business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits 27  Financial  Data  Schedule as of October 3,1998.
(b) The Company did not file any  reports on Form 8-K in the  quarter.



SIGNATURE

PURSUANT TO THE  REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   LIZ CLAIBORNE,  INC.
DATE: November 16,1998             BY /s/  Richard F.  Zannino
                                   RICHARD F.  ZANNINO  Senior Vice  President -
                                   Finance and Administration
                                   Chief Financial and Accounting Officer