Form 10-K405
period 1999-01-02
CLAIBORNE LIZ INC
filed 1999-04-01
CIK 352363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                         COMMISSION FILE NUMBER 0-9831
                               ------------------

                              LIZ CLAIBORNE, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                       1441 BROADWAY, NEW YORK, NEW YORK
                    (Address of principal executive offices)
                                   13-2842791
                                (I.R.S. Employer
                             Identification Number)

                                     10018
                                   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-354-4900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 TITLE OF CLASS

                      Common Stock, par value $1 per share
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

                            New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 17, 1999, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $2,178,152,222.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of
March 17, 1999: 64,012,815 shares.
                               ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 20, 1999 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

   Liz Claiborne, Inc. designs and markets an extensive range of women's and men's fashion apparel and accessories appropriate to wearing occasions ranging from casual to dressy. The Company also markets fragrances for women and men. The Company's brands include CLAIBORNE, CRAZY HORSE, DANA BUCHMAN, ELISABETH, EMMA JAMES, FIRST ISSUE, LIZ CLAIBORNE, RUSS, SIGRID OLSEN and VILLAGER. In addition, the Company holds the exclusive, long-term license to source, market and sell men's and women's DKNY(R) JEANS and DKNY(R) ACTIVE collections in the Western Hemisphere, as well as the license to develop, manufacture, market and distribute a collection of CANDIE'S fragrance, cosmetic and beauty products worldwide.

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

   At February 26, 1999, the Company's order book reflected unfilled customer orders for approximately $862 million of merchandise as compared to approximately $747 million at February 27, 1998. Substantially all such orders will be filled within the 1999 fiscal year. Order book data at any given date is materially affected by the timing of recording orders and of shipments and seasonal factors. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

   As used herein, the term "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

   In order to reach a broad spectrum of consumers, the Company offers an array of products under its portfolio of brands through a variety of distribution channels at a broad range of price points. The Company seeks in its product offerings to provide versatility to its consumers in terms of individual items, price points and key item classifications.

   The Company has the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. In addition, the Company licenses to third parties the right to manufacture, market and sell at wholesale selected products bearing the Company's trademarks. Wholesale Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers women's and men's apparel under various trademarks owned or licensed by the Company. Wholesale Non-Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers accessories, cosmetics and jewelry products under various trademarks owned or licensed by the Company. Retail consists of businesses that sell merchandise designed and manufactured by the Wholesale Apparel and Wholesale Non-Apparel segments to the public through Company-operated specialty retail and outlet stores, as well as leased departments.

   Wholesale Apparel. Substantially all products in each sportswear collection are sold at retail as separate items. Collections are structured, however, through the use of related styles, color schemes and fabrics, to enable the consumer to assemble outfits consisting of separate items which are designed to be worn together. By offering similar or related styles, color schemes and fabrics over an extended period, the Company intends to provide the consumer with a wardrobe which can be coordinated with other Company items from season to season.

   The Casual business offers casual sportswear in misses and petite sizes under three of the Company's trademarks: LIZSPORT, which offers all-American sportswear, including twill products, for less formal work settings and casual occasions; LIZWEAR, which offers denim and denim-related sportswear, including twills and fashion coordinates; and LIZ & CO., which offers versatile casual knitwear.

   The ELISABETH business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under the Company's ELISABETH and ELISABETH-LIZ & CO. trademarks. In March 1999, the Company introduced a line of large-sized denim and denim-related sportswear under the ELISABETH-INDIGO trademark, with shipping anticipated to commence in the second quarter of 1999.

   The CLAIBORNE business offers men's business-casual wear, sportswear and dress shirts under the CLAIBORNE trademark.

   The Career (COLLECTION) business offers professional careerwear with desk-to-dinner versatility in misses and petite sizes under the LIZ CLAIBORNE trademark.

   The dress business offers dresses and suits providing day-into-evening versatility under several Company trademarks in both the misses and petite size ranges, large-sized dresses under the ELISABETH trademark and special occasion dresses under the LIZ NIGHT trademark.

   The DANA BUCHMAN business offers collections of products for the women's "bridge" market (the market between the "better" and "designer" markets) with elegant styling in distinctive fabrics, in misses, large and petite sizes under the Company's DANA BUCHMAN trademark. In February 1998, the Company commenced shipping a line of "upscale" specialty store products under the DANA BUCHMAN LUXE trademark.

   Each of the above businesses presented four seasonal collections during 1998, except DANA BUCHMAN which presented three seasonal collections.

   The Special Markets business offers updated career and casual clothing at more moderate prices under five Company trademarks: EMMA JAMES (related separates for the casual workplace, sold in department stores nationally), VILLAGER (relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE (relaxed career and everyday wear, sold exclusively in Sears department stores), RUSS (casual separates, sold in Wal-Mart stores and other mass merchandisers), and CRAZY HORSE (casual separates sold exclusively at J.C. Penney stores; shipping commenced in June of 1998). See "Competition; Certain Risks" below.

   In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to source, market and sell men's and women's sportswear, jeanswear and activewear products under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos. DKNY(R) JEANS products commenced shipping in the first quarter of 1998; DKNY(R) ACTIVE products commenced shipping in the first quarter of 1999.

   In February 1999, the Company acquired 84.5% of the equity of Segrets, Inc. ("Segrets"). Segrets offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID OLSEN WOMAN and SIGRID OLSEN PETITES.

   Wholesale Non-Apparel. The Company offers a wide variety of accessory products through its handbag/small leather goods, fashion accessories and jewelry businesses, primarily under the LIZ CLAIBORNE trademark. These offerings mirror major fashion trends and complement many of the Company's other product lines. The DANA BUCHMAN accessories line commenced shipping in June 1998.

   The Company's cosmetics business offers fragrance and bath and body-care products under the Company's LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN, CURVE (for women and men), LIZSPORT and CLAIBORNE SPORT trademarks. In July 1998, the Company entered into a license agreement with Candie's, Inc. to develop, manufacture, market and distribute a collection of CANDIE'S fragrances, cosmetics and beauty products worldwide, with products expected to ship commencing in the third quarter of 1999.

   Retail. The Company operates prototype and presentational specialty retail stores, located throughout the United States, which carry solely Company products. At March 17, 1999, the Company operated a total of 95 retail stores:
41 LIZ CLAIBORNE stores, 45 ELISABETH large-size apparel stores, 4 CLAIBORNE mens' stores and 5 DANA BUCHMAN stores. The LIZ CLAIBORNE flagship store, an approximately 17,000 square foot facility, is located on Fifth Avenue in New York City. Other stores range in size from 1,300 to 12,000 square feet. The Company's retail stores enable it to more closely track sales and other product data, obtain market information and experiment with new products, visual presentation and ideas for enhancing customer service. This information is used to help the Company's wholesale customers respond more quickly to consumer preferences. The Company has previously announced plans to close up to 30 specialty retail stores; through March 17, 1999, the Company had closed 16 of such stores. See Note 2 of Notes to Consolidated Financial Statements.

   At March 17, 1999, the Company operated 119 outlet stores, virtually all of which are located in "outlet centers" comprised primarily of manufacturer-operated stores. In Western Europe, the Company's sales are made primarily through leased departments, or concessions.

   Licensing. The Company has thirteen license arrangements pursuant to which third party licensees produce merchandise under the Company's trademarks in accordance with designs furnished or approved by the Company, the present terms of which (not including renewal terms) expire at various dates through 2010. Current licenses cover women's career, casual and sport shoes; home furnishing products; women's and men's outerwear; women's swimwear and related merchandise; women's intimate apparel; women's and men's ophthalmic frames for prescription eyewear; women's and men's sunglasses and readers; women's watches; men's tailored clothing; men's accessories; men's and boys' neckwear; tabletop products; and boys' apparel. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

SALES AND MARKETING

   The Company's wholesale sales are made primarily to department store chains and specialty store customers throughout the United States. Retail sales are also made through the Company's own retail stores and outlet stores, as well as to international customers, military exchanges and other outlets.

   At 1998 year-end, Company products were being sold in over 70 markets outside the United States. In Canada, the Company operates a wholesale business which sells primarily to department store chains and specialty stores. During 1998, the Company continued its LIZ CLAIBORNE and DANA BUCHMAN product distribution, expanded the distribution of VILLAGER and EMMA JAMES product and launched the DKNY(R) JEANS business in Canada. The Company's sales in Western Europe are conducted primarily through leased departments, or concessions, and are concentrated in the United Kingdom and Spain, with additional concessions in Denmark, Belgium, Ireland and France.

   In other international markets, the Company operates principally through retail store licenses with third parties and dedicated department store shops. In July 1998, the Company entered into a joint venture agreement with Jusco Co. Ltd. to open and operate free-standing stores and department store shop-in-shops in Japan under the LIZ CLAIBORNE and DANA BUCHMAN marks. Stores are expected to open in Japan commencing in the third quarter of 1999. At year-end 1998, international retail operations were comprised of 100 licensed stores and dedicated department store shop-in-shops in 31 countries.

   Approximately 86% of 1998 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 14% of 1998 and 12% of 1997 sales, no single customer accounted for more than 6% of 1998 or 1997 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 1998 by The May Department Stores Company accounted for approximately 18% of 1998 and 19% of 1997 sales, and sales to the seven department store customers which were owned at year-end 1998 by Federated Department Stores, Inc. accounted for approximately 17% of 1998 and 1997 sales. See Note 8 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms.

   Orders from the Company's customers generally precede the related shipping periods by several months. The Company's largest customers discuss with the Company retail trends and their plans regarding their anticipated levels of total purchases of Company products for future seasons. These discussions are intended to assist the Company in planning the production and timely delivery of its products. The Company continually monitors retail sales in order to directly assess consumer response to its products.

   The Company continues to implement in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery. See "Manufacturing" below. In January 1999, the Company discontinued LIZRIM, an internal inventory replenishment system used by a number of retail customers; former LIZRIM customers currently participate in the Company's in-stock reorder programs through their own internal replenishment systems.

   In February 1999, the Company introduced the @MARKET application, a business-to-business, Internet-based assortment planning and order application that enables retail accounts to view product lines and place orders on line. The @MARKET application is currently used by several LIZGOLF specialty store customers. During 1999, the Company plans to expand use of the @MARKET application into other product categories.

    In 1998, the Company continued to expand its LIZEDGE program, an in-store sales, marketing and merchandising program designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain the Company's merchandise presentation standards. The LIZEDGE program services the Company's LIZ CLAIBORNE and ELISABETH apparel brands by training sales associates on suggested selling, product, merchandise presentation and client development. The Company's accessories business has service and merchandising programs similar to LIZEDGE.

    In 1998, the Company expanded LIZVIEW, a program in-store to enhance the presentation of the Company's product on retail selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. At year-end 1998, over 900 LIZVIEW shops were installed in more than 500 stores, representing over 1,300,000 square feet of upgraded selling space for LIZ CLAIBORNE brands. In addition, at year-end 1998, nine DANA BUCHMAN, over 400 CLAIBORNE, over 400 accessories and over 400 DKNY(R) JEANS shops were installed in department stores and over 350 CRAZY HORSE shops were installed in JC PENNEY stores. In 1999, the Company plans to install, in the aggregate, approximately 1,900 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

    The Company spent approximately $32 million on national advertising in 1998, compared with approximately $31 million in 1997. Current plans call for 1999 national advertising expenditures of approximately $37 million. In addition, the Company maintains cooperative advertising programs under which it generally shares the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $57 million in 1998.

   During 1998, the Company expanded its consumer website (www.lizclaiborne.com) to include information specific to the ELISABETH product line. The website provides information on LIZ CLAIBORNE and ELISABETH branded apparel and accessories products.

MANUFACTURING

   The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

   A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and therefore must obtain quota from its suppliers and vendors. During 1998, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 30 different countries, including China, Saipan, the Dominican Republic, Hong Kong, the United States, South Korea, Sri Lanka and Taiwan. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6% of the Company's purchases of finished products during 1998. Approximately 30% of the Company's 1998 and 1997 purchases of finished products were manufactured by its ten largest suppliers, as compared to 28% of 1996 purchases. The Company expects that the percentage of production represented by its largest suppliers will increase in light of the Company's ongoing worldwide factory certification initiative, under which the Company is planning to allocate even larger portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources. The Company's purchases from its suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products.

   The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory. Most of the Company's fabrics, trimmings and other materials are obtained in bulk from various foreign and domestic suppliers. Where the Company purchases completed product "packages" from its contractors, the contractor is responsible to purchase all necessary raw materials and other product components. Inasmuch as the Company intends to continue to move towards purchasing an increasing portion of its products as "packages," the Company continues its development of a group of "approved suppliers" to supply raw materials and other product components to its contractors for use in "packages"; the Company anticipates continuing the practice of purchasing a substantial portion of its products as "packages" in 1999. During 1998, the raw materials used in Company products were purchased from several hundred suppliers, located in Taiwan, the United States, South Korea, Japan, Ireland and Italy. Approximately 33% of the Company's expenditures for raw materials during 1998 and 30% during 1997 were accounted for by its five largest raw material suppliers, with no single raw material supplier accounting for more than 8% of 1998 raw material purchases. The Company does not have any long-term, formal arrangements with any supplier of raw materials. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

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

   If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess merchandise inventories. See "Competition; Certain Risks" below. For example, the Company was left with significant excess merchandise inventory positions during 1993 and into the first half of 1994 due to the Company's increased 1993 commitments compared to 1992 and the decreased demand for certain of the Company's apparel at retail.

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

IMPORT AND IMPORT RESTRICTIONS

   Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round," ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changes the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change would determine country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. See "Competition; Certain Risks" below.

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

TRADEMARKS

   The Company owns and/or uses a variety of trademarks in connection with its businesses and products, including CLAIBORNE, CLAIBORNE SPORT, CRAZY HORSE, CURVE, DANA B. & KAREN, DANA BUCHMAN, DANA BUCHMAN LUXE, ELISABETH, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, LEATHER CO., LIZ, LIZ & CO., LIZ CLAIBORNE, LIZ CLAIBORNE COLLECTION, LIZ CLAIBORNE STUDIO, LIZ NIGHT, LIZSPORT, LIZWEAR, REALITIES, RUSS, VILLAGER, VIVID, its LC logomark and its triangular logomark. In January 1998, the Company licensed exclusive rights in the Western Hemisphere to the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for men's and women's sportswear, jeanswear and activewear. In July 1998, the Company licensed the exclusive rights to develop, manufacture, market and distribute a collection of cosmetic products under the CANDIE'S trademark. See Note 3 of Notes to Consolidated Financial Statements. By virtue of its acquisition of Segrets, the Company also controls the Segrets' trademarks, which include SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID WOMAN and SIGRID OLSEN PETITES.

   The Company has registered or applied for registration of a multitude of trademarks, including those referenced above, for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as numerous foreign territories. The Company also has a number of design patents. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and other intellectual property rights against infringement.

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

   The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest "better" women's sportswear and dress company in the United States. Principal competitors within the "better" women's sportswear market include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation.

   In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including, among others: changes in regional, national and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company's third party customers and suppliers and government agencies to timely and adequately remediate any Year 2000 issues (for a discussion of the Company's information system upgrade project, including efforts to assure Year 2000 compliance, and the risks associated with such efforts, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000/Information Systems Upgrade."); the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual orders; the Company's ability to effectively distribute its products within its targeted markets (including distribution to and through wholesale accounts and Company operated retail stores and concession locations); risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; the chance of substantial disruption of the Company's relationships with its suppliers, manufacturers and employees; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. See also Note 8 of Notes to Consolidated Financial Statements. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1998 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations. See "Import and Import Restrictions" and "Sales and Marketing" above.

   The Company from time to time reviews its possible entry into new markets, either through internal development activities or through acquisitions. The entry into new markets (including the development and launch of new product categories), such as the Company's entry into the moderate market, and the acquisition of businesses, such as the Company's acquisition of Segrets, is accompanied by risks inherent in any new business venture and may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities.


EMPLOYEES

   At January 2, 1999, the Company had approximately 7,000 full-time employees, as compared with approximately 7,300 full-time employees at January 3, 1998. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

   The Company is bound by a national collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees (UNITE), agreements with various locals and a Jobbers Agreement with UNITE. These agreements cover approximately 1,700 of the Company's full-time employees and expire on May 31, 2000. Most of the union-represented employees are employed in warehouse and distribution facilities the Company operates in New Jersey, Pennsylvania and Alabama.

ITEM 2. PROPERTIES.

   The Company's showrooms and executive offices, as well as its sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where the Company leases approximately 287,000 square feet under a master lease which expires at the end of 2001 and contains certain renewal options and rights of first refusal for additional space. An amendment to the 1441 Broadway lease, extending the expiration date to 2012, has been signed and will become effective subject to the occurrence of certain closing conditions. The Company currently leases office space at two other buildings in New York City covering approximately 29,000 and 93,000 square feet (with terms expiring in 2003 and 2013, respectively) and licenses space in another building covering approximately 39,000 square feet. These properties are used in all of the Company's business segments.

   The other Company owns an approximately 450,000 square foot New Jersey warehouse and distribution facility located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location. The Company presently leases approximately 912,000 square feet in other New Jersey warehouse and distribution facilities, the current terms of which expire through 2008. The Company also owns an approximately 313,000 square foot warehouse and distribution facility located on 80 acres in Mt. Pocono, Pennsylvania, and is in the process of expanding this facility to include an additional 316,000 square foot of warehouse and distribution space. In addition, the Company occupies an approximately 150,000 square foot warehouse and distribution facility in Mt. Pocono, Pennsylvania under a sublease which expires in 2002. The Company leases pursuant to industrial development financing an approximately 290,000 square foot warehouse and distribution facility located on a 124 acre site in Montgomery, Alabama. Additionally, the Company occupies an approximately 120,000 square foot warehouse facility in Montgomery, Alabama under a lease which expires at the end of 1999. The Company also leases showroom, warehouse and office space in various other domestic and international locations. These properties are used in the Company's wholesale apparel and wholesale non-apparel business segments. The Company also uses unaffiliated third parties to provide distribution services at several additional facilities. The Company is seeking to sell its approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

   The Company leases space for its 95 retail specialty stores (aggregating approximately 420,000 square feet in various malls) and for its 119 outlet stores (aggregating approximately 1,000,000 square feet).

   The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for its present level of operations. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

   Various legal actions are pending against the Company, including the following:

   On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, now operating as a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed suit against the Company and three labor unions -- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), UNITE Local 23-25, which represents a substantial number of the Company's employees, and UNITE Local 155, which represents Mademoiselle's employees. The suit, Mademoiselle Knitwear, Inc. v. Liz Claiborne, Inc, et al., 98 Civ. 3252, pending in the United States District Court for the Southern District of New York, asserts a variety of claims against the Company, all stemming from an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods for the period June 1992 through June 1998. The complaint includes claims against the Company for breach of contract, fraud, civil RICO, and prima facie tort, and asserts claims against the Company and the union defendants for conversion of property of the estate of a debtor-in-bankruptcy. The Mademoiselle action seeks $30 million in compensatory damages from the Company, trebling of those damages under the provisions of the civil RICO statute, and $50 million in punitive damages. On June 26, 1998 the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. Discovery remains stayed.

   On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed by three current and former employees of Mademoiselle in the United States District Court for the Southern District of New York against the Company and the same three unions. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of

600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle has also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, like the Mademoiselle action, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants moved to dismiss the employee complaint for failure to state a claim for relief. On August 18, 1998, the court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the Complaint. The Company responded and the matter was fully briefed and submitted to the court on October 30, 1998. On December 31, 1998, the court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiffs' motion for leave to amend. In that same opinion, the court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants.

   The Company and certain of its present and former officers and directors were named as defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., filed in the United States District Court for the Eastern District of New York. The plaintiffs sought compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. The Company then moved to dismiss that complaint. By memorandum and order dated August 14, 1998, the Court granted defendants' motion to dismiss the second amended complaint. That order has been appealed to the United States Court of Appeals for the Second Circuit. Briefing of the appeal has been completed, but no date has yet been set for argument.

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

   The Company believes that the litigations described in this Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position. See Note 8 and Note 17 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the executive officers of the Company is set forth below:

   Name                  Age        Position(s)
   ----                  ---        -----------
Paul R. Charron          56         Chairman of the Board and Chief Executive Officer

Denise V. Seegal         45         President

Jorge L. Figueredo       38         Senior Vice President - Human Resources

John R. Thompson         47         Senior Vice President - Service, Systems and
                                    Distribution, Chief Information Officer

Robert J. Zane           59         Senior Vice President - Manufacturing and
                                    Sourcing

Richard F. Zannino       40         Senior Vice President - Finance and
                                    Administration, Chief Financial
                                    Officer


   Executive officers serve at the discretion of the Board of Directors.

   Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served in various executive capacities with VF Corporation, an apparel manufacturer, from 1988.

   Ms. Seegal joined the Company in 1996 as President. Prior to joining the Company, Ms. Seegal served as President of the CK Men's and Women's divisions of Calvin Klein, Inc. from 1994 to 1996 and as President of the DKNY divisions of the Donna Karan Company from 1989 to 1994.

   Mr. Figueredo joined the Company in 1984 as Administrator, Warehouse Employee Relations and served in various management positions thereafter. In 1992, Mr. Figueredo was promoted to Vice President, Human Resources Operations. In 1994, Mr. Figeuredo was promoted to Senior Vice President - Human Resources.

   Mr. Thompson joined the Company in 1995 as Senior Vice President of Service, Systems and Reengineering, Chief Information Officer. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995.

   Mr. Zane joined the Company in 1995 as Senior Vice President Manufacturing and Sourcing. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989.

   Mr. Zannino joined the Company in October 1998 as Senior Vice President Finance and Administration, Chief Financial Officer. Prior to joining the Company, Mr. Zannino was Executive Vice President, Chief Financial Officer at General Signal Corporation from April 1998 to October 1998. He served as Executive Vice President and Chief Financial Officer of Saks Holdings, Inc. and its wholly owned subsidiary Saks & Company ("Saks"), retail merchants, and treasurer of Saks Holdings, Inc. from July 1996 to April 1998, as Senior Vice President, Strategic Planning and Business Development of Saks from May 1994 to July 1996 and as Vice President and Treasurer of Saks from January 1993 to May 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

                        Calendar Period         High              Low
                        ---------------         ----              ---
                             1998:

                          1st Quarter           53 3/8            38
                          2nd Quarter           54 3/4            45 3/4
                          3rd Quarter           53 9/16           25 1/2
                          4th Quarter           34 1/2            25 9/16

                             1997:

                          1st Quarter           45 3/4            38 1/4
                          2nd Quarter           48 13/16          43 5/8
                          3rd Quarter           57                43 3/4
                          4th Quarter           57 3/16           39 3/4

   On March 2, 1999, the closing sale price of the Company's Common Stock was $32 1/2. As of March 2, 1999, the approximate number of record holders of Common Stock was 8,764.

   The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                        Calendar Period               Dividends Paid per Common Share
                        ---------------               -------------------------------
                             1998:

                          1st Quarter                       $.1125
                          2nd Quarter                       $.1125
                          3rd Quarter                       $.1125
                          4th Quarter                       $.1125

                             1997:

                          1st Quarter                       $.1125
                          2nd Quarter                       $.1125
                          3rd Quarter                       $.1125
                          4th Quarter                       $.1125

   The Company currently plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

   In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 3, 1999, the Company had expended, or had commitments to expend through the sale of put warrants (see Note 8 of Notes to Consolidated Financial Statements), an aggregate of $956 million of the $1.075 billion authorized under its stock repurchase program, covering approximately 30 million shares.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:


All dollar amounts in thousands
except per common share class              1998           1997          1996          1995          1994
-----------------------------------------------    -----------------------------------------------------
NET SALES                           $ 2,535,268    $ 2,412,601   $ 2,217,518   $ 2,081,630   $ 2,162,901

GROSS PROFIT                            992,102        969,658       876,435       790,701       755,207
-----------------------------------------------    -----------------------------------------------------
NET INCOME                              169,377*       184,644       155,665       126,914        82,849**

WORKING CAPITAL                         711,942        729,763       815,429       757,199       717,905
-----------------------------------------------    -----------------------------------------------------
TOTAL ASSETS                          1,392,791      1,305,285    13,382,750     1,329,243     1,289,662

STOCKHOLDERS' EQUITY                    981,110        921,627     1,020,492       988,226       982,984
-----------------------------------------------    -----------------------------------------------------
PER COMMON SHARE DATA:

     Basic Earnings                        2.59*          2.65          2.15          1.69          1.06**
-----------------------------------------------    -----------------------------------------------------
     Diluted Earnings                      2.57*          2.63          2.14          1.69          1.05**

     Book Value at Year End               15.34          13.94         14.37         13.41         12.77
-----------------------------------------------    -----------------------------------------------------
     Dividends Paid                         .45            .45           .45           .45           .45

WEIGHTED AVERAGE COMMON
-----------------------------------------------     -----------------------------------------------------
SHARES OUTSTANDING                   65,502,852     69,619,167    72,396,130    75,002,861    78,526,724

WEIGHTED AVERAGE COMMON
-----------------------------------------------     -----------------------------------------------------
SHARES AND SHARE

EQUIVALENTS OUTSTANDING              65,846,776     70,191,115    72,845,100    75,299,746    78,550,547
-----------------------------------------------     -----------------------------------------------------

-------------
* Includes the after tax effect of a restructuring charge of $17,100 ($27,000 pretax) or $.26 per common share in 1998.

** Includes the after tax effect of a restructuring charge of $18,900 ($30,000 pretax) or $.24 per common share in 1994.

All earnings per share have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
The following table sets forth items in the Consolidated Statements of Income as a percent of net sales and the percentage change of those items as compared to the prior year.

                                            FISCAL YEARS           YEAR TO YEAR
                                          PERCENT OF SALES           % CHANGE
                                       -----------------------     ------------
                                                                   1998    1997
                                                                    vs.     vs.
                                        1998     1997     1996     1997    1996
-------------------------------------------------------------------------------
NET SALES                              100.0%   100.0%   100.0%     5.1%    8.8%
   Cost of goods sold                   60.7     59.8     60.5      6.6     7.6
GROSS PROFIT                            39.3     40.2     39.5      2.8    10.6
   Selling, general and administrative
     expenses                           28.1     28.7     28.9      2.9     7.9
   Restructuring charge                  1.1       --       --       --      --
OPERATING INCOME                        10.2     11.5     10.6     (7.1)   18.1
   Investment and other income-net       0.4      0.7      0.6    (43.2)   10.4
INCOME BEFORE PROVISION
   FOR INCOME TAXES                     10.5     12.2     11.2     (9.0)   17.7
   Provision for income taxes            3.8      4.5      4.2    (10.3)   16.2
NET INCOME                               6.7%     7.7%     7.0%    (8.3)%  18.6%

================================================================================
Effective with our 1998 fiscal year, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain financial statement footnote disclosure as to our business segments, which are Wholesale Apparel, Wholesale Non-Apparel and Retail. Our Wholesale Apparel segment consists of businesses that design, manufacture and market to our wholesale customers women's and men's apparel under various trademarks owned or licensed by the Company; this includes our career (Collection), casual (Lizsport, Lizwear and Liz & Co.), Dana Buchman, dress, Elisabeth, men's (Claiborne) and special markets (moderate priced apparel) businesses, as well as our licensed DKNY(R) Jeans and DKNY(R) Active businesses. Our Wholesale Non-Apparel segment consists of businesses that design, manufacture and market to our wholesale customers accessories, cosmetics and jewelry products under various trademarks owned or licensed by us. Our Retail segment consists of businesses that sell merchandise designed and manufactured by our Wholesale Apparel and Wholesale Non-Apparel segments to the public through our 117 specialty retail and 113 outlet stores as well as leased departments. All data with respect to our specific segments included within this "Management Discussion and Analysis" is presented before applicable intercompany eliminations. See Note 15 of Notes to Consolidated Financial Statements.

1998 VS. 1997

Our net sales for 1998 (which included 52 weeks) were $2.54 billion, an increase of 5.1% compared to $2.41 billion in 1997 (which included 53 weeks). This increase reflected a 6.8% increase in Wholesale Apparel to $1.99 billion, a 3.9% increase in Wholesale Non-Apparel to $320 million and a 4.7% increase in Retail to $431 million.

      The increase in net sales of Wholesale Apparel reflected new product offerings in our DKNY(R) Jeans and special markets businesses, which accounted for $112 million, or 91%, of our 1998 total net sales increase. The increase also reflected higher sales in our casual and existing special markets businesses, as well as increases in our men's and Elisabeth businesses, due in each case principally to higher unit volume. These increases were partially offset by decreases in our Dana Buchman, dress and career businesses due primarily to lower unit volume and, in the case of dresses, slightly lower unit prices. The increase in Wholesale Non-Apparel net sales reflected increased sales of jewelry and cosmetics due principally to higher unit volume, partially offset by decreased sales of accessories due primarily to lower average unit selling prices. The increase in net sales of Retail reflected increased outlet store sales due to the opening of 23 new stores, partially offset by a decline in sales of our specialty retail stores.

      Gross profit dollars increased $27 million, or 2.8% in 1998 over 1997. Gross profit margins declined to 39.3%, in 1998, compared to 40.2% in 1997, reflecting lower gross profit margins across all segments. This result reflected a higher level of close-out sales and lower prices realized on those close-out sales, as well as higher markdown allowances, partially offset by higher initial margins due in part to a larger proportion of product shipped by ocean vessel transport as compared to more costly air transport.

      Selling, general and administrative expenses ("SG & A") increased $20 million, or 2.9%, in 1998 over 1997. These expenses declined to 28.1% of net sales in 1998 from 28.7% in 1997 reflecting lower SG&A as a percent of net sales across all segments. The 1998 dollar increase was due primarily to additional operating expenses related to the launches of DKNY(R) Jeans and DKNY(R) Active and the technological upgrading of our distribution centers and information systems associated with our transformation initiatives. These dollar increases were moderated by lower salary and related expenses and lower occupancy and cosmetics marketing costs, which also contributed to the decline in SG&A as a percentage of sales.

      We recorded a $27 million pretax restructuring charge ($17 million after tax) to cover the estimated costs of closing approximately 30 under-performing retail stores, as well as streamlining operating and administrative functions. This charge included the write-off of certain assets, severance and contract termination costs (see Note 2 of Notes to Consolidated Financial Statements).

      As a result of the restructuring charge as well as other factors described above, operating income decreased $20 million, or 7.1%, in 1998 compared to 1997, and operating income decreased to 10.2% of net sales in 1998 compared to 11.5% in 1997. Segment operating profit in Wholesale Apparel declined to $244 million (12.3% of net sales) in 1998 from $250 million (13.5% of net sales) in 1997 primarily due to lower gross profit margins reflecting higher close-out sales and lower margins on those sales, as well as higher intercompany sales to Retail which are lower margin sales. Segment operating profit in Wholesale Non-Apparel increased to $47 million (14.5% of net sales) in 1998 from $38 million (12.4% of net sales) in 1997, reflecting increased earnings from cosmetics and jewelry due primarily to sales increases and lower SG&A as a percent of net sales, partially offset by lower gross profit margins. Segment operating profit in Retail increased to $45 million (10.5% of net sales) in 1998 from $40 million (9.8% of net sales) in 1997, due primarily to sales increases from new stores (see Note 15 of Notes to Consolidated Financial Statements).

      Investment and other income-net decreased by $6.9 million in 1998 compared to 1997 due to a decrease in our average cash and marketable securities portfolio due primarily to our ongoing stock repurchase program and investments in working capital and fixed assets.

      Income taxes were $11 million lower and decreased as a percentage of net sales to 3.8% in 1998 from 4.5% in 1997, primarily reflecting lower pre-tax income and a lower effective tax rate of 36.5% in 1998 compared to 37.0% in 1997 as a result of lower effective state tax rates.

      Net income in 1998 was $15 million lower than in 1997 and declined as a percentage of net sales to 6.7% in 1998 from 7.7% in 1997, due primarily to the restructuring charge as well as other factors described above.

      Diluted earnings per common share decreased 2.3% to $2.57 in 1998 from $2.63 in 1997. Before the $0.26 per share impact of the restructuring charge, diluted earnings per common share increased 7.6% to $2.83 in 1998. Diluted earnings per common share reflected a lower number of average outstanding common shares and share equivalents in 1998 as a result of our ongoing stock repurchase program.

1997 VS. 1996

Our net sales for 1997 (which included 53 weeks) were $2.41 billion, an increase of 8.8% compared to $2.22 billion in 1996 (which included 52 weeks). This increase reflected a 8.1% increase in Wholesale Apparel to $1.86 billion, a 6.2% increase in Wholesale Non-Apparel to $308 million and a 4.6% increase in Retail to $411 million.

      The increase in net sales of Wholesale Apparel reflected increased sales in our casual, special markets and men's businesses, due in each case to higher unit volume, and the introduction of a new product offering, Elisabeth/Liz & Co., partially offset by decreases in our career and dress businesses, due primarily to lower unit volume. The increase in net sales of Wholesale Non-Apparel reflected increases in sales of jewelry and cosmetics due principally to higher unit volume, partially offset by a decrease in sales of accessories due primarily to lower average unit selling prices. The unit volume increase in cosmetics was due primarily to new product offerings, Liz Sport and Claiborne Sport. The Retail net sales increase reflected the opening of 15 new outlet stores, partially offset by a decrease in sales of our specialty retail stores principally reflecting weakness in demand for Elisabeth product and dresses.

      Gross profit increased $93 million, or 10.6%, in 1997 over 1996. Gross profit margins increased to 40.2% in 1997, compared to 39.5% in 1996. This increase reflected a larger proportion of cosmetics and outlet store sales (generally higher margin businesses), higher margins within those businesses and better margins on close-out sales. The improvement in cosmetics margins reflected initial shipments of our Sport fragrances in the second half of the year. Our overall gross margin improvement was moderated by lower margins within the Elisabeth and career businesses due to a lower proportion of regular price sales.

      SG&A increased $51 million, or 7.9%, in 1997 over 1996. These expenses declined to 28.7% of net sales in 1997 from 28.9% in 1996. The 1997 dollar increase reflected continued spending on brand enhancing activities (including a national advertising campaign and in-store service and presentation program) and marketing expenses related to the introduction of our Sport fragrances. Additional expenses associated with the expansion of our outlet operations and the additional week included in the 1997 fiscal year also contributed to the SG&A increase. The 1997 increase was moderated by continuing expense reduction initiatives, which contributed to the decline in SG&A as a percentage of sales.

      As a result of the factors described above, operating income increased $43 million, or 18.1%, in 1997 compared to 1996, and operating income increased to 11.5% of net sales in 1997 compared to 10.6% in 1996. Segment operating profit in Wholesale Apparel increased to $250 million (13.5% of net sales) in 1997 from $216 million (12.6% of net sales) in 1996 due primarily to increased sales and gross profit margins. Segment operating profit in Wholesale Non-Apparel increased to $38 million (12.4% of net sales) in 1997 from $28 million (9.8% of net sales) in 1996 reflecting increased sales in jewelry and cosmetics and increased gross profit margins in accessories. Segment operating profit in Retail decreased to $40 million (9.8% of net sales) in 1997 from $49 million (12.5% of net sales) in 1996 due primarily to lower gross profit margins as a result of increased markdowns (see Note 15 of Notes to Consolidated Financial Statements).

      Investment and other income-net increased $1.5 million to $15.8 million in 1997 compared to 1996 reflecting an increase in our average cash and marketable securities portfolio, notwithstanding the Company's ongoing stock repurchase program.

      Income taxes were $15 million higher and increased as a percentage of net sales to 4.5% in 1997 from 4.2% in 1996 primarily reflecting higher pre-tax income, partially offset by a lower effective tax rate of 37.0% in 1997 compared to 37.5% in 1996 as a result of lower effective state tax rates.

      Net income in 1997 was $29 million higher than in 1996 and increased as a percentage of net sales to 7.7% in 1997, compared with 7.0% in 1996 as a result of the factors described above.

      Diluted earnings per common share increased 22.9% to $2.63 in 1997 from $2.14 in 1996. Diluted earnings per common share reflected a lower number of average outstanding common shares and share equivalents as a result of our ongoing stock repurchase program.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support increased sales, investment in our transformation initiatives and other expenditures related to retail store expansion, in-store concept shops and normal maintenance activities. Sources of liquidity to fund these cash requirements are cash flow from operations, cash and marketable securities on hand and bank lines of credit.

1998 VS. 1997

In 1998, we used our net cash provided by operating activities and a portion of our cash and marketable securities balances to fund our cash needs and ended the year with no debt outstanding. Our cash and marketable securities balances declined to $230 million at year-end 1998 from $360 million at year-end 1997. This decrease of $130 million was due primarily to cash used to fund our investing and financing activities, including the repurchase of $116 million of common stock.

      Net cash provided by operating activities was $132 million in 1998, compared to $145 million in 1997. This $13 million decrease in cash flow reflected increased cash used to fund accounts receivable and inventory growth, partially offset by increased cash generated from current liabilities and higher non-cash depreciation and amortization expense.

      Accounts receivable increased 39% in 1998 over 1997 reflecting higher net sales and the timing of customer deductions for allowances in the fourth quarter 1998 compared to 1997.

      Inventory increased 19.9% in 1998 over 1997 reflecting higher than required essential and replenishment inventory levels in Wholesale Apparel. We are implementing inventory management initiatives designed to improve our inventory turnover rate for essential and replenishment inventory. The increase also reflected the start-up of the DKNY(R) Jeans business, increased outlet inventory levels and higher levels of prior season merchandise. The increase in our average inventory levels in 1998 relative to our sales increase had a negative impact on our 1998 inventory turnover rate compared to 1997.

      Net cash provided by investing activities was $26 million in 1998, compared to net cash used in investing activities of $57 million in 1997. This $83 million increase in cash flow reflected net disposals of investments of $155 million in 1998, compared to net purchases of investments of $13 million in 1997, partially offset by an additional $81 million of cash used to fund increased capital expenditures due primarily to our transformation initiatives and the purchases of trademarks and licenses, which included the payment for our DKNY(R) Jeans license, in 1998 over 1997.

      Net cash used in financing activities was $131 million in 1998, compared to $274 million in 1997. This $143 million increase in cash flow reflected a decrease of $142 million in the amount of stock repurchased in 1998 compared to 1997. In 1998, we expended or committed to expend, through the sale of put warrants, $136 million under our stock repurchase program (see Note 8 of Notes to Consolidated Financial Statements). As of March 3, 1999, we have expended or committed to expend through the sale of put warrants, approximately $956 million covering an aggregate of 29.7 million shares of the $1.075 billion authorized under our stock repurchase program.

      Our anticipated capital expenditures for 1999 approximate $100 million. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at the New York offices and the opening of an additional 41 retail stores. In addition, we anticipate spending approximately $25 million on in-store concept shops in 1999. Capital expenditures, in-store shops and working capital cash needs will be financed through available capital, net cash provided by operating activities and bank lines of credit. Bank lines of credit were $425 million at year end 1998 and $470 million at year end 1997 and are available to finance cash needs and letters of credit. At year end 1998, we had $220 million outstanding under these facilities. We expect to be able to adjust these lines as required.

1997 VS. 1996

In 1997, we used our net cash provided by operating activities and a portion of our cash and marketable securities balances to fund our cash needs and ended the year with no debt outstanding. Our cash and marketable securities balances declined to $360 million at year end 1997 from $529 million at year end 1996. This decrease of $169 million was due primarily to cash used to fund investing and financing activities, including the repurchase of $258 million of common stock.

      Net cash provided by operating activities was $145 million in 1997, compared to $238 million in 1996. This $93 million decrease in cash flow primarily reflected increased cash used to fund inventory growth. Inventory increased 13% in 1997 over 1996 and reflected earlier receipt of spring merchandise within Wholesale Apparel and an increase in essential and replenishment inventory levels. The rate of increase in our average inventory levels in 1997 was slower than the rate of increase in our sales which had a favorable impact on our 1997 inventory turnover rate compared to 1996.

      Net cash used in investing activities was $57 million in 1997, compared to net cash provided by investing activities of $156 million in 1996. This $213 million decrease in cash flow reflected net purchases of investments of $13 million in 1997, compared to net disposals of $176 million in 1996, as well as an additional $15 million to fund increased capital expenditures and purchases of trademarks in 1997 compared to 1996.

      Net cash used in financing activities was $274 million in 1997 compared to $123 million in 1996. This $151 million increase principally reflected a $155 million increase in the amount expended in our stock repurchase program.

YEAR 2000 ISSUE/INFORMATION SYSTEMS UPGRADE

Many existing computer systems, software products, and other systems using embedded chips, including many used by us, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our date critical functions may be materially adversely affected unless these computer systems, software products and other systems are or become able to accept four digit entries ("year 2000 compliant").

      In 1996, we commenced a comprehensive upgrade of our management information systems, which involves substantial changes to our present computer systems and software, and is expected to provide certain competitive benefits and result in our information systems being year 2000 compliant upon completion. Currently, all such changes are in various stages of implementation. Management currently expects that full implementation of the changes will involve a commitment of approximately $75-$80 million over the four year period ending with year end 1999. Approximately $60-$65 million of such amount is in the form of capital expenditures, while the remaining $15 million will be expensed as incurred. As of January 2, 1999, related capital expenditures totaled $43 million and an additional $8 million was expensed as incurred. Approximately $22 million is included in anticipated 1999 capital expenditures and approximately $6 million in expenses are expected to be incurred in 1999 for this project. Testing and initial implementation phases of a significant portion of the systems upgrade are completed and the remaining components are expected to be completed by the end of 1999. We expect that with the successful implementation of this project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that our systems and software will be rendered year 2000 compliant in a timely manner, or that we will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement this project on a timely basis could have a material adverse effect on our operations.

      We have also begun formal communications with all of our major suppliers of goods and services and customers to determine the extent to which we are vulnerable to the failure of their products or their failure to remediate their own year 2000 issues. To date, approximately one-half of those contacted have responded, none of which have raised any year 2000 issues which we believe would have a material adverse effect on us. We are in the process of sending detailed follow-up inquiries to our critical suppliers and customers and expect to complete the survey in the Spring of 1999. We are also in the process of evaluating our vulnerability to governmental authorities' failure to remediate their year 2000 issues. Our estimated project costs and timetables are based on presently available information, and include our assessment of the abilities of these third parties to address the issue effectively. We are currently not aware of any year 2000 issues related to third parties which we believe would have a material adverse effect on us. There can be no assurance, however, that the systems and/or products of other companies or governmental authorities on which we rely will be converted in a timely manner, or that a failure to successfully convert by a third party, or a conversion that is incompatible with our systems or software, would not have a material impact on our operations.

      We currently believe that it is difficult to identify our most reasonably likely worst case year 2000 scenario. However, a reasonable worst case scenario would be a failure by a significant third party in our supply and distribution chain (including, without limitation, any governmental authority, utility or other general service provider) to remediate its year 2000 deficiencies that continue for several days or more. Any such failure could impair the manufacture and/or delivery of products, and/or the processing of orders, and shipments. In addition, a failure to remediate any of our internal inventory management systems would adversely affect our stock allocation program, resulting in mistimed shipments and potential order cancellations. These scenarios would likely have a material adverse effect on the Company's results of operations, although the extent of such effect cannot be reasonably estimated at this time.

      We continue to develop contingency plans to limit the effect of any year 2000 issues on our operations and results, and intend to complete all such plans by the end of 1999. For instance, we are in the process of exploring, where possible, alternate service providers and are analyzing the possibility of remediating and using alternate but comparable systems currently in use within the Company. Our year 2000 efforts are ongoing and our overall plan, as well as our development of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of significant third parties with whom we rely on directly or indirectly, to be year 2000 compliant in a timely fashion.

CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

We have no long-term debt, and we finance our capital needs through available capital, future earnings and bank lines of credit. Our exposure to market risk for changes in interest rates is primarily in our investment portfolio. We, by policy, mitigate our exposure by limiting maturity and placing our investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. To ensure liquidity, our investment portfolio includes only actively traded marketable securities. The table below presents, as of January 2, 1999, amortized cost amounts and related weighted average interest yield by year of maturity for our investment portfolio.

                                 1999               2000               2001               Total
                          ---------------    ---------------    ---------------    ---------------
$ in thousands              Amount       %     Amount       %     Amount       %     Amount       %
---------------------------------------------------------------------------------------------------
Tax exempt securities     $ 93,863   3.91%   $ 21,376   3.47%   $ 36,865   3.67%   $152,104   3.79%
Money market preferreds     40,000   3.69%         --     --          --     --      40,000   3.69%
Taxable securities           4,001   5.82%         --     --          --     --       4,001   5.82%
Total                     $137,864   3.90%   $ 21,376   3.47%   $ 36,865   3.67%   $196,105   3.81%

================================================================================

We reduce the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 2, 1999:

                                          U.S. Dollar    Contract    Unrealized
$ in thousands                                 Amount        Rate    Gain (Loss)
--------------------------------------------------------------------------------
Canadian dollars                               $2,610       .6526        $   (6)
British pound sterling                         $6,218        1.68        $   68

================================================================================

INFLATION

The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

================================================================================

Statements contained in this Annual Report and in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made by or with the approval of authorized personnel that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for 1999 or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting our business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "management expects," "we believe," "is or remains optimistic" or "currently envisions" and similar words or phrases. Those factors include among other things, changes in regional and global social, economic and political conditions, including conditions affecting foreign operations and sourcing; risks associated with changes in the competitive marketplace, including the level of consumer confidence and spending and the financial condition of the apparel and retail industry, as well as adverse changes in retailer or consumer acceptance of our products and the introduction of new products or pricing changes by our competitors; our dependence on sales to a limited number of larger department stores, including risks relating to vendor margin support; uncertainties relating to our ability to implement our growth strategies, including risks inherent in entering new markets and acquiring businesses; and risks associated with the ability of our manufacturers to deliver product in a timely manner, to meet quality standards or to comply with our labor practices and policies, as well as such other factors as are set forth in this 1998 Annual Report on Form 10-K, including, without limitation, those set forth in "Item 1 - Business-Competition; Certain Risks." We undertake no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

   Information called for by this Item 8 is included following the "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                      -20-

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information with respect to Executive Officers of the Company is set forth in
Part I of this Annual Report on Form 10-K.

   Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION.

   Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 1999 Proxy
Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)    1.   Financial Statements.

                                                                   PAGE REFERENCE
                                                                   --------------
                                                                   1998 FORM 10-K
                                                                   --------------
MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2 to F-3

FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of January 2, 1999
   and January 3, 1998                                             F-4

  Consolidated Statements of Income for the
   Three Fiscal Years Ended January 2, 1999                        F-5

  Consolidated Statements of Stockholders' Equity
   for the Three Fiscal Years Ended January 2, 1999                F-6 to F-7

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended January 2, 1999                        F-8

  Notes to Consolidated Financial Statements                       F-9 to F-26

UNAUDITED QUARTERLY RESULTS                                        F-27

       2.   Schedules.

SCHEDULE II - Valuation and Qualifying Accounts                    F-28


NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

3. Exhibits.

EXHIBIT
  NO.             DESCRIPTION
  ---             -----------
3(a)        -     Restated Certificate of Incorporation of Registrant
                  (incorporated herein by reference from Exhibit 3(a) to
                  Registrant's Quarterly Report on Form 10-Q for the period
                  ended June 26, 1993).

3(b)        -     By-laws of Registrant, as amended (incorporated herein by
                  reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                  "1992 Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par value
                  $1.00 per share (incorporated herein by reference from Exhibit
                  4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated as of December 4, 1998, between
                  Registrant and First Chicago Trust Company of New York, as
                  Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A dated as of December 4, 1998).

10(a)       -     Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(hh) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1983 [the "1983 Annual Report"]).

10(b)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1988).

10(c)+      -     Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                  Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+   -     Amended Form of Option Agreement under the 1984 Option Plan
                  (incorporated herein by reference from Exhibit 10(e)(i) to the
                  1992 Annual Report).

10(d)+      -     Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit
                  10(f) to Registrant's Annual report on Form 10-K for the
                  fiscal year ended December 30, 1989 [the "1989 Annual
                  Report"]).

10(d)(i)+   -     Trust Agreement dated as of July 1, 1994, between Liz
                  Claiborne, Inc. and IDS Trust Company (incorporated herein by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)+      -     Amendment Nos. 1 and 2 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g) to the 1992 Annual
                  Report).

10(e)(i)+   -     Amendment Nos. 3 and 4 to the Savings Plan (incorporated
                  herein by reference from Exhibit 10(g)(i) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  26, 1993 [the "1993 Annual Report"]).


--------------------------------------------------------------------------------

+    Compensation plan or arrangement required to be noted as provided in
Item 14(a)(3).

EXHIBIT
  NO.             DESCRIPTION
  ---             -----------
10(e)(ii)+  -     Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+ -     Amendment No. 6 to the Savings Plan (incorporated herein by reference from Exhibit 10(e) (iii) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28,
                  1996 [the "1996 Annual Report"]).

10(e)(iv)+  -     Amendment No. 7 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(e)(v)+   -     Amendment No. 8 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the
                  "1997 Annual Report"].

10(e)(vi)+* -     Amendment No. 9 to the Savings Plan.

10(f)+      -     Amended and Restated Liz Claiborne Profit-Sharing Retirement
                  Plan (the "Profit-Sharing Plan") (incorporated herein by
                  reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)+      -     Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj) to the
                  1983 Annual Report).

10(g)(i)+   -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(i)(i) to the
                  1993 Annual Report).

10(g)(ii)+  -     Amendment No. 3 to the Profit-Sharing Plan (incorporated
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

10(g)(iv)+  -     Amendment No. 5 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(iv) to the 1996 Annual
                  Report).

10(g)(v)+*  -     Amendment No. 6 to the Profit-Sharing Plan.

10(h)       -     National Collective Bargaining Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc.
                  and the Union of Needletrades, Industrial and Textile
                  Employees (UNITE) for the period June 1, 1997 through May 31,
                  2000 (incorporated herein by reference from Exhibit 10(h) to the 1997 Annual Report).

10(h)(i)    -     Jobbers Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc. and the Union of
                  Needletrades, Industrial and Textile Employees (UNITE) for the
                  period June 1, 1997 through May 31, 2000 (incorporated herein by reference from Exhibit 10(h)(i) to the 1997 Annual Report).

10(i)       -     Executive Liability and Indemnification Policy No.
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

*     Filed herewith.

EXHIBIT
  NO.             DESCRIPTION
  ---             -----------
10(i)(i)*   -     Summary of Extension of the Insurance Policy.

10(j)+      -     Excess Coverage Directors and Officers Liability Insurance
                  Policy No. 483-73-56, with National Union Fire Insurance
                  Company of Pittsburgh, PA (the "Excess Policy") (incorporated herein by reference from Exhibit 10(j) to the 1996 Annual
                  Report).

10(j)(i)+*  -     Summary of Extension of the Excess Policy.

10(k)+*     -     Description of Liz Claiborne, Inc. 1998 Salaried Employee
                  Incentive Bonus Plan.

10(l)       -     Lease, dated as of January 1, 1990 (the "1441 Lease"), for premises located at 1441 Broadway, New York, New York between
                  Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1990).

10(m)+      -     Liz Claiborne, Inc. Amended and Restated Outside Directors'
                  1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                  (incorporated herein by reference from Exhibit 10(m) to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(m)(i)+   -     Form of Option Agreement under the Outside Directors' 1991
                  Plan (incorporated herein by reference from Exhibit 10(m)(i)
                  to the 1996 Annual Report).

10(n)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                  Plan") (incorporated herein by reference from Exhibit 10(p) to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(n)(i)+   -     Amendment No. 1 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(n)(ii)+  -     Amendment No. 2 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(n)(ii) to the 1997 Annual Report).

10(n)(iii)+*-     Amendment No. 3 to the 1992 Plan.

10(o)+      -     Form of Option Agreement under the 1992 Plan for
                  premium-priced options (incorporated herein by reference from
                  Exhibit 10(q) to the 1992 Annual Report).

10(p)+      -     Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                  Report).

10(q)+      -     Form of Option Grant Certificate under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(q) to the
                  1996 Annual Report).

10(r)+      -     Form of Restricted Career Share Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(a) to
                  Registrant's Quarterly Report on Form 10-Q for the period
                  ended September 30, 1995).

10(s)+      -     Form of Restricted Transformation Share Agreement under the
                  1992 Plan (incorporated herein by reference from Exhibit 10(s)
                  to the 1997 Annual Report).


--------------------------------------------------------------------------------

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*     Filed herewith.

EXHIBIT
  NO.             DESCRIPTION
  ---             -----------
10(t)+*     -     Description of Supplemental Life Insurance Plans.

10(u)+      -     Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                  10(u) to the 1992 Annual Report).

10(v)+      -     Form of the Liz Claiborne Section 162(m) Cash Bonus Plan
                  (incorporated herein by reference from Exhibit 10(v) to the
                  1994 Annual Report).

10(w)+      -     Liz Claiborne, Inc. Supplemental Executive Retirement Plan (as
                  amended and restated effective as of January 1, 1997)
                  (incorporated herein by reference from Exhibit 10(w) to the
                  1996 Annual Report).

10(x)+      -     The Liz Claiborne, Inc. Bonus Deferral Plan (incorporated
                  herein by reference from Exhibit 10(x) to the 1996 Annual
                  Report).

10(y)+      -     Employment Agreement dated as of May 9, 1994, between
                  Registrant and Paul R. Charron (the "Employment Agreement")
                  (incorporated herein by reference from Exhibit 10(a) to
                  Registrant's Quarterly Report on Form 10-Q for the period
                  ended April 2, 1994).

10(y)(i)+   -     Amendment to the Employment Agreement, dated as of November
                  20, 1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual
                  Report).

10(y)(ii)+  -     Amendment to the Employment Agreement, dated as of September
                  19, 1996, between Registrant and Paul R. Charron (including the Liz Claiborne Retirement Income Accumulation Plan for the
                  benefit of Mr. Charron) (incorporated herein by reference from
                  Exhibit 10(y)(ii) to the 1996 Annual Report).

10(z)+      -     Employment Agreement dated as of September 26, 1996 between
                  Registrant and Denise V. Seegal (incorporated herein by
                  reference from Exhibit 10(z) to the 1996 Annual Report).

10(aa)+     -     Agreements, dated as of May 15, 1996, and May 17, 1996,
                  between Registrant and Jerome A. Chazen (incorporated herein by reference from Exhibit 10(aa) to the 1996 Annual Report).

21*         -     List of Registrant's Subsidiaries.

23*         -     Consent of Independent Public Accountants.

27*         -     Financial Data Schedule.

99*         -     Undertakings.

(b)               Reports on Form 8-K.

                  Registrant filed a Report on Form 8-K during the last quarter of its fiscal year ended January 2, 1999. Such report, which was filed on December 7, 1998, included information under Item
                  5, "Other Events", with respect to Registrant's adoption of a Stockholder Rights Agreement to replace the Stockholder Rights
                  Agreement which expired on December 21, 1998.

--------------------------------------------------------------------------------

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*     Filed herewith.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 1999.

                               LIZ CLAIBORNE, INC.

By: /s/  Richard F. Zannino                    By: /s/ Elaine Goodell
   -------------------------------------          ------------------------------------
    Richard F. Zannino,                            Elaine Goodell,
    Senior Vice President - Finance &              Vice President-Corporate Controller
    Administration, Chief Financial                and Chief Accounting Officer
    Officer (principal financial officer)          (principal accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 1, 1999.

SIGNATURE                                 TITLE
---------                                 -----

 /s/ Paul R. Charron                      Chairman of the Board, Chief Executive Officer and Director
------------------------------            (principal executive officer)
Paul R. Charron


 /s/ Bernard  W. Aronson
------------------------------
Bernard W. Aronson                        Director


 /s/ Roger N. Farah
------------------------------
Roger N. Farah                            Director


 /s/ Ann M. Fudge
------------------------------
Ann M. Fudge                              Director


 /s/ J. James  Gordon
------------------------------
 J. James Gordon                          Director


 /s/ George L. Jones
------------------------------
George L. Jones                           Director


 /s/ Kenneth P. Kopelman
------------------------------
Kenneth P. Kopelman                       Director


 /s/ Kay Koplovitz
------------------------------
 Kay Koplovitz                            Director



 /s/ Paul E. Tierney, Jr.
------------------------------
Paul E. Tierney, Jr.                      Director

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                               Page
                                                               Number
                                                               ------
MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-2 to F-3


FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  January 2, 1999 and January 3, 1998                          F-4

 Consolidated Statements of Income for the
  Three Fiscal Years Ended January 2, 1999                     F-5

 Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended January 2, 1999             F-6 to F-7

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended January 2, 1999             F-8

 Notes to Consolidated Financial Statements                    F-9 to F-26


UNAUDITED QUARTERLY RESULTS                                    F-27

SCHEDULE II - Valuation and Qualifying Accounts                F-28


NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

MANAGEMENT'S REPORT

The management of Liz Claiborne Inc, is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based on management's informed judgements and best estimates.

      To help assure that financial information is reliable and assets are safe guarded, management maintains a system of internal controls and procedures which we believe is effective in accomplishing these objectives. These controls and procedures are designed to provide reasonable assurance, at appropriate costs, that transactions are executed and recorded in accordance with management's authorization.

      The independent public accountants have audited our consolidated financial statements as described in their report. In the course of their audits, the independent public accountants have developed an overall understanding of the Company's accounting and financial controls and have conducted other tests as they considered necessary to support their opinion on the financial statements. The independent public accountants report their findings and recommendations to management and the Audit Committee of the Board of Directors. Control procedures are implemented or revised as appropriate to respond to these recommendations. There have not been any material control weaknesses brought to the attention of management or the Audit Committee during the periods covered by the report of the independent public accountants. However, in as much as the independent public accountants' audits consisted of selected tests of control policies and procedures and did not cover the entire system of internal control, they would not necessarily disclose all weaknesses which might exist.

      The Audit Committee, which consists solely of non-management directors, meets with the independent public accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective activities and the discharge of their respective responsibilities. Both the independent public accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

/s/ Paul R. Charron            /s/ Richard F. Zannino
Paul R. Charron                Richard F. Zannino
Chairman of the Board          Senior Vice President -
and Chief Executive Officer    Finance and Administration
                               Chief Financial Officer

REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND

STOCKHOLDERS OF LIZ CLAIBORNE, INC.

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/ Arthur Andersen LLP

New York, New York

February 21, 1999

                                                     CONSOLIDATED BALANCE SHEETS

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

All amounts in thousands except share data             January 2, 1999   January 3, 1998
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $   164,659       $   138,185
  Marketable securities                                         65,625           221,343
  Accounts receivable-trade                                    252,045           181,303
  Inventories                                                  475,077           396,249
  Deferred income tax benefits                                  35,695            31,647
  Other current assets                                          82,192            88,693
   Total current assets                                      1,075,293         1,057,420
PROPERTY AND EQUIPMENT-NET                                     257,362           214,624
OTHER ASSETS                                                    60,136            33,241
                                                           $ 1,392,791       $ 1,305,285
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $   223,400       $   173,812
  Accrued expenses                                             128,917           138,816
  Income taxes payable                                          11,034            15,029
   Total current liabilities                                   363,351           327,657
DEFERRED INCOME TAXES                                           17,536            10,542
COMMITMENTS AND CONTINGENCIES
PUT WARRANTS                                                    30,794            45,459
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized shares-
   50,000,000, issued shares-none                                   --                --
  Common stock, $1 par value, authorized shares-
   250,000,000, issued shares-88,218,617                        88,219            88,219
  Capital in excess of par value                                50,428            30,731
  Retained earnings                                          1,662,235         1,540,928
  Accumulated other comprehensive income (loss)                 (2,721)           (1,707)
                                                             1,798,161         1,658,171
  Common stock in treasury, at cost-24,267,957 shares
   in 1998 and 22,120,305 shares in 1997                      (817,051)         (736,544)
   Total stockholders' equity                                  981,110           921,627
                                                           $ 1,392,791       $ 1,305,285
                                                           ===========       ===========
========================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

LIZ CLAIBORNE INC. AND SUBSIDIARIES

                                                                   FISCAL YEARS ENDED
                                               -----------------------------------------------------
All dollar amounts in thousands except              (52 weeks)        (53 weeks)          (52 weeks)
per common share data                          January 2, 1999   January 3, 1998   December 28, 1996
----------------------------------------------------------------------------------------------------
NET SALES                                           $2,535,268        $2,412,601          $2,217,518
  Cost of goods sold                                 1,538,166         1,442,943           1,341,083
GROSS PROFIT                                           997,102           969,658             876,435
  Selling, general and administrative expenses         712,424           692,363             641,720
  Restructuring charge                                  27,000                --                  --
OPERATING INCOME                                       257,678           277,295             234,715
  Investment and other income-net                        8,999            15,849              14,350
INCOME BEFORE PROVISION FOR INCOME TAXES               266,677           293,144             249,065
  Provision for income taxes                            97,300           108,500              93,400
NET INCOME                                          $  169,377        $  184,644          $  155,665
NET INCOME PER COMMON SHARE:
  Basic                                             $     2.59        $     2.65          $     2.15
  Diluted                                           $     2.57        $     2.63          $     2.14
DIVIDENDS PAID PER COMMON SHARE                     $      .45        $      .45          $      .45
====================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

                                           COMMON STOCK                                                  Accumulated
                                       --------------------   Capital in                                       Other       Common
                                        Number of              Excess of     Retained   Comprehensive  Comprehensive     Stock in
All dollar amounts in thousands            Shares    Amount    Par Value     Earnings   Income (Loss)  Income (Loss)     Treasury
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1995             88,218,617   $88,219     $ 35,075   $1,254,715       $     --         $  (646)   $(389,137)
  Net income                                   --        --           --      155,665        155,665              --           --
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                      --        --           --           --         (3,055)             --           --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                       --        --           --           --           (991)         (4,046)          --
  Comprehensive income                         --        --           --           --        151,619              --           --
  Exercise of stock options and
   related tax benefits                        --        --        1,719        1,778             --              --       11,070
  Cash dividends paid                          --        --           --      (32,318)            --              --           --
  Proceeds from sale of
   put warrants                                --        --        3,836           --             --              --           --
  Reclassification of put
   warrant obligations, net                    --        --       (2,053)          --             --              --           --
  Purchase of 3,211,462 shares
   of common stock                             --        --           --           --             --              --     (107,617)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                             --        --           --        2,788             --              --        1,444
BALANCE, DECEMBER 28, 1996             88,218,617    88,219       38,577    1,382,628             --          (4,692)    (484,240)
  Net income                                   --        --           --      184,644        184,644              --           --
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                      --        --           --           --          1,638              --           --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                       --        --           --           --          1,347           2,985           --
  Comprehensive income                         --        --           --           --        187,629              --           --
  Exercise of stock options and
   related tax benefits                        --        --        3,670          638             --              --       14,564
  Cash dividends paid                          --        --           --      (31,162)            --              --           --
  Proceeds from sale of
   put warrants                                --        --        6,607           --             --              --           --
  Reclassification of put
   warrant obligations, net                    --        --      (18,123)          --             --              --           --
  Purchase of 5,382,600 shares
   of common stock                             --        --           --           --             --              --     (264,852)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                             --        --           --        4,180             --              --       (2,016)
BALANCE, JANUARY 3, 1998               88,218,617    88,219       30,731    1,540,928             --          (1,707)    (736,544)
  Net income                                   --        --           --      169,377        169,377              --           --
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                      --        --           --           --           (348)             --           --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                       --        --           --           --           (666)         (1,014)          --
  Comprehensive income                         --        --           --           --        168,363              --           --
  Exercise of stock options and
   related tax benefits                        --        --        4,801       (8,006)            --              --       22,330
  Cash dividends paid                          --        --           --      (29,327)            --              --           --
  Proceeds from sale of
   put warrants                                --        --          231           --             --              --           --
  Reclassification of put
   warrant obligations, net                    --        --       14,665           --             --              --           --
  Purchase of 3,092,513 shares
   of common stock                             --        --           --           --             --              --     (116,618)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                             --        --           --      (10,737)            --              --       13,781
                                       ============================================================================================
BALANCE, JANUARY 2, 1999               88,218,617   $88,219     $ 50,428   $1,662,235       $     --         $(2,721)   $(817,051)
                                       ============================================================================================

All dollar amounts in thousands               Total
---------------------------------------------------
BALANCE, DECEMBER 30, 1995               $  988,226
  Net income                                155,665
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                        --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                     (4,046)
  Comprehensive income                           --
  Exercise of stock options and
   related tax benefits                      14,567
  Cash dividends paid                       (32,318)
  Proceeds from sale of
   put warrants                               3,836
  Reclassification of put
   warrant obligations, net                  (2,053)
  Purchase of 3,211,462 shares
   of common stock                         (107,617)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                            4,232
BALANCE, DECEMBER 28, 1996                1,020,492
  Net income                                184,644
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                        --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                      2,985
  Comprehensive income                           --
  Exercise of stock options and
   related tax benefits                      18,872
  Cash dividends paid                       (31,162)
  Proceeds from sale of
   put warrants                               6,607
  Reclassification of put
   warrant obligations, net                 (18,123)
  Purchase of 5,382,600 shares
   of common stock                         (264,852)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                            2,164
BALANCE, JANUARY 3, 1998                    921,627
  Net income                                169,377
  Other comprehensive
   income (loss), net of tax:
   Translation adjustment                        --
   Adjustment to unrealized
     gains (losses) on available
     for sale securities                     (1,014)
  Comprehensive income                           --
  Exercise of stock options and
   related tax benefits                      19,125
  Cash dividends paid                       (29,327)
  Proceeds from sale of
   put warrants                                 231
  Reclassification of put
   warrant obligations, net                  14,665
  Purchase of 3,092,513 shares
   of common stock                         (116,618)
  Issuance of common stock
   under restricted stock
   and employment
   agreements, net                            3,044
                                       ============
BALANCE, JANUARY 2, 1999                 $  981,110
                                       ============

================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

LIZ CLAIBORNE INC. AND SUBSIDIARIES

                                                                                FISCAL YEARS ENDED
                                                         -------------------------------------------------------------
                                                              (52 weeks)            (53 weeks)              (52 weeks)
All dollar amounts in thousands                          January 2, 1999       January 3, 1998       December 28, 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 169,377             $ 184,644               $ 155,665
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                  55,785                46,024                  42,850
   Other-net                                                      14,285                 8,103                   6,452
   Change in current assets and liabilities:
     (Increase) in accounts receivable-trade                     (70,742)              (23,135)                (32,115)
     (Increase) decrease in inventories                          (78,828)              (46,822)                 43,936
     (Increase) in deferred income tax benefits                   (3,654)                 (888)                   (676)
     Decrease (increase) in other current assets                   6,501               (14,481)                  3,498
     Increase in accounts payable                                 49,588                10,146                  24,866
     (Decrease) in accrued expenses                               (6,356)              (22,809)                 (4,323)
     (Decrease) increase in income taxes payable                  (3,995)                4,267                  (1,886)
      Net cash provided by operating activities                  131,961               145,049                 238,267
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment instruments                           (217,083)             (370,546)               (348,646)
  Disposals of investment instruments                            371,741               357,162                 524,323
  Purchases of property and equipment                            (88,496)              (34,037)                (23,337)
  Purchases of trademarks and licenses                           (30,000)               (3,750)                     --
  Other-net                                                       (9,911)               (6,027)                  3,828
      Net cash provided by (used in) investing activities         26,251               (57,198)                156,168
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options                  14,324                15,222                  12,878
  Dividends paid                                                 (29,327)              (31,162)                (32,318)
  Purchase of common stock, net of put warrant premiums         (116,387)             (258,245)               (103,781)
      Net cash used in financing activities                     (131,390)             (274,185)               (123,221)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (348)                1,638                  (3,055)
NET CHANGE IN CASH AND CASH EQUIVALENTS                           26,474              (184,696)                268,159
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   138,185               322,881                  54,722
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 164,659             $ 138,185               $ 322,881
                                                         ===============       ===============         ===============

================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Liz Claiborne Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances. The Company's products are sold principally in the United States. The consolidated financial statements include the accounts of Liz Claiborne Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

MARKETABLE SECURITIES

Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses are included in accumulated other comprehensive income (loss) until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned.

INVENTORIES

Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT-NET

Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective January 4, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Historically, the Company expensed the costs of developing or obtaining internal-use software as incurred. The effect of adopting the SOP in 1998 was a reduction of approximately $6 million in selling, general and administrative expenses.

TRADEMARKS

Trademarks owned or licensed are amortized on a straight-line basis over their estimated useful lives of 15 to 25 years and amounted to $45.1 million in 1998 and $16.1 million in 1997, net of accumulated amortization. These amounts are included in other assets on the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss) on the consolidated balance sheets. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

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

LIZ CLAIBORNE INC. AND SUBSIDIARIES

Management has determined based on current levels of foreign exchange forward contracts that the effect of adopting SFAS No. 133 will not be material.

      The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in fiscal 1998, 1997 and 1996. As of January 2, 1999, the Company had forward contracts maturing through August 1999 to sell 4.0 million Canadian dollars and 3.7 million British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $8.8 million at year end 1998, as compared with approximately $1.9 million at year end 1997. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at January 2, 1999 and January 3, 1998.

REVENUE RECOGNITION

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail store revenues are recognized at the time of sale. All revenue is net of returns.

ADVERTISING AND PROMOTION

All costs associated with advertising and promoting products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of each customer's advertising and promotional expenditures up to a stated percentage of the customer's purchases, are expensed when the related revenues are recognized. Advertising and promotion expenses were $89 million in 1998 and 1997 and $73 million in 1996.

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

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to December 31. The 1998 and 1996 fiscal years reflected a 52-week period, while the 1997 fiscal year reflected a 53-week period.

PRIOR YEARS' RECLASSIFICATION

Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.

NOTE 2: RESTRUCTURING CHARGE

In December 1998, the Company recorded a $27.0 million restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring liability as of January 2, 1999 was $26.3 million. The majority of these liabilities should be paid or settled during the 1999 fiscal year.

NOTE 3: LICENSING COMMITMENTS

In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY(R) Jeans" and "DKNY(R) Active" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) Jeans" and "DKNY(R) Active" products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15 year period, if certain sales thresholds

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

are met which would continue the license through December 31, 2027. Subject to the terms of the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million. On July 15, 1998, the Company consummated a license agreement with Candie's, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using the "Candie's" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "Candie's" products. The initial term of the license agreement is for 15 years and six months through December 31, 2013, with an option to renew for an additional 10 year period, if certain sales thresholds are met which would continue the license through December 31, 2023.

NOTE 4: MARKETABLE SECURITIES

The following are summaries of available-for-sale marketable securities and maturities:

                              ==================================================
                                              JANUARY 2, 1999
                              --------------------------------------------------
                                                    GROSS
                                                  UNREALIZED
                                            --------------------      Estimated
in thousands                      Cost         Gains      Losses      Fair Value
--------------------------------------------------------------------------------
Tax exempt notes
  and bonds                   $152,104      $    238      $     --      $152,342
Commercial paper                 4,001             1            --         4,002
Money market
  preferreds                    40,000            --            --        40,000
Equity securities                6,567           234            --         6,801
                              $202,672      $    473      $     --      $203,145
                              ==================================================
================================================================================

                              ==================================================
                                              JANUARY 3, 1998
                              --------------------------------------------------
                                                    GROSS
                                                  UNREALIZED
                                            --------------------      Estimated
in thousands                      Cost         Gains      Losses      Fair Value
--------------------------------------------------------------------------------
Tax exempt notes
  and bonds                   $291,659      $    863      $     --      $292,522
Commercial paper                52,676            --            --        52,676
Equity securities                3,567           670            --         4,237
                              $347,902      $  1,533      $     --      $349,435
                              ==================================================
================================================================================

                                                       =========================
                                                            JANUARY 2, 1999
                                                       -------------------------
                                                                       Estimated
in thousands                                               Cost       Fair Value
--------------------------------------------------------------------------------
Due in 1 year or less                                  $131,832         $131,834
Due after 1 yr. through 3 yrs                            64,273           64,510
Equity securities                                         6,567            6,801
                                                       $202,672         $203,145
                                                       =========================
================================================================================

These investments include $137,520,000 in 1998 and $128,092,000 in 1997 of tax exempt notes and bonds, money market preferreds and commercial paper which are classified as cash and cash equivalents.

      For the fiscal years 1998, 1997 and 1996, gross realized gains on available-for-sale securities totaled $2,871,000, $891,000 and $1,881,000, respectively. In 1998, there were no gross realized losses. Gross realized losses totaled $1,185,000 in 1997 and $491,000 in 1996. The adjustment to unrealized gains and losses on available-for-sale securities which was included in accumulated other comprehensive income (loss) was a credit of $666,000 (net of $394,000 in deferred income taxes) and a credit of $1,347,000 (net of $796,000 in deferred income taxes) in fiscal 1998 and 1997, respectively.

NOTE 5: INVENTORIES

Inventories are summarized as follows:

in thousands                                    Jan. 2, 1999        Jan. 3, 1998
--------------------------------------------------------------------------------
Raw materials                                       $ 18,909            $ 27,924
Work in process                                        8,841              16,020
Finished goods                                       447,327             352,305
                                                    $475,077            $396,249
                                                ============     ===============
================================================================================

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

in thousands                                     Jan. 2, 1999       Jan. 3, 1998
--------------------------------------------------------------------------------
Land and buildings                                   $131,297           $125,538
Machinery and equipment                               199,769            153,040
Furniture and fixtures                                 67,862             59,869
Leasehold improvements                                141,491            131,730
                                                      540,419            470,177
Less-accumulated depreciation
  and amortization                                    283,057            255,553
                                                     $257,362           $214,624
                                                 ============    ===============
================================================================================

NOTE 7: INCOME TAXES

The provisions for income taxes are as follows:

                                                FISCAL YEARS ENDED
                                  ----------------------------------------------

                                    (52 weeks)       (53 weeks)       (52 weeks)
in thousands                      Jan. 2, 1999     Jan. 3, 1998    Dec. 28, 1996
--------------------------------------------------------------------------------
Current:
  Federal                             $ 77,265         $ 86,210         $ 76,898
  Foreign                                2,914            2,450            2,055
  State & local                          9,700           14,400           14,300
                                        89,879          103,060           93,253
Deferred-net                             7,421            5,440              147
                                      $ 97,300         $108,500         $ 93,400
                                  ============      ===========       ==========
================================================================================

Liz Claiborne Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for

LIZ CLAIBORNE INC. AND SUBSIDIARIES

financial statement purposes. The current income tax provisions exclude $4,801,000 in 1998, $3,670,000 in 1997 and $1,719,000 in 1996, arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                FISCAL YEARS ENDED
                                  ----------------------------------------------
                                    (52 weeks)       (53 weeks)       (52 weeks)
in thousands                      Jan. 2, 1999     Jan. 3, 1998    Dec. 28, 1996
--------------------------------------------------------------------------------
Federal tax provision
  at statutory rate                      35.0%            35.0%            35.0%
State and local
  income taxes, net
  of federal benefit                      2.4              3.2              3.7
Tax-exempt interest
  income                                  (.7)            (2.2)            (2.7)
Other-net                                 (.2)             1.0              1.5
                                         36.5%            37.0%            37.5%
                                  ============     ============     ============
================================================================================

The components of net deferred taxes arising from temporary differences as of January 2, 1999 and January 3, 1998 are as follows:

                                  January 2, 1999           January 3, 1998
                               ----------------------    -----------------------
                                Deferred     Deferred    Deferred      Deferred
                                     Tax          Tax         Tax           Tax
in thousands                       Asset    Liability        Asset    Liability
--------------------------------------------------------------------------------
Inventory valuation             $ 18,432     $     --     $ 18,257     $     --
Unremitted earnings from
  foreign subsidiaries                --       17,052           --       15,733
Restructuring charge               9,205           --           --           --
Accounts receivable
  valuation                        2,019           --        4,156           --
Unrealized investment
  (gains)/losses                    (173)          --         (567)          --
Depreciation                          --       (2,056)          --       (6,852)
Other-net                          6,212        2,540        9,801        1,661
                                $ 35,695     $ 17,536     $ 31,647     $ 10,542
                               ======================    ======================
================================================================================

Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.

NOTE 8: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/ distribution and retail space and computers and other equipment under various noncancellable operating lease agreements which expire through December 2013. Rental expense for 1998, 1997 and 1996 was approximately $82,613,000, $77,278,000 and $74,685,000, respectively.

At January 2, 1999, the minimum aggregate rental commitments are as follows:

                             (in thousands)                       (in thousands)
Fiscal Year                Operating Leases       Fiscal Year   Operating Leases
--------------------------------------------------------------------------------
1999                               $ 54,868       2002                  $ 42,142
2000                                 48,225       2003                    37,366
2001                                 45,487       Thereafter             189,833
================================================================================

Certain rental commitments have renewal options extending through the year 2030. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

      At January 2, 1999, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $604,715,000.

      In 1998, in connection with its ongoing stock repurchase program, the Company sold put warrants on 1.25 million shares of common stock in privately negotiated transactions based on the then-current market price of the common stock. The warrants give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. The Company has the option to settle in cash or shares of common stock. In 1998, warrants on 420,000 shares of common stock expired unexercised, and warrants on 830,000 shares of common stock were exercised. Warrants on an additional 900,000 shares remained outstanding at January 2, 1999; if exercised, these warrants will require the Company to purchase up to 900,000 shares of its common stock at various dates ranging from March 24 through July 7, 1999, with strike prices ranging from $26.49 to $39.97. In 1997, the Company sold put warrants on 1.65 million shares of common stock. As of January 3, 1998, warrants on 1.5 million shares of common stock had expired unexercised and warrants on an additional 900,000 shares remained outstanding, and expired at various dates ranging from January 15 through August 17, 1998, with strike prices ranging from $42.61 to $53.25. The proceeds from the sale of put warrants of $4.7 million in 1998 and $6.6 million in 1997 have been recorded in capital in excess of par value. The Company's potential obligations of $30.8 million in 1998 and $45.5 million in 1997 to buy back 900,000 shares, as of each

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

year end, of common stock have been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheets.

      In the normal course of business, the Company extends credit, on open account, to its department store customers, after a credit analysis based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter 11. In 1998, three corporate groups of department store customers accounted for 18%, 17% and 15%, respectively, of net sales. In 1997, three corporate groups of department store customers accounted for 19%, 17% and 12%, respectively, of net sales. In 1996 three corporate groups of department store customers accounted for 18%, 17% and 11%, respectively, of net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 2, 1999.

      At January 2, 1999, approximately 23% of the Company's work force was covered by collective bargaining agreements. The agreements currently in effect will expire in 2000.

      The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.

NOTE 9: LINES OF CREDIT

As of January 2, 1999, the Company had bank lines of credit aggregating $425,000,000 which were available to cover letters of credit issued by the banks. The lines of credit expire at various dates in 1999.

      At January 2, 1999 and January 3, 1998, the Company had no cash borrowings under these lines and had outstanding letters of credit of $220,482,000 and $243,200,000, respectively. These letters of credit, which have terms ranging from one to ten months, collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

NOTE 10: STOCK PLANS

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

                                                 FISCAL YEARS ENDED
                                    --------------------------------------------
in thousands except                   (52 weeks)      (53 weeks)      (52 weeks)
per common share data               Jan. 2, 1999    Jan. 3, 1998   Dec. 28, 1996
--------------------------------------------------------------------------------
Net income:
  As reported                        $   169,377     $   184,644     $   155,665
  Pro forma                          $   164,738     $   180,698     $   153,918
Basic earnings
  per share:
  As reported                        $      2.59     $      2.65     $      2.15
  Pro forma                          $      2.51     $      2.60     $      2.13
Diluted earnings
  per share:
  As reported                        $      2.57     $      2.63     $      2.14
  Pro forma                          $      2.50     $      2.57     $      2.11
                                    ============    ============    ============
================================================================================

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1% for all years, expected volatility of 31%, 34% and 34%, risk free interest rates of 5.4%, 6.2% and 5.4% and expected lives of four years.

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

LIZ CLAIBORNE INC. AND SUBSIDIARIES

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

      The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At January 2, 1999, there were available for future grant 2,391,692 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 plan has expired; awards made thereunder prior to its termination remain in effect in accordance with their terms.

      Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended January 2, 1999 are summarized as follows:

                                                   1998                      1997                     1996
-----------------------------------------------------------------------------------------------------------------
                                                       Weighted                Weighted                  Weighted
                                                        Average                 Average                   Average
                                                       Exercise                Exercise                  Exercise
                                              Shares      Price        Shares     Price         Shares      Price
-----------------------------------------------------------------------------------------------------------------
Beginning of year                          2,208,310     $30.73     2,175,923     $26.34     2,581,870     $26.83
Granted                                      979,738      40.66       840,960      39.38       726,900      27.73
Exercised                                   (562,929)     25.43      (557,842)     27.12      (486,484)     26.74
Cancelled                                   (284,525)     36.29      (250,731)     29.66      (646,363)     29.56
End of year                                2,340,594     $35.48     2,208,310     $30.73     2,175,923     $26.34

Exercisable at end of year                   652,258     $30.24       723,927     $23.28       493,098     $30.87

Weighted average fair value of options
  granted during the year                                $11.98                   $13.08                   $ 8.93
                                           ====================     ==================================== ========
=================================================================================================================


The following table summarizes information about options outstanding at January 2, 1999:

                             Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------    --------------------------------
                                      Weighted Average
       Range of        Outstanding           Remaining   Weighted Average    Exercisable at  Weighted Average
Exercise Prices    at Jan. 2, 1999    Contractual Life     Exercise Price      Jan. 2, 1999    Exercise Price
-------------------------------------------------------------------------    --------------------------------
$15.00 - $25.00            381,032           2.4 years             $19.80           293,744            $19.27
 25.01 -  35.00            946,663           7.7 years              34.21           209,575             32.90
 35.01 -  60.00          1,012,899           8.0 years              42.58           148,939             48.15
$15.00 - $60.00          2,340,594           7.0 years             $35.48           652,258            $30.24
=============================================================================================================

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

On January 4, 1999, nonqualified options to acquire 1,229,500 shares of common stock were granted to officers and other key employees with an exercise price of $32.56.

      In 1998, the committee granted 366,650 shares of common stock to a group of key executives. As of January 2, 1999, 342,550 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the happening of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

      In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the happening of certain other events. In 1996, one-third of the then 65,000 unvested restricted shares (or 21,665 shares) vested in accordance with the accelerated vesting provisions of the employment agreement. The remaining shares were scheduled to vest at the rate of 6,667 shares of common stock per year through the year 2000 and 10,000 shares in the year 2001. During 1997, the common stock attained the predetermined level which allowed the remaining shares to vest on January 2, 1999. The unearned compensation related to all restricted stock grants as of January 2, 1999, January 3, 1998 and December 28, 1996 was $12,781,000, $939,000 and $4,622,000,
respectively, and is included in retained earnings on the consolidated balance sheets.

      In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At January 2, 1999, 50,000 of these options remained outstanding; they became exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

      The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1998, 1,392 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 1,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006.

NOTE 11: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company's noncontributory, defined contribution profit-sharing retirement plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs, except that for employees commencing employment after December 31, 1996, vesting will be on a "cliff" (100%) basis after a period of five years of service. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1998, 1997 and 1996 plan contribution expense, which is included in selling, general and administrative expenses, was $4,372,000, $5,888,000 and $5,590,000, respectively.

      The Company's 401(k) savings plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of their salary on a before-tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution (equal to 50% of the first 5% contributed by the participant) begins at 20% after two years of service, and from the 3rd through

LIZ CLAIBORNE INC. AND SUBSIDIARIES

6th years, vesting increases by 20% each year until full vesting occurs. The Company's 1998, 1997 and 1996 plan contribution expense, which is included in selling, general and administrative expenses, was $2,052,000, $2,181,000 and $2,016,000, respectively.

      The Company has a supplemental retirement plan for executives whose benefits under the profit-sharing retirement plan and the savings plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the two tax-qualified plans absent such limitations and the actual contribution under those plans. The plan also allows participants to defer up to 15% of their salary. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the Company's 401(k) plan and profit-sharing retirement plan. Under a separate bonus deferral plan participants may defer up to 100% of their annual bonus. These supplemental plans are not funded. The Company's expenses related to these plans, which are included in selling, general and administrative expenses, were $1,909,000, $1,462,000 and $889,000 in 1998, 1997 and 1996, respectively.

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

NOTE 12: STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock (20% or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50% or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquiror having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008 and do not have voting rights, may be amended by the Company's Board of Directors and redeemed by the Company at $.01 per right at any time before anyone becomes an Acquiring Person.

NOTE 13: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128 "Earnings per Share."

                                      (52 weeks)      (53 weeks)      (52 weeks)
In thousands                        Jan. 2, 1999    Jan. 3, 1998   Dec. 28, 1996
--------------------------------------------------------------------------------
Net income                              $169,377        $184,644        $155,665
Weighted average
  common shares
  outstanding                             65,503          69,619          72,396
Effect of dilutive securities:
  Stock options                              272             483             411
  Put warrants                                72              89              38
Weighted average
  common shares
  and common
  share equivalents                       65,847          70,191          72,845
                                    ============    ============    ============
================================================================================

NOTE 14: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 1998, 1997 and 1996, the Company made income tax payments of $91,342,000, $98,425,000, and $94,632,000, respectively.

                                             LIZ CLAIBORNE INC. AND SUBSIDIARIES

NOTE 15: SEGMENT REPORTING

The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those trademarks. The Retail segment operates specialty retail and outlet stores that sell these apparel and non-apparel products to the public.

      The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

      The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                                          January 2, 1999
                                         -------------------------------------------------------------------------------
                                          Wholesale        Wholesale                        Corporate/
In thousands                                Apparel      Non-Apparel           Retail     Eliminations            Totals
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers         $1,802,832       $  296,713       $  430,839       $    4,884        $2,535,268
Intercompany sales                          183,218           23,602               --         (206,820)               --
Depreciation expense                         34,393            4,118           12,527            3,323            54,361
Segment operating profit (loss)             243,708           46,590           45,341          (77,961)          257,678
Segment assets                            1,119,680           98,701          142,156          367,344         1,727,881
Expenditures for long-lived assets          102,870           12,282           14,420               --           129,572

                                                                          January 3, 1998
                                         -------------------------------------------------------------------------------
                                          Wholesale        Wholesale                        Corporate/
In thousands                                Apparel      Non-Apparel           Retail     Eliminations            Totals
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers         $1,705,760       $  289,574       $  411,436       $    5,831        $2,412,601
Intercompany sales                          153,836           18,667               --         (172,503)               --
Depreciation expense                         26,251            3,753           10,875            4,284            45,163
Segment operating profit (loss)             250,232           38,152           40,325          (51,414)          277,295
Segment assets                            1,075,319           77,464          114,422          500,433         1,767,638
Expenditures for long-lived assets           37,218            2,485            7,840            3,750            51,293

                                                                        December 28, 1996
                                         -------------------------------------------------------------------------------
                                          Wholesale        Wholesale                        Corporate/
In thousands                                Apparel      Non-Apparel           Retail     Eliminations            Totals
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers         $1,544,767       $  272,140       $  393,501       $    7,110        $2,217,518
Intercompany sales                          175,752           18,222               --         (193,974)               --
Depreciation expense                         22,871            3,885           10,239            5,132            42,127
Segment operating profit (loss)             216,265           28,377           49,200          (59,127)          234,715
Expenditures for long-lived assets           15,243              878            6,054               --            22,175

========================================================================================================================

LIZ CLAIBORNE INC. AND SUBSIDIARIES

In the "Corporate/Eliminations" column the segment assets consist primarily of the Company's investment portfolio and the segment operating loss consists primarily of the elimination of the profit transfer from the retail segment to the wholesale segments and in the 1998 fiscal year a $27,000,000 restructuring charge.

      The reconciling item to adjust segment operating profit to consolidated pre-tax income consists of income generated by the Company's investment portfolio in the amount of $8,999,000 in 1998, $15,849,000 in 1997 and
$14,350,000 in 1996. The reconciling item to adjust depreciation expense to the consolidated statements of cash flows consists of amortization of trademarks in the amount of $1,424,000 in 1998, $861,000 in 1997 and $723,000 in 1996.

A reconciliation to adjust segment assets to consolidated assets follows:

                                                    Jan. 2,             Jan. 3,
In thousands                                           1999                1998
-------------------------------------------------------------------------------
Total segment assets                            $ 1,727,881         $ 1,767,638
Intercompany receivables                            (22,415)            (23,681)
Investments in wholly owned
  subsidiaries                                     (338,267)           (449,773)
Other                                                25,592              11,101
Total consolidated assets                       $ 1,392,791         $ 1,305,285
                                                ===========         ===========
================================================================================

NOTE 16: OTHER COMPREHENSIVE INCOME

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires reporting of comprehensive income and its components in a financial statement. The following table contains the components of the adjustment to unrealized gains (losses) on available for sale securities included in the consolidated statements of stockholders' equity.

                                           Jan. 2,        Jan. 3,       Dec. 28,
In thousands                                  1999           1998           1996
-------------------------------------------------------------------------------
Unrealized gain (loss)
on available for sale
securities, net of tax:
  Unrealized holding
  gain (loss)                              $ 1,627        $   951       $(1,190)
  Reclassification
  adjustment                                  (961)           396           199
Net unrealized
gain (loss)                                $  (666)       $ 1,347       $  (991)
                                           =======        =======       =======
================================================================================

NOTE 17: LEGAL PROCEEDINGS

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

On September 30, 1997, a related punitive class action, Chun Hua Mui v. Union of Needletrades Industrial And Textile Employees (UNITE), et. al, was filed against the Company and the three unions who are defendants in the Mademoiselle lawsuit noted above. The employee complaint seeks on behalf of a class of current and former Mademoiselle employees $30 million in damages, an injunction requiring the Company to provide knitwear orders to Mademoiselle through June 1998, and a constructive trust on certain liquidated damage payments paid by the Company to UNITE in May 1997. The Company and the unions moved to dismiss the complaint for failure to state a claim for relief. On August 18, 1998, the court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the complaint. The Company responded and the matter was fully briefed and submitted to the court on October 30, 1998. On December 31, 1998, the court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiff's motion for leave to amend. In that same opinion, the court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants.

The Company believes that these claims are without merit and intends to defend these actions vigorously. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's financial position or results of operations.

NOTE 18: SUBSEQUENT EVENT

On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc. whose core business consists of the Sigrid Olsen lines of sportswear. The total amount of funds required to acquire the interest and refinance certain indebtedness was approximately $54 million. After a 5 year period, the Company may elect to or be required to purchase the remaining equity interest at an amount equal to their fair market value. The annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.


NOTE 19
Accrued Expenses

Accrued expenses at January 2, 1999 and January 3, 1998 consisted of the following:

                                                      January 2,      January 3,
                                                         1999           1998
                                                         ----           ----
Payroll and bonuses ........................           $23,660        $35,761
Taxes, other than taxes
    on income ..............................            11,263          9,988
Employee benefits ..........................            14,266         17,048
Advertising ................................            12,006         10,248
Restructuring reserve ......................            26,283           --
Other ......................................            41,439         65,771

--------------------------------------------------------------------------------
                                                      $128,917       $138,816
                                                      ========       ========

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1998 and 1997 is set forth in the table below:

                                         March                      June                     September                   December
                                 ----------------------    ----------------------   ----------------------   -----------------------

All amounts in thousands       (13 weeks)    (14 weeks)
except per common share data         1998          1997        1998          1997       1998          1997       1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                        $656,005      $596,556    $565,219      $537,900   $703,904      $685,920   $610,140       $592,225
Gross profit                      255,538       231,321     224,916       211,839    276,974       283,729    239,674        242,769
Net income                         45,886        42,121      30,963        28,932     62,697        66,604     29,831*        46,987
Basic earnings per share         $    .69      $    .59    $    .47      $    .41   $    .96      $    .95   $    .46*      $    .70
Diluted earnings per share       $    .69      $    .59    $    .47      $    .41   $    .96      $    .95   $    .46*      $    .70
Dividends paid
 per common share                $    .11      $    .11    $    .11      $    .11   $    .11      $    .11   $    .11       $    .11
                                 ========      ========     ========     ========    ========     ========    ========      ========
====================================================================================================================================

*Includes the after tax effect of a restructuring charge of $17,100 ($27,000 pretax) or $.26 per common share in 1998.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Liz Claiborne, Inc. and Subsidiaries



Column A                                   Column B              Column C             Column D       Column E

                                                                Additions
                                                      ----------------------------
                                                             (1)               (2)
(In thousands)
                                        Balance at    Charged to  Charged to Other                  Balance
                                         Beginning     Costs and          Accounts   Deductions     at End
Description                              of Period      Expenses         -Describe    -Describe     of Period
-----------                             ----------    ----------  ----------------   ----------     ---------
YEAR ENDED JANUARY 2, 1999:

Accounts Receivable - allowance for
doubtful accounts                        $  2,591       $  231          $    --        $  657(A)    $  2,165
                                         --------       ------          -------        ------       --------

YEAR ENDED JANUARY 3, 1998:

Accounts Receivable - allowance for
doubtful accounts                        $  2,430       $  551          $    --        $  390(A)    $  2,591
                                         --------       ------          -------        ------       --------

YEAR ENDED DECEMBER 28, 1996:

Accounts Receivable - allowance for
doubtful accounts                        $  3,727       $  896          $    --        $2,193(A)    $  2,430
                                         --------       ------          -------        ------       --------

NOTES:

(A)   Uncollectible accounts written off, less recoveries.

                                INDEX TO EXHIBITS

Exhibit
  No.                 Description
-------               -----------

3(a)        -     Restated Certificate of Incorporation of Registrant
                  (incorporated herein by reference from Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)        -     By-laws of Registrant, as amended (incorporated herein by
                  reference from Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the
                  "1992 Annual Report"]).

4(a)        -     Specimen certificate for Registrant's Common Stock, par value
                  $1.00 per share (incorporated herein by reference from Exhibit
                  4(a) to the 1992 Annual Report).

4(b)        -     Rights Agreement, dated as of December 4, 1998, between
                  Registrant and First Chicago Trust Company of New York, as
                  Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A dated as of December 4, 1998).

10(a)       -     Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)+      -     Liz Claiborne, Inc. 1984 Stock Option Plan (incorporated
                  herein by reference from Exhibit 10(hh) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1983 [the "1983 Annual Report"]).

10(b)(i)+   -     Amendment to the 1984 Stock Option Plan (incorporated herein by reference from Exhibit 10(d)(i) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1988).

10(c)+      -     Form of Option Agreement under Liz Claiborne, Inc. 1984 Stock
                  Option Plan (the "1984 Option Plan") (incorporated herein by reference from Exhibit 10(nn) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1984).

10(c)(i)+   -     Amended Form of Option Agreement under the 1984 Option Plan
                  (incorporated herein by reference from Exhibit 10(e)(i) to the 1992 Annual Report).

10(d)+      -     Liz Claiborne Savings Plan (the "Savings Plan"), as amended and restated (incorporated herein by reference from Exhibit
                  10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 ["the 1989 Annual
                  Report"]).

10(d)(i)+   -     Trust Agreement dated as of July 1, 1994, between Liz
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

10(e)(iii)+ -     Amendment No. 6 to the Savings Plan (incorporated herein by reference from Exhibit 10(e) (iii) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(e)(iv)+  -     Amendment No. 7 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(e)(v)+   -     Amendment No. 8 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the
                  "1997 Annual Report"].

10(e)(vi)+* -     Amendment No. 9 to the Savings Plan.

10(f)+      -     Amended and Restated Liz Claiborne Profit-Sharing Retirement
                  Plan (the "Profit-Sharing Plan") (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)+      -     Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+   -     Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(g)(ii)+  -     Amendment No. 3 to the Profit-Sharing Plan (incorporated
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

10(g)(iv)+  -     Amendment No. 5 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(iv) to the 1996 Annual
                  Report).

10(g)(v)+*  -     Amendment No. 6 to the Profit-Sharing Plan.

10(h)       -     National Collective Bargaining Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc.
                  and the Union of Needletrades, Industrial and Textile
                  Employees (UNITE) for the period June 1, 1997 through May 31,
                  2000 (incorporated herein by reference from Exhibit 10(h) to the 1997 Annual Report).

10(h)(i)    -     Jobbers Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 1997 through May 31, 2000 (incorporated herein by reference from Exhibit 10(h)(i) to the 1997 Annual Report).

10(i)       -     Executive Liability and Indemnification Policy No.
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
*     Filed herewith.

Exhibit
  No.                 Description
-------               -----------

10(i)(i)*   -     Summary of Extension of the Insurance Policy.

10(j)+      -     Excess Coverage Directors and Officers Liability Insurance
                  Policy No. 483-73-56, with National Union Fire Insurance
                  Company of Pittsburgh, PA (the "Excess Policy") (incorporated herein by reference from Exhibit 10(j) to the 1996 Annual
                  Report).

10(j)(i)+*  -     Summary of Extension of the Excess Policy.

10(k)+*     -     Description of Liz Claiborne, Inc. 1998 Salaried Employee
                  Incentive Bonus Plan.

10(l)       -     Lease, dated as of January 1, 1990 (the "1441 Lease"), for premises located at 1441 Broadway, New York, New York between
                  Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1990).

10(m)+      -     Liz Claiborne, Inc. Amended and Restated Outside Directors'
                  1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan")
                  (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(m)(i)+   -     Form of Option Agreement under the Outside Directors' 1991
                  Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(n)+      -     Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                  Plan") (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(n)(i)+   -     Amendment No. 1 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(n)(ii)+  -     Amendment No. 2 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(n)(ii) to the 1997 Annual Report).

10(n)(iii)+*-     Amendment No. 3 to the 1992 Plan.

10(o)+      -     Form of Option Agreement under the 1992 Plan for
                  premium-priced options (incorporated herein by reference from Exhibit 10(q) to the 1992 Annual Report).

10(p)+      -     Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                  Report).

10(q)+      -     Form of Option Grant Certificate under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(r)+      -     Form of Restricted Career Share Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(s)+      -     Form of Restricted Transformation Share Agreement under the
                  1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*     Filed herewith.

Exhibit
  No.                 Description
-------               -----------

10(t)+*     -     Description of Supplemental Life Insurance Plans.

10(u)+      -     Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                  10(u) to the 1992 Annual Report).

10(v)+      -     Form of the Liz Claiborne Section 162(m) Cash Bonus Plan
                  (incorporated herein by reference from Exhibit 10(v) to the 1994 Annual Report).

10(w)+      -     Liz Claiborne, Inc. Supplemental Executive Retirement Plan (as
                  amended and restated effective as of January 1,
                  1997)(incorporated herein by reference from Exhibit 10(w) to the 1996 Annual Report).

10(x)+      -     The Liz Claiborne, Inc. Bonus Deferral Plan (incorporated
                  herein by reference from Exhibit 10(x) to the 1996 Annual
                  Report).

10(y)+      -     Employment Agreement dated as of May 9, 1994, between
                  Registrant and Paul R. Charron (the "Employment Agreement")
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(y)(i)+   -     Amendment to the Employment Agreement, dated as of November
                  20, 1995, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual
                  Report).

10(y)(ii)+  -     Amendment to the Employment Agreement, dated as of September
                  19, 1996, between Registrant and Paul R. Charron (including the Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron) (incorporated herein by reference from
                  Exhibit 10(y)(ii) to the 1996 Annual Report).

10(z)+      -     Employment Agreement dated as of September 26, 1996 between
                  Registrant and Denise V. Seegal (incorporated herein by reference from Exhibit 10(z) to the 1996 Annual Report).

10(aa)+     -     Agreements, dated as of May 15, 1996, and May 17, 1996,
                  between Registrant and Jerome A. Chazen (incorporated herein by reference from Exhibit 10(aa) to the 1996 Annual Report).

21*         -     List of Registrant's Subsidiaries.

23*         -     Consent of Independent Public Accountants.

27*         -     Financial Data Schedule.

99*         -     Undertakings.

(b)               Reports on Form 8-K.

                  Registrant filed a Report on Form 8-K during the last quarter of its fiscal year ended January 2, 1999. Such report, which was filed on December 7, 1998, included information under Item 5, "Other Events", with respect to Registrant's adoption of a Rights Agreement to replace the Stockholder Rights Agreement which expired on December 21, 1998.

--------------------------------------------------------------------------------
+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*     Filed herewith.