Form 10-Q
period 1999-04-03
CLAIBORNE LIZ INC
filed 1999-05-18
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                              FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 1999 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 14, 1999 was 63,039,446.



                                                                                           (2)



                                                                                          PAGE
                                                                                         NUMBER

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of April 3, 1999 and
                           January 2, 1999 .............................................       3

                      Consolidated Statements of Income for the Three Month Periods
                           Ended April 3, 1999 and April 4, 1998 .......................       4

                      Consolidated Statements of Cash Flows for the Three Month Periods
                           Ended April 3, 1999 and April 4, 1998 .......................       5

                      Notes to Consolidated Financial Statements .......................    6-13

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   14-18

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   19-21

         Item 5.      Statement Regarding Forward-Looking Disclosure....................      21

         Item 6.      Exhibits and Reports on Form 8-K .................................      22

         SIGNATURE .....................................................................      23






                                                                                                (3)
                                  PART I - FINANCIAL INFORMATION
                                  ITEM 1.  FINANCIAL STATEMENTS

                                 LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                             (All amounts in thousands except share data)

                                                                           (Unaudited)
                                                                            April 3,     January 2,
         ASSETS                                                                 1999           1999
         CURRENT ASSETS:
              Cash and cash equivalents                                   $   24,738    $   164,659
              Marketable securities                                               --         65,625
              Accounts receivable - trade                                    474,607        252,045
              Inventories                                                    406,616        475,077
              Deferred income tax benefits                                    36,182         35,695
              Other current assets                                            82,902         82,192
                             Total current assets                          1,025,045      1,075,293

         PROPERTY AND EQUIPMENT - NET                                        263,127        257,362
         OTHER ASSETS                                                         94,476         60,136
                                                                          $1,382,648    $ 1,392,791

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                            $  150,559    $   223,400
              Accrued expenses                                               140,578        128,917
              Income taxes payable                                            32,337         11,034
                             Total current liabilities                       323,474        363,351

         DEFERRED INCOME TAXES                                                17,107         17,536

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                         20,801         30,794

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219
              Capital in excess of par value                                  59,406         50,428
              Retained earnings                                            1,699,970      1,662,235
              Accumulated other comprehensive income(loss)                    (2,638)        (2,721)
                                                                           1,844,957      1,798,161

              Common stock in treasury, at cost, 24,475,302 shares and
                   24,267,957 shares                                        (823,691)      (817,051)
                        Total stockholders' equity                         1,021,266        981,110
                                                                          $1,382,648    $ 1,392,791



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                            (4)
                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

           (All amounts in thousands, except per common share data)



                                                                (Unaudited)
                                                             Three Months Ended

                                                             April 3,     April 4,
                                                                 1999         1998
         NET SALES                                          $ 700,789    $ 656,005

              Cost of goods sold                              438,157      400,467

         GROSS PROFIT                                         262,632      255,538

              Selling, general & administrative expenses      192,890      185,950

         OPERATING INCOME                                      69,742       69,588

              Investment and other income-net                     671        2,698

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                                 70,413       72,286

              Provision for income taxes                       25,700       26,400

         NET INCOME                                         $  44,713    $  45,886

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                               63,962       66,050

         BASIC EARNINGS PER COMMON SHARE                        $0.70        $0.69

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                                 64,122       66,482

         DILUTED EARNINGS PER COMMON SHARE                      $0.70        $0.69

         DIVIDENDS PAID PER COMMON SHARE                        $0.11        $0.11


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                                            (5)
                               LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (All dollar amounts in thousands)



                                                                             (Unaudited)
                                                                           Three Months Ended
                                                                          April 3,     April 4,
                                                                             1999          1998
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $   44,713    $   45,886
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                              15,864        13,362
                Other - net                                                   717         4,890
                Change in current assets and liabilities,
                  net of acquisitions:
                  (Increase)  in accounts receivable                     (215,342)     (201,870)
                  Decrease in inventories                                  78,535        55,119
                  (Increase)decrease  in deferred income tax benefits        (523)        2,725
                  Decrease in other current assets                          1,678         5,377
                  (Decrease) in accounts payable                          (74,306)      (87,659)
                  (Decrease) in accrued expenses                           (2,175)       (5,949)
                  Increase in income taxes payable                         21,303        14,669
                     Net cash used in operating activities               (129,536)     (153,450)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                              --       (37,845)
              Disposals of investment instruments                          65,152       151,642
              Acquisition (including repayment of debt, net of cash)      (53,735)           --
              Purchases of property and equipment                         (17,037)      (13,102)
              Purchases of licenses and trademarks                             --       (30,000)
              Other - net                                                     990          (777)
                     Net cash (used in) provided by investing activities   (4,630)       69,918


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds under lines of credit                               75,000            --
              Payments on lines of credit                                 (75,000)           --
              Proceeds from exercise of common stock options                1,385        10,102
              Dividends paid                                               (7,159)       (7,381)
              Purchase of common stock, net of put warrant premiums            --       (35,502)
                       Net cash used in financing activities               (5,774)      (32,781)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                               19           285

         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (139,921)     (116,028)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 164,659       138,185
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   24,738    $   22,157



The  accompanying  notes to  consolidated  financial  statements are an integral part of these statements.

                                                                           (6)
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

         In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

2 On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc. whose core business consists of the Sigrid Olsen lines of women's sportswear. The total amount of funds required to acquire the interest and refinance 100% of certain indebtedness was approximately $54 million. The fair value of assets acquired was $60 million and liabilities assumed were $6 million. After a 5 year period, the Company may elect to or be required to purchase the remaining equity interest at an amount equal to the fair market value at the time of such purchase. The annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

3. In December 1998, the Company recorded a $27.0 million pretax restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. The remaining balance of the restructuring liability as of April 3, 1999 was $15.1 million. Of the $11.9 million expended for restructuring costs, $5.9 million was related to severance costs and $6.0 million to losses on contracts and write-off of certain assets related to the closure of 20 specialty retail stores. The majority of the remaining liabilities should be paid or settled during the 1999 fiscal year.

                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which they are recognized. The Company has elected to disclose Comprehensive Income, which includes net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities in the Notes to Consolidated Financial Statements for interim periods, as follows:

                                                              Three Months Ended

                                                         April 3,       April 4,
         (Dollars in thousands)                              1999           1998

Comprehensive income, net of tax:

      Net income ...................................     $ 44,713      $ 45,886

      Foreign currency translation .................           19           285

       Changes in unrealized gains or
       losses on securities ........................          215          (498)

       Reclassification adjustment for gains
       or losses included in net income ............         (151)         (326)

Comprehensive income ...............................     $ 44,796      $ 45,347


         5.  The  following  are  summaries  of  available-for-sale   marketable
             securities and maturities:

                                           (Dollars in thousands)
                                           April 3, 1999

                                                              Gross            Estimated
                                                            Unrealized              Fair
                                             Cost         Gains     Losses         Value
           Tax exempt notes and bonds     $   3,887    $      --  $      --    $   3,887

           Equity securities                  6,567          573         --        7,140
                                          $  10,454    $     573  $      --    $  11,027


                                           (Dollars in thousands)
                                           January 2, 1999

                                                              Gross           Estimated
                                                            Unrealized             Fair
                                             Cost         Gains     Losses        Value

           Tax exempt notes and bonds     $ 152,104    $     238  $      --    $ 152,342
           Money market preferreds           40,000           --         --       40,000
           Commercial paper                   4,001            1         --        4,002
           Equity securities                  6,567          234         --        6,801
                                          $ 202,672    $     473  $      --    $ 203,145

                             (Dollars in thousands)
                                  April 3, 1999

                                                        Estimated
                                                           Fair
                                             Cost         Value

          Due in one year or less         $   3,887    $   3,887
          Equity securities                   6,567        7,140
                                          $  10,454    $  11,027

                                                                           (9)
                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         At April 3, 1999 and January 2, 1999, the above investments included $11,027,000 and $137,520,000, respectively, which are classified as cash equivalents.

         For the three month period ended April 3, 1999, gross realized gains on sales of available-for-sale securities totaled $297,000. For the three month period ended April 4, 1998, gross realized gains on sales of available-for-sale securities totaled $514,000. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three month periods ended April 3, 1999 and April 4, 1998, was a credit of $64,000 (net of $36,000 in deferred income taxes) and a charge of $824,000 (net of $485,000 in deferred income taxes), respectively, which were included in accumulated other comprehensive income(loss).

6. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                                    (Dollars in thousands)
                                                           April 3,                  January 2,
                                                                1999                       1999
            Raw materials                                   $14,733                    $ 18,909
            Work in process                                   6,101                       8,841
            Finished goods                                  385,782                     447,327
                                                           $406,616                    $475,077

7.       Property and equipment - net
                                                                   (Dollars in thousands)
                                                            April 3,                 January 2,
                                                                1999                       1999
          Land and buildings                               $133,475                   $131,297
           Machinery and equipment                          215,136                    199,769
          Furniture and fixtures                             65,497                     67,862
           Leasehold improvements                           135,467                    141,491
                                                            549,575                    540,419
           Less:  Accumulated depreciation
                     and amortization                       286,448                    283,057
                                                           $263,127                   $257,362



                                                                            (10)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. In the first three months of 1999, in connection with its stock repurchase program, warrants on 250,000 shares of common stock were exercised and settled subsequent to April 3, 1999. The unexpired warrants on April 3, 1999, if exercised, will require the Company to purchase up to a total of 650,000 shares of its common stock at various dates ranging from May 5 through July 7, 1999, with strike prices ranging from $26.49 to $37.07. The Company has the option to settle in cash or shares of common stock. The Company's potential $20.8 million obligation to buy back 650,000 shares of common stock has been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheet. Subsequent to April 3, 1999, warrants on an additional 250,000 shares of common stock were exercised. The effect of the subsequent transaction is a decrease in the Company's potential obligation to buy back common stock to $11,534,000.

9. On March 3, 1999, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on June 1, 1999 to stockholders of record at the close of business on May 3, 1999.

10. The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."

                                                            Three Months Ended

         (In thousands)                            April 3, 1999   April 4, 1998

Net income .....................................         $44,713         $45,886
Weighted average common
     shares outstanding ........................          63,962          66,050
Effect of dilutive securities:
    Stock options ..............................             131             357
    Put warrants ...............................              29              75
Weighted average common
     shares and common share
     equivalents ...............................          64,122          66,482

11. During the three months ended April 3, 1999 the Company made income tax payments of $3,047,000 and interest payments of $238,000. During the three months ended April 4, 1998 the Company made income tax payments of $5,594,000.

                                                                           (11)

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

12. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of April 3, 1999, the Company had forward contracts maturing through May 1999 to sell 6,000,000 Canadian dollars and contracts maturing through August 1999 to sell 2,100,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $7,500,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at April 3, 1999.

13. The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those trademarks. The Retail segment operates specialty retail and outlet stores that sell these apparel and non-apparel products to the public.

         The Company evaluates segment performance and allocates resources to segments based on operating profits or losses. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the Wholesale Apparel and Wholesale Non-Apparel segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the segments from the Retail segment is eliminated in consolidation.

         The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture distinct products with different production processes or distribute products through different distribution channels.

                                                                   For The Three Months Ended April 3, 1999
                                                            Wholesale    Wholesale            Corporate/
(In thousands)                                                Apparel  Non-Apparel  Retail   Eliminations Total
Revenues from external
  customers ..............................................   $546,938   $ 64,997   $ 86,551    $  2,303  $700,789


Intercompany sales ........................................    47,169      7,055         --     (54,224)       --

Segment operating
  profit/ (loss) ..........................................    74,523      5,140     (2,863)     (7,058)  69,742


                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                                                                For The Three Months Ended April 2, 1998

                                                      Wholesale   Wholesale              Corporate/
         (In thousands)                                 Apparel Non-Apparel   Retail    Eliminations     Total
         Revenues from external
            customers ..............................   $505,040   $ 66,537   $ 83,111   $   1,317       $656,005

         Intercompany sales ........................     54,645      4,921         --     (59,566)            --

         Segment operating
            profit (loss) ..........................     75,145      1,725     (4,112)     (3,170)        69,588


         The reconciling item to adjust segment operating profit to consolidated pre-tax income consists of income generated by the Company's investment portfolio in the amount of $671,000 for the first three months of 1999 and $2,698,000 for the first three months of 1998.

                                                                           (13)

                      LIZ  CLAIBORNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

14. On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, filed suit against the Company and three labor unions. The suit seeks $30 million in compensatory damages, trebling under civil RICO, and $50 million in punitive damages for a variety of claims against the Company related to an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods during the period June 1992 through June 1998. On June 26, 1998 the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. Discovery remains stayed.

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

                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Effective with our 1998 fiscal year, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain financial statement footnote disclosure as to our business segments, which are Wholesale Apparel, Wholesale Non-Apparel and Retail. All discussion with respect to our specific segments included within this "Management Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 13 of Notes to Consolidated Financial Statements.

Our net sales for the first quarter of 1999 were $700.8 million, an increase of 6.8% compared to $656.0 million in the first quarter of 1998. This increase reflected a 6.2% increase in Wholesale Apparel to $594.1 million, a 0.8% increase in Wholesale Non-Apparel to $72.1 million and a 4.1% increase in Retail to $86.6 million.

The increase in net sales of Wholesale Apparel primarily reflected increased sales in our special markets and DKNY(R) JEANS and DKNY(R) ACTIVE businesses as well as the inclusion of sales of our recently acquired Segrets business, which operates under the trademarks SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION and SO BLUE BY SIGRID OLSEN. See Note 2 of Notes to Consolidated Financial Statements. The increase also reflected higher sales in our ELISABETH business, due primarily to higher unit volume. These increases were moderated by significant decreases in our career and dress businesses due primarily to planned lower unit volume and to a lesser extent lower average unit selling prices reflecting weakness in demand. The net sales result also reflected lower sales of DANA BUCHMAN, due primarily to lower unit volume and to a lesser extent lower average unit selling prices, and men's sportswear and furnishings due to lower average unit selling prices. The increase in Wholesale Non-Apparel net sales was due to increased sales of jewelry principally reflecting higher unit volume, partially offset by decreased sales of accessories due to lower average unit selling prices. The increase in net sales of Retail reflected increased outlet store sales reflecting 20 more stores on a period-to-period basis, partially offset by a decline in sales of our specialty retail stores reflecting the closing (as previously announced) of 23 stores during the quarter as well as weakness in demand for our career and dress product.

Gross profit dollars increased $7 million, or 2.8%, in 1999 over 1998. Gross profit margins declined to 37.5% in 1999, compared to 39.0% in 1998, principally reflecting lower margins within Wholesale Apparel due to lower prices realized on close-out sales, higher markdown allowances and a higher percentage of sales of the special markets business (which generate lower gross profit margins). These lower margins were partially offset by higher margins in Retail, due to lower store markdowns, and slightly higher margins in Wholesale Non-Apparel, principally due to higher sales and higher margins within the jewelry business, partially offset by lower accessories margins.

Selling, general and administrative expenses ("SG&A") increased $7 million, or 3.7%, in 1999 over 1998. These expenses as a percent of net sales declined to 27.5% in 1999 from 28.3% in 1998. The 1999 dollar increase was due primarily to the technological upgrading of our distribution centers and information systems associated with our transformation initiatives, additional operating expenses related to our Segrets, DKNY(R) JEANS and DKNY(R) ACTIVE businesses, the expansion of our outlet and DANA BUCHMAN retail businesses. These dollar increases were moderated by lower SG&A in the other wholesale apparel businesses lower cosmetics marketing costs, and lower specialty retail costs principally due to the store closures mentioned above.

As a result of the factors described above, operating income in the first quarter increased $0.2 million, or 0.2%, in 1999 compared to 1998, and operating income as a percent of sales decreased to 10.0% in 1999 compared to 10.6% in 1998. Segment operating profit in Wholesale Apparel remained constant at $75 million, but declined to 12.5% of net sales in 1999 compared to 13.4% in 1998, due primarily to significantly lower margins on close-out sales and higher markdown allowances. Operating profit in the Wholesale Non-Apparel segment increased to $5 million (7.1% of net sales) in 1999 from $2 million (2.4% of net sales) in 1998, due primarily to increased sales of jewelry and lower SG&A levels in cosmetics, partially offset by decreased sales volume and lower gross profit margins in accessories. Segment operating losses in Retail decreased slightly to a loss of $3 million (3.3% of net sales) in 1999 from a loss of $4 million (4.9% of net sales) in 1998, principally reflecting higher gross margins due to lower store markdowns. See Note 13 of Notes to Consolidated Financial Statements.

Investments and other income-net decreased by $2 million in 1999 compared to 1998 resulting from a decrease in our average cash and marketable securities portfolio due primarily to our ongoing stock repurchase program, the acquisition of Segrets and investments in working capital and fixed assets.

Income taxes were $0.7 million lower and decreased as a percent of sales to 3.7% in 1999 from 4.0% in 1998, primarily reflecting lower pre-tax income and the higher net sales base.

Net income in 1999 was $1.2 million lower than in 1998 and declined as a percentage of net sales to 6.4% in 1999 from 7.0% in 1998, due to the factors described above. Diluted earnings per common share increased 1.4% to $0.70 in 1999 from $0.69 in 1998, reflecting a lower number of average outstanding common shares and share equivalents in 1999 as a result of our ongoing stock repurchase program.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Our primary ongoing cash requirements are to fund growth in working capital (principally accounts receivable and inventory) to support increased sales, investment in our transformation initiatives and other expenditures related to retail store expansion, in-store concept shops and normal maintenance activities. Sources of liquidity to fund these cash requirements are cash flow from operations, cash and marketable securities on hand and bank lines of credit.


First Quarter of 1999 vs. First Quarter of 1998

Net cash used by operating activities for the first quarter of 1999 was $129 million, compared to $153 million in the first quarter of 1998. This $24 million improvement in cash flow reflected year over year increases in the amount of cash generated by changes in our inventory and current liabilities, partially offset by an increase in cash needed to fund increased accounts receivable balances. Accounts receivable increased 24% in 1999 over 1998 reflecting higher net sales in the second half of the quarter.

Inventory increased 19% in 1999 over 1998, primarily reflecting an increase in the number of styles we carry in our essential and replenishment inventory programs, as well as higher than required continuing essential and replenishment inventory levels. Also contributing to the increase was the expansion of our special markets, DKNY(R) JEANS and DKNY(R) ACTIVE and outlet store businesses, as well as the acquisition of Segrets. We have implemented inventory management initiatives designed to improve our inventory turnover rate for essential and replenishment inventories, which management expects to show effect starting with the third quarter of 1999.

Net cash used in investing activities was $5 million in 1999, compared to net cash provided by investing activities of $70 million in 1998. The $75 million year over year decrease in cash flow reflected the cost of the acquisition of an 84.5% interest in Segrets for $54 million in 1999 compared to the acquisition of a license for $30 million in 1998 as well as a decrease in cash generated by net disposals of investments which were $65 million in 1999 compared to $114 million in 1998.

Net cash used in financing activities was $6 million in 1999, compared to $33 million in 1998. This $27 million year over year improvement in cash flow reflected a decrease of $36 million in the amount expended for stock purchases, partially offset by a $9 million decrease in proceeds from the exercise of stock options.

Our anticipated capital expenditures for the full year 1999 approximate $100 million, of which $17 million has been expended through April 3, 1999. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 29 outlet stores and 10 retail specialty stores. In addition, we anticipate spending approximately $25 million on in-store concept shops in 1999. Capital expenditures, in-store shops and working capital cash needs will be financed through available cash and marketable securities, net cash provided by operating activities and bank lines of credit. Bank lines of credit were $470 million at April 3, 1999 and $425 million at year end 1998 and are available to finance cash needs and letters of credit. At April 3, 1999, we had outstanding letters of credit of $231 million. We expect to be able to continue to adjust these lines as required.



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

In 1996, we commenced a comprehensive upgrade of our management information systems, which involves substantial changes to our present computer systems and software, and is expected to provide certain competitive benefits and result in our information systems being year 2000 compliant upon completion. Currently, all such systems are in various stages of implementation. Management currently expects that full implementation of the changes will involve a commitment of approximately $75-$80 million over the four year period ending with year end 1999. Approximately $60-65 million of such amount is in the form of capital expenditures, while the remaining $15 million will be expensed as incurred. As of April 3, 1999, capital expenditures related to the project totaled $49 million and an additional $8 million was expensed as incurred. Approximately $18 million in capital expenditures and approximately $5 million in expenses are expected to be incurred for the remainder of 1999 for this project. Testing and initial implementation of a significant portion of the systems upgrade are completed and the remaining components are expected to be completed by the end of 1999. We expect that with the successful implementation of this project, the year 2000 issue will not pose significant operational problems. There can be no assurance, however, that our systems and software will be rendered year 2000 compliant in a timely manner, or that we will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement this project on a timely basis could have a material adverse affect on our operations.

We have also begun formal communications with all of our major suppliers of goods and services and customers to determine the extent to which we are vulnerable to the failure of their products or their failure to remediate their own year 2000 product and/or other issues. To date, approximately 90% of those contacted have responded, none of which have raised any year 2000 issues which we believe would have a material adverse effect on us. We are in the process of conducting detailed follow-up inquires to our critical suppliers and customers and expect to complete the survey in the first half of 1999. We are also in the process of evaluating our vulnerability to governmental authorities' failure to remediate their year 2000 issues. Our estimated project costs and timetables are based on presently available information, and include our assessment of the abilities of these third parties to address the issue effectively. We are currently not aware of any year 2000 issues related to third parties which we believe would have a material adverse effect on us. There can be no assurance, however, that the systems and/or products of other companies or governmental authorities on which we rely will be converted in a timely manner, or that a failure to successfully convert by a third party, or a conversion that is incompatible with our systems or software, would not have a material impact on our operations.

We currently believe that it is difficult to identify our most reasonably likely worst case year 2000 scenario. However, a reasonable worst case scenario would be a failure by a significant third party in our supply and distribution chain (including, without limitation, any governmental authority, utility or other general service provider) to remediate its year 2000 deficiencies that continue for several days or more. Any such failure could impair the manufacture and/or delivery of products, and/or the processing of orders and shipments. In addition, a failure to remediate any of our internal inventory management systems would adversely affect our stock allocation program, resulting in mistimed shipments and potential order cancellations. These scenarios would likely have a material adverse effect on the Company's results of operations, although the extent of such effect cannot be reasonably estimated at this time.

We continue to develop contingency plans to limit the effect of any year 2000 issues on our operations and results, and we intend to complete all such plans by the end of 1999. For instance, we are in the process of identifying alternate service providers and are analyzing the possibility of using alternate but comparable systems currently in use within the Company. Our Year 2000 efforts are ongoing and our overall plan, as well as our development of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of significant third parties with whom we rely on directly or indirectly, to be year 2000 compliant in a timely fashion.

CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

We have no long-term debt, and we finance our capital needs through available cash and marketable securities, future earnings and bank lines of credit. Our exposure to market risk for changes in interest rates is primarily in our investment portfolio. We, by policy, mitigate our exposure by limiting maturity and placing our investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. To ensure liquidity, our investment portfolio includes only actively traded marketable securities. We reduce the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. The market risks associated with our investment portfolio and foreign currency exposure has not changed materially since January 2, 1999.



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

The Company and certain of its present and former officers and directors were named as defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., filed in the United States District Court for the Eastern District of New York. The plaintiffs sought compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. The Company then moved to dismiss that complaint. By memorandum and order dated August 14, 1998, the Court granted defendants' motion to dismiss the second amended complaint. That order has been appealed to the United States Court of Appeals for the Second Circuit. Briefing of the appeal has been completed, and the appeal was argued on May 6, 1999.

In April 1994, two stockholder derivative actions, which contain substantially similar allegations, styled Goldberg Family Trust vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, and Laz Schneider vs. Chazen, et al. and Liz Claiborne, Inc., nominal defendant, were brought in the Court of Chancery of the State of Delaware against certain of the Company's former and present directors and two of its former Vice Chairmen. The complaints contain allegations that the individual defendants breached their fiduciary obligations to the Company and its stockholders, committed corporate mismanagement and wasted corporate assets in connection with the Company's stock repurchase program and the defense of pending legal proceedings, and were unjustly enriched in connection with the sale of shares of the Company's Common Stock between September 1992 and July 1993 by certain of its present and former officers and directors. In July 1994, the Laz Schneider action was consolidated with the Goldberg action. In August 1994, the defendants moved to dismiss the consolidated complaint. In April 1999, plantiffs stipulated to dismiss without prejudice their complaint.

The Company believes that the litigations described above in this Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position. See Note 8 and Note 17 of Notes to Consolidated Financial Statements.

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising. It seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in federal court for the Central District of California, is brought on behalf of a purported class consisting of the Saipanese factory workers. It alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of state and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. Although the Company sources products in Saipan, it has not been named as a defendant in any of these suits. The Company has, however, recently received indications from counsel for the plaintiffs that they are considering adding a number of additional apparel companies, which may include the Company, as defendants in one or more of the actions. The Company is reviewing the allegations in the various actions. At this preliminary stage it is not in a position to evaluate the likelihood of its being named as a defendant in one or more of the actions, or, if it were named, the likelihood of a favorable or unfavorable outcome.

Item 5. Statement Regarding Forward-Looking Disclosure

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 1999 or any other future period, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate", "estimate", "project", "management expects", "the Company believes", "is or remains optimistic" or "currently envisions" and similar words or phrases.

These factors include, among others, changes in regional, national, and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1998 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

             27 Financial Data Schedule as of April 3, 1999.

            (b) The  Company  did not file any reports on Form 8-K in
                the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             May 17, 1999

                         LIZ CLAIBORNE, INC.

By: /s/ Richard F. Zannino                  By: /s/Elaine Goodell
RICHARD F. ZANNINO                          ELAINE GOODELL
Senior Vice President - Finance &           Vice President-Corporate Controller
Administration, Chief Financial Officer     and Chief Accounting Officer
(principal financial officer)               (principal accounting officer)