Form 10-Q
period 1999-07-03
CLAIBORNE LIZ INC
filed 1999-08-17
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q


         (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............to.........................

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

        The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 12, 1999 was 61,413,663.


                                                                                             (2)


                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------

         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of July 3, 1999, January 2, 1999
                           and July 4, 1998 ............................................       3

                      Consolidated Statements of Income for the Six and Three Month Periods
                           Ended July 3, 1999 and July 4, 1998 .........................       4

                      Consolidated Statements of Cash Flows for the Six Month Periods
                           Ended July 3, 1999 and July 4, 1998 .........................       5

                      Notes to Consolidated Financial Statements .......................    6-13

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   14-20

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   21-23

         Item 4.      Submission of Matters to a Vote of Security Holders ..............      23

         Item 5.      Statement Regarding Forward-Looking Disclosure ...................   23-24

         Item 6.      Exhibits and Reports on Form 8-K .................................      24

         SIGNATURE .....................................................................      25





                                  PART I - FINANCIAL INFORMATION                                                (3)
                                  ITEM 1.  FINANCIAL STATEMENTS


                                        LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                   (All amounts in thousands except share data)

                                                                               (Unaudited)                   (Unaudited)
                                                                                July 3,        January 2,     July 4,
                                                                                1999           1999           1998
                                                                               -----------    -----------    -----------
         ASSETS
         CURRENT ASSETS:
              Cash and cash equivalents                                        $    80,706    $   164,659    $    44,534
              Marketable securities                                                     --         65,625        165,077
              Accounts receivable - trade                                          299,290        252,045        250,796
              Inventories                                                          403,376        475,077        377,027
              Deferred income tax benefits                                          33,190         35,695         29,610
              Other current assets                                                  85,967         82,192         76,100
                                                                               -----------    -----------    -----------
                             Total current assets                                  902,529      1,075,293        943,144

         PROPERTY AND EQUIPMENT - NET                                              271,429        257,362        230,401
         GOODWILL                                                                  124,990             --             --
         OTHER ASSETS                                                               59,806         60,136         66,535
                                                                               -----------    -----------    -----------
         TOTAL ASSETS                                                          $ 1,358,754    $ 1,392,791    $ 1,240,080
                                                                               ===========    ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accounts payable                                                 $   131,180    $   223,400    $    84,851
              Accrued expenses                                                     147,410        128,917        139,295
              Income taxes payable                                                  11,343         11,034         20,637
                                                                               -----------    -----------    -----------
                             Total current liabilities                             289,933        363,351        244,783

         OTHER NON CURRENT LIABILITIES                                              15,000             --             --

         DEFERRED INCOME TAXES                                                      16,954         17,536         10,332

         COMMITMENTS AND CONTINGENCIES

         PUT WARRANTS                                                                7,782         30,794         21,523

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                                 --             --             --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                       88,219         88,219         88,219
              Capital in excess of par value                                        73,101         50,428         57,054
              Retained earnings                                                  1,717,741      1,662,235      1,578,061
              Accumulated other comprehensive income(loss)                          (2,803)        (2,721)        (3,156)
                                                                               -----------    -----------    -----------
                                                                                 1,876,258      1,798,161      1,720,178

              Common stock in treasury, at cost, 25,187,948, 24,267,957
                   and 22,407,444 shares                                          (847,173)      (817,051)      (756,736)
                                                                               -----------    -----------    -----------
                        Total stockholders' equity                               1,029,085        981,110        963,442
                                                                               -----------    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,358,754    $ 1,392,791    $ 1,240,080
                                                                               ===========    ===========    ===========


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



                                                                                                         (4)
                                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME

                                  (All amounts in thousands, except per common share data)



                                                              (Unaudited)                 (Unaudited)
                                                            Six Months Ended           Three Months Ended
                                                          July 3,       July 4,       July 3,      July 4,
                                                          1999          1998          1999         1998
                                                         ----------    ----------    ---------    ---------
         NET SALES                                       $1,308,464    $1,221,224    $ 607,675    $ 565,219

              Cost of goods sold                            808,821       740,770      370,664      340,303
                                                         ----------    ----------    ---------    ---------

         GROSS PROFIT                                       499,643       480,454      237,011      224,916

              Selling, general & administrative expenses    381,224       365,148      188,334      179,198
                                                         ----------    ----------    ---------    ---------

         OPERATING INCOME                                   118,419       115,306       48,677       45,718

              Investment and other income-net                 1,655         5,643          984        2,945
                                                         ----------    ----------    ---------    ---------

         INCOME BEFORE PROVISION
              FOR INCOME TAXES                              120,074       120,949       49,661       48,663

              Provision for income taxes                     43,800        44,100       18,100       17,700
                                                         ----------    ----------    ---------    ---------

         NET INCOME                                      $   76,274    $   76,849    $  31,561    $  30,963
                                                         ==========    ==========    =========    =========

         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             63,600        66,017       63,240       65,984

         BASIC EARNINGS PER COMMON SHARE                      $1.20         $1.16        $0.50        $0.47

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                               63,777        66,430       63,433       66,439

         DILUTED EARNINGS PER COMMON SHARE                    $1.20         $1.16        $0.50        $0.47

         DIVIDENDS PAID PER COMMON SHARE                      $0.23         $0.23        $0.11        $0.11


        The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                                            (5)
                                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (All dollar amounts in thousands)



                                                                                (Unaudited)
                                                                              Six Months Ended
                                                                            July 3,       July 4,
                                                                            1999          1998
                                                                          ----------    ----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                  $   76,274    $   76,849
              Adjustments to reconcile net income to
                net cash used in operating activities:
                Depreciation and amortization                                 30,907        27,886
                Other - net                                                    2,263         7,211
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                         (38,043)      (69,493)
                  Decrease in inventories                                     90,168        19,222
                  Decrease in deferred income tax benefits                     2,573         2,427
                  (Decrease) increase in other current assets                   (321)        5,939
                  (Decrease) in accounts payable                             (96,778)      (88,961)
                  Increase (decrease)  in accrued expenses                     5,939        (6,911)
                  Increase in income taxes payable                               309         5,608
                                                                          ----------    ----------
                     Net cash provided by (used in) operating activities      73,291       (20,223)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                                  0      (144,673)
              Disposals of investment instruments                             65,152       199,891
              Purchases of property and equipment                            (35,438)      (36,219)
              Purchases of licenses and trademarks                                 0       (30,000)
              Purchases of new businesses and payment of related debt       (138,311)            0
              Other - net                                                       (540)       (4,081)
                                                                          ----------    ----------
                     Net cash used in investing activities                  (109,137)      (15,082)


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from exercise of common stock options                   2,692        14,230
              Dividends paid                                                 (14,294)      (14,770)
              Purchase of common stock, net of put warrant premiums          (36,540)      (57,043)
                                                                          ----------    ----------
                     Net cash used in financing activities                   (48,142)      (57,583)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  35          (763)
                                                                          ----------    ----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                             (83,953)      (93,651)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    164,659       138,185
                                                                          ----------    ----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   80,706    $   44,534
                                                                          ==========    ==========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

     In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc. whose core business consists of the Sigrid Olsen sportswear lines. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying net assets of $19 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 25 years. The total amount of funds required to acquire the interest and refinance certain indebtedness was approximately $54 million. The fair value of assets acquired was $25 million and liabilities assumed were $6 million. After a 5 year period, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its fair market value. The annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

3. On June 8, 1999, the Company completed the purchase of 85 percent of the equity interest of Lucky Brand Dungarees, Inc. whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The total purchase price consists of a cash payment made at closing of approximately $85 million, and an additional payment to be made on March 31, 2003 of at least $15 million, which may be increased to a maximum of $45 million based on the achievement of certain earnings targets. Excess purchase price over fair market value of the underlying net assets of $10 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 25 years. The fair value of assets acquired was $16 million and liabilities assumed were $6 million. The annual net sales of Lucky Brand Dungarees, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

4. On July 20, 1999, the Company entered into an exclusive license agreement with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute women's apparel products under the trademarks "KENNETH COLE", "KENNETH COLE NEW YORK", "REACTION KENNETH COLE", and "UNLISTED". In addition, the Company entered into an agreement to purchase one million shares of Kenneth Cole Productions Class A stock at a price of $29 per share. Consummation of these transactions is subject to review under the provisions of the Hart-Scott-Rodino Act and other customary closing conditions and is expected to close in the third quarter.

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


5. In December 1998, the Company recorded a $27.0 million restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring liability as of July 3, 1999 was $9.6 million. Of the $17.4 million expended for restructuring costs, $7.2 million was related to severance costs and $10.2 million to losses on contracts and write-off of certain assets related to the aforementioned closure of certain specialty retail stores. The majority of the remaining liabilities should be paid or settled during the 1999 fiscal year.

6. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which they are recognized. The Company has elected to disclose Comprehensive Income, which includes net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities, in the Notes to Consolidated Financial Statements for interim periods, as follows:



                                                                Six Months Ended     Three Months Ended
                                                                July 3,   July 4,    July 3,      July 4,
          (Dollars in thousands)                                 1999      1998       1999         1998
          --------------------------------------------         -------    -------    -------      -------
          Comprehensive income, net of tax:

               Net income                                      $76,274    $76,849    $31,561     $30,963

                Foreign currency translation                        35       (763)        16      (1,048)

                Changes in unrealized gains or
                losses on securities                               183       (217)       (32)        281

                Reclassification adjustment for gains
                or losses included in net income                  (300)      (441)      (149)       (115)
                                                               -------    -------    -------     -------

          Comprehensive income                                 $76,192    $75,428    $31,396     $30,081
                                                               =======    =======    =======     =======


                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


7.   The  following  are  summaries  of  available-for-sale   marketable
     securities and maturities:

                                              (Dollars in thousands)
                                              July 3, 1999

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                Cost        Gains     Losses        Value
                                             ---------    ---------  --------     ---------
           Tax exempt notes and bonds        $  69,569    $       0  $     --     $  69,569
           Equity securities                     7,557          289        --         7,846
                                             ---------    ---------  --------     ---------
                                             $  77,126    $     289  $     --     $  77,415
                                             =========    =========  ========     =========


                                              (Dollars in thousands)
                                              January 2, 1999

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                Cost        Gains     Losses        Value
                                             ---------    ---------  --------     ---------
           Tax exempt notes and bonds        $ 152,104    $     238  $     --     $ 152,342
           Money market preferreds              40,000           --        --        40,000
           Commercial paper                      4,001            1        --         4,002
           Equity securities                     6,567          234        --         6,801
                                             ---------    ---------  --------     ---------
                                             $ 202,672    $     473  $     --     $ 203,145
                                             =========    =========  ========     =========


                                              (Dollars in thousands)
                                              July 4, 1998

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                Cost        Gains     Losses        Value
                                             ---------    ---------  --------     ---------
           Tax exempt notes and bonds        $ 157,835    $     325  $     (7)    $ 158,153
           Money market preferreds              15,080           --        --        15,080
           Commercial paper                      9,516           --        --         9,516
           Equity securities                     4,014          168        --         4,182
                                             ---------    ---------  --------     ---------
                                             $ 186,445    $     493  $     (7)    $ 186,931
                                             =========    =========  ========     =========


                                                          (Dollars in thousands)
                                                          July 3, 1999

                                                                                  Estimated
                                                                                    Fair
                                                            Cost                    Value
                                                          ---------               ---------
           Due in one year or less                        $  69,569               $  69,569
           Equity securities                                  7,557                   7,846
                                                          ---------               ---------
                                                          $  77,126               $  77,415
                                                          =========               =========



                           LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

     At July 3, 1999, January 2, 1999, and July 4, 1998, the above investments included $77,415,000, $137,520,000 and $21,854,000, respectively, which are classified as cash equivalents.

     For the six month period ended July 3, 1999, gross realized gains on sales of available-for-sale securities totaled $749,000. For the six month period ended July 4, 1998, gross realized gains on sales of available-for-sale securities totaled $705,000. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended July 3, 1999 and July 4, 1998, was a credit of $117,000 (net of $68,000 in deferred income taxes) and a charge of $658,000 (net of $390,000 in deferred income taxes), respectively, which were included in retained earnings.

8. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                (Dollars in thousands)
                                            July 3,    January 2,   July 4,
                                             1999        1999        1998
                                           --------     --------   --------
         Raw materials                      $19,227     $ 18,909    $44,026
         Work in process                      7,739        8,841     13,034
         Finished goods                     376,410      447,327    319,967
                                           --------     --------   --------
                                           $403,376     $475,077   $377,027
                                           ========     ========   ========

9.   Property and equipment - net
                                                (Dollars in thousands)
                                            July 3,    January 2,   July 4,
                                             1999        1999        1998
                                           --------    ---------   --------
         Land and buildings                $134,097     $131,297   $130,013
         Machinery and equipment            230,964      199,769    176,060
         Furniture and fixtures              64,196       67,862     61,630
         Leasehold improvements             131,046      141,491    141,497
                                           --------    ---------   --------
                                            560,303      540,419    505,200
           Less:  Accumulated depreciation
                     and amortization       288,874      283,057    274,799
                                           --------    ---------   --------
                                           $271,429     $257,362   $230,401
                                           ========    =========   ========

                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

10. In the first six months of 1999, in connection with its stock repurchase program, warrants on 500,000 shares of common stock were exercised and warrants on 150,000 shares of common stock expired unexercised. The unexpired warrants on July 3, 1999, if exercised, required the Company to purchase up to a total of 250,000 shares of its common stock on July 7, 1999, with a strike price of $26.49. The Company has the option to settle in cash or shares of common stock. The Company's potential $6.6 million obligation to buy back 250,000 shares of common stock has been charged to capital in excess of par value and reflected as put warrants on the consolidated balance sheet. Subsequent to July 3, 1999, warrants on these remaining 250,000 shares of common stock expired unexercised.

11. On May 21, 1999, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on September 3, 1999 to stockholders of record at the close of business on August 13, 1999.

12. The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."


                                           Six Months Ended               Three Months Ended
         (In thousands)              July 3, 1999     July 4, 1998     July 3, 1999  July 4, 1998
         --------------              ------------     ------------     ------------  ------------

         Net income                     $76,274         $76,849          $31,561        $30,963
                                        -------         -------          -------        -------

         Weighted average common
              shares outstanding         63,600          66,017           63,240         65,984
         Effect of dilutive securities:
             Stock options                  163             413              193            455
             Put warrants                    14              --               --             --
                                         ------          ------           ------         ------

         Weighted average common
              shares and common share
              equivalents                63,777          66,430           63,433         66,439
                                         ======          ======           ======         ======



13. During the six months ended July 3, 1999 the Company made income tax payments of $37,391,000 and interest payments of $263,000. During the six months ended July 4, 1998 the Company made income tax payments of $30,584,000.

14. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of July 3, 1999, the Company had forward contracts maturing through December 1999 to sell 25,000,000 Canadian dollars and contracts maturing through November 1999 to sell 2,500,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $27,200,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at July 3, 1999.

                         LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

15. The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those trademarks. The Retail segment operates specialty retail and outlet stores that sell these apparel and non-apparel products to the public.

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


                                                          For The Six Months Ended July 3, 1999
                                                  Wholesale    Wholesale                 Corporate/
         (In thousands)                            Apparel    Non-Apparel    Retail      Eliminations   Total
         --------------                            -------    -----------    ------      ------------   -----
         Revenues from external customers         $980,460     $125,238      $198,543      $4,223     $1,308,464

         Intercompany sales                         90,319       12,629         --       (102,948)        --

         Segment operating profit (loss)           104,105        5,161        21,302     (12,149)       118,419


                                                          For The Six Months Ended July 4, 1998
                                                  Wholesale    Wholesale                 Corporate/
         (In thousands)                            Apparel    Non-Apparel    Retail      Eliminations   Total
         --------------                            -------    -----------    ------      ------------   -----

         Revenues from external customers         $904,106     $118,400      $196,288      $2,430     $1,221,224

         Intercompany sales                         94,835       11,077         --       (105,912)        --

         Segment operating profit (loss)            96,871        5,940        15,723      (3,228)       115,306



                             LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


                                                       For The Second Quarter Ended July 3, 1999
                                                  Wholesale    Wholesale               Corporate
         (In thousands)                            Apparel    Non-Apparel     Retail   Eliminations   Total
         --------------                            -------    -----------     ------   ------------   -----
         Revenues from external customers         $433,522    $60,241         $111,992     $1,920     $607,675

         Intercompany sales                         43,150      5,574            --       (48,724)        --

         Segment operating profit (loss)            43,490         21           20,720    (15,554)      48,677


                                                        For The Second Quarter Ended July 4, 1998
                                                   Wholesale    Wholesale               Corporate
         (In thousands)                             Apparel    Non-Apparel     Retail   Eliminations  Total
         --------------                             -------    -----------     ------   ------------  -----

         Revenues from external customers         $399,066    $51,863         $113,177     $1,113     $565,219

         Intercompany sales                         40,190      6,156            --       (46,346)        --

         Segment operating profit (loss)            31,091      4,215           19,727     (9,315)      45,718


     The reconciling item to adjust segment operating profit to consolidated pre-tax income consists of income generated by the Company's investment portfolio in the amount of $1.7 million and $5.6 million for the first six months of 1999 and 1998, respectively, and $1.0 million and $2.9 million for the second quarter of 1999 and 1998, respectively.

16. On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, filed suit against the Company and three labor unions. The suit sought $30 million in compensatory damages, trebling under civil RICO, and $50 million in punitive damages for a variety of claims against the Company related to an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods during the period June 1992 through June 1998. On June 26, 1998 the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The Court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the Court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. On June 9, 1999, the Court issued a decision and order dismissing the complaint in its entirety. Mademoiselle's time to appeal has expired and the dismissal judgment is now final.

     On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees (UNITE), et. al., was filed against the Company and the three unions who are defendants in the Mademoiselle lawsuit noted above. The employee complaint seeks on behalf of a class of current and former Mademoiselle employees $30 million in damages, an injunction requiring the Company to provide knitwear orders to Mademoiselle through June 1998, and a constructive trust on certain liquidated damage payments paid by the

                          LIZ  CLAIBORNE, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


     Company to UNITE in May 1997. The Company and the unions moved to dismiss the complaint for failure to state a claim for relief. On August 18, 1998, the Court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the complaint. The Company responded and the matter was fully briefed and submitted to the Court on October 30, 1998. On December 31, 1998, the Court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiffs' motion for leave to amend. In that same opinion, the Court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants. In June 1999, the remaining union defendants filed a motion for summary judgment dismissing the claims against them. The motion was fully briefed on July 2, 1999; no argument has been scheduled.

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

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS

     Effective with our 1998 fiscal year, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain financial statement footnote disclosure as to our business segments, which are Wholesale Apparel, Wholesale Non-Apparel and Retail. All discussion with respect to our specific segments included within this "Management Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 15 of Notes to Consolidated Financial Statements.


     Second quarter ended July 3, 1999 compared to second quarter ended July 4, 1998

     Net sales for the second quarter of 1999 were $607.7 million, an increase of $42.5 million, or 7.5%, over net sales of $565.2 million for the second quarter of 1998. This increase reflected an 8.5% increase in our Wholesale Apparel segment to $476.7 million and an increase of 13.4% in Wholesale Non-Apparel to $65.8 million, partially offset by a 1.0% decrease in Retail to $112 million.

     The increase in net sales of Wholesale Apparel primarily reflected increases in our Special Markets and DKNY(R) JEANS and DKNY(R) ACTIVE businesses, as well as the inclusion of sales of our Segrets business acquired on February 12, 1999, and our Lucky Brand Dungarees business acquired on June 8, 1999. The Segrets business operates under the trademarks SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION and SO BLUE BY SIGRID OLSEN (See Note 2 of Notes to Consolidated Financial Statements). The Lucky Brand Dungarees business operates under the trademarks LUCKY BRAND, HOT PINK, and TRIPLE XXX (See Note 3 of Notes to Consolidated Financial Statements). The increase also reflected increased sales in our Casual and Men's businesses, in both cases due primarily to higher unit volume. These gains were partially offset by sales declines in our DANA BUCHMAN, Dress and ELISABETH businesses due primarily to lower unit volume, as well as lower sales in our Career business due primarily to lower average unit selling prices. The increase in our Wholesale Non-Apparel segment was due to increased sales in our jewelry business principally reflecting higher unit volume, as well as promotionally driven sales increases in our handbag business. The decrease in our Retail segment was due to a decline in our Specialty Retail store sales resulting from a low single-digit comparable store sales decline in our ELISABETH stores, a low double-digit comparable store sales decline in our Liz Claiborne stores, reflecting weakness in demand for our Career and Dress product, and the closure of 37 (mostly underperforming) stores. This was partially offset by a high single-digit sales increase in our Outlet stores, reflecting 20 new stores on a period-to-period basis, somewhat offset by a slight comparable store sales decrease.

     Gross profit dollars increased $12.1 million, or 5.4%, in 1999 over 1998. Gross profit as a percent of sales decreased to 39.0% in 1999 from 39.8% in 1998; this result principally reflected higher markdown allowances in our Wholesale Apparel and Wholesale Non-Apparel segments, a higher percentage of sales represented by our Special Markets business, which generates a lower gross profit rate than the Company average, and a lower percentage of sales represented by our specialty retail division, which generates a higher gross profit rate than the Company's average. These declines were mitigated by a significant improvement in our Casual business gross profit margins, primarily due to higher prices realized on close-out sales and higher going-in margins.

     Selling, general and administrative expenses ("SG&A") increased $9.1 million, or 5.1% in 1999 over 1998. These expenses as a percent of sales declined to 31.0% in 1999 from 31.7% in 1998. The 1999 dollar increase was due primarily to additional operating expenses related to our Segrets, Lucky Brand Dungarees, DKNY(R) JEANS and DKNY(R) ACTIVE businesses, the expansion of our Outlet business, and increased information systems costs. These dollar increases were moderated by lower SG&A in our other wholesale apparel businesses, lower cosmetics marketing costs, and lower Specialty Retail costs principally due to the store closures mentioned above. The improvement in SG&A expressed as a percent of sales was primarily driven by the positive leverage we obtain from adding incremental sales to our essentially fixed corporate overhead base, lower employee and related costs as a result of our headcount reductions and increased penetration of our Special Markets brands, which are supported by lower SG&A.

     As a result of the factors described above, operating income in the second quarter increased $3.0 million, or 6.5%, to $48.7 million in 1999 compared to 1998, and operating income as a percent of sales declined slightly to 8.0% in 1999 compared to 8.1% in 1998. Segment operating profit in Wholesale Apparel increased $12.4 million to $43.5 million (9.1% of sales) in 1999 compared to $31.1 million (7.1% of sales) in 1998, principally reflecting improved gross profit margins in our Casual business. Operating profit in our Wholesale Non-Apparel segment decreased $4.2 million to $0.02 million in 1999 compared to 1998. This decline was primarily due to higher markdowns in our handbag business. Segment operating profit in Retail increased $1.0 million to $20.7 million and increased to 18.5% of sales in 1999 compared to $19.7 million and 17.4% of sales in 1998. This increase was principally due to increased profit dollars from our Outlet stores, reflecting 20 new stores on a period-to-period basis.

     Investments and other income-net in the second quarter declined by $1.9 million to $1.0 million in 1999 compared to 1998. This decline resulted from a decrease in our average cash and marketable securities portfolio due primarily to the acquisitions of Segrets and Lucky Brand Dungarees, our ongoing stock repurchase program, and investment in fixed assets.

     For the second quarter our effective income tax rate held constant at 36.5%.

     Net income increased $0.6 million in 1999 to $31.6 million and declined as a percent of net sales to 5.2% in 1999 from 5.5% in 1998, due to the factors described above. Diluted earnings per common share increased 6.4% to $0.50 in 1999 from $0.47 in 1998, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 1999 as a result of our ongoing stock repurchase program.

     Our average diluted shares outstanding declined by 3.0 million in the second quarter to 63.4 million as a result of our ongoing stock repurchase program. We purchased 0.76 million shares during the second quarter for $26.5 million. since the end of the second quarter we have purchased an additional 1.64 million shares for $62.6 million. As of August 12, 1999, we have $50.8 million remaining in our buyback authorization.


     Six months ended July 3, 1999 compared to six months ended July 4, 1998

     Net sales for the six months of 1999 were $1,308.5 million, an increase of $87.2 million, or 7.1%, over net sales of $1,221.2 million for the six months of 1998. This increase reflected a 7.2% increase in Wholesale Apparel to $1,070.8 million, an increase of 6.5% in Wholesale Non-Apparel to $137.9 million, and an increase of 1.1% in Retail to $198.5 million.

     The increase in net sales of Wholesale Apparel primarily reflected increases in our Special Markets and DKNY(R) JEANS and DKNY(R) ACTIVE businesses, as well as the inclusion of sales of our recently acquired Segrets and Lucky Brand Dungarees businesses. The increase also reflected higher sales in our Casual and Men's businesses in both cases due primarily to higher unit volume. These gains were partially offset by sales declines in our Career, Dress, and DANA BUCHMAN businesses, in each case reflecting lower unit volume and lower average unit selling prices. The increase in our Wholesale Non-Apparel segment was due primarily to increased sales in our jewelry business principally reflecting higher unit volume, partially offset by lower sales in our handbag business. The increase in our Retail segment was due to a 12.1% increase in our Outlet store sales, reflecting 20 new stores on a period-to-period basis. This was partially offset by a decline in our Specialty Retail store sales resulting primarily from the closure of 37 (mostly underperforming) stores, and a low double-digit comparable store sales decline in our Liz Claiborne stores, reflecting weakness in demand for our Career and Dress product.

     Gross profit dollars increased $19.2 million, or 4.0%, in 1999 over 1998. Gross profit as a percent of sales decreased to 38.2% in 1999 from 39.3% in 1998. The decrease in gross profit as a percent of sales from last year was primarily due to the aforementioned change regarding the percentages of sales represented by our Special Markets and Specialty Retail businesses, as well as higher markdowns in our Wholesale Apparel and Wholesale Non-Apparel businesses, partially offset again by higher gross margins over last year in our Casual business primarily due to higher prices realized on close-out sales and higher going-in margins.


     SG&A increased $16.1 million, or 4.4%, in 1999 over 1998. These expenses as a percentage of sales declined to 29.1% in 1999 from 29.9% in 1998. The 1999 dollar increase was due primarily to additional operating expenses related to our Segrets, Lucky Brand Dungarees, DKNY(R) JEANS and DKNY(R) ACTIVE businesses, the expansion of our Special Markets and Outlet businesses, and increased information systems costs. These dollar increases were moderated by lower SG&A in the other wholesale apparel businesses, lower cosmetics marketing costs, and lower specialty retail costs principally due to the store closures mentioned above. Additionally, the improvement in the SG&A rate, as mentioned above for the second quarter, was primarily driven by the positive leverage we obtain from adding incremental sales to our essentially fixed corporate overhead base, lower employee and related costs as a result of our headcount reductions and increased penetration of our Special Markets brands, which are supported by lower SG&A.

     As a result of the factors described above, operating income for the six months of 1999 increased $3.1 million, or 2.7% to $118.4 million in 1999 compared to 1998 and operating income as a percent of sales declined to 9.1% in 1999 compared to 9.4% in 1998. Segment operating profit in Wholesale Apparel increased $7.2 million to $104.1 million in 1999 (9.7% of sales) compared to $96.9 million in 1998 (9.7% of sales). The dollar increase was principally due to improved profitability in our Casual business. Operating profit in Wholesale Non-Apparel decreased $0.8 million to $5.2 million in 1999 (3.7% of sales) compared to $5.9 million in 1998 (4.6% of sales). This decline was due to higher markdowns in our handbag business. Segment operating profit in Retail increased $5.6 million to $21.3 million in 1999 (10.7% of sales) compared to $15.7 million in 1998 (8.0% of sales). This increase was principally due to increased profit dollars from our Outlet stores, reflecting 20 new stores on a period-to-period basis.

     Investments and other income-net for the six months declined by $3.9 million to $1.7 million in 1999 compared to $5.6 million in 1998. This decline resulted from a decrease in our average cash and marketable securities portfolio due primarily to the acquisition of Segrets and Lucky Brand Dungarees, our ongoing stock repurchase program, and investment in fixed assets.

     For the six months our effective income tax rate held constant at 36.5%.

     Net income decreased $0.6 million in 1999 to $76.3 million and declined as a percent of net sales to 5.8% in 1999 from 6.3% in 1998, due to the factors described above. Diluted earnings per common share increased 3.4% to $1.20 in 1999 from $1.16 in 1998, reflecting a lower number of average outstanding common shares and share equivalents in 1999 as a result of our ongoing stock repurchase program.

     Our average diluted shares outstanding declined by 2.7 million for the six months to 63.8 million as a result of our ongoing stock repurchase program. We purchased 1.01 million shares during the six months for $36.5 million.

     FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     We ended the second quarter with $81 million in cash and marketable securities, versus $210 million last year. This reduction is primarily attributable to our expenditure $138 million for purchase price payments in connection with the acquisitions of Segrets and Lucky Brand Dungarees, $96 million for the repurchase of common stock, and $88 million for capital expenditures. We ended the quarter with virtually no debt outstanding.

     Net cash provided by operating activities for the six months of 1999 was $73.3 million, compared to net cash used of $20.2 million in 1998. This $93.5 million improvement in cash flow reflected significantly improved working capital; specifically, year over year increases in the amount of cash generated by changes in our inventory levels and a decrease in cash needed to fund increased accounts receivable balances. Our accounts receivable ended the quarter at $299.3 million, up 19.3% over last year. Approximately 50% of this increase was driven by the assumption of accounts receivable in the acquisitions of Segrets and Lucky Brands with the balance reflecting an increase in late-quarter sales as compared to the same period last year. Our accounts payable balance increased $46.3 million, or 54.5% to $131.2 million in 1999 compared to 1998.

     Inventories increased in 1999 to $403.4 million, up $26.4 million, or 7.0%, over 1998. This increase reflects growth in our DKNY(R) JEANS and DKNY(R) ACTIVE and Special Markets stock levels to support sales increases, increases in stock levels in our Outlet business to support additional stores, and the additional inventory of the acquired Segrets and Lucky Brand Dungarees businesses. Inventories in the balance of our wholesale business declined on a period-to-period basis.

     Net cash used in investing activities was $109.1 million in 1999, compared to net cash used in investing activities of $15.1 million in 1998. The $94.0 million year over year decrease in cash flow reflected the cost of the acquisitions in 1999 of an 84.5% interest in Segrets, and an 85% interest in Lucky Brand Dungarees, compared to the acquisition of the DKNY(R) JEANS and DKNY(R) ACTIVE license in 1998.

     Net cash used in financing activities was $48.1 million in 1999, compared to $57.6 million in 1998. This $9.5 million year over year improvement in cash flow reflected a decrease of $20.5 million in the amount expended for stock purchases, partially offset by a $11.5 million decrease in proceeds from the exercise of stock options.

     Our anticipated capital expenditures for the full year 1999 approximate $100 million, of which $35.4 million has been expended through July 3, 1999. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 20 outlet stores and 8 ELISABETH specialty retail stores. In addition, we anticipate spending approximately $25 million on in-store concept shops in 1999. Capital expenditures, in-store shops and working capital cash needs will be financed through available cash and marketable securities, net cash provided by operating activities and bank lines of credit. Bank lines of credit were $455 million at July 3, 1999 and $425 million at year end 1998 and are available to finance cash needs and letters of credit. At July 3, 1999, we had outstanding letters of credit of $266 million. We expect to be able to continue to adjust these lines as required.

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

     In 1996, we commenced a comprehensive upgrade of our management information systems, which involves substantial changes to our present computer systems and software, and is expected to provide certain competitive benefits and result in our information systems being year 2000 compliant upon completion. Currently, all such systems are in various stages of implementation. Management currently expects that full implementation of the changes will involve a commitment of approximately $75-$80 million over the four year period ending with year end 1999. Approximately $60 million of such amount is in the form of capital expenditures, while the remaining $15-$20 million will be expensed as incurred. As of July 3, 1999, capital expenditures related to the project totaled $48 million and an additional $13 million was expensed as incurred. Approximately $12 million in capital expenditures and approximately $5 million in expenses are expected to be incurred for the remainder of 1999 for this project. Testing and initial implementation of a significant portion of the systems upgrade are completed and the remaining components are expected to be completed by the end of 1999. The third quarter of 1999 marks a critical phase of our rollout of our order management, allocation and shipping systems. Although we believe that ultimately the year 2000 issue will not adversely affect our business, failure to successfully complete and implement our systems upgrade on a timely basis could have a material adverse affect on our operations and results. There can be no assurance that our systems and software will be rendered year 2000 compliant in a timely manner, or that we will not incur significant unforeseen additional expenses to assure such compliance.

     Formal communications with all major suppliers of goods and services, and customers to determine the extent to which we are vulnerable to the failure of their products or their failure to remediate their own year 2000 product and/or other issues, are well underway. To date, all critical suppliers have responded, none of which have raised any year 2000 issues which we believe will have a material adverse effect on us. Additionally, we have completed an inspection of key factory sites throughout the world to validate prior supplier compliance statements. We are engaged in the assessment of the vulnerability to government authorities' failure to remediate their year 2000 issues. Our estimated project costs and timetables are based on presently available information, and include our assessment of the abilities of these third parties to address the issue effectively. We are currently not aware of any year 2000 issues related to third parties which we believe would have a material adverse effect on us. There can be no assurance, however, that the systems and/or products of other companies or governmental authorities on which we rely will be converted in a timely manner, or that a failure to successfully convert by a third party, or a conversion that is incompatible with our systems or software, would not have a material impact on our operations.

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


     CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

     We have no long-term debt, and we finance our capital needs through available cash and marketable securities, future earnings and bank lines of credit. Our exposure to market risk for changes in interest rates is primarily in our investment portfolio. We, by policy, mitigate our exposure by limiting maturity and placing our investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. To ensure liquidity, our investment portfolio includes only actively traded marketable securities. We reduce the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. The market risks associated with our investment portfolio and foreign currency exposure has not changed materially since January 2, 1999.

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

     On May 6, 1998, Mademoiselle Knitwear, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, operating as a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, filed suit against the Company and three labor unions -- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), UNITE Local 23-25, which represented a substantial number of the Company's employees, and UNITE Local 155, which represents Mademoiselle's employees. The suit, Mademoiselle Knitwear, Inc. v. Liz Claiborne, Inc, et al., 98 Civ. 3252, filed in the United States District Court for the Southern District of New York, asserted a variety of claims against the Company, all stemming from an alleged commitment by the Company to supply orders to Mademoiselle for a certain number of knitwear goods for the period June 1992 through June 1998. The complaint included claims against the Company for breach of contract, fraud, civil RICO, and prima facie tort, and asserted claims against the Company and the union defendants for conversion of property of the estate of a debtor-in-bankruptcy. The Mademoiselle action sought $30 million in compensatory damages from the Company, trebling of those damages under the provisions of the civil RICO statute, and $50 million in punitive damages. On June 26, 1998 the Company and the union defendants moved to dismiss the complaint for failure to state a claim for relief. The Court heard oral argument on the motion on October 1, 1998. At the conclusion of the argument, the Court indicated that it would dismiss the RICO and prima facie tort claims against the Company and would issue a later decision on the remainder of the claims. On June 9, 1999, the Court issued a decision and order dismissing the complaint in its entirety. Mademoiselle's time to appeal has expired and the dismissal judgment is now final.

     On September 30, 1997, a related putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed by three current and former employees of Mademoiselle in the United States District Court for the Southern District of New York against the Company and the same three unions. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants moved to dismiss the employee complaint for failure to state a claim for relief. On August 18, 1998, the Court issued an opinion dismissing all of the claims against the Company, including the claim under Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the Complaint. The Company responded and the matter was fully briefed and submitted to the Court on October 30, 1998. On December 31, 1998, the Court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiffs' motion for leave to amend. In that same opinion, the Court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants. In June, 1999, the remaining union defendants filed a motion for summary judgment dismissing the claims against them. The motion was fully briefed on July 2, 1999; no argument has been scheduled.

     The Company and certain of its present and former officers and directors were named as defendants in an action styled Ressler et al. vs. Liz Claiborne, Inc., et al., filed in the United States District Court for the Eastern District of New York. The plaintiffs sought compensatory damages on behalf of a class of purchasers of the Company's Common Stock during the period commencing September 21, 1992 through and including July 16, 1993, and alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations or omissions of material facts that artificially inflated the market price of the Common Stock during the class period. An earlier-filed lawsuit before the same Court as Ressler, styled Fishbaum vs. Chazen, et. al., made allegations similar to the Ressler complaint and sought damages on behalf of a class of purchasers of the Company's Common Stock for the period commencing March 30, 1993, through and including July 16, 1993. An amended complaint was filed in the Ressler action in May 1994 to add Fishbaum as a plaintiff. In June 1994, the Court granted the Company's motion to dismiss the Fishbaum complaint, with leave to amend, on the grounds that the complaint did not adequately set forth the requisite element of scienter. In July 1994, the Company moved to dismiss the Ressler complaint. In August 1995, the Court granted that motion, again with leave to amend, on the grounds that the Ressler complaint failed to comply with pleading requirements of the Federal Rules of Civil Procedure. However, the Court rejected the contention that scienter had not been adequately pled. In response to the Company's motion for reconsideration of that latter point, the Court indicated that the Company could present the scienter issue again in moving to dismiss a new amended complaint. In October 1995, a second amended complaint was filed. The Company then moved to dismiss that complaint. By memorandum and order dated August 14, 1998, the Court granted defendants' motion to dismiss the second amended complaint. That dismissal order was appealed to the United States Court of Appeals for the Second Circuit. By order dated July 29, 1999, the Court of Appeals summarily affirmed the dismissal of the second amended complaint.

     The Company believes that the litigations described above in this Item are without merit and intends to vigorously defend these actions. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of these litigations should not have a material adverse effect on the Company's results of operations or financial position. See Note 16 of Notes to Consolidated Financial Statements.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising. It seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. Although the Company sources products in Saipan, it has not been named as a defendant in any of these suits. The Company has, however, received indications from counsel for the plaintiffs that they are considering adding a number of additional apparel companies, including the Company, as defendants in one or more of the actions. The Company is reviewing the allegations in the various actions. At this preliminary stage it is not in a position to evaluate the likelihood of its being named as a defendant in one or more of the actions, or, if it were named, the likelihood of a favorable or unfavorable outcome.

     Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's 1999 Annual Meeting of Stockholders held on May 20, 1999, the stockholders of the Company (i) approved an amendment to the Liz Claiborne, Inc. 162(m) cash bonus plan ( the number of affirmative votes cast was 57,215,991, the number of negative votes cast was 1,555,847, and the number of abstentions was 218,797), (ii) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending January 1, 2000 (the number of affirmative votes cast was 58,775,414, the number of negative votes cast was 92,573, and the number of abstentions was 122,648), and (iii) elected the following nominees to the Company's Board of Directors, to serve until the 2002 annual meeting of stockholders and until their respective successors are duly elected and qualified.

                                                     Votes

     Nominee                               For               Withheld
     -------                               ---               --------

     Paul R. Charron                       48,841,353        10,149,282

     J. James Gordon                       48,847,620        10,143,015

     Kay Koplovitz                         48,848,541        10,142,094

     There were no broker non-votes with respect to any matter acted upon at the meeting


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

     These factors include, among others, changes in regional, national, and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; risks associated with the Company's information systems upgrade (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000
     Issue/Information System Upgrade); risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1998 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


       Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27 Financial Data Schedule as of  July 3, 1999.

          (b)  The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:             August 17, 1999


                          LIZ CLAIBORNE, INC.


By: /s/ Richard F. Zannino                   By: /s/ Elaine Goodell
    ----------------------                   ----------------------
    RICHARD F. ZANNINO                       ELAINE GOODELL
    Senior Vice President - Finance &        Vice President-Corporate Controller
    Administration, Chief Financial Officer  and Chief Accounting Officer
    (principal financial officer)            (principal accounting officer)