Form 10-Q
period 1999-10-02
CLAIBORNE LIZ INC
filed 1999-11-16
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 2, 1999
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ..............to..................

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




          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

          The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 12, 1999 was 59,117,238.


                                   LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                           INDEX TO FORM 10-Q
                                             OCTOBER 2, 1999




                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
         PART I -     FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of October 2, 1999, January 2, 1999
                           and October 3, 1998 .........................................       3

                      Consolidated Statements of Income for the Nine and Three Month Periods
                           Ended October 2, 1999 and October 3, 1998 ...................       4

                      Consolidated Statements of Cash Flows for the Nine Month Periods
                           Ended October 2, 1999 and October 3, 1998 ...................       5

                      Notes to Consolidated Financial Statements .......................    6-14

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................   15-21

         PART II -    OTHER INFORMATION

         Item 1.      Legal Proceedings ................................................   22-23

         Item 5.      Statement Regarding Forward-Looking Disclosure ...................   23-24

         Item 6.      Exhibits and Reports on Form 8-K .................................      24

         SIGNATURE .....................................................................      25


                                         (2)



                                  PART I - FINANCIAL INFORMATION
                                  ITEM 1.  FINANCIAL STATEMENTS


                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                              (All amounts in thousands except share data)

                                                                          (Unaudited)                  (Unaudited)
                                                                           October 2,    January 2,     October 3,
                                                                              1999         1999            1998
                                                                          -----------   -----------    -----------
         ASSETS
         CURRENT ASSETS:
              Cash and cash equivalents                                   $   11,242    $   164,659    $    62,862
              Marketable securities                                               --         65,625         22,071
              Accounts receivable - trade                                    508,887        252,045        426,548
              Inventories                                                    408,726        475,077        407,979
              Deferred income tax benefits                                    32,043         35,695         30,613
              Other current assets                                            79,082         82,192         70,032
                                                                          ----------    -----------    -----------
                             Total current assets                          1,039,980      1,075,293      1,020,105

         PROPERTY AND EQUIPMENT - NET                                        275,531        257,362        244,006
         GOODWILL                                                            123,737             --             --
         OTHER ASSETS                                                         87,238         60,136         65,209
                                                                          ----------    -----------    -----------
         TOTAL ASSETS                                                     $1,526,486    $ 1,392,791    $ 1,329,320
                                                                          ==========    ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Short term borrowing                                        $   86,200    $        --    $         --
              Accounts payable                                               217,021        223,400         142,277
              Accrued expenses                                               153,764        128,917         132,679
              Income taxes payable                                            43,438         11,034          32,373
                                                                          ----------    -----------    ------------
                             Total current liabilities                       500,423        363,351         307,329

         OTHER NON CURRENT LIABILITIES                                        15,000             --              --

         DEFERRED INCOME TAXES                                                17,870         17,536           9,675

         COMMITMENTS AND CONTINGENCIES

         MINORITY INTEREST AND PUT WARRANTS                                    1,811         30,794          35,588

         STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value, authorized shares - 50,000,000,
                   issued shares - none                                           --             --              --
              Common stock, $1 par value, authorized shares - 250,000,000,
                   issued shares - 88,218,617                                 88,219         88,219          88,219
              Capital in excess of par value                                  79,718         50,428          46,040
              Retained earnings                                            1,784,812      1,662,235       1,641,356
              Accumulated other comprehensive income (loss)                   (2,702)        (2,721)         (3,543)
                                                                          -----------   ------------   -------------
                                                                           1,950,047      1,798,161       1,772,072

              Common stock in treasury, at cost, 28,120,334, 24,267,957
                   and 23,599,972 shares                                    (958,665)      (817,051)       (795,344)
                                                                          -----------   ------------   -------------
                        Total stockholders' equity                           991,382        981,110         976,728
                                                                          -----------   ------------   -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,526,486    $ 1,392,791    $  1,329,320
                                                                          ===========   ============   =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.


                                         (3)






                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME

                        (All amounts in thousands, except per common share data)



                                                               (Unaudited)                 (Unaudited)
                                                             Nine Months Ended          Three Months Ended
                                                         October 2,     October 3,    October 2,   October 3,
                                                             1999          1998          1999         1998
                                                         ----------    -----------    ---------    ---------
         NET SALES                                       $2,129,489    $ 1,925,128    $ 821,024    $ 703,905

              Cost of goods sold                          1,308,765      1,167,700      499,943      426,931
                                                         ----------    -----------    ---------    ---------
         GROSS PROFIT                                       820,724        757,428      321,081      276,974

              Selling, general & administrative expenses    597,268        545,074      216,044      179,926
                                                         ----------    -----------    ---------    ---------
         OPERATING INCOME                                   223,456        212,354      105,037       97,048

              Net interest and other income(expense)            486          7,392       (1,167)       1,749
                                                         ----------    -----------    ---------    ---------
         INCOME BEFORE PROVISION
              FOR INCOME TAXES                              223,942        219,746      103,870       98,797

              Provision for income taxes                     81,300         80,200       37,500       36,100
                                                         ----------    -----------    ---------    ---------
         NET INCOME                                      $  142,642    $   139,546    $  66,370    $  62,697
                                                         ==========    ===========    =========    =========
         WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                             62,852        65,782        61,357       65,319

         BASIC EARNINGS PER COMMON SHARE                      $2.27         $2.12         $1.08        $0.96

         WEIGHTED AVERAGE COMMON
              SHARES AND SHARE EQUIVALENTS
                   OUTSTANDING                               63,034        66,088        61,546       65,557

         DILUTED EARNINGS PER COMMON SHARE                    $2.26         $2.11         $1.08        $0.96

         DIVIDENDS PAID PER COMMON SHARE                      $0.23         $0.23         $0.11        $0.11



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         (4)




                                  LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (All dollar amounts in thousands)



                                                                             (Unaudited)
                                                                           Nine Months Ended
                                                                        October 2,    October 3,
                                                                           1999          1998
                                                                       ----------    ----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                               $  142,642    $  139,546
              Adjustments to reconcile net income to
                net cash provided by (used in) operating activities:
                Depreciation and amortization                              49,807        41,743
                Other - net                                                 4,559         8,161
                Change in current assets and liabilities:
                  (Increase)  in accounts receivable                     (247,640)     (245,245)
                  Decrease (increase) in inventories                       84,818       (11,730)
                  Decrease in deferred income tax benefits                  3,926         1,733
                  Decrease in other current assets                          6,564        18,661
                  (Decrease) in accounts payable                          (10,937)      (31,535)
                  Increase (decrease)  in accrued expenses                 20,034        (6,138)
                  Increase in income taxes payable                         32,404        17,344
                                                                       ----------    ----------
                    Net cash provided by (used in) operating activities    86,177       (67,460)


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of investment instruments                              --      (167,608)
              Disposals of investment instruments                          64,874       364,985
              Purchases of property and equipment                         (51,942)      (60,227)
              Purchases of equity interest, licenses and trademarks       (29,000)      (30,000)
              Purchases of new businesses and payment of related debt    (138,311)           --
              Other - net                                                  (4,492)      (12,865)
                                                                       ----------    ----------
                    Net cash (used in) provided by investing activities  (158,871)       94,285


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Short term borrowing, net                                    86,200            --
              Proceeds from exercise of common stock options                4,060        14,691
              Dividends paid                                              (21,292)      (22,107)
              Purchase of common stock, net of put warrant premiums      (150,010)      (93,522)
                                                                       ----------    ----------
                       Net cash used in financing activities              (81,042)     (100,938)


         EFFECT OF EXCHANGE RATE CHANGES ON CASH                              319        (1,210)
                                                                       ----------    ----------
         NET CHANGE IN CASH AND CASH EQUIVALENTS                         (153,417)      (75,323)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 164,659       138,185
                                                                       ----------    ----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   11,242    $   62,862
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

                                         (5)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

     1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current quarter's classifications.

          In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

     2. On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen sportswear lines. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying net assets of $19 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 25 years. The total amount of funds required to acquire the interest and refinance certain indebtedness was approximately $54 million. The fair value of assets acquired was $25 million and liabilities assumed were $6 million. After a 5-year period, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. The annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

     3. On June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc., whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The total purchase price consists of a cash payment made at closing of approximately $85 million, and an additional payment to be made on March 31, 2003 of at least $15 million, which may be increased to a maximum of $45 million based on the achievement of certain earnings targets. Excess purchase price over fair market value of the underlying net assets of $10 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 25 years. The fair value of assets acquired was $16 million and liabilities assumed were $6 million. The annual net sales of Lucky Brand Dungarees, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.


                                         (6)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


     4. Subsequent to the end of the third quarter, on November 2, 1999, the Company consummated the purchase of the entire equity interest of Podell Industries, Inc., whose core business consists of the Laundry by Shelli Segal apparel line. Laundry is marketed under the Laundry by Shelli Segal name primarily to select department and specialty stores. The total purchase price of Laundry, including the repayment of indebtedness was approximately $39 million, which may be increased to a maximum of approximately $42.5 million based on the achievement of certain earnings targets and other factors. The excess purchase price over the fair market value of the underlying net assets is being determined and will be allocated to goodwill and property based on preliminary estimates of fair values, and will be subject to adjustment. Goodwill will be amortized on a straight-line basis over 20 years. Annual net sales of Laundry in 1998 were approximately $78 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

     5. In August 1999, the Company consummated an exclusive license agreement with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute women's apparel products under the trademarks "KENNETH
          COLE", "KENNETH COLE NEW YORK", "REACTION KENNETH COLE", and "UNLISTED.COM". In addition, the Company consummated the purchase of one million shares of Kenneth Cole Productions Class A stock at a price of $29 per share. This amount is recorded as a component of other assets on the Consolidated Balance Sheet as of October 2, 1999. In October 1999, the Company entered into an additional license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell a new line of career and casual sportswear for the "better" market under a trademark, which will be a derivative of the DKNY brand name, to be determined. Consummation of this transaction is subject to review under the provisions of the Hart-Scott-Rodino Act and other customary closing conditions and is expected to close in the fourth quarter.

     6. In December 1998, the Company recorded a $27.0 million (pre-tax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring liability as of October 2, 1999 was $7.1 million. Of the $19.9 million expended for restructuring costs, $8.3 million was related to severance costs and $11.6 million to losses on contracts and write-off of certain assets related to the aforementioned closure of certain specialty retail stores. The majority of the remaining liabilities should be paid or settled during the 1999 fiscal year.


                                         (7)

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

                                                                 Nine Months Ended     Three Months Ended
                                                                 Oct. 2,    Oct. 3,     Oct. 2,    Oct. 3,
         (Dollars in thousands)                                   1999       1998        1999       1998
         ----------------------------------------------          --------   --------     -------    -------
         Comprehensive income, net of tax:
               Net income                                        $142,642   $139,546     $66,370    $62,697

               Foreign currency translation                           319     (1,210)        303       (447)

               Changes in unrealized gains or losses on
               securities                                            (177)      (680)       (360)      (775)

               Reclassification adjustment for gains or
               losses included in net income                         (300)      (523)         --         82
                                                                 --------   --------     -------    -------
         Comprehensive income, net of tax:                       $142,484   $137,133     $66,313    $61,557
                                                                 ========   ========     =======    =======








                                         (8)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


     8.   The   following  are   summaries  of   available-for-sale   marketable
          securities and maturities:

                                                        (Dollars in thousands)
                                                           October 2, 1999

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                   Cost       Gains   Losses        Value
                                                -------       ------  -------     ----------
         Equity securities                      $ 7,557       $ --    $ (278)     $ 7,279
                                                -------       ------   -------    ----------
                                                $ 7,557       $ --    $ (278)     $ 7,279
                                                =======       ======  ========    ==========


                                                        (Dollars in thousands)
                                                           January 2, 1999

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                   Cost       Gains   Losses        Value
                                                ---------     ------  -------    ----------
         Tax exempt notes and bonds             $ 152,104     $ 238   $   --      $ 152,342
         Money market preferreds                   40,000        --       --         40,000
         Commercial paper                           4,001         1       --          4,002
         Equity securities                          6,567       234       --          6,801
                                                ---------     ------  -------     ----------
                                                $ 202,672     $ 473   $   --      $ 203,145
                                                =========     =====   =======     ==========

                                                        (Dollars in thousands)
                                                           October 3, 1998

                                                                  Gross           Estimated
                                                                Unrealized          Fair
                                                   Cost       Gains   Losses        Value
                                                ---------     ------  -------     ----------
         Tax exempt notes and bonds             $ 69,193      $ 124   $   --      $ 69,317
         Commercial paper                          4,001          1       --         4,002
         Equity securities                         6,030         --     (487)        5,543
                                                ---------     ------  -------     ----------
                                                $ 79,224      $ 125   $ (487)     $ 78,862
                                                =========     ======  =======     ==========




          At  October 2, 1999,  January 2, 1999 and  October 3, 1998,  the above
          investments   included  $7,279,000,   $137,520,000,   and  $56,791,000
          respectively, which are classified as cash equivalents.

          For the nine month period ended October 2, 1999, gross realized gains on sales of available-for-sale securities totaled $751,000. For the nine month period ended October 3, 1998, gross realized gains on sales of available-for-sale securities totaled $1,209,000. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month period ended October 2, 1999 and October 3, 1998, was a charge of $477,000 (net of $275,000 in deferred taxes) and a charge of $1,196,000 (net of $699,000 in deferred income taxes), respectively, which was included in retained earnings.

                                         (9)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


     9. Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                 (Dollars in thousands)
                                           October 2,   January 2,   October 3,
                                              1999        1999         1998
                                           ---------    ---------    ---------
            Raw materials                  $ 13,021     $ 18,909     $ 14,470
            Work in process                  10,345        8,841       14,170
            Finished goods                  385,360      447,327      379,339
                                           ---------    ---------    ---------
                                           $408,726     $475,077     $407,979
                                           =========    =========    =========

    10.  Property and equipment - net
                                                 (Dollars in thousands)
                                           October 2,   January 2,   October 3,
                                              1999        1999         1998
                                           ---------    ---------    ---------
            Land and buildings             $134,548     $131,297     $132,288
            Machinery and equipment         240,960      199,769      181,564
            Furniture and fixtures           64,652       67,862       63,528
            Leasehold improvements          134,795      141,491      150,850
                                           ---------    ---------    ---------
                                            574,955      540,419      528,230
            Less: Accumulated depreciation
                     and amortization       299,424      283,057      284,224
                                           ---------    ---------    ---------
                                           $275,531     $257,362     $244,006
                                           =========    =========    =========



     11. In the first nine months of 1999, in connection with its stock repurchase program, put warrants on 500,000 shares of common stock were exercised and put warrants on 400,000 shares of common stock expired unexercised.

     12. On October 14, 1999, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on December 3, 1999 to stockholders of record at the close of business on November 12, 1999. Also, on October 14, 1999, the Company's Board of Directors authorized the Company to purchase up to an additional $450 million of its common stock in open market purchases and privately negotiated transactions.

                                        (10)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


     13. The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."

                                                         Nine Months Ended     Three Months Ended
                                                          Oct. 2,  Oct. 3,      Oct. 2,   Oct. 3,
         (Dollars in thousands)                            1999     1998         1999      1998
         ----------------------------------------------  --------  --------     -------   -------
         Net income                                      $142,642  $139,546     $66,370   $62,697
                                                         --------   -------     -------   -------
         Weighted average common
               Shares outstanding                          62,852    65,782      61,357    65,319

         Effect of dilutive securities:
               Stock options                                  172       297         189       160
               Put warrants                                    10         9          --        78
                                                         --------   -------     -------   -------
         Weighted average common
              Shares and common share equivalents          63,034    66,088      61,546    65,557
                                                         ========   =======     =======   =======


     14. During the nine months ended October 2, 1999 the Company made income tax payments of $40,488,000 and interest payments of $641,000. During the nine months ended October 3, 1998 the Company made income tax payments of $56,129,000.

     15. The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of October 2, 1999, the Company had forward contracts maturing through April 2000 to sell 18,000,000 Canadian dollars and contracts maturing through July 2000 to sell 5,000,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $20,500,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at October 2, 1999.




                                        (11)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

     16.  The  Company  has  three  segments:   Wholesale   Apparel,   Wholesale
          Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those trademarks. The Retail segment operates specialty retail and outlet stores that sell these apparel and non-apparel products to the public.

          The Company evaluates segment performance and allocates resources to segments based on operating profits or losses. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the Wholesale Apparel and Wholesale Non-Apparel segments are credited with their proportionate share of the operating profit generated by the Retail segment. The sales and profits credited to the wholesale segments from the Retail segment are eliminated in consolidation.

          The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                             For The Nine Months Ended October 2, 1999
                                        Wholesale    Wholesale                Corporate/
 (in thousands)                          Apparel    Non-Apparel    Retail   Eliminations    Total
 ----------------------------------     ----------  ------------  --------  ------------  ----------
 Revenue from external customers        $1,587,642    $229,093    $305,724     $7,030     $2,129,489

 Intercompany sales                        126,847      17,943          --   (144,790)            --

 Segment operating profit (loss)           184,036      36,722      36,861    (34,163)       223,456



                                             For The Nine Months Ended October 3, 1998
                                        Wholesale    Wholesale               Corporate/
 (in thousands)                          Apparel    Non-Apparel    Retail   Eliminations    Total
 ----------------------------------     ----------  ------------  --------  ------------  ----------
 Revenue from external customers        $1,409,334    $208,874    $303,493     $3,427     $1,925,128

 Intercompany sales                        151,736      16,963          --   (168,699)            --

 Segment operating profit (loss)           155,374      39,493      28,848    (11,361)       212,354


                                        (12)

                          LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


                                             For The Third Quarter Ended October 2, 1999
                                        Wholesale    Wholesale               Corporate/
 (in thousands)                          Apparel    Non-Apparel    Retail   Eliminations    Total
 ----------------------------------     ----------  ------------  --------  ------------  ----------
 Revenue from external customers        $607,181      $103,855    $107,181     $2,807      $821,024

 Intercompany sales                       36,528         5,314          --    (41,842)           --

 Segment operating profit (loss)          79,931        31,561      15,559    (22,014)      105,037



                                             For The Third Quarter Ended October 3, 1998
                                        Wholesale    Wholesale               Corporate/
 (in thousands)                          Apparel    Non-Apparel    Retail   Eliminations    Total
 ----------------------------------     ----------  ------------  --------  ------------  ----------
 Revenue from external customers        $505,229      $90,474     $107,205       $997      $703,905

 Intercompany sales                       56,901        5,886           --    (62,787)           --

 Segment operating profit (loss)          58,503       33,553       13,125     (8,133)        97,048


          The reconciling item to adjust segment operating profit to consolidated pre-tax income consists of net interest and other income (expense) generated by the Company's investment portfolio and the Company's short term borrowings, in the amount of $0.5 million and $7.4 million for the first nine months of 1999 and 1998, respectively, and ($1.2) million and $1.7 million for the third quarter of 1999 and 1998, respectively.













                                        (13)

                          LIZ  CLAIBORNE, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

     17. On September 30, 1997, a putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed in the United States District Court for the Southern District of New York by three current and former employees of Mademoiselle Knitware, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, against the Company and three labor unions- the Union of Needletrades, Industrial and Textile Employees ("UNITE"), Unite Local 23-25, which represents a substantial number of the Company's employees and Unite Local 155, which represents Mademoiselle employees. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants moved to dismiss the employee complaint for failure to state a claim for relief. On August 18, 1998, the Court issued an opinion dismissing all of the claims against the Company, including the claim under
          Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the Complaint. The Company responded and the matter was fully briefed and submitted to the Court on October 30, 1998. On December 31, 1998, the Court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiffs' motion for leave to amend. In that same opinion, the Court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants. In June, 1999, the remaining union defendants filed a motion for summary judgment dismissing the claims against them. On August 31, 1999, the Court granted the union defendants' summary judgment motion and thereafter entered a final judgment dismissing the amended complaint, triggering plaintiffs' right to appeal from all prior orders. On September 27, 1999, the plaintiffs filed a notice of appeal and thereafter filed a pre-argument statement raising issues related to the claims against the union defendants. No briefing schedule has been set.

          The Company believes that if the plaintiffs in Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees pursue an appeal with respect to the dismissal of claims against the Company, that appeal will lack merit and the Company intends to vigorously defend such an appeal. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of this litigation should not have a material adverse effect on the Company's results of operations or financial position.


                                        (14)

                       LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          RESULTS OF OPERATIONS

          Effective with our 1998 fiscal year, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain financial statement footnote disclosure as to our business segments, which are Wholesale Apparel, Wholesale Non-Apparel and Retail. All discussion with respect to our specific segments included within this "Management Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 16 of Notes to Consolidated Financial Statements.

          Third quarter ended October 2, 1999 compared to third quarter ended October 3, 1998

          Net sales for the third quarter of 1999 were $821.0 million, an increase of $117.1 million, or 16.6%, over net sales of $703.9 million for the third quarter of 1998. This increase reflected a 14.5% increase in our Wholesale Apparel segment to $643.7 million and an increase of 13.3% in Wholesale Non-Apparel to $109.2 million. Our Retail net sales for the third quarter of $107.2 million were essentially flat to last year. The third quarter typically represents the Company's highest sales quarter in each year, reflecting normal seasonal variations.

          The increase in net sales of Wholesale Apparel primarily reflected the inclusion of sales of our Segrets business acquired on February 12, 1999 (see Note 2 of Notes to Consolidated Financial Statements), and our Lucky Brand Dungarees business acquired on June 8, 1999 (see Note 3 of Notes to Consolidated Financial Statements). Our Special Markets and DKNY(R) JEANS and DKNY(R) ACTIVE businesses also significantly contributed to our quarterly sales increase, in each case due to both higher volume and higher average unit selling prices. The increase also reflected increased sales in our Casual, and to a lesser extent, our Men's and ELISABETH businesses, in each case due primarily to higher unit volume. These gains were partially offset by sales declines in our Career business due primarily to lower average unit selling prices, as well as lower sales in our DANA BUCHMAN and Dress businesses due primarily to unit volume, in each case reflecting weakness in demand. The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, which successfully launched the licensed Candies brand fragrance in the third quarter, and to a lesser extent, our jewelry business, principally reflecting higher unit volume. These gains were partially offset by declines in our handbag and fashion accessories businesses, due primarily to lower average unit selling prices. The sales increases in our Wholesale Apparel and Wholesale Non-Apparel segments also reflected the accelerated liquidation of excess inventories in the quarter. Sales in our Retail segment were essentially flat to last year as increased Outlet store sales were offset by a planned decline in our Specialty Retail store sales. Our Outlet stores achieved a high single-digit sales increase, reflecting 32 new stores on a period-to-period basis, partially offset by a mid single-digit comparable store sales decrease, reflecting primarily in-store inventories being nearly 5% below last year levels. The expected decline in our Specialty Retail store sales reflected the closure of 30 under-performing stores during 1999, offset by a high single-digit comparable store sales increase in the quarter.

                                        (15)

          Gross profit dollars increased $44.1 million, or 15.9%, in 1999 over 1998. Gross profit as a percent of sales decreased to 39.1% in 1999 from 39.3% in 1998; this result principally reflected accelerated liquidation of excess inventories mentioned above, which adversely affected our gross profit percentage. The decline in our gross profit rate also reflected higher markdown allowances in our Wholesale Non-Apparel segment, offset by lower markdown allowances and higher going-in margins in our Wholesale Apparel segment, and a lower percentage of sales represented by our Retail segment, which generates a higher gross profit rate than the Company average.

          Selling, general and administrative expenses ("SG&A") increased $36.1 million, or 20.1% in 1999 over 1998. These expenses as a percent of sales increased to 26.3% in 1999 from 25.6% in 1998. The 1999 dollar increase was due to promotional costs associated with the launch of the Candies fragrance, higher performance-based compensation expense relative to last year's third quarter's depressed levels, and an increase in our depreciation costs. Also, additional operating expenses related to our Segrets, Lucky Brand Dungarees, DKNY(R)JEANS and DKNY(R) ACTIVE businesses, the expansion of our Outlet and Special Markets businesses, and increased distribution costs to support our sales growth contributed to the above dollar increase. The dollar increase was moderated by lower SG&A in our other Wholesale Apparel businesses, and lower Specialty Retail costs principally due to the store closures mentioned above. The increase in SG&A expressed as a percent of sales was primarily driven by increased promotional costs associated with the Candies fragrance launch mentioned above. The increase was partially offset by the positive leverage we obtain from adding incremental sales to our essentially fixed corporate overhead base, lower employee and related costs (other than performance-based compensation expense) as a result of headcount reductions, and increased penetration of our Special Markets brands, which are supported by lower SG&A levels.

          As a result of the factors described above, period-to-period operating income increased $8.0 million, or 8.2%, to $105.0 million in 1999, and operating income as a percent of sales declined to 12.8% in 1999 compared to 13.8% in 1998. Segment operating profit in Wholesale Apparel increased $21.4 million to $79.9 million (12.4% of sales) in 1999 compared to $58.5 million (10.4% of sales) in 1998, principally reflecting improvement in our Casual and Special Markets businesses, as well as significant contributions from our new Lucky Brand Dungarees and Segrets businesses and our DKNY(R)JEANS and DKNY(R) ACTIVE businesses. Operating profit in our Wholesale Non-Apparel segment decreased $2.0 million to $31.6 million (28.9% of sales) in 1999 compared to $33.6 million (34.8% of sales) in 1998, primarily reflecting higher markdowns in our handbag business. Segment operating profit in Retail increased $2.4 million to $15.6 million (14.5% of sales) in 1999 compared to $13.1 million (12.2% of sales) in 1998, principally reflecting increased profit dollars from our Outlet stores with 32 new stores on a period-to-period basis and an increase in our Specialty Retail store profits.

          Net interest and other income in the third quarter declined by $2.9 million to expense of $1.2 million compared to income of $1.7 million in 1998. This decline resulted from a decrease in our average cash and marketable securities portfolio due primarily to the acquisitions of Segrets and Lucky Brand Dungarees, our ongoing stock repurchase program, and ongoing investment in fixed assets.

          For the third quarter our effective income tax rate declined from 36.5% to 36.1%.

                                        (16)

          Net income increased $3.7 million in 1999 to $66.4 million and declined as a percent of net sales to 8.1% in 1999 from 8.9% in 1998, due to the factors described above. Diluted earnings per common share increased 12.5% to $1.08 in 1999 from $0.96 in 1998, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 1999. Our average diluted shares outstanding declined by 1.9 million in the third quarter to 61.5 million as a result of our ongoing stock repurchase program. We purchased 2.968 million shares during the third quarter for $113.5 million. Since the end of the third quarter, the Company's Board of Directors has authorized the Company to purchase up to an additional $450 million of its common stock in open market purchases and privately negotiated transactions. As part of this authorization, since the end of the third quarter, we have purchased an additional 1.0 million shares for $39.8 million. As of November 12, 1999, we have $410.2 million remaining in our buyback authorization.

          Nine months ended October 2, 1999 compared to nine months ended October 3, 1998

          Net sales for the nine months of 1999 were $2,129.5 million, an increase of $204.4 million, or 10.6%, over net sales of $1,925.1 million for the nine months of 1998. This increase reflected a 9.8% increase in Wholesale Apparel to $1,714.5 million, an increase of 9.4% in Wholesale Non-Apparel to $247.0 million, and an increase of 0.7% in Retail to $305.7 million.

          The increase in net sales of Wholesale Apparel primarily reflected increases in our Special Markets and DKNY(R) JEANS and DKNY(R) ACTIVE businesses, as well as the inclusion of sales of our recently acquired Segrets and Lucky Brand Dungarees businesses. The increase also reflected higher sales in our Casual, Men's and ELISABETH businesses in each case due primarily to higher unit volume partially offset by lower average unit selling prices. These gains were partially offset by sales declines in our Career, DANA BUCHMAN, and Dress businesses, in each case reflecting lower unit volume and lower average unit selling prices reflecting a weakness in demand. The increase in our Wholesale Non-Apparel segment was due primarily to increased sales in our Cosmetics business, which successfully launched the Candies brand fragrance in the third quarter, and our jewelry business principally reflecting higher unit volume. These increases were somewhat offset by lower sales in our handbag business principally due to lower average unit selling prices. The increase in our Retail segment was due to a 10.4% increase in our Outlet store sales, reflecting 32 new stores on a period-to-period basis. This was partially offset by a decline in our Specialty Retail store sales resulting primarily from the closure of 30 under-performing stores, and a low single-digit comparable store sales decline in our Liz Claiborne stores, slightly offset by a low single-digit comparable store increase in our ELISABETH stores.

          Gross profit dollars increased $63.3 million, or 8.4%, in 1999 over 1998. Gross profit as a percent of sales decreased to 38.5% in 1999 from 39.3% in 1998. The decrease in gross profit as a percent of sales from last year was primarily due to the aforementioned change in the percentage of sales represented by our Specialty Retail businesses, as well as higher markdowns in our Wholesale Apparel and Wholesale Non-Apparel businesses, partially offset again by higher going-in margins in our Wholesale Apparel segment.

                                        (17)

          SG&A increased $52.2 million, or 9.6%, in 1999 over 1998. These expenses as a percentage of sales declined to 28.0% in 1999 from 28.3% in 1998. The 1999 dollar increase was due primarily to promotional costs associated with the launch of the Candies brand fragrance, higher performance-based compensation expense in the third quarter, as well as additional operating expenses related to our new Segrets, Lucky Brand Dungarees, and DKNY(R) JEANS and DKNY(R) ACTIVE businesses, the expansion of our Special Markets and Outlet businesses, and increased information systems and depreciation costs related to our transformation initiatives. These dollar increases were moderated by lower SG&A in our other Wholesale Apparel businesses, and lower Specialty Retail costs principally due to the store closures mentioned above. The improvement in the SG&A rate was primarily driven by the positive leverage we obtain from adding incremental sales to our essentially fixed corporate overhead base, lower employee and related costs (other than performance-based compensation expense) as a result of headcount reductions, and increased penetration of our Special Markets brands, which are supported by lower SG&A levels.

          As a result of the factors described above, period-to-period operating income increased $11.1 million, or 5.2% to $223.5 million in 1999 and operating income as a percent of sales declined to 10.5% in 1999 compared to 11.0% in 1998. Segment operating profit in Wholesale Apparel increased $28.6 million to $184.0 million (10.7% of sales) in 1999, compared to $155.4 million (10.0% of sales) in 1998. The dollar increase was principally due to improved profitability in our Casual and Special Markets businesses. Operating profit in Wholesale Non-Apparel decreased $2.8 million to $36.7 million (14.9% of sales) in 1999, compared to $39.5 million (17.5% of sales) in 1998, reflecting primarily higher markdowns in our handbag business. Segment operating profit in Retail increased $8.1 million to $36.9 million (12.1% of sales) in 1999, compared to $28.8 million (9.5% of sales) in 1998. This increase principally reflected increased profit dollars from our Outlet stores, with 32 new stores on a period-to-period basis and an increase in our Specialty Retail store profits.

          Net interest and other income for the nine months declined by $6.9 million to $0.5 million in 1999 compared to $7.4 million in 1998. This decline in net interest income resulted from a decrease in our average cash and marketable securities portfolio due primarily to the acquisition of Segrets and Lucky Brand Dungarees, our ongoing stock repurchase program, and investment in fixed assets.

          For the nine months our effective income tax rate declined to 36.3% from 36.5% last year as a result of the third quarter reduction of the effective tax rate to 36.1%.

                                        (18)

          Net income increased $3.1 million in 1999 to $142.6 million and declined as a percent of net sales to 6.7% in 1999 from 7.2% in 1998, due to the factors described above. Diluted earnings per common share increased 7.1% to $2.26 in 1999 from $2.11 in 1998, reflecting a lower number of average outstanding common shares and share equivalents in 1999. Our average diluted shares outstanding declined by 2.8 million for the nine months to 63.0 million as a result of our ongoing stock repurchase program. We purchased 3.978 million shares during the nine months for $150.0 million.

          The Company has previously announced that the growth of our existing portfolio, combined with our 1999 strategic business initiatives, makes us optimistic about our ability to achieve a low double-digit sales increase and 10% EPS growth in 2000.


          FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

          We ended the third quarter with $11.2 million in cash and marketable securities, versus $84.9 million last year, and $86.2 million in debt compared to virtually none last year. This reduction in cash flow over the last twelve months is primarily attributable to our expenditure of $138 million for purchase price payments in connection with the acquisitions of Segrets and Lucky Brand Dungarees, $171.6 million for the repurchase of common stock, $75.0 million for capital expenditures primarily related to our warehouse automation and information system initiatives, as well as $29.0 million for our 7% equity investment in Kenneth Cole Productions. This was partially offset by increased cash from operations including a $ 176.4 million increase in cash flow as a result of a reduction in working capital over the last twelve months. Our borrowings peaked at $144.2 million during the quarter.

          Net cash provided by operating activities for the nine months of 1999 was $86.2 million, compared to net cash used of $67.5 million in 1998. This $153.7 million improvement in cash flow reflected significantly improved working capital; specifically, year over year increases in the amount of cash generated by changes in our inventory levels and accounts payable. Our accounts receivable ended the quarter at $508.9 million, up 19.3% over last year. Approximately 30% of this increase was driven by the assumption of accounts receivable in the acquisitions of Segrets and Lucky Brands with the balance reflecting increased sales as compared to the same period last year.

          Inventories at October 2, 1999 were $408.7 million, virtually flat to last year. Increased stock levels to support sales increases in our DKNY(R) JEANS, DKNY(R) ACTIVE and Special Markets businesses, and the additional inventory of the acquired Segrets and Lucky Brand Dungarees businesses have been entirely offset by lower inventory levels in the balance of our wholesale business.

                                        (19)

          Net cash used in investing activities was $158.9 million in 1999, compared to net cash provided by investing activities of $94.3 million in 1998. The $253.2 million year over year decrease in cash flow reflected the 1999 acquisition costs of our 84.5% interest in Segrets, our 85% interest in Lucky Brand Dungarees, and our 7% equity investment in Kenneth Cole Productions, compared to our acquisition of the DKNY(R) JEANS and DKNY(R) ACTIVE license in 1998.

          Net cash used in financing activities was $81.0 million in 1999, compared to $100.9 million in 1998. This $19.9 million year over year improvement in cash flow reflected net borrowings of $86.2 million in fiscal 1999, partially offset by an increase of $56.5 million in the amount expended for stock purchases.

          Our anticipated capital expenditures for the full year 1999 approximate $85 million, of which $51.9 million has been expended through October 2, 1999. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 32 outlet stores and 12 ELISABETH specialty retail stores. In addition, we anticipate spending approximately $25 million on in-store concept shops for the full year of 1999. Capital expenditures, in-store shops and working capital cash needs will be financed through available cash and marketable securities, net cash provided by operating activities and bank lines of credit. Bank lines of credit were $558 million at October 2, 1999 and $425 million at year end 1998 and are available to finance cash needs and letters of credit. At October 2, 1999, we had outstanding letters of credit of $236 million. We expect to be able to continue to adjust these lines as required. The Company is in the process of finalizing a $600 million commercial paper financing, which will be used to fund the Company's growth initiatives, share repurchases and seasonal changes in working capital. The facility will be supported by a $600 million, 364 day bank facility.

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

                                        (20)

          In 1996, we commenced a comprehensive upgrade of our management information systems, which involves substantial changes to our present computer systems and software, and is expected to provide certain competitive benefits and result in our information systems being year 2000 compliant upon completion. Currently, all such systems are in various stages of implementation. Management currently expects that full implementation of the changes will involve a commitment of approximately $75-$80 million over the four year period ending with year-end 1999. Approximately $60 million of such amount is in the form of capital expenditures, while the remaining $15-$20 million will be expensed as incurred. As of October 2, 1999, capital expenditures related to the project totaled $53 million and an additional $15 million was expensed as incurred. Approximately $7 million in capital expenditures and approximately $3 million in expenses are expected to be incurred for the remainder of 1999 for this project. Testing and initial implementation of a significant portion of the systems upgrade are completed and the remaining components are expected to be completed by the end of 1999. The fourth quarter of 1999 marks a critical phase of our rollout of our order management, allocation and shipping systems. Although we believe that ultimately the year 2000 issue will not adversely affect our business, failure to successfully complete and implement our systems upgrade on a timely basis could have a material adverse affect on our operations and results. There can be no assurance that our systems and software will be rendered year 2000 compliant in a timely manner, or that we will not incur significant unforeseen additional expenses to assure such compliance.

          Formal communications with all major suppliers of goods and services, and customers to determine the extent to which we are vulnerable to the failure of their products or their failure to remediate their own year 2000 product and/or other issues, are well underway. To date, all critical suppliers have responded, none of which have raised any year 2000 issues that we believe will have a material adverse effect on us. Additionally, we have completed an inspection of key factory sites throughout the world to validate prior supplier compliance statements. We are engaged in the assessment of the vulnerability to government authorities' failure to remediate their year 2000 issues. Our estimated project costs and timetables are based on presently available information, and include our assessment of the abilities of these third parties to address the issue effectively. We are currently not aware of any year 2000 issues related to third parties which we believe would have a material adverse effect on us. There can be no assurance, however, that the systems and/or products of other companies or governmental authorities on which we rely will be converted in a timely manner, or that a failure to successfully convert by a third party, or a conversion that is incompatible with our systems or software, would not have a material impact on our operations.

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


                                        (21)

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

          CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

          We currently  have no long-term  debt,  and have  financed our capital needs through available cash and marketable securities, future earnings and bank lines of credit. Our exposure to market risk for changes in interest rates has primarily been in our short-term borrowings. The Company is in the process of finalizing a $600 million commercial paper financing, which will be used to fund the Company's growth initiatives, share repurchases and seasonal changes in working capital. The facility will be supported by a $600 million, 364 day bank facility. We reduce the risks associated with changes in foreign currency rates by entering into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. The market risk associated with our foreign currency exposure has not changed materially since January 2, 1999.


          PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          On September 30, 1997, a putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, was filed in the United States District Court for the Southern District of New York by three current and former employees of Mademoiselle Knitware, Inc. ("Mademoiselle"), a former knitgoods supplier for the Company, against the Company and three labor unions - the Union of Needletrades, Industrial and Textile Employees ("UNITE"), Unite Local 23-25, which represents a substantial number of the Company's employees and Unite Local 155, which represents Mademoiselle employees. An amended complaint (the "employee complaint") was filed on October 15, 1997. The employee complaint, brought on behalf of a purported class of 600 current and former Mademoiselle employees, seeks $30 million in damages supposedly owed to the employees as alleged third-party beneficiaries of either the 1992-1998 alleged production agreement on which Mademoiselle also sued, or of a supposed parallel agreement with Local 23-25; an injunction requiring the Company to provide orders for knitgoods to Mademoiselle through June 1998; and the imposition of "a constructive trust" on certain liquidated damage payments made by the Company to UNITE in May 1997 -- payments the employee complaint, contends violated Section 302 of the National Labor Relations Act. The Company and the union defendants moved to dismiss the employee complaint for failure to state a claim for relief. On August 18, 1998, the Court issued an opinion dismissing all of the claims against the Company, including the claim under
          Section 302 of the NLRA brought jointly against the Company and the unions. On September 2, 1998, plaintiffs moved for reargument of the dismissal of the contract claims against the Company or, alternatively, for leave to amend the Complaint. The Company responded and the matter was fully briefed and submitted to the Court on October 30, 1998. On December 31, 1998, the Court issued an opinion granting reargument but adhering to its original determination dismissing the contract claims against the Company and denying plaintiffs' motion for leave to amend. In that same opinion, the Court granted class certification with respect to the claims remaining in the case, which are pending only against various of the union defendants. In June, 1999, the remaining union defendants filed a motion for summary judgment dismissing the claims against them. On August 31, 1999, the Court granted the union defendants' summary judgment motion and thereafter entered a final judgment dismissing the amended complaint, triggering plaintiffs' right to appeal from all prior orders. On September 27, 1999, the plaintiffs filed a notice of appeal and thereafter filed a pre-argument statement raising issues related to the claims against the union defendants. No briefing schedule has been set.
                                        (22)

          The Company believes that if the plaintiffs in Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees pursue an appeal with respect to the dismissal of claims against the Company, that appeal will lack merit and the Company intends to vigorously defend such an appeal. Although the outcome of any such litigation or claim cannot be determined with certainty, management is of the opinion that the final outcome of this litigation should not have a material adverse effect on the Company's results of operations or financial position. See Note 17 of Notes to Consolidated Financial Statements.

          In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising. It seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. On September 29, 1999, the District Judge in California transferred venue of that action to the District of Hawaii. Although the Company sources products in Saipan, it has not been named as a defendant in any of these suits. The Company has, however, received indications from counsel for the plaintiffs that they are considering adding a number of additional apparel companies, including the Company, as defendants in one or more of the actions. The Company is reviewing the allegations in the various actions. At this preliminary stage it is not in a position to evaluate the likelihood of its being named as a defendant in one or more of the actions, or, if it were named, the likelihood of a favorable or unfavorable outcome.

          Item 5. Statement Regarding Forward-Looking Disclosure

          Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 1999 or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions, referred to below, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and are indicated by words or phrases such as "anticipate", "estimate", "project", "management expects", "the Company believes", "is or remains optimistic" or "currently envisions" and similar words or phrases. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

                                        (23)

          These factors include, among others, changes in regional, national, and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; uncertainties relating to the Company's ability to successfully implement its growth strategies; the risks associated with the Company's information systems upgrade (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue/Information System Upgrade"; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1999 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.




          Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

             27    Financial Data Schedule as of October 2, 1999.

          (b) The Company did not file any reports on Form 8-K in the quarter.

                                        (24)

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             November 16, 1999

                         LIZ CLAIBORNE, INC.


By: /s/ Richard F. Zannino                  By: /s/ Elaine H. Goodell
    ----------------------                      ---------------------
    RICHARD F. ZANNINO                          ELAINE H. GOODELL
    Senior Vice President - Finance             Vice  President  -  Corporate
    & Administration and Chief Financial        Controller and Chief Accounting
    Officer                                     Officer
    (principal financial officer)               (principal accounting officer)













                                        (25)