Form 10-K405
period 2000-01-01
CLAIBORNE LIZ INC
filed 2000-03-31
CIK 352363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

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

     Yes  __X___      No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 17, 2000, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $2,552,193,002.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 17, 2000: 55,174,526 shares.

                      Documents Incorporated by Reference:
     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000 - Part III.

                                     PART I
ITEM 1.   BUSINESS.

OVERVIEW

     Liz Claiborne, Inc. designs and markets an extensive range of branded women's and men's fashion apparel and accessories, appropriate for occasions ranging from casual to dressy. The Company also markets fragrances for women and men. The Company's brands include CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, EMMA JAMES, FIRST ISSUE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND, RUSS, SIGRID OLSEN and VILLAGER. In addition, the Company holds exclusive licenses to design, produce, market and sell DKNY(R) JEANS and DKNY(R) ACTIVE men's, junior's and women's sportswear, jeanswear and activewear in the Western Hemisphere, women's apparel products under the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks in North America and certain countries in Central and South America and CANDIE'S fragrance, cosmetic and beauty products worldwide.

     Products are manufactured to the Company's specifications in the United States and abroad and are marketed through leading department and specialty stores, mass merchandisers, national chains and other channels in the United States, Canada, Europe, Asia, and Central and South America. The Company believes that it is the largest "better" women's branded apparel company in the United States. Generally, the Company's sportswear products are conceived and marketed as "designer" items, but are priced in the "better" apparel range. The Company also offers products at "bridge" and "moderate" price points.

     At March 17, 2000, the Company's order book reflected unfilled customer orders for approximately $785 million of merchandise, as compared to approximately $862 million at February 26, 1999. Substantially all such orders will be filled within the 2000 fiscal year. Order book data at any given date is materially affected by the timing of recording orders and of shipments and seasonal factors. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

     As used herein, the term "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

     In order to reach a broad spectrum of consumers, the Company offers an array of products under its portfolio of brands through a variety of distribution channels at a broad range of price points. In its product offerings the Company seeks to provide versatility to consumers in terms of individual items, price points and key item classifications.

     The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. In addition, the Company licenses to third parties the right to manufacture, market and sell at wholesale selected products bearing the Company's trademarks. Wholesale Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers women's and men's apparel under various trademarks owned or licensed by the Company. Wholesale Non-Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers accessories, cosmetics and jewelry products under various trademarks owned or licensed by the Company. Retail consists of businesses that sell merchandise designed and manufactured by the Wholesale Apparel and Wholesale Non-Apparel segments to the public through Company-operated specialty retail and outlet stores, as well as leased departments.

     Wholesale Apparel. The Company offers a variety of women's and men's apparel products through its apparel business. Substantially all products in each sportswear collection are sold at retail as separate items.

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

     The ELISABETH business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under the Company's ELISABETH and ELISABETH-LIZ & CO. trademarks. In March 1999, the Company introduced a line of large-sized denim and denim-related sportswear under the ELISABETH-INDIGO trademark. Shipping commenced in the second quarter of 1999.

     The CLAIBORNE business offers men's business-casual wear, sportswear and dress shirts under the CLAIBORNE trademark.

     The Career (COLLECTION) business offers professional careerwear with desk-to-dinner versatility in misses and petite sizes under the LIZ CLAIBORNE trademark.

     The DANA BUCHMAN business offers collections of products for the women's "bridge" market (the market between the "better" and "designer" markets) with elegant styling in distinctive fabrics, in misses, large and petite sizes under the Company's DANA BUCHMAN trademark and a line of "upscale" specialty store products under the DANA BUCHMAN LUXE trademark. In September 1999, the Company introduced a line of fashion forward specialty store casual products under the DANA BUCHMAN INTUITION trademark, with shipping commencing in February 2000.

     The Special Markets business offers women's updated career and casual clothing at more moderate prices under five Company trademarks: EMMA JAMES (related separates for the casual workplace, sold in department stores nationally), VILLAGER (relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE (relaxed career and everyday wear, sold exclusively in Sears department stores), RUSS (casual separates, sold in Wal-Mart stores), and CRAZY HORSE (casual separates, sold exclusively at J.C. Penney stores). See "Competition; Certain Risks" below.

     The Company holds the exclusive license to design, produce, market and sell men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale in the Western Hemisphere. DKNY(R) JEANS products commenced shipping in the first quarter of 1998; DKNY(R) ACTIVE products commenced shipping in the first quarter of 1999. In October 1999, the Company consummated an additional exclusive license agreement covering a line of women's career and casual sportswear for the "better" market, under a trademark, to be determined, which is expected to be a derivative of the DKNY(R) trademark. Shipping of this line is anticipated to commence in early 2001.

     In October 1999, the Company increased its equity interest in Segrets, Inc. ("Segrets") to 87.5%, from the 84.5% acquired in February 1999, by purchasing stock held by a former Segrets stockholder. Segrets offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID OLSEN WOMAN and SIGRID OLSEN PETITES.

     Each of the above businesses presented four seasonal collections during 1999, except DANA BUCHMAN which presented three seasonal collections.

     In June 1999, the Company completed the purchase of 85% of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky"). Lucky offers women's and men's denim-based sportswear under the LUCKY BRAND, HOT PINK and TRIPLE XXX brand names.

     In August 1999, the Company consummated a license agreement with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute, in North America and certain countries in Central America and South America, "better" women's contemporary sportswear under the KENNETH COLE NEW YORK label, with shipping anticipated to commence in the third quarter of 2000. The license includes the right to manufacture, design, market and distribute a junior-sized apparel line under the UNLISTED.COM label and a women's status denim and sportswear line under the REACTION KENNETH COLE label, each of which is anticipated to be launched in 2001.

     In November 1999, the Company acquired all of the equity interest of Podell Industries, Inc., which owns all of the assets comprising Laundry ("Laundry"). Laundry offers contemporary womens' sportswear and dresses under the LAUNDRY BY SHELLI SEGAL label, primarily to select department and specialty stores. In addition, Laundry offers a smaller collection of products under the SHELLI SEGAL label to a limited number of doors.

     For further information regarding the Segrets, Lucky, and Laundry businesses, see Note 2 of Notes to Consolidated Financial Statements. For further information regarding the DKNY and Kenneth Cole arrangements, see Note 3 of Notes to Consolidated Financial Statements.

     In February 2000, the Company licensed the Liz Claiborne and Elisabeth dress businesses to Leslie Fay Marketing, Inc., a subsidiary of the Leslie Fay Company. The Company will continue to produce dresses as part of the collection, LIZSPORT, LIZWEAR, LIZ & CO. and ELISABETH sportswear lines. See Note 19 of Notes to Consolidated Financial Statements.

     Wholesale Non-Apparel. The Company offers a wide variety of accessory products through its handbag/small leather goods, fashion accessories and jewelry businesses, primarily under the LIZ CLAIBORNE trademark. These offerings mirror major fashion trends and are intended to complement many of the Company's other product lines. The Company phased out its DANA BUCHMAN accessories line in 1999.

     The Company's cosmetics business offers fragrance and bath and body-care products under the Company's LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN, CLAIBORNE SPORT, CURVE (for women and men), and LIZSPORT trademarks. The Company holds the exclusive license to manufacture, market, distribute and sell worldwide a collection of CANDIE'S fragrances, cosmetics and beauty products; shipping of CANDIES products commenced in the third quarter of 1999.

     Retail. The Company operates specialty retail stores located throughout the United States, which carry solely Company products. At March 17, 2000, the Company operated a total of 99 retail stores: 33 LIZ CLAIBORNE stores, 44 ELISABETH large-size apparel stores, 2 CLAIBORNE men's stores, 5 Dana Buchman stores, 2 DKNY(R) JEANS stores, 12 LUCKY BRAND DUNGAREES stores, and one LAUNDRY BY SHELLI SEGAL store. The LIZ CLAIBORNE flagship store, an approximately 17,000 square foot facility, is located on Fifth Avenue in New York City. The other stores range in size from 1,300 to 12,000 square feet. During 1999, the Company closed a number of underperforming specialty retail stores. See Note 10 of Notes to Consolidated Financial Statements.

     At March 17, 2000, the Company operated 144 outlet stores in the United States, virtually all of which are located in "outlet centers" comprised primarily of manufacturer-operated stores. In Western Europe, the Company's sales are made primarily through leased departments, or concessions.

     Licensing. The Company has sixteen license arrangements pursuant to which third party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by the Company, the present terms of which (not including renewal terms) expire at various dates through 2010. Current licenses cover women's career, casual and sport shoes; dresses; home furnishing products; women's and men's outerwear; women's swimwear and related merchandise; women's intimate apparel; women's and men's ophthalmic frames for prescription eyewear; women's and men's sunglasses and readers; men's tailored clothing; men's accessories; men's formalwear and accessories; men's and boys' neckwear; tabletop products; boys' apparel; children's apparel; and women's sleepwear apparel. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

SALES AND MARKETING

     The Company's wholesale sales are made primarily to department store chains and specialty store customers throughout the United States. Retail sales are made through the Company's own retail stores and outlet stores, as well as to international customers, military exchanges and other outlets.

     At 1999 year-end, Company products were being sold in over 70 markets outside the United States. In Canada, the Company operates a wholesale business which sells primarily to department store chains and specialty stores. During 1999, the Company continued its LIZ CLAIBORNE, DANA BUCHMAN, EMMA JAMES and DKNY(R) JEANS product distribution, and further expanded the distribution of VILLAGER product, in Canada. The Company's sales in Western Europe are conducted primarily through leased departments, or concessions, and are concentrated in the United Kingdom and Spain, with additional concessions in Denmark, Belgium, Ireland and France.

     In other international markets, the Company operates principally through retail store licenses with third parties and dedicated department store shops. The Company has a joint venture with Jusco Co. Ltd. to open and operate free-standing stores and department store shop-in-shops in Japan under the LIZ CLAIBORNE and DANA BUCHMAN marks. Two Liz Claiborne stores opened in Japan in the fourth quarter of 1999. Under a separate arrangement, Jusco Co. Ltd. will manufacture customized EMMA JAMES branded apparel for sale in Japan and will open and operate department store shop-in-shops under the EMMA JAMES trademark. At year-end 1999, international retail operations were comprised of 109 licensed stores and dedicated department store shop-in-shops in 27 countries.

     Approximately 84% of 1999 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 15% of 1999 and 1998 sales, no single customer accounted for more than 6% of 1999 or 1998 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 1999 by The May Department Stores Company accounted for approximately 16% of 1999 and 18% of 1998 sales, and sales to the eight department store customers which were owned at year-end 1999 by Federated Department Stores, Inc.

accounted for approximately 17% of 1999 and 1998 sales. See Note 8 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms.

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

     During 1999, the Company continued to expand its in-store sales, marketing and merchandising programs designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain the Company's merchandise presentation standards. The LIZEDGE program services the Company's LIZ CLAIBORNE and ELISABETH apparel brands by training sales associates on suggested selling, product, merchandise presentation and client development strategies. The Company's men's, DANA BUCHMAN, DKNY(R) JEANS, Laundry and accessories businesses have service and merchandising programs similar to LIZEDGE.

     In 1999, the Company further expanded its program designed to enhance the presentation of the Company's products on retail selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. At year-end 1999, over 1,400 LIZVIEW shops were installed in more than 800 stores, representing over 1,800,000 square feet of upgraded selling space for LIZ CLAIBORNE brands. In addition, at year-end 1999, approximately 400 accessories, 400 CLAIBORNE, 13 DANA BUCHMAN, 70 EMMA JAMES and 800 DKNY(R) JEANS shops were installed in department stores. Furthermore, at year-end 1999, approximately 1,100 CRAZY HORSE shops were installed in JC Penney stores and approximately 175 FIRST ISSUE shops were installed in SEARS stores. In 2000, the Company plans to install, in the aggregate, approximately 3,000 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     The Company spent approximately $40 million on national advertising in 1999; current plans call for 2000 national advertising expenditures of a comparable amount. This compares with approximately $32 million spent in 1998. In addition, the Company maintains cooperative advertising programs under which it generally shares the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $64 million in 1999, compared with $57 million in 1998.

     The Company maintains a consumer website (www.lizclaiborne.com) which provides information on LIZ CLAIBORNE and ELISABETH branded apparel and accessories products. In addition, the Company maintains a consumer website (www.luckybrandjeans.com) which provides information on LUCKY BRAND branded apparel and offers a selection of LUCKY BRAND apparel for sale directly to consumers.

MANUFACTURING

     The Company does not own any product manufacturing facilities; all of its products are manufactured in accordance with its specifications through arrangements with independent suppliers.

     A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and, therefore, must obtain quota from its suppliers and vendors. During 1999, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 35 different countries, including China, Saipan, the Dominican Republic, Taiwan, Sri Lanka, the United States and South Korea. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6% of the Company's purchases of finished products during 1999. Approximately 35% of the Company's 1999 purchases of finished products, as compared to 30% of the Company's 1998 and 1997 purchases, were manufactured by its ten largest suppliers. The Company expects that the percentage of production represented by its largest suppliers will continue to increase in light of the Company's ongoing worldwide factory certification initiative, under which the Company is planning to allocate even larger portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources. The Company's purchases from its suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. The Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products.

     The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory. Most of the Company's fabrics, trimmings and other materials are obtained in bulk from various foreign and domestic suppliers. Where the Company purchases completed product "packages" from its contractors, the contractor is responsible to purchase all necessary raw materials and other product components. Inasmuch as the Company intends to continue to move towards purchasing an increasing portion of its products as "packages," the Company continues its development of a group of "approved suppliers" to supply raw materials and other product components to its contractors for use in "packages"; the Company anticipates continuing the practice of purchasing a substantial portion of its products as "packages" in 2000. During 1999, the raw materials used in Company products were obtained from several hundred suppliers, located primarily in the United States, Japan, Taiwan, South Korea, China, Italy and Ireland. Approximately 29% of the Company's raw materials during 1999 and 33% during 1998 were obtained from its five largest raw material suppliers, with no single raw material supplier accounting for more than 9% of 1999 raw material purchases. The Company does not have any long-term, formal arrangements with any supplier of raw materials. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

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

     If the Company should misjudge its ability to sell its products, it could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See "Competition; Certain Risks" below.

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

IMPORT AND IMPORT RESTRICTIONS

     Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round", ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changed the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change now determines country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. See "Competition; Certain Risks" below.

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

DISTRIBUTION

     The Company distributes its products through facilities that are owned or leased by the Company, as well as through third-party facilities operated by independent contractors. Principal distribution facilities are located in Alabama, California, Indiana, New Jersey and Pennsylvania. See "Properties" below.

TRADEMARKS

     The Company owns and/or uses a variety of trademarks in connection with its businesses and products, including CLAIBORNE, CLAIBORNE SPORT, CRAZY HORSE, CURVE, DANA BUCHMAN, DANA BUCHMAN INTUITION, DANA BUCHMAN LUXE, ELISABETH, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, LEATHER CO., LAUNDRY BY SHELLI SEGAL, LIZ, LIZ & CO., LIZ CLAIBORNE, LIZ CLAIBORNE COLLECTION, LIZ CLAIBORNE STUDIO, LIZSPORT, LIZWEAR, REALITIES, RUSS, VILLAGER, VIVID, its LC logomark, its triangular logomark and its leaf design. The Company has exclusive rights, under license, to the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for men's and women's sportswear, jeanswear and activewear in the Western Hemisphere. The Company is also the exclusive licensee of the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks for women's wear in North America and certain countries in Central America and South America, as well as the CANDIE'S trademark for fragrance, cosmetic and beauty products worldwide. See Note 3 of Notes to Consolidated Financial Statements. By virtue of its ownership interests, the Company controls the Segrets' trademarks, which include SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID WOMAN and SIGRID OLSEN PETITES, and the Lucky trademarks, which include LUCKY BRAND, HOT PINK, TRIPLE XXX, LUCKYVILLE and Lucky's four leaf clover design and pocket design.

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

     The Company believes that, based on sales, it is among the largest apparel companies operating in the United States. Although the Company is unaware of any comprehensive trade statistics, it believes, based on its knowledge of the market and available trade information, that measured by sales, it is the largest "better" women's branded apparel company in the United States. Principal competitors within the "better" women's sportswear market include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation.

     In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including, among others: changes in regional, national and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with Year 2000 issues that may arise with the Company, third party customers or suppliers in connection with systems that have not been fully vested (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue/Information Systems Upgrade."); uncertainties relating to the Company's ability to implement its growth strategies; the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual orders; the Company's ability to effectively distribute its products within its targeted markets (including distribution to and through wholesale accounts and Company operated retail stores and concession locations); risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; the chance of substantial disruption of the Company's relationships with its suppliers, manufacturers and employees; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. See also Note 8 of Notes to Consolidated Financial Statements. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's Permanent NTR treatment was renewed in July 1999 for an additional year. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations. See "Import and Import Restrictions" and "Sales and Marketing" above.

     The Company from time to time reviews its possible entry into new markets, either through internal development activities or through acquisitions. The entry into new markets (including the development and launch of new product categories), such as the Company's entry into the moderate market, and the acquisition of businesses, such as the Company's acquisitions of Segrets, Lucky and Laundry, is accompanied by risks inherent in any new business venture and may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities.

EMPLOYEES

     At January 1, 2000, the Company had approximately 7,700 full-time employees, as compared with approximately 7,000 full-time employees at January 2, 1999. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

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

ITEM 2. PROPERTIES.

     The Company's showrooms and executive offices, as well as its sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where the Company leases approximately 287,000 square feet under a master lease which, pursuant to amendments entered into effective in 1999, expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 29,000 and 93,000 square feet (with terms expiring in 2003 and 2013, respectively) and licenses space in another building covering approximately 39,000 square feet. These properties are used in all of the Company's business segments.

     The Company owns an approximately 450,000 square foot New Jersey warehouse and distribution facility (plus mezzanine space of approximately 170,000 square feet) located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location. The Company presently leases approximately 955,000 square feet in other New Jersey warehouse and distribution facilities, the current terms of which expire through 2008. The Company also owns a warehouse and distribution facility located on 80 acres in Mt. Pocono, Pennsylvania. An expansion of the Pocono facility, which now includes approximately 630,000 square feet of warehouse and distribution space (plus mezzanine space of approximately 600,000 square feet), was completed in 1999. In addition, the Company occupies an approximately 150,000 square foot warehouse and distribution facility in Mt. Pocono, Pennsylvania under a sublease which expires in 2002. The Company leases pursuant to industrial development financing an approximately 290,000 square foot warehouse and distribution facility (plus mezzanine space of approximately 380,000 square feet) located on a 124 acre site in Montgomery, Alabama. Additionally, the Company occupies an approximately 120,000 square foot warehouse facility in Montgomery, Alabama under a lease which, pursuant to a renewal option exercised by the Company in 1999, expires at the end of 2001. The Company also leases showroom, warehouse and office space in various other domestic and international locations. These properties are used in each of the Company's business segments. The Company also uses unaffiliated third parties to provide distribution services at several additional facilities. The Company is seeking to sell its approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

     The Company leases space for its 99 retail specialty stores (aggregating approximately 410,000 square feet) and its 144 outlet stores (aggregating approximately 1,141,091 square feet).

     The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for its present level of operations. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Note 8 and Note 18 of Notes to Consolidated Financial Statements.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationship with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in the United States District Court for the Central District of California, and later transferred to the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Court Action"). The Federal Court Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws.

     The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the claims could not be reached. The Company has since reached an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, fifteen other apparel companies have also agreed to settle these claims. The settlement agreements are subject to federal court approval. Under the terms of the agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur.

     In addition, the Company was a party to a putative class action, Chun Hua Mui v. Union of Needletrades Industrial and Textile Employees, 97 Civ. 7270, filed in the United States District Court for the Southern District of New York by three current and former employees of Mademoiselle Knitware, Inc. (Mademoiselle"), a former knitgoods supplier for the Company, against the Company and three labor unions - the Union of Needletrades, Industrial and Textile Employees ("Unite"), Unite Local 23-25, which represents a substantial number of the Company's employees and Unite Local 155, which represented Madamoiselle employees. On August 18, 1998, all of the claims against the Company were dismissed. On February 4, 2000, counsel for the plaintiffs confirmed that the plaintiffs were not appealing from the order dismissing all claims in the action against the Company. Accordingly, the dismissal is final.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the executive officers of the Company, as of March 17, 2000, is set forth below:

     Name                           Age         Position(s)
     ----                           ---         -----------
     Paul R. Charron                 57         Chairman of the Board and Chief Executive Officer

     Denise V. Seegal                46         President

     Jorge L. Figueredo              39         Senior Vice President - Human Resources; President-International

     John R. Thompson                48         Senior Vice President - Service, Systems and Distribution

     Robert J. Zane                  60         Senior Vice President - Manufacturing and Sourcing

     Richard F. Zannino              41         Senior Vice President - Finance  and  Administration,  Chief
                                                Financial Officer


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

     Mr. Figueredo joined the Company in 1984 as Administrator, Warehouse Employee Relations and served in various management positions thereafter. In 1992, Mr. Figueredo was promoted to Vice President, Human Resources Operations. Since 1994, Mr. Figeuredo has served as Senior Vice President - Human Resources, and in 1999, Mr. Figueredo became President of the Company's International Division.

     Mr. Thompson joined the Company in 1995 and has served since as Senior Vice President of Service, Systems and Reengineering. From 1995 to 2000, Mr. Thompson also served as Chief Information Officer. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995.

     Mr. Zane joined the Company in 1995 as Senior Vice President - Manufacturing and Sourcing. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989.

     Mr. Zannino joined the Company in October 1998 as Senior Vice President - Finance and Administration, Chief Financial Officer. Prior to joining the Company, Mr. Zannino was Executive Vice President, Chief Financial Officer at General Signal Corporation from April 1998 to October 1998. He served as Executive Vice President and Chief Financial Officer of Saks Holdings, Inc. and its wholly owned subsidiary Saks & Company ("Saks"), retail merchants, and Treasurer of Saks Holdings, Inc. from July 1996 to April 1998, as Senior Vice President, Strategic Planning and Business Development of Saks from May 1994 to July 1996 and as Vice President and Treasurer of Saks from January 1993 to May 1994.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

                  Calendar Period         High              Low
                  ---------------         ----              ---
                     1999:
                  1st Quarter             38-3/16           31-7/16
                  2nd Quarter             39-1/16           31-7/16
                  3rd Quarter             39-5/8            31
                  4th Quarter             40                32 -1/4

                  1998:

                  1st Quarter             53 - 3/8          38
                  2nd Quarter             54 - 3/4          45 - 3/4
                  3rd Quarter             53 - 9/16         25 - 1/2
                  4th Quarter             34 - 1/2          25 - 9/16

     On March 6, 2000, the closing sale price of the Company's Common Stock was $41-1/8. As of March 6, 2000, the approximate number of record holders of Common Stock was 8,068.

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                  Calendar Period         Dividends Paid per Common Share
                  ---------------         -------------------------------
                     1999:
                  1st Quarter                        $.1125
                  2nd Quarter                        $.1125
                  3rd Quarter                        $.1125
                  4th Quarter                        $.1125

                  Calendar Period         Dividends Paid per Common Share
                  ---------------         -------------------------------
                     1998:
                  1st Quarter                        $.1125
                  2nd Quarter                        $.1125
                  3rd Quarter                        $.1125
                  4th Quarter                        $.1125

     The Company currently plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 6, 2000, the Company had expended an aggregate of $1.272 billion of the $1.525 billion authorized under its stock repurchase program, covering approximately 40 million shares. See Note 8 to Consolidated Financial Statements.



ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

         (All dollar amounts in thousands except per common share data)

                                        1999              1998               1997              1996              1995
                                        ----              ----               ----              ----              ----
Net sales                          $ 2,806,548       $ 2,535,268        $ 2,412,601       $ 2,217,518       $ 2,081,630
Gross profit                         1,097,582           997,102            969,658           876,435           790,701
Net income                             192,442           169,377*           184,644           155,665           126,914
Working capital                        506,298           711,942            729,763           815,429           757,199
Total assets                         1,411,801         1,392,791          1,305,285         1,382,750         1,329,243
Stockholders' equity                   902,169           981,110            921,627         1,020,492           988,226
Per common share data:
      Basic earnings                      3.13              2.59*              2.65              2.15              1.69
      Diluted earnings                    3.12              2.57*              2.63              2.14              1.69
      Book value at year end             15.91             15.34              13.94             14.37             13.41
      Dividends paid                       .45               .45                .45               .45               .45
Weighted average
common shares
outstanding                         61,523,465        65,502,852         69,619,167        72,396,130        75,002,861
Weighted average
common shares
and share equivalents
outstanding                         61,719,591        65,846,776         70,191,115        72,845,100        75,299,746


* Includes the after tax effect of a restructuring charge of $17,100 ($27,000 pretax) or $.26 per common share in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The following table sets forth items in the Consolidated Statements of Income of the Company as a percent of net sales and the percentage change of those items as compared to the prior year.

                                                 FISCAL YEARS                       YEAR TO YEAR
                                               PERCENT OF SALES                      % CHANGE
                                       --------------------------------------------------------------
                                                                                1999           1998
                                                                                 VS             VS
                                        1999         1998        1997           1998           1997
                                        ----         ----        ----           ----           ----
NET SALES                              100.0%       100.0%       100.0%         10.7%         5.1%

Cost of goods sold                      60.9         60.7         59.8          11.1          6.6
                                        39.1         39.3         40.2          10.1          2.8
GROSS PROFIT
Selling, general and
administrative expenses                 28.4         28.1         28.7          12.0          2.9

OPERATING  INCOME
 (BEFORE RESTRUCTURING CHARGE)          10.7         11.2         11.5           5.3          2.7

Restructuring charge                    --            1.1         --          (100.0)        --

OPERATING INCOME                        10.7         10.2         11.5          16.3         (7.1)

Investment and other
income-net                                .1           .4           .7         (79.6)       (43.2)

INCOME BEFORE PROVISION                 10.7         10.5         12.2          13.1         (9.0)
FOR INCOME TAXES

Provision for income                     3.9          3.8          4.5          12.2        (10.3)
taxes

NET INCOME                               6.9          6.7          7.7          13.6         (8.3)

NET INCOME (BEFORE
 RESTRUCTURING CHARGE)                   6.9%         7.4%         7.7%          3.2%         1.0%

      We have the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. Our Wholesale Apparel segment consists of businesses that design, manufacture and market to our wholesale customers women's and men's apparel under various trademarks (capitalized herein) owned or licensed by the Company; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN), dress, large size (ELISABETH), men's (CLAIBORNE), moderate priced special markets (CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS and VILLAGER), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS and DKNY(R) ACTIVE businesses and our licensed KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.com businesses. Our Wholesale Non-Apparel segment consists of businesses that design, manufacture and market to our wholesale customers women's handbags, small leather goods, fashion accessories, jewelry, and women's and men's cosmetics under various of the above and other trademarks owned or licensed by us. Our Retail segment consists of businesses that sell merchandise designed and manufactured by our Wholesale Apparel and Wholesale Non-Apparel segments to the public through our 99 specialty retail and 144 outlet stores as well as leased departments. All data with respect to our individual segments included within "Management's Discussion and Analysis" are presented before applicable intercompany eliminations. See Note 16 of Notes to Consolidated Financial Statements.

1999 VS. 1998
Our net sales for 1999 were $2.81 billion, an increase of 10.7% compared to $2.54 billion in 1998 (both periods include 52 weeks). This increase reflected a 10.6% increase in Wholesale Apparel to $2.20 billion, a 6.6% increase in Wholesale Non-Apparel to $341 million and a 3.2% increase in Retail to $445 million.

            The increase in net sales of our Wholesale Apparel segment was broad-based, reflecting our acquisition and brand development activities as well as growth in our overall core apparel businesses. This increase primarily reflected the inclusion of the partial year sales of our SIGRID OLSEN, LUCKY BRAND DUNGAREES and LAUNDRY businesses, all acquired in 1999 (hereinafter referred to as our "recently acquired businesses"), which accounted for $113 million, or 42%, of our 1999 total net sales increase, as well as sales increases in our special markets business due to higher unit volume and higher average unit selling prices, and in our DKNY(R) JEANS and DKNY(R) ACTIVE businesses due to higher unit volume. This increase also reflected higher sales in our core casual, men's and ELISABETH businesses, due in each case principally to higher unit volume. These increases were partially offset by decreases in our career, DANA BUCHMAN and dress businesses, due to lower unit volume, and lower average unit selling prices reflecting weakness in demand. In February 2000, the Company signed an agreement with Leslie Fay Company, Inc. to license its dress business. See Note 19 of Notes to Consolidated Financial Statements.

            The increase in our Wholesale Non-Apparel net sales reflected increased sales in our cosmetics business, which launched the licensed CANDIE'S fragrance during August 1999, and in our jewelry business, due principally to higher unit volume. These sales increases were partially offset by decreased sales in our handbags business due primarily to lower average unit selling prices.

            The increase in net sales of our Retail segment reflected increased outlet store sales primarily due to 28 new stores, and the inclusion of the partial year sales of one LUCKY BRAND DUNGAREES store and four LAUNDRY stores. This increase was partially offset by a decline in sales of our specialty retail stores resulting primarily from the closure of 30 underperforming stores during 1999, partially offset by the inclusion of the partial year sales of 11 LUCKY BRAND DUNGAREES stores and one LAUNDRY store.

            Gross profit dollars increased $100 million, or 10.1%, in 1999 over 1998, while gross profit as a percent of sales declined to 39.1% in 1999, from 39.3% in 1998. These results principally reflect a decline in the gross profit rate in our Wholesale Non-Apparel segment resulting primarily from higher markdown allowances in our handbag and fashion accessories businesses. In our Wholesale Apparel segment, we experienced a higher gross profit rate, as lower margins within our DANA BUCHMAN business, continued depressed margins within our career and dress businesses and the larger proportion of sales represented by our special markets business (which operates at a lower gross profit rate than the Company average) were offset by the inclusion of our recently acquired businesses (which operate at a higher gross profit rate than the Company average) and lower cost global sourcing of our merchandise. We also experienced a higher gross profit rate in our Retail segment, due principally to the closure of 30 underperforming stores mentioned above.

            Selling, general and administrative expenses ("SG&A"), before our 1998 restructuring charge (see Note 10 of Notes to Consolidated Financial Statements), increased $85 million, or 12.0%, in 1999 over 1998. These expenses, before the 1998 restructuring charge, increased to 28.4% of net sales in 1999 from 28.1% in 1998, principally reflecting our recently acquired businesses (which operate at higher SG&A rates than the Company average), marketing costs associated with the launch of the CANDIE'S fragrance, higher incentive compensation expense relative to 1998's depressed level, and an increase in depreciation and amortization expense related to our significant investments over the past three years in the technological upgrading of our distribution centers and information systems and the expansion of our in-store merchandise shop programs. These increases were partially offset by lower salary and related expenses reflecting headcount reductions, as well as increased penetration of our special markets business, which is supported by lower SG&A levels.

            As a result of the factors described above, operating income, before the impact of the 1998 restructuring charge, increased $15 million, or 5.3%, in 1999 compared to 1998, and decreased to 10.7% of net sales in 1999 from 11.2% in 1998. Segment operating profit in our Wholesale Apparel segment increased to $267 million (12.2% of net sales) in 1999 from $244 million (12.3% of net sales) in 1998, primarily due to increased sales and gross profit rates in our core casual, men's, and ELISABETH businesses and the inclusion of the profits from our recently acquired businesses. Segment operating profit in Wholesale Non-Apparel decreased to $33 million (9.6% of net sales) in 1999 from $47 million (14.5% of net sales) in 1998, primarily due to decreased sales and higher markdown allowances in our handbags business. Segment operating profit in Retail increased to $58 million (13.1% of net sales) in 1999 from $45 million (10.5% of net sales) in 1998, primarily due to the opening of new stores, the closure of 30 underperforming stores and the inclusion of the stores of our recently acquired businesses. Including the impact of the 1998 restructuring charge, operating income increased $42 million, or 16.3%, in 1999 compared to 1998, and increased to 10.7% of sales in 1999 from 10.2% in 1998.

            Investments and other income-net decreased by $7 million in 1999 compared to 1998 due to a decrease in our cash and marketable securities portfolio and the incurrence of debt primarily to fund our ongoing stock repurchase program and growth initiatives.

            The provision for income taxes increased $11.8 million in 1999 and increased as a percent of sales to 3.9% in 1999 from 3.8% in 1998, primarily reflecting higher pretax income as a percent of sales in 1999, partially offset by a reduction in our effective tax rate to 36.0% during the third and fourth quarters of 1999 from 36.5% in the comparable 1998 periods.

            Due to the factors described above, 1999 net income, before the impact of the 1998 restructuring charge, increased $6 million over 1998 and decreased as a percentage of sales to 6.9% from 7.4% in 1998. Including the impact of the 1998 restructuring charge, 1999 net income was $23 million higher than in 1998, and increased as a percentage of net sales from 6.7% in 1998.

            Before the impact of the 1998 restructuring charge, 1999 diluted earnings per common share increased 10.2% to $3.12 compared to $2.83 in 1998. Including the impact of the 1998 restructuring charge, diluted earnings per common share increased 21.4% to $3.12 in 1999 from $2.57 in 1998. Diluted earnings per common share reflected a lower number of average outstanding common shares and share equivalents in 1999 as a result of our repurchase of 7.4 million shares in 1999.

1998 VS. 1997

Our net sales for 1998 (which included 52 weeks) were $2.54 billion, an increase of 5.1% compared to $2.41 billion in 1997 (which included 53 weeks). This increase reflected a 6.8% increase in our Wholesale Apparel segment to $1.99 billion, a 3.9% increase in Wholesale Non-Apparel to $320 million and a 4.7% increase in our Retail segment to $431 million.

            The increase in net sales of our Wholesale Apparel segment reflected new product offerings in our DKNY(R) JEANS and special markets businesses, which accounted for $112 million, or 91%, of our 1998 total net sales increase. The increase also reflected higher sales in our existing special markets businesses, as well as increases in our casual, men's and ELISABETH businesses, due in each case principally to higher unit volume. These increases were partially offset by decreases in our DANA BUCHMAN, dress and career businesses due primarily to lower unit volume and, in the case of dresses, slightly lower average unit selling prices.

            The increase in our Wholesale Non-Apparel segment net sales reflected increased sales of jewelry and fragrances due principally to higher unit volume, partially offset by decreased sales of fashion accessories due primarily to lower average unit selling prices.

            The increase in net sales of our Retail segment reflected increased outlet store sales primarily due to the opening of 23 new stores, partially offset by a decline in sales of our specialty retail stores.

            Gross profit dollars increased $27 million, or 2.8%, in 1998 over 1997. Gross profit margins declined to 39.3%, in 1998, compared to 40.2% in 1997, reflecting lower gross profit margins across all of our segments. This result reflected a higher level of close-out sales and lower prices realized on those close-out sales, as well as higher markdown allowances, partially offset by lower merchandise costs due in part to a larger proportion of product shipped by ocean vessel transport as compared to more costly air transport.

            SG&A increased $20 million, or 2.9%, in 1998 over 1997. These expenses declined to 28.1% of net sales in 1998 from 28.7% in 1997 reflecting lower SG&A as a percent of net sales across all segments. The 1998 dollar increase was due primarily to additional operating expenses related to the launches of DKNY(R) JEANS and DKNY(R) ACTIVE and the technological upgrading of our distribution centers and information systems. These dollar increases were partially offset by lower salary and related expenses and lower occupancy and cosmetics marketing costs, which also contributed to the decline in SG&A as a percentage of sales.

            We recorded a $27 million pretax restructuring charge ($17 million after tax) to cover the estimated costs of closing approximately 30 underperforming specialty retail stores, as well as streamlining operating and administrative functions. This charge included the write-off of certain assets, severance and contract termination costs. See Note 10 of Notes to Consolidated Financial Statements.

            As a result of the restructuring charge as well as the other factors described above, operating income decreased $20 million, or 7.1%, in 1998 compared to 1997, and decreased to 10.2% of net sales in 1998 compared to 11.5% in 1997. Before the restructuring charge, operating income increased $7 million, and was 11.2% of sales. Operating income in our Wholesale Apparel segment declined to $244 million (12.3% of net sales) in 1998 from $250 million (13.5% of net sales) in 1997 primarily due to lower gross profit margins reflecting higher close-out sales and lower margins on those sales, as well as higher intercompany sales to Retail which are lower margin sales. Segment operating income in Wholesale Non-Apparel increased to $47 million (14.5% of net sales) in 1998 from $38 million (12.4% of net sales) in 1997, reflecting increased earnings from our fragrance and jewelry businesses due primarily to sales increases and lower SG&A as a percent of net sales, partially offset by lower gross profit margins. Segment operating income in Retail increased to $45 million (10.5% of net sales) in 1998 from $40 million (9.8% of net sales) in 1997, due primarily to sales increases from new stores.

            Investments and other income-net decreased by $6.9 million in 1998 compared to 1997 due to a decrease in our cash and marketable securities portfolio due primarily to our ongoing stock repurchase program and investments in working capital and fixed assets.

            The provision for income taxes were $11 million lower and decreased as a percentage of net sales to 3.8% in 1998 from 4.5% in 1997, primarily reflecting lower pretax income and a lower effective tax rate of 36.5% in 1998 compared to 37.0% in 1997.

            Net income in 1998 decreased $15 million compared to 1997 and declined as a percentage of net sales to 6.7% in 1998 from 7.7% in 1997, due primarily to the restructuring charge as well as the other factors described above.

            Diluted earnings per common share decreased 2.3% to $2.57 in 1998 from $2.63 in 1997. Before the $0.26 per share impact of the restructuring charge, diluted earnings per common share increased 7.6% to $2.83 in 1998. Diluted earnings per common share reflected a lower number of average outstanding common shares and share equivalents in 1998 as a result of our ongoing stock repurchase program where we repurchased 2.9 million shares for a total cost of $106 million during 1998.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

            Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store concept shops and normal maintenance activities. In 1999, we also required cash to fund our acquisition program and our ongoing stock repurchase program. Sources of liquidity to fund these cash requirements include cash flow from operations, cash and marketable securities on hand and bank lines of credit.

1999 VS. 1998

            In 1999, we ended the year with cash and cash equivalents of $38 million compared to $230 million of cash, cash equivalents and marketable securities at year end 1998, and $116 million of debt at year end 1999 compared to no debt outstanding at year end 1998. This $308 million change in our cash and debt position was due primarily to the significant investments we made in 1999, including our expenditure of $281 million to repurchase common stock, an aggregate of $178 million for purchase price payments in connection with our newly acquired businesses, net of cash acquired, $98 million for capital expenditures primarily related to our warehouse automation and information system initiatives and in-store merchandise shops, as well as $29 million for an equity investment in Kenneth Cole Productions, Inc., partially offset by cash provided from operating activities.

            Net cash provided by operating activities was $294 million in 1999, compared to $132 million in 1998. This $162 million increase was due primarily to cash generated from a $26 million decrease in net working capital investment in 1999, compared to a $107 million use of cash for working capital in 1998, $12 million higher depreciation and amortization expense in 1999 and the $27 million restructuring charge in 1998.

            Accounts receivable increased $47 million, or 19%, at year-end 1999 over year-end 1998. Approximately 50% of this increase reflected the assumption of accounts receivable of our recently acquired businesses. The balance of the increase reflects higher net sales in 1999.

            Inventory decreased $57 million, or 12%, in 1999 compared to 1998 notwithstanding the increase in net sales. Excluding the inventories of the recently acquired businesses, inventory declined by $80 million or 17% compared to year-end 1998. This decrease reflects the inventory management initiatives implemented at the end of 1998, which focused on improving inventory productivity in our replenishment and essential programs and increasing the ratio of our sales to our inventory ownership levels. As a result of these efforts, we reduced our inventory levels and improved our average inventory turnover rate by 10% in 1999, to 4.2 times from 3.8 times in 1998.

            Net cash used in investing activities was $232 million in 1999, compared to net cash provided by investing activities of $26 million in 1998. This $258 million decrease reflected net disposals of investments of $65 million in 1999, compared to a net disposal of investments of $155 million in 1998. The decrease from 1998 also reflected the 1999 acquisition costs of our newly acquired businesses, our investment in Kenneth Cole Productions, Inc., and our acquisition of an additional license from Donna Karan International.

            Net cash used in financing activities was $188 million in 1999, compared to $131 million in 1998. This $57 million increase primarily reflected an increase of $165 million in stock repurchase expenditures in 1999 over 1998, partially offset by net borrowings during 1999 of $116 million compared to none in 1998. As of March 6, 2000, we have expended approximately $1.272 billion of the $1.525 billion authorized to date under our stock repurchase program. Our borrowings peaked at $141 million during 1999.

            Our anticipated capital expenditures for 2000 approximate $75 million. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the planned opening of an additional 27 specialty retail and 22 outlet stores. In addition, we anticipate spending approximately $25 million on in-store merchandise shops in 2000. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

            In December 1999, the Company received $600 million of financing commitments under a bank revolving credit facility to finance our liquidity needs. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper under our $600 million commercial paper program. At year end 1999, we had $116 million outstanding under our commercial paper program. In addition, we have in place $433 million of trade letter of credit facilities to support our merchandise purchasing requirements. At year end 1999, we had $265 million outstanding under these letter of credit facilities. We anticipate that the commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.

1998 VS. 1997

            In 1998, we used our net cash provided by operating activities and a portion of our cash and marketable securities balances to fund our cash requirements. Our cash and marketable securities declined to $230 million at year end 1998 from $360 million at year end 1997, and we ended the year with no debt outstanding. This decrease in cash of $130 million was used primarily to fund our investments in working capital and fixed assets and the repurchase of $116 million of common stock.

            Net cash provided by operating activities was $132 million in 1998, compared to $145 million in 1997. This $13 million decrease in cash flow reflected increased cash used to fund our $107 million investment in net working capital offset by a $10 million increase in cash generated from higher depreciation and amortization expense.

            Accounts receivable increased 39% in 1998 over 1997 reflecting higher net sales and a change in the timing of customer deductions for allowances in the fourth quarter 1998 compared to 1997.

            Inventory increased 19.9% in 1998 over 1997 reflecting higher than required essential and replenishment inventory levels in Wholesale Apparel. In late 1998, we began implementing inventory management initiatives designed to improve our inventory turnover rate for essential and replenishment inventory. The increase also reflected the start-up of the DKNY(R) JEANS business, increased outlet inventory levels and higher levels of prior season merchandise. The increase in our average inventory levels in 1998 relative to our sales increase had a negative impact on our 1998 inventory turnover rate compared to 1997.

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

            Net cash used in financing activities was $131 million in 1998, compared to $274 million in 1997. This $143 million increase in cash flow reflected a decrease of $142 million in the amount of stock repurchased in 1998 compared to 1997. In 1998, we expended or committed to expend, through the sale of put warrants, $136 million under our stock repurchase program.

            At year end 1998, we had $220 million outstanding under our trade letter of credit facilities.

YEAR 2000 ISSUE/INFORMATION SYSTEMS UPGRADE

            Many existing computer systems, software products, and other systems using embedded chips, including many used by us, accepted only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our date critical functions were at risk of being materially adversely affected unless these computer systems, software products and other systems became able to accept four digit entries ("year 2000 compliant").

            In 1999, we completed a comprehensive upgrade of our management information systems, which involved substantial changes to our legacy computer systems and software, and was designed to provide certain competitive benefits and result in our information systems being year 2000 compliant. The full implementation of these changes was completed in 1999 and involved a commitment of approximately $74 million over a four year period. Approximately $58 million of such amount was in the form of capital expenditures, with the remaining $16 million expensed as incurred. We have not experienced any material Y2K problems since the date change on January 1, 2000. However, there can be no assurance that problems will not arise for us, our suppliers, our customers or others with whom we do business later in 2000. We intend to continue to monitor our compliance, as well as the compliance of others whose operations are material to our business.

CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

            We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit and bank revolving credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility and commercial paper program expose us to market risk for changes in interest rates.

            We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts, which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2000:

                                              U.S. DOLLAR     CONTRACT       UNREALIZED
$ IN THOUSANDS                                  AMOUNT          RATE         GAIN (LOSS)
--------------                                  -------         ----         -----------
Canadian dollars                                $17,183         .6851            ($167)
British pound sterling                          $ 4,882        1.6100             $ 15

            In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective prospectively for the Company's financial statements in the year 2001. The Company is currently analyzing the impact of this new pronouncement on its financial position and results of operations. See Note 1 of Notes to Consolidated Financial Statements.

INFLATION

            The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

FORWARD LOOKING STATEMENTS

            Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2000 or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions, referred to below, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "is or remains optimistic" or "currently envisions" and similar words or phrases. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

            These factors include, among others, changes in regional, national, and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with year 2000 related issues that may arise with the Company, third party customers or suppliers in connection with systems that have not been fully tested; uncertainties relating to the Company's ability to successfully implement its growth strategies or integrate acquisitions; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.

            With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1999 for an additional year. In light of the very substantial portion of the Company's products, which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in this Annual Report on Form 10-K, including, without limitation, those set forth in "Item 1-Business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      With respect to Executive Officers of the Company, see Part I of this Annual Report on Form 10-K.

      Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

      Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Proposal 1-Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a)      1.    Financial Statements.                           PAGE REFERENCE
                                                               --------------
                                                               1999 FORM 10-K
                                                               --------------
MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2 to F-3

FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of January 1, 2000
   and January 2, 1999                                            F-4

  Consolidated Statements of Income for the
   Three Fiscal Years Ended January 1, 2000                       F-5

  Consolidated Statements of Retained Earnings,
  Comprehensive Income and Changes in Capital
  Accounts for the Three Fiscal Years
  Ended January 1, 2000                                           F-6 to F-7

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended January 1, 2000                       F-8

  Notes to Consolidated Financial Statements                      F-9 to F-27

UNAUDITED QUARTERLY RESULTS                                       F-28

         2.   Schedules.

SCHEDULE II - Valuation and Qualifying Accounts                   F-29

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

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

EXHIBIT
 NO.              DESCRIPTION
-------           -----------

10(e)(ii)+    -   Amendment No. 5 to the Savings Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+   -   Amendment No. 6 to the Savings Plan (incorporated herein by reference from Exhibit 10(e) (iii) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(e)(iv)+    -   Amendment No. 7 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(e)(v)+     -   Amendment No. 8 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the
                  "1997 Annual Report"].

10(e)(vi)+    -   Amendment No. 9 to the Savings Plan (incorporated herein by reference from Exhibit 10(e)(vi) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended January 2, 1999
                  [the "1998 annual report"])

10(f)+        -   Amended and Restated Liz Claiborne Profit-Sharing Retirement
                  Plan (the "Profit-Sharing Plan") (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

10(g)+        -   Trust Agreement related to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(g)(i)+     -   Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                  (incorporated herein by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(g)(ii)+    -   Amendment No. 3 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(a) to Registrant's
                  Quarterly Report on Form 10-Q for the period ended October 1,
                  1994).

10(g)(iii)+   -   Amendment No. 4 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(a) to Registrant's
                  Quarterly Report on Form 10-Q for the period ended July 1,
                  1995).

10(g)(iv)+    -   Amendment No. 5 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(iv) to the 1996 Annual
                  Report).

10(g)(v)+     -   Amendment No. 6 to the Profit-Sharing Plan (incorporated
                  herein by reference from Exhibit 10(g)(v) to the 1998 Annual
                  Report).

10(h)+*       -   Merger Amendment to the Profit-Sharing Plan, the Lucky Brand
                  Employee Retirement Plan and Trust, the Segrets, Inc. 401(k)
                  Profit Sharing Plan and the Savings Plan.

10(i)         -   National Collective Bargaining Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc.
                  and the Union of Needletrades, Industrial and Textile
                  Employees (UNITE) for the period June 1, 1997 through May 31,
                  2000 (incorporated herein by reference from Exhibit 10(h) to the 1997 Annual Report).

10(i)(i)      -   Jobbers Agreement, made and entered into as of June 1, 1997, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 1997 through May 31, 2000 (incorporated herein by reference from Exhibit 10(h)(i) to the 1997 Annual
                  Report).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

10(j)+*       -   Description of Liz Claiborne, Inc. 1999 Salaried Employee
                  Incentive Bonus Plan.

10(k)         -   Lease, dated as of January 1, 1990 (the "1441 Lease"), for premises located at 1441 Broadway, New York, New York between
                  Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 29, 1990).

10(k)(i)+*    -   First Amendment: Lease Extension and Modification Agreement,
                  dated as of January 1, 1998, to the 1441 Lease.

10(k)(ii)+*   -   Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease.

10(k)(iii)+*  -   Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease.

10(l)+        -   Liz Claiborne, Inc. Amended and Restated Outside Directors'
                  1991 Stock Ownership Plan (the "Outside Directors' 1991
                  Plan") (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(l)(i)+     -   Form of Option Agreement under the Outside Directors' 1991
                  Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(m)+        -   Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992
                  Plan") (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(m)(i)+     -   Amendment No. 1 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(p)(i) to the 1993 Annual Report).

10(m)(ii)+    -   Amendment No. 2 to the 1992 Plan (incorporated herein by
                  reference  from Exhibit 10(n)(ii) to the 1997 Annual Report).

10(m)(iii)+   -   Amendment No. 3 to the 1992 Plan (incorporated herein by
                  reference from Exhibit 10(n)(iii) to the 1998 Annual Report).

10(n)+        -   Form of Option Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual
                  Report).

10(o)+        -   Form of Option Grant Certificate under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(p)+        -   Form of Restricted Career Share Agreement under the 1992 Plan
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(q)+        -   Form of Restricted Transformation Share Agreement under the
                  1992 Plan (incorporated herein by reference from Exhibit
                  10(s) to the 1997 Annual Report).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*   Filed herewith.

EXHIBIT
 NO.              DESCRIPTION
-------           -----------

10(r)+*       -   Description of Supplemental Life Insurance Plans.

10(s)+        -   Description of unfunded death/disability benefits for certain executives (incorporated herein by reference from Exhibit
                  10(u) to the 1992 Annual Report).

10(t)+*       -   Amended and Restated Liz Claiborne Section 162(m) Cash Bonus
                  Plan.

10(u)+        -   Liz Claiborne, Inc. Supplemental Executive Retirement Plan
                  (as amended and restated effective as of January 1, 1997)
                  (incorporated herein by reference from Exhibit 10(w) to the 1996 Annual Report).

10(v)+        -   The Liz Claiborne, Inc. Bonus Deferral Plan (incorporated
                  herein by reference from Exhibit 10(x) to the 1996 Annual
                  Report).

10(w)+        -   Employment Agreement dated as of May 9, 1994, between
                  Registrant and Paul R. Charron (the "Charron Agreement")
                  (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(w)(i)+     -   Amendment to the Charron Agreement, dated as of November 20,
                  1995, (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(w)(ii)+    -   Amendment to the Charron Agreement, dated as of September 19,
                  1996, (including the Liz Claiborne Retirement Income
                  Accumulation Plan for the benefit of Mr. Charron)
                  (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(x)+        -   Employment Agreement dated as of September 26, 1996 between
                  Registrant and Denise V. Seegal (the "Seegal Agreement")
                  (incorporated herein by reference from Exhibit 10(z) to the 1996 Annual Report).

10(x)(i)+*    -   Amendment to the Seegal Agreement, dated as of February 18,
                  2000.

10(y)+*       -   Credit Agreement, dated as of December 6, 1999, among
                  Registrant, various lending parties and The Chase Manhattan
                  Bank (as administrative agent).

21*           -   List of Registrant's Subsidiaries.

23*           -   Consent of Independent Public Accountants.

27*           -   Financial Data Schedule.

99*           -   Undertakings.

(b)           -   Reports on Form 8-K.

                  Not Applicable.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*   Filed herewith.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.

                               LIZ CLAIBORNE, INC.

By: /s/  Richard F. Zannino                     By: /s/ Elaine H. Goodell
   -------------------------------------           ----------------------
   Richard F. Zannino,                             Elaine H. Goodell,
   Senior Vice President - Finance &               Vice President-Corporate Controller
   Administration, Chief Financial                 and Chief Accounting Officer
   Officer (principal financial officer)           (principal accounting officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2000.

SIGNATURE                                TITLE
---------                                -----
 /s/ Paul R. Charron                     Chairman of the Board, Chief Executive Officer and Director
------------------------                 (principal executive officer)
Paul R. Charron

/s/ Bernard  W. Aronson                  Director
------------------------
Bernard W. Aronson

/s/ Roger N. Farah                       Director
------------------------
Roger N. Farah

/s/ Raul J. Fernandez                    Director
------------------------
Raul J. Fernandez

/s/ Ann M. Fudge                         Director
------------------------
Ann M. Fudge

/s/ J. James  Gordon                     Director
------------------------
J. James Gordon

/s/ George L. Jones                      Director
------------------------
George L. Jones

/s/ Nancy J. Karch                       Director
------------------------
Nancy J. Karch

/s/ Kenneth P. Kopelman                  Director
------------------------
Kenneth P. Kopelman

/s/ Kay Koplovitz                        Director
------------------------
Kay Koplovitz

/s/ Christine A. Poon                    Director
------------------------
Christine A. Poon

/s/ Paul E. Tierney, Jr.                 Director
------------------------
Paul E. Tierney, Jr.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                   Page
                                                                   Number

MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2 to F-3

FINANCIAL STATEMENTS
 Consolidated Balance Sheets as of
  January 1, 2000 and January 2, 1999                              F-4

 Consolidated Statements of Income for the
  Three Fiscal Years Ended January 1, 2000                         F-5

 Consolidated Statements of Retained Earnings,
 Comprehensive Income and Changes in Capital Accounts
  for the Three Fiscal Years Ended January 1, 2000                 F-6 to F-7

 Consolidated Statements of Cash Flows
  for the Three Fiscal Years Ended January 1, 2000                 F-8

 Notes to Consolidated Financial Statements                        F-9 to F-27

UNAUDITED QUARTERLY RESULTS                                        F-28

SCHEDULE II - Valuation and Qualifying Accounts                    F-29


       NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                               MANAGEMENT'S REPORT

The management of Liz Claiborne, Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based on management's informed judgments and best estimates.

To help assure that financial information is reliable and assets are safeguarded, management maintains a system of internal controls and procedures which we believe is effective in accomplishing these objectives. These controls and procedures are designed to provide reasonable assurance, at appropriate costs, that transactions are executed and recorded in accordance with management's authorization.

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

/s/Paul R. Charron                  /s/Richard F. Zannino
----------------------------        ----------------------------
   Paul R. Charron                     Richard F. Zannino
Chairman of the Board               Senior Vice President, Finance and
and Chief Executive Officer         Administration, Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.

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


/s/Arthur Andersen LLP
New York, New York
February 21, 2000

CONSOLIDATED BALANCE SHEETS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
All amounts in thousands except share data                  JANUARY 1, 2000     JANUARY 2, 1999
                                                            ---------------     ---------------
Assets
Current Assets:
  Cash and cash equivalents                                   $    37,940        $   164,659
  Marketable securities                                                --             65,625
  Accounts receivable - trade                                     298,924            252,045
  Inventories                                                     418,348            475,077
  Deferred income tax benefits                                     27,764             35,695
  Other current assets                                             75,633             82,192
                                                              -----------        -----------
       Total current assets                                       858,609          1,075,293

Property and Equipment - Net                                      284,171            257,362
Goodwill and intangibles - Net                                    227,663             47,017
Other Assets                                                       41,358             13,119
                                                              -----------        -----------
                                                              $ 1,411,801        $ 1,392,791
                                                              ===========        ===========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts Payable                                            $   184,556        $   223,400
  Accrued Expenses                                                160,220            128,917
  Income taxes payable                                              7,535             11,034
                                                              -----------        -----------
      Total current liabilities                                   352,311            363,351

Long Term Debt                                                    116,085                 --
Other Non Current Liabilities                                      15,000                 --
Deferred Income Taxes                                              23,111             17,536
Commitments and Contingencies
Minority Interest                                                   3,125                 --
Put Warrants                                                           --             30,794
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized shares -
     50,000,000, issued shares - none                                  --                 --
  Common stock, $1 par value, authorized shares -
     250,000,000, issued shares - 88,218,617                       88,219             88,219
  Capital in excess of par value                                   80,257             50,428
  Retained earnings                                             1,827,720          1,662,235
  Accumulated other comprehensive loss                             (3,263)            (2,721)
                                                              -----------        -----------
                                                                1,992,933          1,798,161

  Common stock in treasury, at cost - 31,498,577 shares
      in 1999 and 24,267,957 shares in 1998                    (1,090,764)          (817,051)
                                                              -----------        -----------
        Total stockholders' equity                                902,169            981,110
                                                              -----------        -----------
                                                              $ 1,411,801        $ 1,392,791
                                                              ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                                     FISCAL YEARS ENDED
                                                                                     ------------------
                                                                     (52 WEEKS)           (52 WEEKS)        (53 WEEKS)
All dollar amounts in thousands except per common share data       JANUARY 1, 2000      JANUARY 2, 1999   JANUARY 3, 1998
                                                                   ----------------     ---------------   ---------------
Net Sales                                                              $2,806,548          $2,535,268       $2,412,601
  Cost of goods sold                                                    1,708,966           1,538,166        1,442,943
                                                                       ----------          ----------       ----------
Gross Profit                                                            1,097,582             997,102          969,658
  Selling, general and administrative expenses                            797,829             712,424          692,363
  Restructuring charge                                                         --              27,000               --
                                                                       ----------          ----------       ----------
Operating Income                                                          299,753             257,678          277,295
  Investment and other income - net                                         1,833               8,999           15,849
                                                                       ----------          ----------       ----------
Income Before Provision for Income Taxes                                  301,586             266,677          293,144
  Provision for income taxes                                              109,144              97,300          108,500
                                                                       ----------          ----------       ----------
Net Income                                                             $  192,442          $  169,377       $  184,644
                                                                       ==========          ==========       ==========

       Net Income per Common Share:
         Basic                                                            $  3.13             $  2.59          $  2.65
                                                                          =======             =======          =======

         Diluted                                                          $  3.12             $  2.57          $  2.63
                                                                          =======             =======          =======

         Dividends Paid per Common Share                                  $   .45             $   .45          $   .45
                                                                          =======             =======          =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts
Liz Claiborne, Inc. and Subsidiaries

                                           COMMON STOCK                                     Accumulated
                                    ------------------------   Capital in                         Other
                                     Number of                  Excess of     Retained    Comprehensive
All dollar amounts in thousands        Shares       Amount      Par Value     Earnings    Income (Loss)
--------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996           88,218,617    $88,219       $38,577     $1,382,628      ($4,692)

Net income                                   --         --            --        184,644           --
Other comprehensive
  income (loss), net of tax:
  Translation adjustment                     --         --            --             --        1,638
  Adjustment to unrealized
      gains (losses) on available
      for sale securities                    --         --            --             --        1,347
                                                                                              ------
Total comprehensive income                   --         --            --             --           --
Exercise of stock options and
  related tax benefits                       --         --         3,670            638           --
Cash dividends declared                      --         --            --        (31,162)          --
Proceeds from sale of put warran             --         --         6,607             --           --
Reclassification of put warrant
  obligations, net                           --         --       (18,123)            --           --
Purchase of 5,382,600 shares of
  common stock                               --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --          4,180           --


BALANCE, JANUARY 3, 1998             88,218,617     88,219        30,731      1,540,928       (1,707)


Net income                                   --         --            --        169,377           --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --         --            --             --         (348)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --         --            --             --         (666)
Total comprehensive income                   --         --            --             --           --
Exercise of stock options and
  related tax benefits                       --         --         4,801         (8,006)          --
Cash dividends declared                      --         --            --        (29,327)          --
Proceeds from sale of put warran             --         --           231             --           --
Reclassification of put warrant
  obligations, net                           --         --        14,665             --           --
Purchase of 3,092,513 shares of
  common stock                               --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --        (10,737)          --

BALANCE, JANUARY 2, 1999             88,218,617     88,219        50,428      1,662,235       (2,721)


                                           TREASURY  SHARES
                                     ---------------------------
                                      Number of
All dollar amounts in thousands        Shares          Amount             Total
---------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996           17,212,585      ($484,240)       $1,020,492

Net income                                   --             --           184,644
Other comprehensive
  income (loss), net of tax:
  Translation adjustment                     --             --             1,638
  Adjustment to unrealized
      gains (losses) on available
      for sale securities                    --             --             1,347
Total comprehensive income                   --             --           187,629
Exercise of stock options and
  related tax benefits                 (557,842)        14,564            18,872
Cash dividends declared                      --             --           (31,162)
Proceeds from sale of put warran             --             --             6,607
Reclassification of put warrant
  obligations, net                           --             --           (18,123)
Purchase of 5,382,600 shares of
  common stock                        5,382,600       (264,852)         (264,852)
Issuance of common stock under
  restricted stock and employment
  agreements, net                        82,962         (2,016)            2,164


BALANCE, JANUARY 3, 1998             22,120,305       (736,544)          921,627


Net income                                   --             --           169,377
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --             --              (348)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --             --              (666)
                                                                         -------
Total comprehensive income                   --             --           168,363
Exercise of stock options and
  related tax benefits                 (562,929)        22,330            19,125
Cash dividends declared                      --             --           (29,327)
Proceeds from sale of put warran             --             --               231
Reclassification of put warrant
  obligations, net                           --             --            14,665
Purchase of 3,092,513 shares of
  common stock                        3,092,513       (116,618)         (116,618)
Issuance of common stock under
  restricted stock and employment
  agreements, net                      (381,932)        13,781             3,044

BALANCE, JANUARY 2, 1999             24,267,957       (817,051)          981,110

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts (continued)
Liz Claiborne, Inc. and Subsidiaries

                                           COMMON STOCK                                     Accumulated
                                    ------------------------   Capital in                         Other
                                     Number of                  Excess of     Retained    Comprehensive
All dollar amounts in thousands        Shares       Amount      Par Value     Earnings    Income (Loss)
--------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999             88,218,617     88,219        50,428      1,662,235       (2,721)


Net income                                   --         --            --        192,442           --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --         --            --             --         (431)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --         --            --             --         (111)
Total comprehensive income                   --         --            --             --      191,900
Exercise of stock options and
  related tax benefits                       --         --         1,031         (2,799)          --
Cash dividends declared                      --         --            --        (27,821)          --
Exercise of put warrants                     --         --        (1,996)            --           --
Reclassification of put warrant
  obligations, net                           --         --        30,794             --           --
Purchase of 7,388,300 shares of
  common stock                               --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --          3,663           --

BALANCE, JANUARY 1, 2000             88,218,617    $88,219       $80,257     $1,827,720      ($3,263)



                                           TREASURY  SHARES
                                     ---------------------------
                                      Number of
All dollar amounts in thousands        Shares          Amount             Total
---------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999               24,267,957       (817,051)          981,110


Net income                                     --             --           192,442
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                       --             --              (431)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                                 --             --              (111)
                                                                           -------
Total comprehensive income                     --             --           191,900
Exercise of stock options and
  related tax benefits                   (219,306)         7,976             6,208
Cash dividends declared                        --             --           (27,821)
Exercise of put warrants                       --          1,996                 0
Reclassification of put warrant
  obligations, net                             --             --            30,794
Purchase of 7,388,300 shares of
  common stock                          7,388,300       (281,167)         (281,167)
Issuance of common stock under
  restricted stock and employment
  agreements, net                          61,626         (2,518)            1,145

BALANCE, JANUARY 1, 2000               31,498,577    ($1,090,764)         $902,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                                  FISCAL YEARS ENDED
                                                               (52 WEEKS)        (52 WEEKS)       (53 WEEKS)
 All dollar amounts in thousands                            JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998
                                                            ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 192,442        $ 169,377        $ 184,644
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
  Depreciation and amortization                                    67,836           55,785           46,024
  Other-net                                                         7,797           14,285            8,103
Change in current assets and liabilities:
  (Increase) in accounts receivable - trade                       (39,996)         (70,742)         (23,135)
  Decrease (increase) in inventories                               80,438          (78,828)         (46,822)
  Decrease (increase) in deferred income tax benefits               9,839           (3,654)            (888)
  Decrease (increase) in other current assets                      10,513            6,501          (14,481)
  (Decrease) increase in accounts payable                         (43,489)          49,588           10,146
  Increase (decrease) in accrued expenses                          11,822           (6,356)         (22,809)
  (Decrease) increase in income taxes payable                      (3,499)          (3,995)           4,267
                                                                ---------        ---------        ---------
     Net cash provided by operating activities                    293,703          131,961          145,049
                                                                ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment instruments                                  --         (217,083)        (370,546)
  Disposals of investment instruments                              65,459          371,741          357,162
  Purchases of property and equipment                             (75,130)         (88,496)         (34,037)
  Purchases of trademarks and licenses                             (6,400)         (30,000)          (3,750)
  Purchase of restricted equity investment                        (29,000)              --               --
  Payments for acquisitions, net of cash acquired                (177,825)              --               --
  Other-net                                                        (9,369)          (9,911)          (6,027)
                                                                ---------        ---------        ---------
      Net cash (used in) provided by investing activities        (232,265)          26,251          (57,198)
                                                                ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper - net                                         116,085               --               --
   Proceeds from exercise of common stock options                   5,177           14,324           15,222
   Dividends paid                                                 (27,821)         (29,327)         (31,162)
   Purchase of common stock, net of put warrant premiums         (281,167)        (116,387)        (258,245)
                                                                ---------        ---------        ---------
       Net cash used in financing activities                     (187,726)        (131,390)        (274,185)
                                                                ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (431)            (348)           1,638
                                                                ---------        ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (126,719)          26,474         (184,696)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    164,659          138,185          322,881
                                                                ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  37,940        $ 164,659        $ 138,185
                                                                =========        =========        =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 1: SIGNIFICANT ACCOUNTING
POLICIES

PRINCIPLES OF CONSOLIDATION
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances. The Company's products are sold principally in the United States. The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned and majority owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a remaining maturity of three months or less at the date of purchase are classified as cash equivalents.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 4, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Prior to 1998, the Company expensed the costs of developing or obtaining internal-use software as incurred. The amount of internal-use software costs capitalized were $7.8 in 1999 and $7.9 in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

GOODWILL AND INTANGIBLES
Goodwill and intangibles on the Consolidated Balance Sheets consist principally of goodwill, which is amortized on the straight-line method over a period of 20 to 25 years. Goodwill was $174.3 million, net of accumulated amortization of $3.6 million as of January 1, 2000. There was no goodwill recorded as of January 2, 1999. Also included are trademarks owned or licensed, which are amortized on a basis consistent with the projected revenue stream of 15 to 25 years and amounted to $53.4 million in 1999 and $45.1 million in 1998, net of accumulated amortization of $5.1 million as of January 1, 2000 and $3.9 million as of January 2, 1999.

The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended January 1, 2000, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

ACCOUNTING FOR DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will be effective, prospectively for the Company's financial statements in the year 2001. The Company is currently analyzing the impact of this new pronouncement on its financial position and results of operations.

FOREIGN EXCHANGE FORWARD CONTRACTS

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in fiscal 1999, 1998 and 1997. As of January 1, 2000, the Company had forward contracts maturing through July 2000 to sell 25.0 million Canadian dollars and 3.0 million British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $22.1 million at year end 1999, as compared with approximately $8.8 million at year end 1998. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at January 1, 2000 and January 2, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail store revenues are recognized at the time of sale. All revenue is net of returns.

ADVERTISING AND PROMOTION

All costs associated with advertising and promoting products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the costs of each customer's advertising and promotional expenditures up to a stated percentage of the customer's purchases, are expensed when the related revenues are recognized. Advertising and promotion expenses were $104 million in 1999, and $89 million in 1998 and 1997.

EARNINGS PER COMMON SHARE

Earnings per common share have been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company at the end of the 1997 fiscal year, using the weighted average number of shares outstanding during each period. Shares subject to unexercised stock options and put warrants were included in the diluted earnings per share calculation using the treasury stock method (see Note 14 of Notes to Consolidated Financial Statements).

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to December 31. The 1999 and 1998 fiscal years reflected a 52-week period, while the 1997 fiscal year reflected a 53-week period.

PRIOR YEARS' RECLASSIFICATION

Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.

NOTE 2: ACQUISITIONS

On November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc., whose core business consists of the Laundry by Shelli Segal apparel line. Laundry is marketed primarily to select department and specialty stores. The acquisition was accounted for using the purchase method of accounting. The total purchase price of Laundry, including the repayment of indebtedness, was approximately $41.2 million, which may be increased to a maximum of approximately $44.7 million based on the achievement of certain earnings targets and other factors. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to adjustment. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

estimated fair value of assets acquired was $6.5 million, and estimated liabilities assumed was $5.3 million. Goodwill is being amortized on a straight-line basis over 20 years. Annual net sales of Laundry in 1998 were approximately $76 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc., whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consists of a cash payment made at the closing date of approximately $85 million, and an additional payment to be made on March 31, 2003 of at least $15 million, which may be increased to a maximum of $45 million based on the achievement of certain earnings targets. The excess purchase price over the fair market value of the underlying net assets of $8.1 million was allocated to goodwill and property based on preliminary estimates of fair values and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 25 years. The estimated fair value of assets acquired was $16.1 million and estimated liabilities assumed was $8.0 million. After a 5-year period, the Company may be required to purchase the remaining equity interest at an amount equal to its then fair market value, or elect to purchase the remaining equity interest at its then fair market value, or under certain circumstances at a 20% premium on such value. Annual net sales of Lucky Brand Dungarees, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen women's apparel lines. In the fourth quarter, the Company purchased approximately 3.0 percent additional equity interest. The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair market value of the underlying net assets of $13.1 million was allocated to goodwill and property based on estimates of fair values. Goodwill is being amortized on a straight-line basis over 25 years. The total amount of funds required to acquire the interest and refinance certain indebtedness was approximately $55.0 million. The fair value of assets acquired was $23.3 million and liabilities assumed was $10.2 million. After a 5-year period, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. Annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

NOTE 3: LICENSING COMMITMENTS

In August 1999, the Company consummated an exclusive license agreement with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute women's apparel products under the trademarks "Kenneth Cole New York," "Reaction Kenneth Cole" and "Unlisted.com." Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "Kenneth Cole New York," "Reaction Kenneth Cole," and "Unlisted.com" products. The initial term of the license agreement runs through December 31, 2004 with an option to renew for 3 additional 5-year periods if certain sales thresholds are met. In addition, the Company consummated the purchase of one million shares of Kenneth Cole Productions Class A stock at a price of $29 per share. This amount, $29 million, is recorded as a component of other assets on the Consolidated Balance Sheets as of January 1, 2000. Certain restrictions apply to the Company's stock ownership, including our agreement not to dispose of our position until August 24, 2001.

In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY(R) Jeans" and "DKNY(R) Active" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) Jeans" and "DKNY(R) Active" products. The initial term of the license agreement runs through December 31, 2012, with an option to renew for an additional 15-year period, if certain sales thresholds are met. Subject to the terms of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million. In December 1999, the Company consummated an additional exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell a new line of career and casual sportswear for the "better" market, under a trademark, to be determined, which is expected to be a derivative of the DKNY brand name. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed product. The initial term of the license agreement runs through December 31, 2005, with an option to renew for 2 additional 5-year periods, if certain sales thresholds are met.

In July 1998, the Company consummated a license agreement with Candie's, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using the "Candie's" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "Candie's" products. The initial term of the license agreement runs through December 31, 2013, with an option to renew for an additional 10-year period, if certain sales thresholds are met.

NOTE 4: MARKETABLE SECURITIES
There were no available-for-sale marketable securities at January 1, 2000. The following are summaries of available-for-sale marketable securities and maturities at January 2, 1999:

                                                          JANUARY 2, 1999
                                                         GROSS UNREALIZED
                                                         ----------------          ESTIMATED
      In thousands                       COST          GAINS          LOSSES      FAIR VALUE
      --------------------------         ----          -----          ------      ----------
      Tax exempt notes and bonds       $152,104       $    238       $     --       $152,342
      Money market preferred             40,000             --             --         40,000
      Commercial paper                    4,001              1             --          4,002
      Equity securities                   6,567            234             --          6,801
                                       --------       --------       --------       --------
                                       $202,672       $    473       $     --       $203,145
                                       ========       ========       ========       ========

These investments include $137,520,000 of tax exempt notes and bonds, money market preferreds and commercial paper which are classified as cash and cash equivalents. For the fiscal years 1999, 1998, and 1997 gross realized gains on available-for-sale securities totaled $1,793,000, $2,871,000 and $891,000, respectively. In 1999 and 1998 there were no gross realized losses. Gross realized losses totaled $1,185,000 in 1997. The adjustment to unrealized gains and losses on available-for-sale securities which was included in accumulated other comprehensive income (loss) was a credit of $111,000 (net of $55,000 in deferred income taxes) and a credit of $666,000 (net of $394,000 in deferred income taxes) in fiscal 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 5: INVENTORIES, NET

Inventories are summarized as follows:

In Thousands                                   January 1, 2000    January 2, 1999
------------                                   ---------------    ---------------
Raw materials                                         $ 24,028           $ 18,909
Work in process                                          7,516              8,841
Finished goods                                         386,804            447,327
                                                      --------           --------
                                                      $418,348           $475,077
                                                      ========           ========

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

In thousands                          January 1, 2000     January 2, 1999
------------                          ---------------     ---------------
Land and buildings                           $131,681            $131,297
Machinery and equipment                       243,262             199,769
Furniture and fixtures                         67,928              67,862
Leasehold improvements                        145,100             141,491
                                             --------            --------
                                              587,971             540,419
Less:  Accumulated depreciation
       and amortization                       303,800             283,057
                                             --------            --------
                                             $284,171            $257,362
                                             ========            ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 7: INCOME TAXES

The provisions for income taxes are as follows:

                                      FISCAL YEARS ENDED
                       (52 WEEKS)        (52 WEEKS)           (53 WEEKS)
In thousands         JANUARY 1, 2000   JANUARY 2, 1999     JANUARY 3, 1998
                     ---------------   ---------------     ---------------
Current:
    Federal             $ 83,023          $ 77,265          $ 86,210
    Foreign                2,717             2,914             2,450
    State & local         10,400             9,700            14,400
                        --------          --------          --------
                          96,140            89,879           103,060
Deferred - net            13,004             7,421             5,440
                        --------          --------          --------
                        $109,144          $ 97,300          $108,500
                        ========          ========          ========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude $1,031,000 in 1999, $4,801,000 in 1998, $3,670,000 in 1997, arising from the exercise of nonqualified stock options.

These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax benefit from our acquisition of Segrets, Inc. of approximately $1.8 million.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                             FISCAL YEARS ENDED
                             (52 WEEKS)          (52 WEEKS)           (53 WEEKS)
                           JANUARY 1, 2000     JANUARY 2, 1999      JANUARY 3, 1998
                           ---------------     ---------------      ---------------
Federal tax provision
     at statutory rate         35.0%                35.0%                35.0%
State and local
    Income taxes, net
    of federal benefit          2.2                  2.4                  3.2
Tax-exempt interest
    income                       --                  (.7)                (2.2)
Other-net                      (1.0)                 (.2)                 1.0
                               -----                -----                -----
                               36.2%                36.5%                37.0%
                               =====                =====                =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

The components of net deferred taxes arising from temporary differences as of January 1, 2000 and January 2, 1999 are as follows:

                                                       JANUARY 1, 2000                JANUARY 2, 1999
                                                   DEFERRED      DEFERRED       DEFERRED         DEFERRED
                                                     TAX            TAX            TAX             TAX
            IN THOUSANDS                            ASSET       LIABILITY        ASSET          LIABILITY
            ------------                           --------     ---------       --------        ---------
            Inventory valuation                     16,133             --        $18,432           $     -
            Unremitted earnings from
                  foreign subsidiaries                             16,419              -            17,052
            Restructuring charge                     1,770             --          9,205                 -
            Accounts receivable
                   Valuation                         1,711             --          2,019                 -
            Unrealized investment
                    (gains)/losses                   (118)             --          (173)                 -
            Depreciation                                            (462)              -           (2,056)
            Other-net                                8,268          7,154          6,212             2,540
                                                   -------        -------        -------           -------
                                                   $27,764        $23,111        $35,695           $17,536
                                                   =======        =======        =======           =======

Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.

NOTE 8: COMMITMENTS, CONTINGENCIES
AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through December 2013. Rental expense for 1999, 1998 and 1997 was approximately $67,113,000, $62,966,000, and $59,388,000, respectively.
The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

At January 1, 2000, the minimum aggregate rental commitments are as follows:

                                  (IN THOUSANDS)                            (IN THOUSANDS)
FISCAL YEAR                      OPERATING LEASES        FISCAL YEAR        OPERATING LEASES
---------------------------------------------------------------------------------------------
2000                               $54,120              2003               $  40,902
2001                                49,558              2004                  36,955
2002                                44,883              Thereafter           177,925


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

Certain rental commitments have renewal options extending through the year 2030. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

At January 1, 2000, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately, $539,065,000.

In 1999, in connection with the Company's ongoing stock repurchase program, put warrants on 500,000 shares of common stock were exercised and put warrants on 400,000 shares of common stock expired unexercised. There are no put warrants outstanding at January 1, 2000. In 1998, the Company sold put warrants on 1.25 million shares of common stock in privately negotiated transactions based on the then current market price of the common stock. The warrants gave the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. The Company had the option to settle in cash or shares of common stock. In 1998, warrants on 420,000 shares of common stock expired unexercised, and warrants on 830,000 shares of common stock were exercised. Warrants on an additional 900,000 shares remained outstanding at January 2, 1999. The proceeds from the sale of put warrants of $4.7 million in 1998 have been recorded in capital in excess of par value. The Company's potential obligation of $30.8 million in 1998 to buy back 900,000 shares of common stock was charged to capital in excess of par value and reflected as put warrants on the Consolidated Balance Sheets.

In the normal course of business, the Company extends credit, on open account, to its department store customers, after a credit analysis is performed based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter 11. In 1999, three corporate groups of department store customers accounted for 16%, 17%, and 15%, respectively, of net sales. In 1998, three corporate groups of department store customers accounted for 18%, 17% and 15%, respectively, of net sales. In 1997, three corporate groups of department store customers accounted for 19%, 17% and 12%, respectively, of net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 1, 2000.

At January 1, 2000, approximately 24% of the Company's work force was covered by collective bargaining agreements. The agreements currently in effect will expire in May 2000. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.

NOTE 9: DEBT AND LINES OF CREDIT

On December 6, 1999, the Company established a $600,000,000, 364-day unsecured credit agreement (the "Agreement"). Borrowings outstanding under the agreement are due December 4, 2000. Repayment of the outstanding loan can be extended for one year after the maturity date. The agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, or a Eurodollar rate option with a spread based on the Company's long-term credit rating.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

The Agreement contains certain financial covenants relating to the Company's debt leverage and fixed charge coverage. The Company believes it is in compliance with such covenants.

The Agreement may be directly drawn upon, or used to support the Company's $600,000,000 commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At January 1, 2000, approximately $116 million was outstanding under the commercial paper program, with a weighted average interest rate of 6.7%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt on the Consolidated Balance Sheet as of January 1, 2000 as it is the Company's intent and ability to refinance such obligations on a long-term basis.

As of January 1, 2000, the Company had lines of credit aggregating $433,000,000 which were available to cover trade letters of credit. These lines of credit expire at various dates in 2000. At January 1, 2000 and January 2, 1999, the Company had letters of credit of $265,352,000 and $220,482,000, respectively. These letters of credit, which have terms ranging from one to ten months, collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

NOTE 10: RESTRUCTURING CHARGE

In December 1998, the Company recorded a $27.0 million (pre-tax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring liability as of January 1, 2000 was $5.1 million. Of the $21.9 million expended for restructuring costs, $10.7 was related to severance costs and $11.2 to losses on contracts and write- off of certain assets related to the aforementioned closure of certain specialty retail stores. Approximately $2.3 million of the remaining liabilities should be paid or settled during the 2000 fiscal year, with the remaining $2.7 million of the liability deemed to no longer be necessary. This amount was taken as a reduction to the restructuring charge through current year earnings and was offset with a restructuring reserve of an equal amount to recognize the anticipated exit cost associated with the closure of seven additional underperforming retail stores.

A summary of the charges in the restructuring reserves is as follows:

                                           OPERATING AND
                          STORE CLOSURE   ADMINISTRATIVE
IN MILLIONS                       COSTS       EXIT COSTS          TOTAL
--------------------------------------------------------------------------
Original Reserve                $  14.4          $  12.6         $  27.0
   1999 spending                  (11.2)           (10.7)          (21.9)
   1999 excess reduction           (0.8)            (1.9)           (2.7)
   1999 store closing
     charge                         2.7             --               2.7
                                -------          -------         -------
Balance at January 1, 2000      $   5.1          $  --           $   5.1
                                =======          =======         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 11: STOCK PLANS

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

                                                                          FISCAL YEARS ENDED
             IN THOUSANDS EXCEPT FOR                 (52 WEEKS)                  (52 WEEKS)                  (53 WEEKS)
             PER COMMON SHARE DATA              JANUARY 1, 2000             JANUARY 2, 1999              JANUARY 3,1998
-------------------------------------------------------------------------------------------------------------------------
            Net income:
                As reported                            $192,442                    $169,377                    $184,644
                Pro forma                              $188,200                    $164,738                    $180,698
            Basic earnings
                Per share:
                As reported                               $3.13                       $2.59                       $2.65
                Pro forma                                 $3.06                       $2.51                       $2.60
            Diluted earnings
                Per share:
                As reported                               $3.12                       $2.57                       $2.63
                Pro forma                                 $3.05                       $2.50                       $2.57

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 1.3% for 1999 and 1.0% for 1998 and 1997, expected volatility of 37%, 31% and 34%, risk free interest rates of 5.3%, 5.4%, and 6.2% and expected lives of five years for 1999 and four years for 1998 and 1997.

In February 1984 and March 1992, the Company adopted the "1984 Plan" and "1992 Plan," respectively under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans' administrative committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon merger of the Company or the happening of certain other events. Options and rights may not be transferred during the lifetime of a holder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

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

The 1992 plan provides initially for the issuance of up to 2,500,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the plan, and provides that the Board of Directors may increase such number by an amount equal to 1% of the common stock outstanding as of January 1, 1994 and each January 1st thereafter. At January 1, 2000, there were available for future grant 2,271,651 shares under the 1992 plan. The 1992 plan expires in 2002. The 1984 plan has expired; awards made thereunder prior to its termination remain in effect in accordance with their terms.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended January 1, 2000 are summarized as follows:

                                              1999                          1998                                1997
                                              ----                          ----                                ----
                                                 WEIGHTED AVERAGE                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                    SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                   ---------      ----------------   ---------     --------------      ---------    ----------------
Beginning of year                  2,340,594        $   35.50        2,208,310        $   30.73        2,175,923      $   26.34
Granted                            1,292,200            32.82          979,738            40.66          840,960          39.38
Exercised                           (219,306)           23.61         (562,929)           25.43         (557,842)         27.12
Cancelled                           (579,017)           37.62         (284,525)           36.29         (250,731)         29.66
                                   ---------        ---------        ---------        ---------        ---------      ---------

End of year                        2,834,471        $   34.76        2,340,594        $   35.48        2,208,310      $   30.73
                                   =========        =========        =========        =========        =========      =========

Exercisable at end of year           921,345        $   32.65          652,258        $   30.24          723,927      $   23.28
                                   =========        =========        =========        =========        =========      =========

Weighted average fair value
  of options granted during
  the year                                          $   12.22                         $   11.98                       $   13.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

The following table summarizes information about options outstanding at January 1, 2000:

                               Options Outstanding                                                  Options Exercisable
                               -------------------                                                  -------------------
                                           Weighted  Average
Range of                Outstanding                Remaining       Weighted Average      Exercisable at        Weighted Average
Exercise Prices     At Jan. 1, 2000         Contractual Life         Exercise Price        Jan. 1, 2000          Exercise Price
---------------     ---------------         ----------------         --------------        ------------          --------------
$15.00 - $25.00           254,506                1.5 years                 $19.80             244,329                  $19.69
 25.01 -  35.00         1,302,111                8.5 years                  31.57             221,211                   27.15
 35.01 -  60.00         1,277,854                7.4 years                  40.00             455,805                   42.25
$15.00 - $60.00         2,834,471                7.4 years                 $34.76             921,345                  $32.65

On January 25, 2000, nonqualified options to acquire 1,653,650 shares of common stock were granted to officers and other key employees with an exercise price of $35 13/16.

In 1998, the committee granted 366,650 shares of common stock to a group of key executives. As of January 1, 2000, 281,967 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the occurrence of certain other events. In 1996, one-third of the then 65,000 unvested restricted shares (or 21,665 shares) vested in accordance with the accelerated vesting provisions of the employment agreement. The remaining shares where scheduled to vest at the rate of 6,667 shares of common stock per year through the year 2000 and 10,000 shares in the year 2001. During 1997, the common stock attained the predetermined level which allowed the remaining shares to vest on January 2, 1999. The unearned compensation related to all restricted stock grants as of January 1, 2000, January 2, 1999, and January 3, 1998 is $9,097,000, $12,781,000, and $939,000, respectively, and is included in retained earnings on the Consolidated Balance Sheets.

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At January 1, 2000, 50,000 of these options remained outstanding; they became exercisable on October 21, 1998 and expire on October 21, 2000, subject to certain exceptions.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 1999, 1,404 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 1,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 12: PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED
COMPENSATION PLANS

The Company's noncontributory, defined contribution profit-sharing retirement plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance in accordance with qualification rules set out in the plan. Vesting begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until full vesting occurs, except that for employees commencing employment after December 31, 1996, vesting will be on a "cliff" (100%) basis after a period of five years of service. Each year, profit-sharing contributions, if any, are determined by the Board of Directors. The Company's 1999, 1998 and 1997 plan contribution expense, which is included in selling, general and administrative expenses, was $4,520,000, $4,372,000 and $5,888,000, respectively.

The Company's 401(k) Savings Plan covers all eligible U.S. employees who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. The plan pays benefits based on an employee's vested account balance. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of their salary on a before-tax basis. Such contributions are fully and immediately vested. Vesting of the Company's matching contribution (equal to 50% of the first 5% contributed by the participant) begins at 20% after two years of service, and from the 3rd through 6th years, vesting increases by 20% each year until fully vested. The Company's 1999, 1998 and 1997 plan contribution expense, which is included in selling, general and administrative expenses, was $1,995,000, $2,052,000 and $2,181,000, respectively.

Effective December 31, 1999, the Profit Sharing Plan was merged into the 401(k) Plan. Future profit sharing contributions will be made to all associates who are eligible to participate in the profit sharing portion of the combined plan and who are employed on the last day of the plan year and are credited with at least 1,000 hours of service during the plan year, or who leave the Company during the plan year because of death, disability or retirement, as defined in the plan, whether or not associates participate in the 401(k) portion of the combined plan. Effective April 1, 2000, the Company match on associate 401(k) contributions will be increased to 50% of the first 6% of eligible compensation contributed by the participant, and eligibility for participation in the 401(k) portion of the plan for full time associates will be reduced to 6 months of employment. However, the Company match will not apply until an associate has a 12 month period of employment with at least 1,000 hours of service.

The Company has a supplemental retirement plan for executives whose benefits under the merged Profit Sharing and 401(k) Plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows participants to defer up to 15% of their salary. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the Company's 401(k) savings plan. Under a separate bonus deferral plan, participants may defer up to 100% of their annual bonus. These supplemental plans are not funded. The Company's expenses related to these plans, which are included in selling, general and administrative expenses, were $2,223,000, $1,909,000 and $1,462,000 in 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

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

NOTE 13: STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock (20% or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50% or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008 and do not have voting rights, may be amended by the Company's Board of Directors and redeemed by the Company at $.01 per right at any time before any person or group becomes an Acquiring Person.

NOTE 14: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No.128 "Earnings per Share."


                                                             FISCAL YEARS ENDED
IN THOUSANDS                                          (52 WEEKS)               (52 WEEKS)              (53 WEEKS)
                                                 JANUARY 1, 2000          JANUARY 2, 1999          JANUARY 3, 1998
-------------------------------------------------------------------------------------------------------------------
Net income:                                             $192,442                 $169,377                $184,644
Weighted average common                                 --------                 --------                --------
     shares outstanding                                   61,523                   65,503                  69,619
Effect of dilutive securities:
    Stock options and restricted stock grants                190                      272                     483
     Put warrants                                              7                       72                      89
Weighted average common
    shares and common
    Share equivalents                                     61,720                   65,847                  70,191
                                                          ======                   ======                  ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 15: CONSOLIDATED STATEMENTS
OF CASH FLOWS SUPPLEMENTARY
DISCLOSURES

During fiscal 1999, 1998, and 1997, the Company made income tax payments of $89,374,000, $91,342,000, and $98,425,000, respectively. The Company made interest payments of $2,186,000, $0 and $0 in 1999, 1998 and 1997, respectively. Other non-cash investing activities in 1999 include a future payment of $15.0 million associated with the Lucky Brand Dungarees, Inc. acquisition and $3.5 million contingent payment for the Laundry acquisition (see Note 2 of Notes to Consolidated Financial Statements).

NOTE 16: SEGMENT REPORTING

The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel Segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those and other trademarks. The Retail segment operates specialty retail and outlet stores that sell these apparel and non-apparel products to the public.

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

                                                          JANUARY 1, 2000
                                        WHOLESALE               WHOLESALE                         CORPORATE/
IN THOUSANDS                              APPAREL             NON-APPAREL      RETAIL           ELIMINATIONS        TOTALS
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $2,032,542                $320,491         $444,722         $   8,793           $2,806,548
Intercompany sales                        163,973                  20,911               --         (184,884)                   --
Depreciation  and amortization expense     47,024                   4,130           10,608             6,074               67,836
Segment operating profit (loss)           267,146                  32,645           58,105          (58,143)              299,753
Segment assets                          1,311,090                  86,549          121,613           200,121            1,719,373
Expenditures for long-lived assets        243,786                   1,615           31,851                --              277,252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                     JANUARY 2, 1999
                                       WHOLESALE               WHOLESALE                        CORPORATE/
IN THOUSANDS                             APPAREL             NON-APPAREL           RETAIL     ELIMINATIONS        TOTALS
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $1,802,832                $296,713         $430,839       $    4,884    $2,535,268
Intercompany sales                       183,218                  23,602               --         (206,820)           --
Depreciation and amortization expense     34,985                   4,143           12,527            4,130        55,785
Segment operating profit (loss)          243,708                  46,590           45,341         (77,961)       257,678
Segment assets                         1,119,680                  98,701          142,156          367,344     1,727,881
Expenditures for long-lived assets       102,870                  12,282           14,420               --       129,572


                                                                     JANUARY 3, 1998
                                       WHOLESALE               WHOLESALE                               CORPORATE/
IN THOUSANDS                             APPAREL             NON-APPAREL                RETAIL       ELIMINATIONS        TOTALS
-------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $1,705,760                $289,574         $411,436       $    5,831    $2,412,601
Intercompany sales                       153,836                  18,667               --         (172,503)           --
Depreciation and amortization expense     26,251                   3,819           10,875            5,079        46,024
Segment operating profit (loss)          250,232                  38,152           40,325          (51,414)      277,295
Segment assets                         1,075,319                  77,464          114,422          500,433     1,767,638
Expenditures for long-lived assets        37,218                   2,485            7,840            3,750        51,293

In the 1999 "Corporate Eliminations" column, the segment assets consists primarily of corporate buildings, machinery and equipment and licenses and trademarks purchased by the Company. In the 1998 and 1997 "Corporate/Eliminations" column, the segment assets consist primarily of the Company's investment portfolio. The segment operating loss consists primarily of the elimination of the profit transfer from the retail segment to the wholesale segments, and in the 1998 fiscal year a $27,000,000 restructuring charge.

The reconciling item to adjust segment operating profit to consolidated pre-tax income consists primarily of net income generated by the Company's investment portfolio in the amount of $1,833,000 in 1999, $8,999,000 in 1998, and
$15,849,000 in 1997.

A reconciliation to adjust segment assets to consolidated assets follows:

IN THOUSANDS                                JANUARY 1, 2000    JANUARY 2, 1999     JANUARY 3, 1998
                                            ---------------    ---------------     ---------------
Total segment assets                           $ 1,719,373        $ 1,727,881        $ 1,767,638
Intercompany receivables                           (24,640)           (22,415)           (23,681)
Investments in wholly owned subsidiaries          (292,249)          (338,267)          (449,773)
Other                                                9,317             25,592             11,101
                                               -----------        -----------        -----------
Total consolidated assets                      $ 1,411,801        $ 1,392,791        $ 1,305,285
                                               ===========        ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 17: OTHER COMPREHENSIVE INCOME

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires reporting of comprehensive income and its components in a financial statement. The following table contains the components of the adjustment to unrealized gains (losses) on available for sale securities included in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

IN THOUSANDS                                            JANUARY 1, 2000         JANUARY 2, 1999          JANUARY 3, 1998
-------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available for sale
Securities, net of tax:
   Unrealized holding gain (loss)                                $(166)                  $1,627                     $951
   Reclassification adjustment                                      55                    (961)                      396
                                                                 -----                    -----                      ---
Net unrealized gain (loss)                                       $(111)                  $(666)                   $1,347
                                                                 ======                  ======                   ======

NOTE 18: LEGAL PROCEEDINGS

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Court Action"). The Federal Court Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees page. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint. The Company has since reached an agreement in principle to settle all claims that were or could have been asserted in the Federal or State Court actions. To date, more than a dozen other apparel companies have also settled or agreed in principle to settle these claims. The agreement in principle concluded by the Company is subject to final documentation, execution of a binding agreement, and federal court approval. Under the terms of the agreement in principle, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this junction determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

NOTE 19: SUBSEQUENT EVENT

In February 2000, the Company signed an agreement with Leslie Fay Company, Inc. to license the Company's Liz Claiborne Dresses and Elisabeth Dresses labels. The licensing agreement was effective as of the date of the agreement and will not interrupt the flow of merchandise. Not included in the agreement are dresses sold as part of the Liz Claiborne Collection, Lizsport, Lizwear, Liz & Co. and Elisabeth sportswear lines. The initial term of the license agreement runs through February 28, 2005, with an option to renew for 2 additional 5-year terms, if certain sales thresholds are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTE 20: ACCRUED EXPENSES

Accrued expenses at January 1, 2000 and January 2, 1999 consisted of the following:


In thousands                         January 1, 2000       January 2, 1999
--------------------------------------------------------------------------
Payroll and bonuses                     $ 31,452             $ 23,660
Taxes, other than taxes on income         20,864               11,263
Employee benefits                         20,309               14,266
Advertising                               19,776               12,006
Restructuring reserve                      5,056               26,283
Other                                     62,763               41,439
                                        --------             --------
                                        $160,220             $128,917
                                        ========             ========

UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 1999 and 1998 is set forth in the table below:

                                           MARCH                    JUNE                 SEPTEMBER              DECEMBER
                                           -----                    ----                 ---------              --------
ALL AMOUNTS IN THOUSANDS
 EXCEPT PER COMMON SHARE DATA        1999         1998        1999         1998       1999       1998       1999        1998
                                     ----         ----        ----         ----       ----       ----       ----        ----
Net sales                        $700,789     $656,005    $607,675     $565,219   $821,024   $703,904   $677,060    $610,140

Gross profit                      262,632      255,538     237,011      224,916    321,081    276,974    276,858     239,674

Net income                         44,713       45,886      31,561       30,963     66,370     62,697     49,798      29,831*

Basic earnings per share         $    .70     $    .69    $    .50     $    .47       1.08   $    .96   $    .85    $    .46*

Diluted earnings per share       $    .70     $    .69    $    .50     $    .47       1.08   $    .96   $    .85    $    .46*

Dividends paid
   per common share              $    .11     $    .11    $    .11     $    .11   $    .11   $    .11   $    .11    $    .11

* Includes the after tax effect of a restructuring charge of $17,100 ($27,000 pretax) or $.27 per common share in the fourth quarter of 1998.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     LIZ CLAIBORNE, INC. AND SUBSIDIARIES

Column A                                    Column B                Column C                 Column D             Column E
                                                                    ADDITIONS
                                                       ----------------------------------
(In thousands)                                            Charged to
                                          Balance at       Costs and                       Deductions           Balance at
Description                                Beginning        Expenses         Other          -Describe        End of Period
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 2000

Accounts Receivable - allowance for
doubtful accounts                            $2,165          $1,025     $       --              $935 (A)           $2,255

Restructuring Reserve                       $26,300          $2,700     $   (2,700)(C)       $21,200 (B)           $5,100


YEAR ENDED JANUARY 2, 1999

Accounts Receivable - allowance for
doubtful accounts                            $2,591            $231     $       --              $657 (A)           $2,165

Restructuring Reserve                            $0         $27,000     $       --              $700 (B)          $26,300



YEAR ENDED JANUARY 3, 1998

Accounts Receivable - allowance for
doubtful accounts                            $2,430            $551     $       --              $390 (A)           $2,591


Notes:

(A) Uncollectible accounts written off, less recoveries.

(B) Charges to the restructuring reserve are for the purposes for which the reserve was created. $2.7 million of the reserve in fiscal 1999 was deemed to no longer be necessary, and was reversed.

(C) This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through fiscal 1999 earnings.

                                INDEX TO EXHIBITS

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

EXHIBIT
 NO.                                DESCRIPTION

10(e)(ii)+              -  Amendment No. 5 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(e)(iii)+             -  Amendment No. 6 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(e) (iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual
                           Report"]).

10(e)(iv)+             -   Amendment No. 7 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(e)(v)+              -   Amendment No. 8 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the "1997 Annual
                           Report"].

10(e)(vi)+             -   Amendment No. 9 to the Savings Plan (incorporated
                           herein by reference from Exhibit 10(e)(vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 [the "1998 annual report"])

10(f)+                 -   Amended and Restated Liz Claiborne Profit-Sharing
                           Retirement Plan (the "Profit-Sharing Plan")
                           (incorporated herein by reference from Exhibit 10(h) to the 1992 Annual Report).

 10(g)+                -   Trust Agreement related to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(jj) to the 1983 Annual Report).

 10(g)(i)+             -   Amendment Nos. 1 and 2 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit
                           10(i)(i) to the 1993 Annual Report).

 10(g)(ii)+            -   Amendment No. 3 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 1994).

10(g)(iii)+            -   Amendment No. 4 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended July 1, 1995).

10(g)(iv)+             -   Amendment No. 5 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit
                           10(g)(iv) to the 1996 Annual Report).

10(g)(v)+              -   Amendment No. 6 to the Profit-Sharing Plan
                           (incorporated herein by reference from Exhibit
                           10(g)(v) to the 1998 Annual Report).

10(h)+*                -   Merger Amendment to the Profit-Sharing Plan, the
                           Lucky Brand Employee Retirement Plan and Trust, the
                           Segrets, Inc. 401(k) Profit Sharing Plan and the
                           Savings Plan.

 10(i)                 -   National Collective Bargaining Agreement, made and
                           entered into as of June 1, 1997, by and between Liz
                           Claiborne, Inc. and the Union of Needletrades,
                           Industrial and Textile Employees (UNITE) for the period June 1, 1997 through May 31, 2000
                           (incorporated herein by reference from Exhibit 10(h) to the 1997 Annual Report).

10(i)(i)               -   Jobbers Agreement, made and entered into as of June
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

*        Filed herewith.

EXHIBIT
NO.                        DESCRIPTION


10(j)+*           -        Description of Liz Claiborne, Inc. 1999 Salaried
                           Employee Incentive Bonus Plan.

10(k)             -        Lease, dated as of January 1, 1990 (the "1441
                           Lease"), for premises located at 1441 Broadway, New
                           York, New York between Registrant and Lechar Realty
                           Corp. (incorporated herein by reference from Exhibit
                           10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(k)(i)+*        -        First Amendment: Lease Extension and Modification
                           Agreement, dated as of January 1, 1998, to the 1441
                           Lease.

10(k)(ii)+*       -        Second Amendment to Lease, dated as of September 19,
                           1998, to the 1441 Lease.

10(k)(iii)+*      -        Third Amendment to Lease, dated as of September 24,
                           1999, to the 1441 Lease.

10(l)+            -        Liz Claiborne, Inc. Amended and Restated Outside
                           Directors' 1991 Stock Ownership Plan (the "Outside
                           Directors' 1991 Plan") (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 30, 1995 [the "1995 Annual Report"]).

10(l)(i)+         -        Form of Option Agreement under the Outside Directors'
                           1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(m)+            -        Liz Claiborne, Inc. 1992 Stock Incentive Plan (the
                           "1992 Plan") (incorporated herein by reference from
                           Exhibit 10(p) to Registrant's Annual Report on Form
                           10-K for the fiscal year ended December 28, 1991.

10(m)(i)+         -        Amendment No. 1 to the 1992 Plan (incorporated herein
                           by reference from Exhibit 10(p)(i) to the 1993 Annual
                           Report).

 10(m)(ii)+       -        Amendment No. 2 to the 1992 Plan (incorporated herein
                           by reference from Exhibit 10(n)(ii) to the 1997
                           Annual Report).

10(m)(iii)+       -        Amendment No. 3 to the 1992 Plan (incorporated herein
                           by reference from Exhibit 10(n)(iii) to the 1998
                           Annual Report).

10(n)+            -        Form of Option Agreement under the 1992 Plan
                           (incorporated herein by reference from Exhibit 10(r) to the 1992 Annual Report).

10(o)+            -        Form of Option Grant Certificate under the 1992 Plan
                           (incorporated herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(p)+            -        Form of Restricted Career Share Agreement under the
                           1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1995).

10(q)+            -        Form of Restricted Transformation Share Agreement
                           under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

+        Compensation plan or arrangement required to be noted as provided in
         Item 14(a)(3).

*        Filed herewith.

EXHIBIT
 NO.                       DESCRIPTION

10(r)+*           -        Description of Supplemental Life Insurance Plans.

10(s)+            -        Description of unfunded death/disability benefits for
                           certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(t)+*           -        Amended and Restated Liz Claiborne Section 162(m)
                           Cash Bonus Plan.

10(u)+            -        Liz Claiborne, Inc. Supplemental Executive Retirement
                           Plan (as amended and restated effective as of January
                           1, 1997) (incorporated herein by reference from
                           Exhibit 10(w) to the 1996 Annual Report).

10(v)+            -        The Liz Claiborne, Inc. Bonus Deferral Plan
                           (incorporated herein by reference from Exhibit 10(x) to the 1996 Annual Report).

10(w)+            -        Employment Agreement dated as of May 9, 1994, between
                           Registrant and Paul R. Charron (the "Charron
                           Agreement") (incorporated herein by reference from
                           Exhibit 10(a) to Registrant's Quarterly Report on
                           Form 10-Q for the period ended April 2, 1994).

10(w)(i)+         -        Amendment to the Charron Agreement, dated as of
                           November 20, 1995 (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(w)(ii)+        -        Amendment to the Charron Agreement, dated as of
                           September 19, 1996, (including the Liz Claiborne
                           Retirement Income Accumulation Plan for the benefit of Mr. Charron) (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(x)+            -        Employment Agreement dated as of September 26, 1996
                           between Registrant and Denise V. Seegal (the "Seegal
                           Agreement") (incorporated herein by reference from
                           Exhibit 10(z) to the 1996 Annual Report).

10(x)(i)+*        -        Amendment to the Seegal Agreement, dated as of
                           February 18, 2000.

10(y)+*           -        Credit Agreement dated as of December 6, 1999, among
                           Registrant, various lending parties and The Chase
                           Manhattan Bank (as administrative agent).

21*               -        List of Registrant's Subsidiaries.

23*               -        Consent of Independent Public Accountants.

27*               -        Financial Data Schedule.

99*               -        Undertakings.

(b)               -        Reports on Form 8-K.

                           Not Applicable.

+        Compensation plan or arrangement required to be noted as provided in
         Item 14(a)(3).

*        Filed herewith.