Form 10-Q
period 2000-04-01
CLAIBORNE LIZ INC
filed 2000-05-16
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q


  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 1, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from .................to...............

    Commission file number:    0-9831


                                LIZ CLAIBORNE, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                        13-2842791
     ---------------------------                -----------------------------
     (State or other jurisdiction               (I.R.S. Employer
      of incorporation)                          Identification No.)

       1441 Broadway, New York, New York                    10018
     ----------------------------------------    ----------------------------
     (Address of principal executive offices)    (Zip Code)

                                   (212) 354-4900
               ----------------------------------------------------
               (Registrant's telephone number, including area code)




Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 12, 2000 was 54,575,194.

 LIZ CLAIBORNE, INC. AND SUBSIDIARIES
 INDEX TO FORM 10-Q
 APRIL 1, 2000

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of April 1, 2000, January 1, 2000
          and April 3, 1999 .........................................................     3

          Condensed Consolidated Statements of Income for the Three Months
          Ended April 1, 2000 and April 3, 1999 .....................................     4

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended April 1, 2000 and April 3, 1999 .....................................     5

          Notes to Condensed Consolidated Financial Statements ......................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .......................................     12

          OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................     16

Item 5.   Statement Regarding Forward-Looking Disclosure ............................     17

Item 6.   Exhibits and Reports on Form 8-K ..........................................     18

SIGNATURES ..........................................................................     19


                                             [2]






    PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    LIZ CLAIBORNE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (All amounts in thousands except share data)


                                                                     (Unaudited)                     (Unaudited)
                                                                       April 1,      January 1,       April 3,
                                                                        2000          2000            1999
                                                                    -----------     -----------     -----------
    ASSETS
    CURRENT ASSETS:
     Cash and cash equivalents                                      $    20,561     $    37,940     $    24,738
     Marketable securities                                                7,429              --              --
     Accounts receivable - trade                                        520,977         298,924         474,607
     Inventories                                                        388,454         418,348         406,616
     Deferred income tax benefits                                        27,246          27,764          36,182
     Other current assets                                                80,837          75,633          82,902
                                                                    ------------    ------------    ------------
                      Total current assets                            1,045,504         858,609       1,025,045
                                                                    ------------    ------------    ------------

    PROPERTY AND EQUIPMENT - NET                                        290,970         284,171         263,127
    GOODWILL AND INTANGIBLES - NET                                      227,350         227,663              --
    OTHER ASSETS                                                         37,103          41,358          94,476
                                                                    ------------    ------------    ------------


    TOTAL ASSETS                                                    $ 1,600,927     $ 1,411,801     $ 1,382,648
                                                                    ============    ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Accounts payable                                               $   186,795     $   184,556     $   150,559
     Accrued expenses                                                   156,299         160,220         140,578
     Income taxes payable                                                26,936           7,535          32,337
                                                                   -------------    ------------    ------------
                      Total current liabilities                         370,030         352,311         323,474
                                                                   -------------    ------------    ------------

    LONG TERM DEBT                                                      307,720         116,085              --

    OTHER NON CURRENT LIABILITIES                                        15,000          15,000              --

    DEFERRED INCOME TAXES                                                23,320          23,111          17,107

    COMMITMENTS AND CONTINGENCIES

    MINORITY INTEREST AND PUT WARRANTS                                    3,579           3,125          20,801

    STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized shares - 50,000,000,
          issued shares - none                                               --              --              --
     Common stock, $1 par value, authorized shares - 250,000,000,
          issued shares - 88,218,617                                     88,219          88,219          88,219
     Capital in excess of par value                                      82,126          80,257          59,406
     Retained earnings                                                1,862,153       1,827,720       1,699,970
     Accumulated other comprehensive loss                                (1,960)         (3,263)         (2,638)
                                                                    ------------    ------------    ------------
                                                                      2,030,538       1,992,933       1,844,957

     Common stock in treasury, at cost, 33,071,076 , 31,498,577
          and 24,475,302 shares                                      (1,149,260)     (1,090,764)       (823,691)
                                                                    ------------    ------------    ------------
                      Total stockholders' equity                        881,278         902,169       1,021,266
                                                                    ------------    ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,600,927     $ 1,411,801     $ 1,382,648
                                                                    ============    ============    ============



    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                            [3]



    LIZ CLAIBORNE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (All amounts in thousands, except per common share data)



                                                                            (Unaudited)
                                                                     ---------------------------
                                                                         Three Months Ended
                                                                     ---------------------------
                                                                       April 1,        April 3,
                                                                         2000            1999
                                                                     -----------     -----------

    NET SALES                                                       $   809,459     $  700,789

         Cost of goods sold                                             506,585        438,157
                                                                     -----------     ----------

    GROSS PROFIT                                                        302,874        262,632

         Selling, general & administrative expenses                     228,529        192,890
                                                                     -----------     ----------

    OPERATING INCOME                                                     74,345         69,742

         Other Income (Expense), net                                      2,299           (266)

         Interest (Expense) Income, net                                  (4,001)           937
                                                                     -----------     ----------

    INCOME BEFORE PROVISION
         FOR INCOME TAXES                                                72,643         70,413

         Provision for income taxes                                      26,151         25,700
                                                                     -----------     ----------

    NET INCOME                                                       $   46,492      $  44,713
                                                                     ===========     ==========

    NET INCOME PER WEIGHTED AVERAGE SHARE, BASIC                           $0.85          $0.70

    NET INCOME PER WEIGHTED AVERAGE SHARE, DILUTED                         $0.84          $0.70

    WEIGHTED AVERAGE SHARES, BASIC                                        54,972         63,962

    WEIGHTED AVERAGE SHARES, DILUTED                                      55,295         64,122


    DIVIDENDS PAID PER COMMON SHARE                                        $0.11          $0.11


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                            [4]


    LIZ CLAIBORNE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (All dollar amounts in thousands)



                                                                            (Unaudited)
                                                                     ---------------------------
                                                                          Three Months Ended
                                                                     ---------------------------
                                                                        April 1,       April 3,
                                                                          2000           1999
                                                                     -----------     -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                   $   46,492      $   44,713
        Adjustments to reconcile net income to
           net cash (used in) operating activities:
           Depreciation and amortization                                 20,252          15,864
           Other - net                                                    4,353             717
           Change in current assets and liabilities:
             (Increase)  in accounts receivable                        (222,053)       (215,342)
              Decrease in inventories                                    29,894          78,535
             (Increase) in deferred income tax benefits                    (234)           (523)
             (Increase) decrease in other current assets                 (5,204)          1,678
              Increase (decrease) in accounts payable                     2,239         (74,306)
             (Decrease)  in accrued expenses                            (10,857)         (2,175)
              Increase in income taxes payable                           19,401          21,303
                                                                     -----------     -----------
                Net cash (used in) operating activities                (115,717)       (129,536)
                                                                     -----------     -----------


    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investment instruments                             (14,573)             --
        Disposals of investment instruments                               9,082          65,152
        Purchases of property and equipment                             (20,046)        (17,037)
        Payments for acquisitions, net of cash acquired                  (2,005)        (53,735)
        Other - net                                                        (265)            990
                                                                     -----------     -----------
                Net cash (used in) investing activities                 (27,807)         (4,630)
                                                                     -----------     -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in commercial paper, net                               191,635              --
        Proceeds from exercise of common stock options                   10,973           1,385
        Dividends paid                                                   (6,146)         (7,159)
        Purchase of common stock                                        (70,264)             --
                                                                     -----------     -----------
                Net cash provided by (used in) financing activities     126,198          (5,774)
                                                                     -----------     -----------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (53)             19
                                                                     -----------     -----------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                             (17,379)       (139,921)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     37,940         164,659
                                                                     -----------     -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   20,561      $   24,738
                                                                     ===========     ===========



    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                            [5]

    LIZ  CLAIBORNE,  INC.  AND  SUBSIDIARIES
    NOTES  TO  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)

    1. BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current period's classifications.

    In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

    2. ACQUISITIONS AND LICENSING COMMITMENTS

    On November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc.; on June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand
    Dungarees, Inc.; and on February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc.

    In August 1999, the Company consummated a license agreement with Kenneth Cole Productions, Inc.; in January 1998 and December 1999 the Company consummated license agreements with an affiliate of Donna Karan International, Inc.; and in July 1998, the Company consummated a license agreement with Candie's, Inc.

    Reference is made to the Company's latest annual report on Form 10-K for further information regarding the above transactions.




                                            [6]

    LIZ  CLAIBORNE,  INC.  AND  SUBSIDIARIES
    NOTES  TO  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)



    3. COMPREHENSIVE INCOME

    Comprehensive  income is  comprised  of net  income,  the effects of foreign
    currency   translation  and  changes  in  unrealized  gains  and  losses  on securities. Total comprehensive income for interim periods was as follows:


                                                       Three Months Ended
                                                    April 1,        April 3,
    (Dollars in thousands)                            2000            1999
    ----------------------------------------------  --------        --------
    Comprehensive income, net of tax:
          Net income                                $46,492         $44,713

          Foreign currency translation                  (53)             19

          Changes in unrealized gains or losses on
          securities                                  1,356             215


          Reclassification adjustment for gains or
          losses included in net income                  --            (151)
                                                     --------       --------
    Comprehensive income, net of tax:                $47,795        $44,796
                                                     ========       ========



    4. MARKETABLE SECURITIES

    The following are summaries of available-for-sale marketable securities and maturities:

                                              (Dollars in thousands)
                                                   April 1, 2000
                                     --------------------------------------
                                                     Gross        Estimated
                                                   Unrealized       Fair
                                        Cost     Gains   Losses     Value
                                     -------    -------  -------  ---------
   Equity securities                 $ 5,491    $ 1,938  $    --  $ 7,429
                                     -------    -------  -------  ---------
                                     $ 5,491    $ 1,938  $    --  $ 7,429
                                     =======    =======  =======  =========

                                              (Dollars in thousands)
                                                   April 3, 1999
                                     --------------------------------------
                                                     Gross        Estimated
                                                   Unrealized       Fair
                                      Cost       Gains   Losses     Value
                                     -------    -------  -------  ---------
    Tax exempt notes and bonds       $ 3,887    $    --  $    --  $ 3,887
    Equity securities                  6,567        573       --    7,140
                                     -------    -------  -------  ---------
                                     $10,454    $   573  $    --  $11,027
                                     =======    =======  =======  =========

    At April 3, 1999, the above investments included $11,027,000, which is classified as cash equivalents. There were no available-for-sale marketable securities at January 1, 2000.

    For the three-month period ended April 1, 2000, gross realized gains on sales of available-for-sale securities totaled $4,729,000. For the three-month period ended April 3, 1999, gross realized gains on sales of available-for-sale securities totaled $297,000. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three month period ended April 1, 2000 and April 3, 1999, was a credit of $2,107,000 (net of $751,000 in deferred taxes) and a credit of $64,000 (net of $36,000 in deferred income taxes), respectively, which was included in retained earnings.



                                            [7]

    LIZ CLAIBORNE, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)




    5. INVENTORIES, NET

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                          (Dollars in thousands)
                                     April 1,    January 1,   April 3,
                                       2000         2000        1999
                                     --------    ----------   --------
    Raw materials                    $ 27,714    $ 24,028     $ 14,733
    Work in process                     5,482       7,516        6,101
    Finished goods                    355,258     386,804      385,782
                                     --------    ----------   --------
                                     $388,454    $418,348     $406,616
                                     ========    ==========   ========

    6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                          (Dollars in thousands)
                                     April 1,    January 1,   April 3,
                                       2000         2000        1999
                                     --------    ----------   --------
    Land and buildings               $131,967    $131,681     $133,475
    Machinery and equipment           255,324     243,262      215,136
    Furniture and fixtures             69,432      67,928       65,497
    Leasehold improvements            151,010     145,100      135,467
                                     --------    ----------   --------
                                      607,733     587,971      549,575
    Less:  Accumulated depreciation
              and amortization        316,763     303,800      286,448
                                     --------    ----------   --------
                                     $290,970    $284,171     $263,127
                                     ========    ==========   ========









                                            [8]

    LIZ  CLAIBORNE,  INC.  AND  SUBSIDIARIES
    NOTES  TO  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)


    7. RESTRUCTURING CHARGE

    In December 1998, the Company recorded a $27.0 million (pre-tax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring reserve was $5.1 million as of January 1, 2000, and $4.2 million as of April 1, 2000. For the three months ended April 1, 2000, the Company recorded spending against this reserve of $0.9 million.

    8. CASH DIVIDENDS and COMMON STOCK REPURCHASE

    On March 9, 2000, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on June 2, 2000 to stockholders of record at the close of business on May 12, 2000. Also, on October 14, 1999, the Company's Board of Directors authorized the Company to purchase up to an additional $450 million of its common stock in open market purchases and privately negotiated transactions. As of May 12, 2000, we have $203.1 million remaining in our buyback authorization.

    9. EARNINGS PER COMMON SHARE

    The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."



                                                       Three Months Ended
                                                    April 1,        April 3,
    (Dollars in thousands)                            2000            1999
    ----------------------------------------------  --------        --------
    Net income                                      $46,492         $44,713

    Weighted average common shares outstanding       54,972          63,962

    Effect of dilutive securities:
          Stock options and restricted stock grants     323             131
          Put warrants                                   --              29
                                                    --------        --------
    Weighted average common shares outstanding
          and common share equivalents               55,295          64,122
                                                    ========        ========







                                            [9]

    LIZ CLAIBORNE, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)




    10. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

    During the three months ended April 1, 2000, the Company made income tax payments of $2,906,000 and interest payments of $3,314,000. During the three months ended April 3, 1999, the Company made income tax payments of $3,047,000 and interest payments of $238,000.

    11. FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of April 1, 2000, the Company had forward contracts maturing through December 2000 to sell 33,000,000 Canadian dollars and contracts maturing through December 2000 to sell 3,750,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $28,900,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at April 1, 2000.

                                            [10]

    LIZ  CLAIBORNE, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited)



    12. SEGMENT REPORTING

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


                                                        For The First Quarter Ended April 1, 2000
                                                 Wholesale    Wholesale               Other/
 (in thousands)                                   Apparel    Non-Apparel    Retail     Elim.      Total
 -------------------------------                 ---------   -----------   --------   --------   --------
 Revenue from external customers                 $626,795      $83,432     $96,766    $ 2,466    $809,459

 Intercompany sales                                41,148        3,504          --    (44,652)         --

 Segment operating profit (loss)                   69,542        5,487       1,830     (2,514)     74,345


                                                        For The First Quarter Ended April 3, 1999
                                                 Wholesale    Wholesale               Other/
 (in thousands)                                   Apparel    Non-Apparel    Retail     Elim.      Total
 -------------------------------                 ---------   -----------   --------   --------   --------
 Revenue from external customers                 $543,201      $65,991     $89,294    $ 2,303    $700,789

 Intercompany sales                                47,841        7,055          --    (54,896)         --

 Segment operating profit (loss)                   65,700        5,224         262     (1,444)     69,742



    The reconciling item to adjust segment operating profit to consolidated pre-tax income consists of net other income of $2.3 million and net interest expense of $4.0 million for the first three months of 2000, and net other expense of $0.3 million and net interest income of $0.9 million for the first three months of 1999.

    13. DRESS LICENSE

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

                                            [11]

    LIZ CLAIBORNE, INC. AND SUBSIDIARIES

    ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
             CONDITION  AND RESULTS OF OPERATIONS



    RESULTS OF OPERATIONS

    The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 12 of Notes to Consolidated Financial Statements.

    Net sales for the first quarter of 2000 were $809.5 million, an increase of $108.7 million, or 15.5%, over net sales of $700.8 million for the first quarter of 1999. This increase reflected a 13.0% increase in our Wholesale Apparel segment to $667.9 million, an increase of 19.0% in Wholesale Non-Apparel to $86.9 million, and an increase in Retail of 8.4% to $96.8 million.

    The increase in net sales of Wholesale Apparel primarily reflected significant growth in our Special Markets business due to higher unit volume and higher average unit selling prices, as well as the inclusion of sales of our SIGRID OLSEN business acquired on February 12, 1999, our LUCKY BRAND DUNGAREES business acquired on June 8, 1999, and our LAUNDRY business acquired on November 2, 1999 (together, our "recently acquired businesses", which accounted for $48.1 million of our first quarter 2000 total net sales increase). The sales increase also reflected the March 2000 launch of our Crazy Horse Men's apparel line, and continued sales increases in our DKNY(R) JEANS and DKNY(R)ACTIVE and Men's sportswear businesses, in each case due to higher unit volume, partially offset by lower average unit selling prices. These gains were partially offset by sales decreases resulting from the licensing of our dress business in February, 2000. Sales also declined in our DANA BUCHMAN, Career and ELISABETH businesses reflecting in each case lower unit volume, and, in the case of our DANA BUCHMAN and Career businesses, lower average unit selling prices reflecting weakness in demand.

    The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, which successfully launched the licensed CANDIE'S fragrance in the third quarter of 1999, and, to a lesser extent, our handbags business, principally reflecting higher, albeit off-price, unit volume. These gains were partially offset by declines in our fashion accessories businesses, due primarily to lower average unit selling prices.

                                            [12]

    The increase in net sales of our Retail segment reflected increased Outlet store sales primarily due to 24 new stores on a period-to-period basis, partially offset by a low single-digit comparable store sales decrease. Our Specialty Retail Store sales increased slightly, with a significant increase due to the inclusion of the sales of 12 LUCKY BRAND DUNGAREES stores, which generated a substantial comparable store sales increase in the first quarter, being offset by a slight decline in comparable store sales in the balance of our Specialty Retail stores.

    Gross profit dollars increased $40.2 million, or 15.3%, in 2000 over 1999. Gross profit as a percent of sales decreased to 37.4% in 2000 from 37.5% in 1999. This decrease in gross profit rate reflected significantly higher margins in our Casual, ELISABETH, Specialty Retail and Special Markets businesses as well as contributions from our recently acquired businesses, which generally run at relatively higher gross margin rates than the Company average, and improved margins on the sale of excess inventories. These increases were partially offset by lower gross margins in our wholesale non-apparel segment as well as in our DANA BUCHMAN, Career and Men's sportswear businesses reflecting higher markdown allowances, as well as lower margins in our Dress business, which was licensed in February 2000. In addition, increased penetration of our Special Markets business, which runs at a lower gross profit rate than the Company average, caused our overall gross profit rate to slightly decline in the quarter.

    Selling,  general  and  administrative  expenses  ("SG&A")  increased  $35.6 million, or 18.5%, in 2000 over 1999. These expenses as a percent of sales increased to 28.2% in 2000 from 27.5% in 1999, principally reflecting the increased penetration of our relatively higher cost Cosmetics business due to higher marketing costs associated with the launch of new brands, as well as relatively higher SG&A rates in our recently acquired businesses, the planned dilution from the start-up costs of our new Kenneth Cole and DKNY licenses, and an increase in our depreciation and amortization expense related to our significant investments over the past several years in the technological upgrading of our distribution facilities and information systems and the expansion of our in-store merchandise shop programs, as well as goodwill amortization generated by our recent acquisitions. This was partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels.

    As a result of the factors described above, operating income increased $4.6 million, or 6.6%, to $74.3 million in the first quarter of 2000, and operating income as a percent of sales declined by 80 basis points to 9.2% in 2000 compared to 10.0% in 1999. Segment operating profit in our Wholesale Apparel segment increased $3.8 million to $69.5 million (10.4% of sales) in 2000 compared to $65.7 million (11.1% of sales) in 1999, principally reflecting significant contributions from our recently acquired businesses, partially offset by the planned dilution from the start-up costs of our new Kenneth Cole and DKNY licenses, and a reduction in the dollar value of intercompany sales and profits, which are eliminated in consolidation. Operating profit in our Wholesale Non-Apparel segment increased $0.3 million to $5.5 million (6.3% of sales) in 2000 compared to $5.2 million (7.2% of sales) in 1999, primarily reflecting a higher proportion of Special Markets accessories sales, which run at a lower gross profit rate and operating income rate than the Company's average accessories rates. Segment operating profit in our Retail segment increased $1.6 million to $1.8 million (1.9% of sales) in 2000 compared to $0.3 million (0.3% of sales) in 1999, principally reflecting increased profit dollars from our Outlet stores with 24 new stores on a period-to-period basis and an increase in our Specialty Retail store profits due to the closure of 30 under-performing stores in 1999, and the inclusion of the retail stores operated by our recently acquired businesses.


                                            [13]

    Net other income in the first quarter of 2000 was $2.3 million compared to other expense of $0.3 million in 1999. This year's other income includes a special investment gain of $3.0 million related to our sales of marketable equity securities partially offset by minority interest and other non-operating expenses.

    Net interest expense in the first quarter of 2000 was $4.0 million compared to interest income of $1.0 million in 1999. This increase of $4.9 million represents the incremental interest cost on the cash and debt used to finance our strategic initiatives and ongoing stock repurchase program.

    For the first quarter our effective income tax rate declined from 36.5% in 1999 to 36.0% in 2000. The 36.0% reflects our current estimate of our full year effective income tax rate.

    Net income increased $1.8 million in 2000 to $46.5 million and declined as a percent of net sales to 5.7% in 2000 from 6.4% in 1999, due to the factors described above. Diluted earnings per common share, excluding the $3.0 million special investment gain, increased 15.7% to $0.81 in 2000 from $0.70 in 1999, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2000. Diluted earnings per common share, including the $3.0 million special investment gain was $0.84 in 2000. Our average diluted shares outstanding declined by 8.8 million in the first quarter of 2000 on a period-to-period basis, to 55.3 million, as a result of our ongoing stock repurchase program. We purchased
    1.928 million shares during the first quarter of 2000 for $71.5 million. Since the end of the first quarter we have purchased an additional 1.0 million shares for $44.3 million. As of May 12, 2000, we have $203.1 million remaining in our buyback authorization.


    FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

    We ended the first quarter of 2000 with $28.0 million in cash and marketable securities, compared to $24.7 million at the end of the 1999 first quarter, and $307.7 million of debt compared to no debt outstanding at the end of the first quarter of 1999. This $304.4 million change in our cash and debt position reflecting a reduction in cash flow over the last twelve months is primarily attributable to our expenditure of $125.5 million for purchase price payments in connection with the acquisitions of LUCKY BRAND DUNGAREES and LAUNDRY, net of cash acquired, $342.6 million for the repurchase of common stock, $100.3 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops, as well as $29.0 million for an equity investment in Kenneth Cole Productions, Inc. Our borrowings peaked at $343.6 million during the quarter.

                                            [14]

    Net cash used by operating activities for the three months of 2000 was $115.7 million, compared to $129.5 million in 1999. This $13.8 million improvement in cash flow reflected improved working capital; specifically, year over year increases in the amount of cash generated by changes in inventory and accounts payable levels.

    Inventory decreased $18.1 million, or 4.5%, at the first quarter end 2000 compared to the first quarter end 1999. Excluding the inventories of our recently acquired businesses, inventories in the balance of our business declined by $41.7 million or 10.4%. This decrease reflects the continuing inventory management initiatives implemented at the end of 1998, which focus on improving productivity in our replenishment and essential programs and increasing our ratio of sales to our inventory ownership levels. As a result of these efforts, we also improved our average inventory turnover rate by 15% in the 2000 first quarter to 4.4 times from 3.8 times during the first quarter of 1999. Our accounts receivable ended the quarter at $521.0 million, up 9.8% over last year, which was less than our overall sales increase. This increase in accounts receivable primarily reflected the significant volume growth in our Special Markets business, and the assumption of the accounts receivable of our recently acquired businesses, which accounted for approximately 36% of the increase.

    Net cash used in investing activities was $27.8 million in 2000, compared to $4.6 million in 1999. The 2000 net cash used primarily reflected net purchases of investments of $5.5 million and capital expenditures of $20.0 million, compared to the 1999 first quarter acquisition costs of our 84.5% interest in SIGRID OLSEN and capital expenditures of $17.0 million partially offset by disposals of investments of $65.2 million.

    Net cash provided by financing activities was $126.2 million in 2000, compared to net cash used of $5.8 million in 1999. This $132.0 million year over year improvement in cash flow reflected net borrowings of $191.6 million in the first quarter of 2000, partially offset by $70.3 million expended for stock purchases. There were no borrowings or stock purchases in the first quarter of 1999.

    Our anticipated capital expenditures for the full year 2000 approximate $75 million, of which $20.0 million has been expended through April 1, 2000. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 25 specialty retail and 22 outlet stores. In addition, we anticipate spending approximately $25 million on in-store merchandise shops for the full year of 2000. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

    In December 1999, the Company received $600 million of financing commitments under a bank revolving credit facility to finance our liquidity needs. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At April 1, 2000, we had $307.7 million outstanding under our commercial paper program. In addition, we have in place $383 million of trade letter of credit facilities to support our merchandise purchasing requirements. At April 1, 2000, we had $246.7 million outstanding under these letter of credit facilities. We anticipate that the commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.

    YEAR 2000

    The Company successfully completed the Year 2000 rollover with no business interruptions. There has been no material change in total costs since the last estimate, and all costs have been substantially incurred at April 1, 2000. We have not experienced any material Y2K problems since the Year 2000 rollover. We intend to continue to monitor our compliance, as well as the compliance of others whose operations are material to our business.



                                            [15]

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


    PART II - OTHER INFORMATION

    Item 1. Legal Proceedings

    In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, initially filed in Federal Court for the Central District of California and subsequently transferred to the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Court Action"). The Federal Court Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint was not reached. The Company has since reached an agreement to settle all claims that were or could have been asserted in the Federal or State Court actions. To date, several other apparel companies have also agreed to settle these claims. The agreement concluded by the Company is subject to Federal Court approval. Under the terms of the agreement, if the settlement does not receive final Federal Court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice to the settlement class. As part of the settlement, the Company has since been named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., pending in the San Francisco County Superior Court, and in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against the Company will remain inactive unless settlement is not finally approved by the Federal Court. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not finally approved by the Federal Court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome, or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


                                            [16]

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

    These factors include, among others, changes in regional, national, and global economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending (which may be impacted by, among other things, higher interest rates), and the financial condition of the apparel industry and the retail industry, retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with year 2000 related issues that may arise with the Company, third party customers or suppliers in connection with systems that have not been fully tested; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate acquisitions, or successfully launch new products and lines; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.

    With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 1999 for an additional year. In light of the very substantial portion of the Company's products, which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations. Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 1999 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks". The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                                            [17]

    Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

            27 Financial Data Schedule as of April 1, 2000.

    (b) The Company did not file any reports on Form 8-K in the quarter.














                                            [18]

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             May 16, 2000

                  LIZ CLAIBORNE, INC.


By:  /s/ Richard F. Zannino              By:   /s/ Elaine H. Goodell
     ----------------------                    ---------------------
     RICHARD F. ZANNINO                        ELAINE H. GOODELL
     Senior Vice President - Finance           Vice  President - Corporate
     & Administration and                      Controller and Chief Accounting
     Chief Financial Officer                   Officer
     (Principal financial officer)             (Principal accounting officer)














                                            [19]