Form 10-Q
period 2000-07-01
CLAIBORNE LIZ INC
filed 2000-08-15
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


(Mark One)

  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 1, 2000

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  [_]   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ............to..................

  Commission file number:      0-9831



                           LIZ CLAIBORNE, INC.

          (Exact name of registrant as specified in its charter)

           Delaware                              13-2842791
  ----------------------------               --------------------
  (State or other jurisdiction               (I.R.S. Employer
      of incorporation)                       Identification No.)

   1441 Broadway, New York, New York               10018
  ----------------------------------------   --------------------
  (Address of principal executive offices)   (Zip Code)

                            (212) 354-4900
         ----------------------------------------------------
         (Registrant's telephone number, including area code)




Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 11, 2000 was 53,258,984.

 LIZ CLAIBORNE, INC. AND SUBSIDIARIES
 INDEX TO FORM 10-Q
 JULY, 1, 2000
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of July 1, 2000,
          January 1, 2000 and July 3, 1999 ...............................     3

          Condensed Consolidated Statements of Income for the Six
          and Three Months Periods Ended July 1, 2000 and July 3, 1999 ...     4

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Periods Ended July 1, 2000 and July 3, 1999 ........     5

          Notes to Condensed Consolidated Financial Statements ...........  6-12

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 13-18

          OTHER INFORMATION

 Item 1.  Legal Proceedings .............................................. 18-19

 Item 4.  Submission of Matters to a Vote of Security Holders ............    19

 Item 5.  Statement Regarding Forward-Looking Disclosure .................    20

 Item 6.  Exhibits and Reports on Form 8-K ...............................    21

 SIGNATURES ..............................................................    22

 PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 LIZ CLAIBORNE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (All amounts in thousands except share data)

                                                            (Unaudited)                      (Unaudited)
                                                              July 1,        January 1,        July 3,
                                                               2000             2000             1999
                                                             ----------      ----------      -----------
 ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                  $   28,549      $   37,940      $    80,706
  Marketable securities                                           9,043              --               --
  Accounts receivable - trade                                   327,943         298,924          299,290
  Inventories                                                   407,226         418,348          403,376
  Deferred income tax benefits                                   22,899          27,764           33,190
  Other current assets                                           77,483          75,633           85,967
                                                             ----------      ----------       ----------
                       Total current assets                     873,143         858,609          902,529
                                                             ----------      ----------       ----------

PROPERTY AND EQUIPMENT - NET                                    290,749         284,171          271,429
GOODWILL AND INTANGIBLES - NET                                  235,445         227,663          172,109
OTHER ASSETS                                                     37,182          41,358           12,687
                                                             ----------      ----------       ----------

TOTAL ASSETS                                                 $1,436,519      $1,411,801       $1,358,754
                                                             ==========      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                            $  189,711      $  184,556       $  131,180
 Accrued expenses                                               133,309         160,220          147,410
 Income taxes payable                                             4,577           7,535           11,343
                                                             ----------      ----------       ----------
                       Total current liabilities                327,597         352,311          289,933
                                                             ----------      ----------       ----------

LONG TERM DEBT                                                  219,561         116,085               --

OTHER NON CURRENT LIABILITIES                                    15,000          15,000           15,000

DEFERRED INCOME TAXES                                            24,307          23,111           16,954

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST AND PUT WARRANTS                                4,096           3,125            7,782

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, authorized shares - 50,000,000,
      issued shares - none                                           --              --               --
 Common stock, $1 par value, authorized shares - 250,000,000,
      issued shares - 88,218,617                                 88,219          88,219           88,219
 Capital in excess of par value                                  83,371          80,257           73,101
 Retained earnings                                            1,894,909       1,827,720        1,717,741
 Accumulated other comprehensive loss                            (2,004)         (3,263)          (2,803)
                                                             -----------     -----------      -----------
                                                              2,064,495       1,992,933        1,876,258

 Common stock in treasury, at cost, 35,143,928, 31,498,577
      and 25,187,948 shares                                  (1,218,537)     (1,090,764)        (847,173)
                                                             -----------     -----------      -----------
                       Total stockholders' equity               845,958         902,169        1,029,085
                                                             -----------     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,436,519      $1,411,801       $1,358,754
                                                             ===========     ===========      ===========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All amounts in thousands, except per common share data)



                                                              (Unaudited)                (Unaudited)
                                                     ------------------------------------------------------
                                                         Six Months Ended            Three Months Ended
                                                     ---------------------------  -------------------------

                                                        July 1,         July 3,       July 1,      July 3,
                                                         2000            1999          2000         1999
                                                     ------------   ------------  -----------   -----------

NET SALES                                            $1,471,126     $1,308,464    $  661,667    $  607,675

       Cost of goods sold                               900,498        808,821       393,913       370,664
                                                     -----------    -----------   -----------   -----------

GROSS PROFIT                                            570,628        499,643       267,754       237,011

       Selling, general & administrative expenses       443,331        381,224       214,802       188,334
                                                     -----------    -----------   -----------   -----------

OPERATING INCOME                                        127,297        118,419        52,952        48,677

       Other Income (Expense), net                        2,318           (599)           19          (333)

       Interest (Expense) Income, net                    (7,828)         2,254        (3,827)        1,317
                                                     -----------    -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                121,787        120,074        49,144        49,661

       Provision for income taxes                        43,843         43,800        17,692        18,100
                                                     -----------    -----------   -----------   -----------

NET INCOME                                           $   77,944     $   76,274    $   31,452    $   31,561
                                                     ===========    ===========   ===========   ===========


NET INCOME PER WEIGHTED AVERAGE SHARE, BASIC             $1.43           $1.20         $0.58        $0.50

NET INCOME PER WEIGHTED AVERAGE SHARE, DILUTED           $1.42           $1.20         $0.58        $0.50

WEIGHTED AVERAGE SHARES, BASIC                          54,510          63,600        54,049       63,240

WEIGHTED AVERAGE SHARES, DILUTED                        54,910          63,777        54,525       63,433


DIVIDENDS PAID PER COMMON SHARE                          $0.23           $0.23         $0.11        $0.11


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)



                                                                                   (Unaudited)
                                                                          --------------------------------
                                                                                 Six Months Ended
                                                                          --------------------------------
                                                                             July 1,         July 3,
                                                                              2000            1999
                                                                          -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   77,944       $   76,274
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                                          37,781           30,907
       Other - net                                                             8,859            2,263
       Change in current assets and liabilities:
       (Increase)in accounts receivable                                      (29,019)         (38,043)
       Decrease in inventories                                                11,122           90,168
       Decrease in deferred income tax benefits                                3,448            2,573
       (Increase) in other current assets                                     (2,050)            (321)
       Increase (decrease) in accounts payable                                 5,155          (96,778)
       (Decrease) increase in accrued expenses                               (25,938)           5,939
       (Decrease) increase in income taxes payable                            (2,958)             309
                                                                          -----------       ----------
          Net cash provided by operating activities                           84,344           73,291
                                                                          -----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment instruments                                      (14,572)               --
    Disposals of investment instruments                                        9,930            65,152
    Purchases of property and equipment                                      (32,012)          (35,438)
    Payments for acquisitions, net of cash acquired                          (12,840)         (138,311)
    Other - net                                                               (3,566)             (540)
                                                                          -----------       -----------
          Net cash (used in) investing activities                            (53,060)         (109,137)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in commercial paper, net                                        103,476                --
    Proceeds from exercise of common stock options                            15,407             2,692
    Dividends paid                                                           (12,255)          (14,294)
    Purchase of common stock, net of put warrant premiums                   (146,456)          (36,540)
                                                                          -----------       -----------
          Net cash (used in) financing activities                            (39,828)          (48,142)
                                                                          -----------       -----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (847)               35
                                                                          -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (9,391)          (83,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              37,940           164,659
                                                                          -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   28,549        $   80,706
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

In August 1999, the Company consummated a license agreement with Kenneth Cole Productions, Inc.; in January 1998 and December 1999 the Company consummated license agreements with an affiliate of Donna Karan International, Inc.; and in July 1998, the Company consummated a license agreement with Candie's, Inc. The Company acts as licensee under these agreements.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:



                                                      Six Months Ended        Three Months Ended
                                                     July 1,    July 3,       July 1,    July 3,
(Dollars in thousands)                                 2000       1999          2000       1999
                                                    --------   --------      --------   --------
Comprehensive income, net of tax:
   Net income                                       $77,944    $76,274       $31,452    $31,561

   Foreign currency translation                        (847)        35          (794)        16

   Changes in unrealized gains or losses
   on securities                                      2,537        183         1,181        (32)


   Reclassification adjustment for gains
   or losses included in net income                    (431)      (300)         (431)      (149)
                                                    --------   --------      --------   --------
   Comprehensive income, net of tax:                $79,203    $76,192       $31,408    $31,396
                                                    ========   ========      ========   ========



4.  MARKETABLE SECURITIES

The following are summaries of available-for-sale marketable securities and maturities:

                                            (Dollars in thousands)
                                                 July 1, 2000
                                ------------------------------------------
                                             Gross Unrealized   Estimated
                                  Cost       Gains     Losses   Fair Value
                                --------     -------   ------   ----------
Equity securities               $  4,643     $ 4,400   $   --   $  9,043
                                --------     -------   ------   ----------
                                $  4,643     $ 4,400   $   --   $  9,043
                                ========     =======   ======   ==========


                                            (Dollars in thousands)
                                                 July 3, 1999
                                ------------------------------------------
                                             Gross Unrealized   Estimated
                                  Cost       Gains     Losses   Fair Value
                                --------     -------   ------   ----------
Tax exempt notes and bonds      $ 69,569     $    --   $   --   $ 69,569
Equity securities               $  7,557     $   289   $   --   $  7,846
                                --------     -------   ------   ----------
                                $ 77,126     $   289   $   --   $ 77,415
                                ========     =======   ======   ==========



At July 3, 1999, all of the above investments were classified as cash equivalents. There were no available-for-sale marketable securities at January 1, 2000.

For the six-month periods ended July 1, 2000 and July 3, 1999, gross realized gains on sales of available-for-sale securities totaled $5,403,000 and $749,000, respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the six month periods ended July 1, 2000 and July 3, 1999, were a credit of $3,954,000 (net of $1,423,000 in deferred income taxes) and a charge of $117,000 (net of $68,000 in deferred income taxes), respectively, which was included in retained earnings.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                        (Dollars in thousands)
                                   July 1,    January 1,    July 3,
                                    2000        2000         1999
                                 ----------   ----------   ---------
Raw materials                    $   31,390   $   24,028   $  19,227
Work in process                       6,770        7,516       7,739
Finished goods                      369,066      386,804     376,410
                                 ----------   ----------   ---------
                                 $  407,226   $  418,348   $ 403,376
                                 ==========   ==========   =========


6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        (Dollars in thousands)
                                   July 1,    January 1,    July 3,
                                    2000        2000         1999
                                 ----------   ----------   ----------
Land and buildings               $  131,726   $  131,681   $  134,097
Machinery and equipment             261,898      243,262      230,964
Furniture and fixtures               70,552       67,928       64,196
Leasehold improvements              155,684      145,100      131,046
                                 ----------   ----------   ----------
                                    619,860      587,971      560,303
Less:  Accumulated depreciation
       and amortization             329,111      303,800      288,874
                                 ----------   ----------   ----------
                                 $  290,749   $  284,171   $  271,429
                                 ==========   ==========   ==========

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


7.  RESTRUCTURING CHARGE

In December 1998, the Company recorded a $27.0 million (pre-tax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring reserve was $5.1 million as of January 1, 2000, and $3.7 million as of July 1, 2000. For the six months ended July 1, 2000, the Company recorded spending against this reserve of $1.4 million.

8.  CASH DIVIDENDS and COMMON STOCK REPURCHASE

On July 13, 2000, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on September 8, 2000 to stockholders of record at the close of business on August 18, 2000. Also, on October 14, 1999, the Company's Board of Directors authorized the Company to purchase up to an additional $450 million of its common stock in open market purchases and privately negotiated transactions. As of August 11, 2000, we have $160.8 million remaining in our buyback authorization.


9.  EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."



                                                      Six Months Ended        Three Months Ended
                                                     July 1,    July 3,       July 1,    July 3,
(Dollars in thousands)                                 2000       1999          2000       1999
                                                    --------   --------      --------   --------
Net income                                          $ 77,944   $ 76,274      $ 31,452   $ 31,561

Weighted average common
  Shares outstanding                                  54,510     63,600        54,049     63,240

Effect of dilutive securities:
  Stock options and restricted stock grants              400        163           476        193
  Put warrants                                            --         14            --         --
                                                    --------   --------      --------   --------
Weighted average common Shares outstanding
  and common share equivalents                        54,910     63,777        54,525     63,433
                                                    ========   ========      ========   ========


LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


10. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended July 1, 2000, the Company made income tax payments of $37,123,000 and interest payments of $4,206,000. During the six months ended July 3, 1999, the Company made income tax payments of $30,584,000 and no interest payments.


11. FORWARD CONTRACTS

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of July 1, 2000, the Company had forward contracts maturing through December 2000 to sell 19,000,000 Canadian dollars and contracts maturing through December 2000 to sell 1,750,000 British pounds sterling and contracts maturing through December 2000 to sell 350,000,000 Spanish Peseta. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $17,930,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at July 1, 2000.


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


                                                      For the Six Months ended July 1, 2000
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $1,100,425    $  146,100    $ 218,226   $  6,375    $1,471,126

Intercompany sales                             83,624         7,593           --    (91,217)           --
                                           ----------   -----------    ---------   ---------   ----------
                                            1,184,049       153,693      218,226    (84,842)    1,471,126


Segment operating profit (loss)            $  121,377    $    7,302    $  22,963   $(24,345)   $  127,297
                                           ==========   ===========    =========   =========   ==========



LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)




                                                      For the Six Months Ended July 3, 1999
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $  971,546    $  127,063    $ 205,632   $  4,223    $1,308,464

Intercompany sales                             92,795        12,629           --   (105,424)           --
                                           ----------   -----------    ---------   ---------   ----------
                                            1,064,341       139,692      205,632   (101,201)    1,308,464

Segment operating profit (loss)            $  117,859    $    6,209    $  18,263   $(23,912)   $  118,419
                                           ==========   ===========    =========   =========   ==========



                                                      For the Second Quarter Ended July 1, 2000
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $  473,630    $   62,668    $ 121,460   $  3,909    $  661,667

Intercompany sales                             42,476         4,089           --    (46,565)           --
                                           ----------   -----------    ---------   ---------   ----------
                                              516,106        66,757      121,460    (42,656)      661,667

Segment operating profit (loss)            $   51,836   $     1,815    $  21,133   $(21,832)   $   52,952
                                           ==========   ===========    =========   =========   ==========



                                                      For the Second Quarter Ended July 3, 1999
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $  428,345   $    61,072    $ 116,338   $  1,920    $  607,675

Intercompany sales                             44,981         5,574           --    (50,555)           --
                                           ----------   -----------    ---------   ---------   ----------
                                              473,326        66,646      116,338    (48,635)      607,675

Segment operating profit (loss)            $   49,954   $       548    $  18,628   $(20,453)   $   48,677
                                           ==========   ===========    =========   =========   ==========


The reconciling item to adjust segment operating profit to consolidated pre-tax income for the six month periods consists of net other income of $2.3 million and net interest expense of $7.8 million for 2000, and net other expense of $0.6 million and net interest income of $2.3 million for 1999. The reconciling item to adjust segment operating profit to consolidated pre-tax income for the second quarter consists of net interest expense of $3.8 million for 2000, and net other expense of $0.3 million and net interest income of $1.3 million for 1999.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


13. DRESS LICENSE

In February 2000, the Company consummated an agreement with Leslie Fay Company, Inc. to license the Company's Liz Claiborne Dresses and Elisabeth Dresses labels. The licensing agreement was effective as of the date of the agreement and has not interrupted the flow of merchandise. Not included in the agreement are dresses sold as part of the Liz Claiborne Collection, Lizsport, Lizwear, Liz & Co. and Elisabeth sportswear lines. The initial term of the license agreement runs through February 28, 2005, with an option to renew on the part of the licensee, for two additional 5-year terms, if certain sales thresholds are met.



14. SUBSEQUENT EVENT

On July 26, 2000, the Company consummated the purchase of the majority of the assets of the Monet Group ("Monet"). Monet is a leading marketer of branded fashion jewelry sold through department stores, popular-priced merchandisers and internationally under the Monet, Monet Pearl, Monet Signature, Monet2, Trifari and Marvella brands. The total purchase price of assets was approximately $39.5 million. The excess purchase price over the fair market value of the underlying net assets is being determined and will be allocated to goodwill and property based on preliminary estimates of fair values, and will be subject to adjustment. Goodwill will be amortized on a straight-line basis over 20 years. Monet is expected to generate annual sales of approximately $75 million in fiscal 2000. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Second quarter ended July 1, 2000 compared to second quarter ended July 3, 1999

Net sales for the second quarter of 2000 were $661.7 million, an increase of $54.0 million, or 8.9%, over net sales of $607.7 million for the second quarter of 1999. This increase reflected a 9.0% increase in our Wholesale Apparel segment to $516.1 million, an increase of 0.2% in Wholesale Non-Apparel to $66.8 million, and an increase in Retail of 4.4% to $121.5 million.

The increase in net sales of Wholesale Apparel primarily reflected the inclusion of sales of our LUCKY BRAND DUNGAREES business acquired on June 8, 1999, and our LAUNDRY business acquired on November 2, 1999 (together, our "recently acquired businesses", which accounted for $30.5 million of our second quarter 2000 total net sales increase), significant growth in our Special Markets business due to higher unit volume and higher net average unit selling prices, as well as the March 2000 launch of our Crazy Horse Men's apparel line. The increase also reflected sales increases in our Casual, ELISABETH and DKNY(R) JEANS and DKNY(R) ACTIVE businesses, due in each case to higher unit volume partially offset by lower net average unit selling prices reflecting higher markdowns, and initial sales of our licensed Kenneth Cole business. These gains were partially offset by sales decreases resulting from the licensing of our dress business in February 2000, and sales declines in our DANA BUCHMAN and Men's businesses reflecting in each case higher unit volume offset by lower net average unit selling prices reflecting higher markdowns, and in our Career business, reflecting lower unit volume partially offset by higher net average unit selling prices.

The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, due to higher unit volume partially offset by lower net average unit selling prices. Our Cosmetics business sales increase principally reflected continued strong sales of our licensed CANDIE'S and owned CURVE fragrances. These gains were partially offset by declines in our handbag and fashion accessories businesses, due primarily to lower unit volume.

The increase in net sales of our Retail segment reflected increased Outlet store sales resulting primarily from 29 additional stores on a period-to-period basis (we ended the second quarter with 150 Outlet stores), partially offset by a high single-digit comparable store sales decrease. Our Specialty Retail store sales increased slightly, with a significant increase due to the inclusion of the sales of 14 LUCKY BRAND DUNGAREES stores, which continue to generate substantial comparable store sales increases, being offset by a mid single-digit decline in comparable store sales in the balance of our Specialty Retail stores (we ended the second quarter with 101 Specialty Retail stores). The deterioration in comparable store sales in our Outlet and Specialty Retail stores reflect the continuing difficult retail environment and such stores' heavy reliance on better-priced women's apparel.

Gross profit dollars increased $30.7 million, or 13.0%, in 2000 over 1999. Gross profit as a percent of sales increased to 40.5% in 2000 from 39.0% in 1999. This increase in gross profit rate in the quarter, reflected lower initial unit costs as a result of continued consolidation, configuration and certification of our supplier base, combined with improved matching of our production orders with our customer orders at the SKU level through the use of our new systems and revamped business processes implemented in late 1999. These processes also enabled us to better manage our inventories and improve margins on the sale of excess inventories in the second quarter. Our gross profit rate also benefited from improved margins in our Retail segment as well as contributions from our recently acquired businesses and our SIGRID OLSEN business, which generally run at relatively higher gross margin rates than the Company average. These increases were partially offset by higher markdowns across our better-priced apparel businesses, and lower margins and increased penetration of our Special Markets business, which runs at a lower gross profit rate than the Company average.

Selling, general and administrative expenses ("SG&A") increased $26.5 million, or 14.1%, in 2000 over 1999, and expressed as a percent of sales increased to 32.5% in 2000 from 31.0% in 1999. These results principally reflect relatively higher SG&A rates in our recently acquired businesses and our SIGRID OLSEN business, the planned dilution from the start-up costs of our new Kenneth Cole and CITY DKNY(R) licenses, the planned increase in distribution costs resulting from the start-up of our new automated facility constructed in Mt. Pocono, PA, and an increase in our depreciation and amortization expense related to our significant investments over the past several years in the technological upgrading of our distribution facilities and information systems. These factors were partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels. The dollar level of our SG&A was lower than planned, reflecting the acceleration of our expense management and cost reduction programs during the quarter.

As a result of the factors described above, operating income increased $4.3 million, or 8.8%, to $53.0 million, and operating income as a percent of sales remained flat to last year at 8.0%. Segment operating income in our Wholesale Apparel segment increased $1.9 million to $51.8 million (10.0% of sales) in 2000 compared to $49.9 million (10.6% of sales) in 1999. Segment operating income in our Wholesale Non-Apparel segment increased $1.3 million to $1.8 million (2.7% of sales) in 2000 compared to $0.5 million (0.8% of sales) in 1999. Segment operating income in our Retail segment increased $2.5 million to $21.1 million (17.4% of sales) in 2000 compared to $18.6 million (16.0% of sales) in 1999.

Net other income in 2000 was $0.0 million compared to other expense of $0.3 million in 1999. This year's other income includes net non-operating income partially offset by minority interest expense.

Net interest expense in 2000 was $3.8 million compared to interest income of $1.3 million in 1999. This $5.1 million change reflects higher net interest costs incurred to finance our strategic initiatives including our recently acquired businesses, the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops, as well as an equity investment in Kenneth Cole Productions, Inc.

Our second quarter effective income tax rate declined from 36.5% in 1999 to 36.0% in 2000. The 36.0% level reflects our current estimate of our full year effective income tax rate.

Net income decreased $0.1 million in 2000 to $31.5 million, and declined as a percent of net sales to 4.8% in 2000 from 5.2% in 1999, due to the factors described above. Diluted earnings per common share increased 16.0% to $0.58 in 2000 from $0.50 in 1999, reflecting a 14.0% decline in the number of average outstanding common shares and share equivalents in 2000, as a result of our ongoing stock repurchase program. Our average diluted shares outstanding declined by 8.9 million in the second quarter of 2000 on a period-to-period basis, to 54.5 million. We purchased 1.977 million shares during the second quarter of 2000 for $81.7 million. Since the end of the second quarter we have purchased an additional 0.1 million shares for $5.0 million. As of August 11, 2000, we have $160.8 million remaining in our buyback authorization.


Six months ended July 1, 2000 compared to six months ended July 3, 1999

Net sales for the six months of 2000 were $1,471.1 million, an increase of $162.7 million, or 12.4%, over net sales of $1,308.4 million for the six months of 1999. This increase reflected a 11.2% increase in our Wholesale Apparel segment to $1,184.0 million, an increase of 10.0% in Wholesale Non-Apparel to $153.7 million, and an increase in Retail of 6.1% to $218.2 million.

The increase in net sales of Wholesale Apparel primarily reflected significant growth in our Special Markets business due to higher unit volume and higher net average unit selling prices, the inclusion of sales of our recently acquired businesses (which accounted for $68.0 million of our 2000 first half total net sales increase), as well as the March 2000 launch of our Crazy Horse Men's apparel line. The sales level also reflected increases in our DKNY(R) JEANS and DKNY(R) ACTIVE and ELISABETH businesses, due in each case to higher unit volume partially offset by lower net average unit selling prices reflecting higher markdowns, and in our SIGRID OLSEN and Casual businesses, reflecting in each case higher net average unit selling prices partially offset by lower unit volume. These gains were partially offset by sales decreases resulting from the licensing of our dress business in February 2000, and sales declines in our DANA BUCHMAN and Career businesses reflecting in each case lower unit volume and lower net average unit selling prices reflecting higher markdowns.

The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, which is benefiting from continued strong sales of our licensed CANDIE'S and owned CURVE fragrances. These gains were partially offset by a decline in our fashion accessories businesses, due primarily to lower net average unit selling prices.

The increase in net sales of our Retail segment reflected increased Outlet store sales, primarily due to 29 additional stores on a period-to-period basis partially offset by a mid single-digit comparable store sales decrease. Our Specialty Retail Store sales increased slightly, with a significant increase due to the inclusion of the sales of 14 LUCKY BRAND DUNGAREES stores, offset by a low single- digit decline in comparable store sales in the balance of our Specialty Retail stores. The decline in comparable store sales in our Outlet and Specialty Retail stores reflect the aforementioned difficult retail environment and such stores' heavy reliance on better-priced women's apparel.

Gross profit dollars increased $71.0 million, or 14.2%, in 2000 over 1999. Gross profit as a percent of sales increased to 38.8% in 2000 from 38.2% in 1999. This increase in gross profit rate reflected the aforementioned improvement in initial unit costs and improved margins on the sale of excess inventories. Our gross profit rate also benefited from improved margins in our Retail segment as well as contributions from our recently acquired businesses and our SIGRID OLSEN business, which generally run at relatively higher gross margin rates than the Company average. As mentioned above for the second quarter, these increases were partially offset by higher markdowns across our better-priced apparel businesses and increased penetration of our Special Markets business, which runs at a lower gross profit rate than the Company average.

SG&A increased $62.1 million, or 16.3%, in 2000 over 1999, and expressed as a percent of sales increased to 30.1% in 2000 from 29.1% in 1999. These results principally reflect relatively higher SG&A rates in our recently acquired businesses, the planned dilution from the start-up costs of our new Kenneth Cole and CITY DKNY(R) licenses, the planned increase in distribution costs resulting from the start-up of our new automated facility constructed in Mt. Pocono, PA, and an increase in our depreciation and amortization expense as a result of the factors mentioned above. These factors were partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels. The dollar level of our SG&A was lower than planned reflecting the acceleration of our expense management and cost reduction programs during the second quarter.

As a result of the factors described above, operating income increased $8.9 million, or 7.5%, to $127.3 million, and operating income as a percent of sales decreased to 8.7%, compared to 9.1% in 1999. Segment operating income in our Wholesale Apparel segment increased $3.5 million to $121.4 million (10.3% of sales) in 2000 compared to $117.9 million (11.1% of sales) in 1999. Segment operating income in our Wholesale Non-Apparel segment increased $1.1 million to $7.3 million (4.8% of sales) in 2000 compared to $6.2 million (4.4% of sales) in 1999. Segment operating income in our Retail segment increased $4.7 million to $23.0 million (10.5% of sales) in 2000 compared to $18.3 million (8.9% of sales) in 1999.

Net other income for the six months of 2000 was $2.3 million compared to other expense of $0.6 million in 1999. This year's other income includes a special investment gain of $3.0 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense for the six months of 2000 was $7.8 million compared to interest income of $2.3 million in 1999. This $10.1 million change reflects higher net interest costs incurred to finance our strategic initiatives including our recently acquired businesses, the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops, as well as an equity investment in Kenneth Cole Productions, Inc.

Our effective income tax rate for the six months of 2000 declined from 36.5% in 1999 to 36.0% in 2000. The 36.0% level reflects our current estimate of our full year effective income tax rate.

Net income increased $1.7 million in 2000 to $77.9 million, and declined as a percent of net sales to 5.3% in 2000 from 5.8% in 1999, due to the factors described above. Diluted earnings per common share, excluding the $3.0 million special investment gain, increased 15.0% to $1.38 in 2000 from $1.20 in 1999, reflecting higher net income and a 13.9% decline in the number of average outstanding common shares and share equivalents in 2000. Diluted earnings per common share, including the $3.0 million special investment gain, were $1.42 in 2000. Our average diluted shares outstanding declined by 8.9 million for the six months of 2000 on a period-to-period basis, to 54.9 million, as a result of our ongoing stock repurchase program. We purchased 3.905 million shares during the six months of 2000 for $153.2 million.

The Company has previously announced that notwithstanding the challenging macroeconomic and retail environment facing the apparel industry, we remain optimistic that, with our diversified portfolio, we can generate a very high single-digit sales increase in the second half of the year giving us a low double-digit sales increase for the full year, as well as meet the upper end of our 10% to 15% EPS growth target for the year. See Item 5, Statement Regarding Forward-Looking Disclosure.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

We ended the second quarter of 2000 with $37.6 million in cash and marketable securities, compared to $80.7 million at the end of the 1999 second quarter, and $219.6 million of debt compared to no debt outstanding at the end of the second quarter of 1999. This $101.3 million change in our cash and debt position, reflecting a use of cash over the last twelve months, is primarily attributable to our expenditure of $54.4 million for purchase price payments in connection with the acquisitions of LAUNDRY and LUCKY BRAND DUNGAREES, net of cash acquired, $397.7 million for the repurchase of common stock, $94.6 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops, as well as $29.0 million for an equity investment in Kenneth Cole Productions, Inc. Our borrowings peaked at $320.8 million during the quarter.

Net cash provided by operating activities for the six months of 2000 was $84.3 million, compared to $73.3 million in 1999. This $11.0 million improvement in cash flow reflected improved working capital; specifically, year over year increases in the amount of cash generated by the change in accounts payable levels partially offset by a slight reduction in cash generated by the change in accounts receivable and inventory levels.

Inventory increased $3.8 million, or 1.0%, at the 2000 second quarter end compared to 1999. Excluding the inventories of our recently acquired businesses, inventories in the balance of our business declined by $6.5 million or 1.6%. These inventory levels reflect the continuing inventory management initiatives implemented at the end of 1998, which focus on improving productivity in our replenishment and essential programs and increasing our ratio of sales to our inventory ownership levels. As a result of these efforts, we also improved our average inventory turnover rate by 17.4% in the 2000 second quarter, to 4.5 times from 3.8 times during the second quarter of 1999.

Our accounts receivable ended the quarter at $327.9 million, up 9.6% over last year. This increase in accounts receivable primarily reflected the significant volume growth in our Special Markets business, and the assumption of the accounts receivable of our recently acquired businesses, which accounted for approximately 21% of the increase.

Net cash used in investing activities was $53.1 million in 2000, compared to $109.1 million in 1999. The 2000 net cash used primarily reflected capital expenditures of $32.0 million, additional payments related to the purchase of our LUCKY BRAND DUNGAREES business and net purchases of investments of $4.6 million, compared to the 1999 acquisition costs of our 84.5% interest in SIGRID OLSEN, our 85% interest in LUCKY BRAND DUNGAREES and capital expenditures of $35.4 million partially offset by disposals of investments of $65.2 million.

Net cash used by financing activities was $39.8 million in 2000, compared to net cash used of $48.1 million in 1999. This $8.3 million year over year improvement in cash flow reflected net borrowings of $103.5 million for the six months of 2000 compared to none in 1999, and an increase in net proceeds from the exercise of stock options of $12.7 million, partially offset by an increase of $110.7 million expended for stock repurchases.

Our anticipated capital expenditures for the full year 2000 approximate $70 million, of which $32.0 million has been expended through July 1, 2000. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 18 Specialty Retail stores and 16 Outlet stores. In addition, we anticipate spending approximately $20 million on in-store merchandise shops for the full year of 2000. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

In December 1999, the Company received $600 million of financing commitments under a bank revolving credit facility to finance our liquidity needs. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At July 1, 2000, we had $219.6 million outstanding under our commercial paper program. In addition, we have in place $435 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At July 1, 2000, we had $300.5 million outstanding under these letter of credit facilities. We anticipate that the commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.


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





PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, initially filed in Federal Court for the Central District of California and subsequently transferred, first to the District of Hawaii and then ordered transferred to Saipan, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Court Action"). The Federal Court Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint was not reached. The Company has since reached an agreement to settle all claims that were or could have been asserted in the Federal or State Court actions. To date, several other apparel companies have also agreed to settle these claims. The agreement concluded by the Company is subject to Federal Court approval. Under the terms of the agreement, if the settlement does not receive final Federal Court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice to the settlement class. As part of the settlement, the Company has since been named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., pending in the San Francisco County Superior Court, and in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., currently pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against the Company will remain inactive unless settlement is not finally approved by the Federal Court. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not finally approved by the Federal Court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome, or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2000 Annual Meeting of Stockholders held on May 11, 2000, the stockholders of the Company (i) approved the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the number of affirmative votes cast was 32,238,481, the number of negative votes cast was 12,127,495, and the number of abstentions was 174,967), (ii) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 30, 2000 (the number of affirmative votes cast was 49,465,540, the number of negative votes cast was 41,515, and the number of abstentions was 120,252), and (iii) elected the following nominees to the Company's Board of Directors, to serve until the 2003 annual meeting of stockholders and until their respective successors are duly elected and qualified.


                                                Votes
Nominee                                 For        Withheld
----------------------              ----------    -----------
Bernard W. Aronson                  48,872,204      755,283

Nancy J. Karch                      48,865,057      762,250

Paul E. Tierney, Jr.                48,871,272      756,035

There were no broker non-votes with respect to any matter acted upon at the meeting.

Item 5. Statement Regarding Forward-Looking Disclosure

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2000 or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions, referred to below, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "we remain optimistic that we can" or "currently envisions" and similar words or phrases. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

These factors include, among others, changes in regional, national, and global micro and macro-economic conditions; risks associated with changes in the competitive marketplace, including the levels of consumer confidence and spending (which may be impacted by, among other things, higher interest rates), and the financial condition of the apparel industry and the retail industry, retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate acquisitions, or successfully launch new products and lines; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.

With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Normal Trade Relations ("NTR") treatment for the People's Republic of China ("PRC") and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. The PRC's NTR treatment was renewed in July 2000 for an additional year. Also pending in the Senate is approval of permanent NTR treatment, which should be acted upon in the third quarter of 2000. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting
international   textile   agreements,   could  adversely  affect  the  Company's
operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

             10    Liz Claiborne, Inc. 2000 Stock incentive Plan

             27    Financial Data Schedule as of July 1, 2000.

(b)      The Company did not file any reports on Form 8-K in the quarter.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             August 15, 2000

                  LIZ CLAIBORNE, INC.


By:    /s/ Michael Scarpa                  By:  /s/ Elaine H. Goodell
       ------------------                       ---------------------
       MICHAEL SCARPA                           ELAINE H. GOODELL
       Vice President - Chief Financial         Vice  President - Corporate
       Officer                                  Controller and Chief Accounting
       (Principal financial officer)            Officer
                                                (Principal accounting officer)