Form 10-Q
period 2000-09-30
CLAIBORNE LIZ INC
filed 2000-11-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2000

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ...............to.................

  Commission file number:      0-9831


                        LIZ CLAIBORNE, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                13-2842791
  -----------------------------               -----------------------
  (State or other jurisdiction                (I.R.S. Employer
   of incorporation)                           Identification No.)

  1441 Broadway, New York, New York                 10018
  ----------------------------------------    -----------------------
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


The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 14, 2000 was 51,820,556.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of September 30, 2000,
        January 1, 2000 and October 2, 1999                                 3

        Condensed Consolidated Statements of Income for the Nine and
        Three Month Periods Ended September 30, 2000 and October 2, 1999    4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Month Periods Ended September 30, 2000 and October 2, 1999          5

        Notes to Condensed Consolidated Financial Statements                6-12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                13-17

        OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 5. Statement Regarding Forward-Looking Disclosure                     18-19

Item 6. Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                 21


 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 LIZ CLAIBORNE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (All amounts in thousands except share data)

                                                               (Unaudited)                    (Unaudited)
                                                                Sept. 30,        Jan. 1,         Oct. 2,
                                                                   2000            2000            1999
                                                               -----------    -----------     -----------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                     $    21,934    $    37,940     $    11,242
 Accounts receivable - trade                                       542,542        298,924         508,887
 Inventories                                                       457,421        418,348         408,726
 Deferred income tax benefits                                       29,609         27,764          32,043
 Other current assets                                               80,395         75,633          79,082
                                                              ------------    -----------     -----------
         Total current assets                                    1,131,901        858,609       1,039,980
                                                              ------------    -----------     -----------

PROPERTY AND EQUIPMENT - NET                                       302,851        284,171         275,531
GOODWILL AND INTANGIBLES - NET                                     270,862        227,663         123,737
OTHER ASSETS                                                        35,959         41,358          87,238
                                                              ------------    -----------     -----------

TOTAL ASSETS                                                  $  1,741,573    $ 1,411,801     $ 1,526,486
                                                              ============    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short term borrowings                                        $         --    $        --     $    86,200
 Accounts payable                                                  217,885        184,556         217,021
 Accrued expenses                                                  147,256        160,220         153,764
 Income taxes payable                                               35,833          7,535          43,438
                                                              ------------    -----------     -----------
         Total current liabilities                                 400,974        352,311         500,423
                                                              ------------    -----------     -----------

LONG TERM DEBT                                                     437,301        116,085              --

OTHER NON CURRENT LIABILITIES                                       15,000         15,000          15,000

DEFERRED INCOME TAXES                                               31,959         23,111          17,870

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                    4,543          3,125           1,811

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, authorized shares - 50,000,000,
     issued shares - none                                               --             --              --
 Common stock, $1 par value, authorized shares - 250,000,000,
     issued shares - 88,218,617                                     88,219         88,219          88,219
 Capital in excess of par value                                     83,632         80,257          79,718
 Retained earnings                                               1,957,501      1,827,720       1,784,812
 Accumulated other comprehensive loss                              (4,645)        (3,263)         (2,702)
                                                              ------------    -----------     -----------
                                                                 2,124,707      1,992,933       1,950,047

 Common stock in treasury, at cost, 35,143,928 ,  31,498,577
     and 25,187,948 shares                                     (1,272,911)     (1,090,764)      (958,665)
                                                              ------------    -----------     -----------
         Total stockholders' equity                                851,796         902,169        991,382
                                                              ------------    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       1,741,573    $  1,411,801      1,526,486
                                                              ============    ============    ===========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All amounts in thousands, except per common share data)



                                                              (Unaudited)                (Unaudited)
                                                    -------------------------------------------------------
                                                         Nine Months Ended           Three Months Ended
                                                    ----------------------------   ----------------------------
                                                    September 30,    October 2,    September 30,     October 2,
                                                        2000             1999          2000             1999
                                                    ------------   ------------    ------------   -------------
NET SALES                                           $ 2,350,151    $ 2,129,489     $   879,025     $   821,024

       Cost of goods sold                             1,428,868      1,308,765         528,370         499,943
                                                    ------------   ------------    ------------   -------------

GROSS PROFIT                                            921,283        820,724         350,655         321,081

       Selling, general & administrative expenses       682,448        597,268         239,117         216,044
       Restructuring charge                               5,402             --           5,402
                                                    ------------   ------------    ------------   -------------

OPERATING INCOME                                        233,433        223,456         106,136         105,037

       Other Income (Expense), net                        7,477         (1,124)          5,159            (523)

       Interest (Expense) Income, net                  (14,323)          1,610          (6,495)           (644)
                                                    ------------   ------------    ------------   -------------

INCOME BEFORE PROVISIONFOR INCOME TAXES                226,587         223,942         104,800         103,870

       Provision for income taxes                       81,570          81,300          37,728          37,500
                                                    ------------   ------------    ------------   -------------

NET INCOME                                          $  145,017     $   142,642     $    67,072    $     66,370
                                                    ===========    ============    ============   =============


NET INCOME PER WEIGHTED AVERAGE SHARE, BASIC             $2.69           $2.27           $1.27          $1.08

NET INCOME PER WEIGHTED AVERAGE SHARE, DILUTED           $2.67           $2.26           $1.26          $1.08

WEIGHTED AVERAGE SHARES, BASIC                          53,936          62,852          52,771         61,335

WEIGHTED AVERAGE SHARES, DILUTED                        54,353          63,034          53,222         61,546


DIVIDENDS PAID PER COMMON SHARE                          $0.34           $0.34           $0.11          $0.11



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)






                                                                                  (Unaudited)
                                                                          -----------------------------
                                                                                Nine Months Ended
                                                                          -----------------------------
                                                                          September 30,     October 2,
                                                                              2000            1999
                                                                          -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                        $  145,017       $  142,642
        Adjustments to reconcile net income to
          net cash (used in) provided by operating activities:
          Depreciation and amortization                                       54,755           49,807
          Deferred taxes                                                       7,205            4,260
          Restructuring charge                                                 5,402               --
          Other - net                                                         10,200            4,559
          Change in current assets and liabilities:
             (Increase)  in accounts receivable                             (244,295)        (247,640)
             (Increase) decrease in inventories                              (23,600)          84,818
             (Increase) decrease in other current assets                      (3,836)           6,564
             Increase (decrease) in accounts payable                          28,477          (10,937)
             (Decrease) increase in accrued expenses                         (28,311)          20,034
             Increase in income taxes payable                                 28,298           32,404
                                                                           ------------    -------------
                   Net cash (used in) provided by operating activities       (20,688)          86,177
                                                                           ------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investment instruments                                  (14,572)              --
        Disposals of investment instruments                                   14,572           64,874
        Purchases of property and equipment                                  (50,307)         (51,942)
        Purchases of trademarks and licenses                                  (3,600)              --
        Purchase of restricted equity investment                                  --          (29,000)
        Payments for acquisitions, net of cash acquired                      (53,037)        (138,311)
        Other - net                                                           (4,603)          (4,492)
                                                                           ------------    -------------
                   Net cash (used in) investing activities                  (111,547)        (158,871)
                                                                           ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in commercial paper, net                                    321,216                --
        Short term borrowings, net                                                --            86,200
        Proceeds from exercise of common stock options                        16,481             4,060
        Dividends paid                                                       (18,256)          (21,292)
        Purchase of common stock,  net of put warrant premiums              (202,170)         (150,010)
                                                                           ------------    -------------
                   Net cash provided by (used in) financing activities       117,271           (81,042)
                                                                           ------------    -------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,042)              319
                                                                           ------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (16,006)         (153,417)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              37,940           164,659
                                                                           ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  21,934        $   11,242
                                                                           =============    =============



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

2.  ACQUISITIONS AND LICENSING COMMITMENTS

On July 26, 2000, the Company completed the purchase of the majority of the assets of the Monet Group ("Monet") for a total purchase price of $40.2 million. Monet is a leading designer and marketer of branded fashion jewelry sold through department stores, popular priced merchandisers and internationally under the Monet, Monet Pearl, Monet Signature, Monet2, Trifari and Marvella brands. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 20 years. The fair value of assets acquired was $51.3 million and liabilities assumed were $15.4 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc.; on June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc.; and on February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc., which was subsequently increased to approximately 97.5% in October 2000.

In August 1999, the Company consummated a license agreement with Kenneth Cole Productions, Inc.; in January 1998 and December 1999, the Company consummated license agreements with an affiliate of Donna Karan International, Inc.; and in July 1998, the Company consummated a license agreement with Candie's, Inc. The Company acts as licensee under these agreements.

Reference is made to the Company's latest annual report on Form 10-K for further information regarding the transactions consummated in 1998 and 1999.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:



                                                     Nine Months Ended                Three Months Ended
                                                September 30,    October 2,       September 30,    October 2,
(Dollars in thousands)                              2000           1999             2000             1999
                                                -------------   ------------     -------------   ------------
Comprehensive income, net of tax:
   Net income                                   $  145,017      $  142,642       $    67,072     $   66,370

   Foreign currency translation                     (1,042)            319              (195)           303

   Changes in unrealized gains or losses
   on securities                                      (340)           (177)           (2,877)          (360)


   Reclassification adjustment for gains
   or losses included in net income                     --            (300)              431             --

                                                -------------   ------------     -------------   ------------
   Comprehensive income, net of tax:            $  143,635      $  142,484       $    64,431     $   66,313
                                                =============   ============     =============   ============




4.       MARKETABLE SECURITIES

There were no available-for-sale marketable securities at September 30, 2000, January 1, 2000 or October 2, 1999.

For the nine-month periods ended September 30, 2000 and October 2, 1999, gross realized gains on sales of available-for-sale securities totaled $10,417,000 and $751,000, respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the nine month periods ended September 30, 2000 and October 2, 1999, was a charge of $340,000 (net of $192,000 in deferred income taxes) and a charge of $477,000 (net of $275,000 in deferred income taxes), respectively, which was included in retained earnings.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                        (Dollars in thousands)
                                  Sept. 30,    Jan. 1,      Oct. 2,
                                    2000        2000         1999
                                 ----------   ----------   ---------

Raw materials                    $   23,250   $   24,028   $  13,021
Work in process                      10,311        7,516      10,345
Finished goods                      423,860      386,804     385,360
                                 ----------   ----------   ---------
                                 $  457,421   $  418,348   $ 408,726
                                 ==========   ==========   =========



 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        (Dollars in thousands)
                                  Sept. 30,    Jan. 1,      Oct. 2,
                                    2000        2000         1999
                                 ----------   ----------   ----------
Land and buildings               $  132,215   $  131,681   $  134,548
Machinery and equipment             267,356      243,262      240,960
Furniture and fixtures               76,340       67,928       64,652
Leasehold improvements              168,766      145,100      134,795
                                 ----------   ----------   ----------
                                    644,677      587,971      574,955
Less:  Accumulated depreciation
       and amortization             341,826      303,800      299,424
                                 ----------   ----------   ----------
                                 $  302,851   $  284,171   $  275,531
                                 ==========   ==========   ==========


7.   RESTRUCTURING CHARGE

In December 1998, the Company recorded a $27.0 million (pre-tax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming specialty retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. The remaining balance of the restructuring reserve was $5.1 million as of January 1, 2000, and $3.7 million as of September 30, 2000. For the nine months ended September 30, 2000, the Company recorded spending against this reserve of $1.9 million, and deemed $1.1 million of the reserve to be no longer necessary.

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pre-tax), representing a new charge of $6.5 million, principally to cover the closure of eight additional under-performing specialty retail stores, the closure of one of our divisional offices, and severance related costs, reduced by the $1.1 million deemed no longer necessary as stated above. This charge reduced net income by $3.5 million, or $.06 per common share, in the third quarter of 2000.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


8.   CASH DIVIDENDS and COMMON STOCK REPURCHASE

On September 22, 2000, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on December 8, 2000 to stockholders of record at the close of business on November 17, 2000. Also, on October 14, 1999, the Company's Board of Directors authorized the Company to purchase up to an additional $450 million of its common stock in open market purchases and privately negotiated transactions. As of November 14, 2000, we have $96.4 million remaining in our buyback authorization.


9.   EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings per Share."



                                                     Nine Months Ended       Three Months Ended
                                                    Sept. 30,   Oct. 2,      Sept. 30,   Oct. 2,
(Dollars in thousands)                                2000       1999          2000       1999
                                                    --------   --------      --------   --------
Net income                                          $145,017   $142,642      $ 67,072   $ 66,370

Weighted average common
  Shares outstanding                                  53,936     62,852        52,771     61,335

Effect of dilutive securities:
  Stock options and restricted stock grants              417        172           451        211
  Put warrants                                            --         10            --         --
                                                    --------   --------      --------   --------
Weighted average common Shares outstanding
  and common share equivalents                        54,353     63,034        53,222     61,546
                                                    ========   ========      ========   ========




10.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended September 30, 2000, the Company made income tax payments of $40,532,000 and interest payments of $4,437,000. During the nine months ended October 2, 1999, the Company made income tax payments of $40,488,000 and interest payments of $641,000.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


11. FORWARD CONTRACTS

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of September 30, 2000, the Company had forward contracts maturing through December 2000 to sell 23,000,000 Canadian dollars, 1,000,000 British pounds sterling, and 150,000,000 Spanish pesetas. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $18,261,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at September 30, 2000.

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



                                                      For the Six Months ended September 30, 2000
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $1,709,754   $  285,719     $ 344,750   $  9,928    $2,350,151
Intercompany sales                            145,690       15,035            --   (160,725)           --
                                           ----------   -----------    ---------   ---------   ----------
                                            1,855,444      300,754       344,750   (150,797)    2,350,151

Segment operating profit (loss)
  from external customers                    $173,707   $   25,931     $  35,693   $ (1,898)   $  233,433
Intercompany segment operating
  profit (loss)                                35,828        5,986            --    (41,814)           --
                                           ----------   -----------    ---------   ---------   ----------
                                              209,535       31,917        35,693    (43,712)      233,433


LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)




                                                       For the Nine Months Ended October 2, 1999
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $1,572,838   $  231,733     $ 317,888   $   7,030   $2,129,489
Intercompany sales                            130,784       17,914            --    (148,698)          --
                                           ----------   -----------    ---------   ---------   ----------
                                            1,703,622      249,647       317,888    (141,668)   2,129,489

Segment operating profit (loss)
  from external customers                  $  174,065   $   16,556     $  32,432    $    403   $  223,456
Intercompany segment operating
  profit (loss)                                31,083        6,430            --     (37,513)          --
                                           ----------   -----------    ---------   ---------   ----------
                                              205,148       22,986        32,432     (37,110)     223,456




                                                       For the Three Months Ended September 30, 2000
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $  609,329   $  139,619     $ 126,524   $   3,553   $  879,025
Intercompany sales                             62,217        7,441            --     (69,658)          --
                                           ----------   -----------    ---------   ---------   ----------
                                              671,546      147,060       126,524     (66,105)     879,025

Segment operating profit (loss)
  from external customers                  $   74,180   $   22,734     $  12,914   $  (3,692)  $  106,136
Intercompany segment operating
  profit (loss)                                13,826        2,027            --     (15,853)          --
                                           ----------   -----------    ---------   ---------   ----------
                                               88,006       24,761        12,914     (19,545)     106,136





                                                       For the Three Months Ended October 2, 1999
                                           Wholesale     Wholesale                  Other/
(in thousands)                              Apparel     Non-Apparel     Retail       Elim.       Total
-------------------------------            ----------   -----------    ---------   ---------   ----------
Revenue from external customers            $  601,291   $   104,670    $ 112,256   $   2,807   $  821,024
Intercompany sales                             37,989         5,285           --     (43,274)          --
                                           ----------   -----------    ---------   ---------   ----------
                                              639,280       109,955      112,256     (40,467)     821,024

Segment operating profit (loss)
  from external customers                  $   74,006   $    13,815    $  14,169    $  3,047    $ 105,037
Intercompany segment operating
  profit (loss)                                13,282         2,962           --     (16,244)          --
                                           ----------   -----------    ---------   ---------   ----------
                                               87,288        16,777       14,169     (13,197)     105,037



The reconciling item to adjust segment operating profit to consolidated pre-tax income for the nine month periods consists of net other income of $7.5 million and net interest expense of $14.3 million for 2000, and net other expense of $1.1 million and net interest income of $1.6 million for 1999. The reconciling item to adjust segment operating profit to consolidated pre-tax income for the third quarter consists of net other income of $5.2 million and net interest expense of $6.5 million for 2000, and net other expense of $0.5 million and net interest expense of $0.6 million for 1999.

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


14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") announced that it reached a conclusion on issue 00-14 "Accounting for Certain Sales Incentives." Issue 00-14 establishes requirements for the recognition and display of sales incentives such as discounts, coupons and rebates within the financial statements. The Company will adopt this consensus in the fourth quarter of 2000. The Company has not historically offered to its customers discount coupons or rebates. Any product discounts offered to customers are reflected as a reduction in the selling price of the product recorded in net sales. Therefore, the Company does not expect this new rule to have a material effect on the Company's reported results or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS No. 137 and FAS No. 138. FAS No. 133, as amended, is effective prospectively for the Company beginning in the year 2001, and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether such derivative is designated as part of a hedge transaction. The Company believes that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. Please refer to Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Third quarter ended September 30, 2000 compared to third quarter ended October 2, 1999

Net sales for the third quarter of 2000 were $879.0 million, an increase of $58.0 million, or 7.1%, over net sales of $821.0 million for the third quarter of 1999. This increase reflected a 1.3% increase in our Wholesale Apparel segment to $609.3 million, an increase of 33.4% in Wholesale Non-Apparel to $139.6 million, and an increase in Retail of 12.7% to $126.5 million. The third quarter typically represents the Company's highest sales quarter in each year, reflecting normal seasonal variations.

The increase in net sales of Wholesale Apparel primarily reflected continued strength of our Special Markets and LUCKY BRAND DUNGAREES businesses due to higher unit volume partially offset by slightly lower net average unit selling prices. The net sales of our LUCKY BRAND DUNGAREES business along with the net sales of our LAUNDRY business acquired on November 2, 1999, the sales generated by the March 2000 launch of our Crazy Horse Men's apparel line and the August 2000 launch of our licensed Kenneth Cole New York women's apparel line together accounted for $46.3 million of our 2000 third quarter total net sales increase. The increase also reflected sales increases in our Claiborne men's business due to higher unit volume partially offset by lower net average unit selling prices, and in our ELISABETH business due to higher net average unit selling prices partially offset by lower unit volume. These gains were partially offset by sales declines reflecting lower unit volume in our Casual business resulting from the difficult retail apparel environment and a planned shift in receipts at two of our major accounts from the third quarter into the fourth quarter, and sales decreases resulting from the licensing of our dress business in February 2000. We have also experienced sales declines in our DANA BUCHMAN and DKNY
(R)JEANS and DKNY(R)ACTIVE businesses reflecting in both cases lower net average unit selling prices reflecting higher markdowns partially offset by higher unit volume, and also sales declines in our Career business due to lower unit volume.

The increase in net sales of our Wholesale Non-Apparel segment reflected gains in all of our businesses in this segment, most notably in our Jewelry division, reflecting the inclusion of our MONET business acquired on July 26, 2000 and, to a lesser extent, increases in our Liz and Special Markets brands. The growth in our Cosmetics business reflects higher unit volume partially offset by lower net average unit selling prices, and is benefiting from the launch of our LUCKY YOU fragrance line in August 2000.

The increase in net sales of our Retail segment reflected a 10.7% increase in our Outlet store sales resulting primarily from 14 additional stores on a period-to-period basis (we ended the third quarter with 151 Outlet stores), helped by a slightly positive comparable store sales increase. Our Specialty Retail store sales increased 8.9%, due to a significant comparable store sales increase for our LUCKY BRAND DUNGAREES stores and six new LUCKY BRAND DUNGAREES stores opened in the quarter. We ended the quarter with a total of 106 Specialty Retail stores across nine formats.

Gross profit dollars increased $29.6 million, or 9.2%, in 2000 over 1999. Gross profit as a percent of sales increased to 39.9% in 2000 from 39.1% in 1999. This increase in gross profit rate in the quarter reflected lower initial unit costs as a result of continued consolidation, configuration and certification of our supplier base, combined with improved matching of our production orders with our customer orders at the SKU level through the use of our new systems and revamped business processes implemented in late 1999. These processes also enabled us to better manage our inventories and continue to improve margins on the sale of excess inventories in the third quarter. Our gross profit rate also benefited from the licensing of our low margin Dress business and the purchase of our MONET business, as well as increased penetration of our new businesses, including LAUNDRY, LUCKY BRAND DUNGAREES and SIGRID OLSEN, which generally run at relatively higher gross margin rates than the Company average. These increases were partially offset by increased financial support paid to our retail customers in our better-priced apparel businesses, significantly lower margins in our DKNY(R)JEANS Women's business, and lower margins within, and increased penetration of, our Special Markets business, which runs at a lower gross profit rate than the Company average.

Selling, general and administrative expenses ("SG&A") increased $23.1 million, or 10.7%, in 2000 over 1999, and expressed as a percent of sales increased to 27.2% in 2000 from 26.3% in 1999. These results principally reflect relatively higher SG&A rates in our MONET, LAUNDRY, LUCKY BRAND DUNGAREES and SIGRID OLSEN businesses, the planned dilution from the start-up costs of our new CITY DKNY
(R) license, and the planned increase in distribution costs resulting from the start-up of our new automated facility constructed in Mt. Pocono, PA, as well as the increase in depreciation and amortization of leasehold improvements at our New York offices and the significant investment over the past several years in the technological upgrading of our distribution facilities and information systems. The reduced sales penetration of our relatively lower cost casual apparel business also contributed to the rate increase. These factors were partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels. The increase in the dollar level of our SG&A was mitigated by the acceleration of our expense management and cost reduction programs during the quarter.

In September 2000, the Company recorded a restructuring charge of $5.4 million (pre-tax), net of $1.1 million of a prior period restructuring charge deemed no longer necessary (See Note 7 of Notes to Condensed Consolidated Financial Statements). This charge is principally to cover the closure of eight additional under-performing specialty retail stores, the closure of one of our divisional offices, and severance related costs. This charge reduced net income by $3.5 million, or $.06 per common share, in the third quarter of 2000.

As a result of the factors described above, operating income, before a pre-tax restructuring charge of $5.4 million, increased $6.5 million, or 6.2%, to $111.5 million, and as a percent of sales fell to 12.7% from 12.8% last year. Segment operating income in our Wholesale Apparel segment increased $0.2 million to $74.2 million (12.2% of sales) in 2000 compared to $74.0 million (12.3% of sales) in 1999. Segment operating income in our Wholesale Non-Apparel segment increased $8.9 million to $22.7 million (16.3% of sales) in 2000 compared to $13.8 million (13.2% of sales) in 1999. Segment operating income in our Retail segment decreased $1.3 million to $12.9 million (10.2% of sales) in 2000 compared to $14.2 million (12.6% of sales) in 1999.

Net other income in 2000 was $5.2 million compared to other expense of $0.5 million in 1999. Other income for the 2000 period includes a special investment gain of $5.4 million related to the sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense in 2000 was $6.5 million compared to $0.6 million in 1999. This $5.9 million increase reflects higher net interest costs incurred to finance our strategic initiatives including our recently acquired businesses, the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops.

Net income increased $0.7 million in 2000 to $67.1 million, and declined as a percent of net sales to 7.6% in 2000 from 8.1% in 1999, due to the factors described above. As described above, net income for the third quarter of 2000 includes an after-tax restructuring charge of $3.5 million, and an after-tax special investment gain of $3.5 million. Diluted earnings per common share, excluding the restructuring charge and special investment gain, increased 16.7% to $1.26 in 2000 from $1.08 in 1999. Diluted earnings per common share, including the restructuring charge and special investment gain was $1.26 in the third quarter of 2000. Our average diluted shares outstanding declined by 8.3 million, or 13.5% in the third quarter of 2000, on a period-to-period basis, to
53.2 million as a result of our ongoing stock repurchase  program.  We purchased
1.177 million shares during the third quarter of 2000 for $50.4 million. Since the end of the third quarter we have purchased an additional 449 thousand shares for $18.9 million. As of November 14, 2000, we have $96.4 million remaining in our buyback authorization.

Nine months ended  September  30, 2000  compared to nine months ended October 2,
1999

Net sales for the nine months of 2000 were $2,350.2 million, an increase of $220.7 million, or 10.4%, over net sales of $2,129.5 million for the nine months of 1999. This increase reflected an 8.7% increase in our Wholesale Apparel segment to $1,709.8 million, an increase of 23.3% in Wholesale Non-Apparel to $285.7 million, and an increase in Retail of 8.5% to $344.8 million.

The increase in net sales of Wholesale Apparel primarily reflected significant growth in our Special Markets business due to higher unit volume and higher net average unit selling prices, and the inclusion of sales for a full nine months of our new businesses: SIGRID OLSEN, LUCKY BRAND DUNGAREES and LAUNDRY, the March 2000 launch of our CRAZY HORSE Men's apparel line, and the August 2000 launch of our licensed KENNETH COLE NEW YORK women's apparel line, which together accounted for $142.3 million of our 2000 nine months total net sales increase. The increase also reflected sales increases in our Claiborne men's business due to higher unit volume partially offset by lower net average unit selling prices, and in our ELISABETH business due to higher unit volume and higher net average unit selling prices. These gains were partially offset by sales decreases resulting from the licensing of our dress business in February 2000; sales declines in our DANA BUCHMAN business due to lower net average unit selling prices reflecting higher markdowns, partially offset by slightly higher unit volume; sales declines in our Casual business, due to the third quarter sales decline, as well as sales declines in our Career business due to lower unit volume and lower net average unit selling prices.

The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, which is benefiting from continued strong sales of our licensed CANDIE'S and owned CURVE fragrances, and from the launch of our LUCKY YOU fragrance in August. The increase also reflected gains in our Jewelry business, which includes the sales of our MONET business acquired on July 26, 2000. We also experienced gains in our Handbags business due to higher unit volume partially offset by lower net average unit selling prices.
These gains were partially offset by a decline in our fashion accessories business, due primarily to lower net average unit selling prices partially offset by higher unit volume.

The increase in net sales of our Retail segment reflected increased Outlet store sales, primarily due to 14 additional stores on a period-to-period basis partially offset by a low single-digit comparable store sales decrease. Our Specialty Retail Store sales increased slightly, with a significant increase due to the inclusion of the sales of 18 additional LUCKY BRAND DUNGAREES stores, offset by a low single- digit decline in comparable store sales in the balance of our Specialty Retail stores. The decline in comparable store sales in our Outlet and Specialty Retail stores reflect the aforementioned difficult retail apparel environment and the specialty stores heavy reliance on better priced women's apparel.

Gross profit dollars increased $100.6 million, or 12.3%, in 2000 over 1999. Gross profit as a percent of sales increased to 39.2% in 2000 from 38.5% in 1999. This increase in gross profit rate primarily reflected the same factors described above in the third quarter discussion.

SG&A increased $85.2 million, or 14.3%, in 2000 over 1999, and expressed as a percent of sales increased to 29.0% in 2000 from 28.0% in 1999. This increase in SG&A rate primarily reflected the same factors described above in the third quarter discussion, as well as the startup cost of the new KENNETH COLE license.

As a result of the factors described above, operating income, before a pre-tax restructuring charge of $5.4 million, increased $15.4 million, or 6.9%, to $238.8 million, and operating income as a percent of sales decreased to 10.2%, compared to 10.5% in 1999. Segment operating income in our Wholesale Apparel segment decreased $0.4 million to $173.7 million (10.2% of sales) in 2000 compared to $174.1 million (11.1% of sales) in 1999. Segment operating income in our Wholesale Non-Apparel segment increased $9.4 million to $25.9 million (9.1% of sales) in 2000 compared to $16.6 million (7.1% of sales) in 1999. Segment operating income in our Retail segment increased $3.3 million to $35.7 million (10.4% of sales) in 2000 compared to $32.4 million (10.2% of sales) in 1999.

Net other income for the nine months of 2000 was $7.5 million compared to other expense of $1.1 million in 1999. This year's other income includes a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense for the nine months of 2000 was $14.3 million compared to interest income of $1.6 million in 1999. This $15.9 million change reflects higher net interest costs incurred to finance our strategic initiatives including our recently acquired businesses, the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops.

Net income increased $2.4 million in 2000 to $145.0 million, and declined as a percent of net sales to 6.2% in 2000 from 6.7% in 1999, due to the factors described above. As described above, net income for the nine months of 2000 includes an after-tax restructuring charge of $3.5 million, and an after-tax special investment gain of $5.6 million. Diluted earnings per common share, excluding the restructuring charge and special investment gain, increased 16.4% to $2.63 in 2000. Diluted earnings per common share, including the restructuring charge and special investment gain, were $2.67 in 2000. Our average diluted shares outstanding declined by 8.7 million for the nine months of 2000 on a period-to-period basis, to 54.4 million, as a result of our ongoing stock repurchase program. We purchased 5.082 million shares during the nine months of 2000 for $203.6 million.

Forward Outlook

While the macroeconomic and retail environments are challenging, the Company remains optimistic that, with our diversified portfolio, we can generate a 9% to 10% sales increase in the fourth quarter of 2000, giving us an approximate 10% sales increase for the full year, and enabling us to meet the fourth quarter EPS consensus of $0.96, resulting in diluted EPS of $3.58, or 14.7% EPS growth for the year (before this year's restructuring charge and special investment gains). For the full year 2001, we remain optimistic about our ability to achieve a sales increase of 5% to 7% and an EPS increase of 11% to 13% (before this year's restructuring charge and special investment gain, and before any incremental acquisitions or share repurchases.) See Item 5, Statement Regarding Forward-Looking Disclosure.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

We ended the third quarter of 2000 with $21.9 million in cash and cash equivalents, compared to $11.2 million at the end of the 1999 third quarter, and $437.3 million of debt compared to $ 86.2 million at the end of the third quarter of 1999. This $340.4 million change in our cash and debt position, reflecting a use of cash over the last twelve months, is primarily attributable to our expenditure of $92.6 million for purchase price payments in connection with the acquisitions of MONET, LAUNDRY and LUCKY BRAND DUNGAREES, net of cash acquired, $334.7 million for the repurchase of common stock, $92.8 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems, and in-store merchandise shops, offset by our operating cash flow. Our borrowings peaked at $480.3 million during the quarter.

Net cash  used in  operating  activities  for the nine  months of 2000 was $20.7 million, compared to $86.2 million net cash provided in 1999. This $107.0 million change in cash flow primarily reflected the significant reduction of our inventory levels in 1999 versus 1998 due to the inventory management initiatives implemented at the end of 1998, which, as mentioned below, are currently still in effect.

Inventory increased $48.7 million, or 11.9%, at the 2000 third quarter end compared to 1999. Excluding the inventories of our recently acquired and launched businesses, inventories in the balance of our business were up 6.5%. We also improved our average inventory turnover rate by 10.4% in the 12 months ended in the third quarter of 2000, to 4.4 times from 4.0 times during 12 months ended in the third quarter of 1999.

Our accounts receivable ended the quarter at $542.5 million, up 6.6% over last year. This increase in accounts receivable primarily reflected the significant volume growth in our Special Markets business, and the assumption of the accounts receivable of LAUNDRY and MONET, which accounted for approximately 53.0% of the increase.

Net cash used in investing activities was $111.5 million in 2000, compared to $158.9 million in 1999. The 2000 net cash used primarily reflected $40.2 million for the purchase of MONET and additional payments related to the purchase of our LUCKY BRAND DUNGAREES business, along with capital expenditures of $50.3 million, compared to the 1999 acquisition costs of $138.3 million for our 84.5% interest in SIGRID OLSEN, our 85% interest in LUCKY BRAND DUNGAREES, and capital expenditures of $51.9 million, as well as $29.0 million for an equity investment in Kenneth Cole Productions, Inc. partially offset by disposals of investments of $64.9 million.

Net cash provided by financing activities was $117.3 million in 2000, compared to net cash used of $81.0 million in 1999. This $198.3 million year over year increase in cash flow reflected net borrowings of $321.2 million for the nine months of 2000 compared to $86.2 million in 1999, and an increase in net proceeds from the exercise of stock options of $12.4 million, partially offset by an increase of $52.2 million expended for stock repurchases.

Our anticipated capital expenditures for the full year 2000 approximate $70 million, of which $50.3 million has been expended through September 30, 2000. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices and the opening of an additional 11 Specialty Retail stores and 8 Outlet stores. In addition, we anticipate spending approximately $20 million on in-store merchandise shops for the full year of 2000. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

In December 1999, the Company received $600 million of financing commitments under a bank revolving credit facility to finance our liquidity needs. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At September 30, 2000, we had $437.3 million outstanding under our commercial paper program. In addition, we have in place $435 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At September 30, 2000, we had $300 million outstanding under these letter of credit facilities. We anticipate that the commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary. We are in the process of finalizing a renewal of this bank revolving credit facility, which is expected to increase the size of the program from $600 million to $750 million.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The third, initially filed in Federal Court for the Central District of California and subsequently transferred, first to the District of Hawaii and then ordered transferred to Saipan (which order is subject to a stay pending appeal), is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Court Action"). The Federal Court Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint was not reached. The Company has since reached an agreement to settle all claims that were or could have been asserted in the Federal or State Court actions. To date, several other apparel companies have also agreed to settle these claims. The agreement concluded by the Company is subject to Federal Court approval. Under the terms of the agreement, if the settlement does not receive final Federal Court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice to the settlement class. As part of the settlement, the Company has since been named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., pending in the San Francisco County Superior Court, and in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., currently pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against the Company will remain inactive unless settlement is not finally approved by the Federal Court. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not finally approved by the Federal Court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome, or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

Item 5. Statement Regarding Forward-Looking Disclosure


Statements contained herein (including, without limitation, those set out under the heading "Forward Outlook" or otherwise in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above) and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2000, 2001 or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "plan",
"anticipate", "estimate", "project", "management expects", "the Company believes", "remains optimistic", or "currently envisions" and similar phrases, are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, the Company's ability to effectively to remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its commitments with actual orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.


With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation of and/or increase the costs of textiles and apparel produced abroad has been periodically introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations.


The Company from time to time reviews its possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as the Company's entry into the moderate market, the acquisition of businesses, such as the Company's acquisitions of Segrets, Lucky Brand, Laundry and Monet, and the licensing of brands such as DKNY(R)JEANS and DKNY(R)ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE AND UNLISTED.COM, are accompanied by risks inherent in any such new business venture and may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by the Company are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 1999 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition: Certain Risks".

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27     -  Financial Data Schedule as of September 30, 2000.

(b)      The Company did not file any reports on Form 8-K in the quarter.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             November 14, 2000

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