Form 10-K
period 2000-12-30
CLAIBORNE LIZ INC
filed 2001-03-29
CIK 352363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

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

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 21, 2001, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $2,421,475,036.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 21, 2001: 52,468,933 shares.

                      Documents Incorporated by Reference:
     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 17, 2001 - Part III.

                                     PART I
Item 1.   Business.

OVERVIEW

     Liz Claiborne, Inc. designs and markets an extensive range of branded women's and men's fashion apparel and accessories, appropriate for occasions ranging from casual to dressy. The Company also markets fragrances for women and men. The Company's brands include CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, EMMA JAMES, FIRST ISSUE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND, MEG ALLEN, MONET, RUSS, SIGRID OLSEN and VILLAGER. In addition, the Company holds exclusive licenses to design, produce, market and sell DKNY(R) JEANS and DKNY(R) ACTIVE men's, junior's and women's sportswear, jeanswear and activewear in the Western Hemisphere, women's sportswear under the CITY DKNY(R) trademark, women's apparel products under the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks in North America and CANDIE'S fragrance, cosmetic and beauty products worldwide.

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

     At March 20, 2001, the Company's order book reflected unfilled customer orders for approximately $610 million of merchandise, as compared to approximately $785 million at March 17, 2000. Substantially all such orders will be filled within the 2001 fiscal year. Order book data at any given date is materially affected by the timing of recording orders and of shipments and seasonal factors. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

     As used herein, the term "Company" refers to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

     In order to reach a broad  spectrum of  consumers,  the  Company  offers an array of products under its portfolio of brands through a variety of distribution channels at a broad range of price points. In its product offerings, the Company seeks to provide versatility to consumers in terms of individual items, price points and key item classifications.

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

     Wholesale Apparel. The Company offers a variety of women's and men's apparel products. Substantially all products in each sportswear collection are sold at retail as separate items.

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

     The ELISABETH business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under the Company's ELISABETH and ELISABETH-LIZ & CO. trademarks and large-sized denim and denim-related sportswear under the ELISABETH-INDIGO trademark.

     The CLAIBORNE business offers men's business-casual wear, sportswear and dress shirts under the CLAIBORNE trademark.

     The Career (COLLECTION) business offers professional careerwear with desk-to-dinner versatility in misses and petite sizes under the LIZ CLAIBORNE trademark.

     The DANA BUCHMAN business offers collections of products for the women's "bridge" market (the market between the "better" and "designer" markets) with elegant styling in distinctive fabrics, in misses, large and petite sizes under the Company's DANA BUCHMAN trademark and a line of "upscale" specialty store products under the DANA BUCHMAN LUXE trademark. In September 1999, the Company introduced a line of fashion forward specialty store casual products under the DANA BUCHMAN INTUITION trademark, with shipping commencing in the first quarter of 2000.

     The Special Markets business offers women's updated career and casual clothing at more moderate prices under five Company trademarks: EMMA JAMES (related separates for the casual workplace, sold in department stores nationally and in Japan), VILLAGER (relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE (relaxed career and everyday wear, sold in Sears department stores), RUSS (casual separates, sold in Wal-Mart stores), and CRAZY HORSE (casual separates, sold in J.C. Penney stores). Commencing in the third quarter of 2001, a line of casual, related outfits in easy-care fabrics under the MEG ALLEN trademark will be offered through Target Stores. See "Competition; Certain Risks" below.

     In 2000, the Company introduced a line of moderate priced men's wear under the CRAZY HORSE trademark; shipping commenced in February of 2000.

     The Company holds the exclusive license to design, produce, market and sell men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale in the Western Hemisphere. The Company also holds the exclusive license to design, produce, market and sell a line of women's career and casual sportswear for the "better" market, under the CITY DKNY (R) trademark; shipping of this line commenced in January 2001.

     In February 1999, the Company acquired 84.5% of the equity of Segrets, Inc. ("Segrets"); during 2000, the Company increased its equity interest in Segrets to 97.5%. Segrets offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID OLSEN WOMAN and SIGRID OLSEN PETITES.

     Each of the above businesses presented four seasonal collections during 2000, except DANA BUCHMAN which presented three seasonal collections.

     The LUCKY BRAND business, which the Company owns by virtue of its acquisition, in June 1999, of 85% of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky"), offers women's and men's denim-based sportswear under various Lucky trademarks.

     The Company holds the exclusive license to manufacture, design, market and distribute, in North America, "better" women's contemporary sportswear under the KENNETH COLE NEW YORK label (which commenced shipping in the third quarter of 2000), a women's status denim and sportswear line under the REACTION KENNETH COLE label (which commenced shipping in January 2001), and a junior-sized apparel line under the UNLISTED.COM label. The Company also holds the exclusive license to manufacture, design, market and distribute socks and belts bearing the KENNETH COLE NEW YORK label (with socks first shipping in the third quarter of 2000 and belts first shipping in the fourth quarter of 2000), the REACTION KENNETH COLE label (which launched in March 2001) and the UNLISTED.COM label.

     The Laundry business, which the Company acquired in November 1999, offers contemporary womens' sportswear and dresses under the LAUNDRY BY SHELLI SEGAL and SHELLI SEGAL labels, primarily to select department and specialty stores.

     For further information regarding the Segrets, Lucky, and Laundry businesses, see Note 2 of Notes to Consolidated Financial Statements. For further information regarding the DKNY and Kenneth Cole licensing arrangements, see Note 3 of Notes to Consolidated Financial Statements.

     In February 2000, the Company licensed the right to design, manufacture, market, distribute and sell dresses under the LIZ CLAIBORNE DRESSES and ELISABETH DRESSES trademarks to Leslie Fay Marketing, Inc., a subsidiary of Leslie Fay Company, Inc. The Company continues to produce dresses as part of the COLLECTION, LIZSPORT, LIZWEAR, LIZ & CO. and ELISABETH sportswear lines. See
Note 3 of Notes to Consolidated Financial Statements.

     Wholesale  Non-Apparel.  The  Company  offers  a wide  variety  of  women's
accessory   products  and  men's  and  women's  cosmetic  products  through  its non-apparel business.

     The Accessories business offers an array of handbag/small leather goods and fashion accessories under the LIZ CLAIBORNE trademark.

     The Special Markets Accessories business offers jewelry, handbags and fashion accessories under the Company's CRAZY HORSE, VILLAGER and FIRST ISSUE trademarks.

     The Jewelry business offers a selection of jewelry under the LIZ CLAIBORNE trademark. In July 2000, the Company acquired substantially all of the assets comprising The Monet Group ("Monet"). Monet offers fashion jewelry under the MONET, TRIFARI and MARVELLA trademarks. For further information regarding the Monet business, see Note 2 of Notes to Consolidated Financial Statements.

     The offerings of our Accessories, Special Markets Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of the Company's other product lines.

     The Company's cosmetics business offers fragrance and bath and body-care products under the Company's LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN, CLAIBORNE SPORT, CURVE (for women and men) and LIZSPORT trademarks. The Company commenced shipping a line of cosmetics under the LUCKY YOU LUCKY BRAND trademark in the third quarter of 2000. In addition, the Company holds the exclusive license to manufacture, market, distribute and sell worldwide a collection of CANDIE'S fragrances, cosmetics and beauty products.

     Retail. The Company operates specialty retail stores located throughout the United States, which carry solely Company products. At March 19, 2001, the Company operated a total of 111 retail stores consisting of the following: 30 LIZ CLAIBORNE stores, 44 ELISABETH large-size apparel stores, 2 CLAIBORNE men's stores, 4 Dana Buchman stores, 29 LUCKY BRAND DUNGAREES stores, and 2 LAUNDRY BY SHELLI SEGAL stores. The LIZ CLAIBORNE flagship store, an approximately 17,000 square foot facility, is located on Fifth Avenue in New York City. The other stores range in size from 900 to 12,000 square feet. During 2000, the Company closed several underperforming specialty retail stores. See Note 9 of Notes to Consolidated Financial Statements.

     At March 19, 2001, the Company operated 164 outlet stores in the United States, the majority of which are located in "outlet centers" comprised primarily of manufacturer-operated stores. In Western Europe, the Company's sales are made primarily through leased departments, or concessions.

     Licensing. The Company has twenty license arrangements pursuant to which third party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by the Company, the present terms of which (not including renewal terms) expire at various dates through 2010. Current licenses cover women's career, casual and sport shoes; dresses; home furnishing products; women's and men's outerwear; women's and men's slippers; women's swimwear and related merchandise; women's intimate apparel; women's and men's ophthalmic frames for prescription eyewear; women's and men's sunglasses and readers; men's accessories; men's dress pants, casual pants and shorts; men's formalwear and accessories; men's tailored clothing; men's and boys' neckwear; tabletop products; boys' apparel; children's apparel; and women's sleepwear apparel. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

SALES AND MARKETING

     The Company's wholesale sales are made primarily to department store chains and specialty store customers throughout the United States. Retail sales are made through the Company's own retail stores and outlet stores, as well as to international customers, military exchanges and other outlets.

     At 2000 year-end, Company products were being sold in over 100 markets outside the United States. In Canada, the Company operates a wholesale business which sells the Company's LIZ CLAIBORNE, DANA BUCHMAN, EMMA JAMES, LUCKY BRAND, VILLAGER, DKNY(R) JEANS and KENNETH COLE NEW YORK products primarily to department store chains and specialty stores. The Company's sales in Western Europe are conducted primarily through leased departments, or concessions, and are concentrated in the United Kingdom and Spain, with additional concessions in Denmark, Belgium, Ireland and France. At 2000 year-end, the Company operated over 150 such leased departments/concessions in Western Europe. In addition, in June 2000 the Company opened its European-flagship store on Regent Street, London, England.

     In other international markets, the Company operates principally through licenses with third parties which operate free-standing retail stores and dedicated department store shops. At 2000 year-end, international retail operations were comprised of 215 licensed stores and dedicated department store shop-in-shops in 31 countries. The Company distributes LIZ CLAIBORNE and DANA BUCHMAN products in Japan through a joint venture with Jusco Co. Ltd. Under a separate arrangement, Jusco Co. Ltd. manufactures customized EMMA JAMES branded apparel for sale in Japan, and operates dedicated department store shop-in-shops under the EMMA JAMES trademark. The Company's international accounts also purchase fragrances and related products through third-party distributors and apparel products direct from the Company.

     Approximately 87% of 2000 sales were made to the Company's 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 16% of 2000 and 15% of 1999 sales, no single customer accounted for more than 6% of 2000 or 1999 sales. However, certain of the Company's customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 2000 by The May Department Stores Company accounted for approximately 14% of 2000 and 16% of 1999 sales, and sales to the eight department store customers which were owned at year-end 2000 by Federated Department Stores, Inc. accounted for approximately 18% of 2000 and 17% of 1999 sales. See Note 7 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in the Company's relationship with any such group could have a material adverse effect on the Company's operations. The Company expects that its largest customers will continue to account for a significant percentage of its sales. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms.

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

     The Company has implemented in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery. See "Manufacturing" below. Many of the Company's retail customers participate in the Company's in-stock reorder programs through their own internal replenishment systems.

     During 2000, the Company continued to expand its in-store sales, marketing and merchandising programs designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain the Company's merchandise presentation standards. The LIZEDGE program services the Company's LIZ CLAIBORNE and ELISABETH apparel brands by training sales associates on suggested selling, product, merchandise presentation and client development strategies. The Company's men's, accessories, jewelry, DANA BUCHMAN, Segrets, Laundry, LUCKY and licensed DKNY(R) and KENNETH COLE businesses have service and merchandising programs similar to LIZEDGE.

     In 2000, the Company further expanded its LIZVIEW program, designed to enhance the presentation of the Company's products on retail selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. At year-end 2000, over 1,800 LIZVIEW shops were installed in more than 1,100 stores, representing over 2,000,000 square feet of upgraded selling space for LIZ CLAIBORNE brands. In addition, at year-end 2000, approximately 480 accessories, 520 CLAIBORNE, 17 DANA BUCHMAN, 150 EMMA JAMES, 8 LUCKY BRAND, 1,460 DKNY(R) JEANS and 68 KENNETH COLE NEW YORK shops were installed in domestic department stores. Furthermore, at year-end 2000, approximately 1,900 CRAZY HORSE shops were installed in JC Penney stores and approximately 175 FIRST ISSUE shops were installed in Sears stores. In 2001, the Company plans to install, in the aggregate, approximately 1,200 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     The Company spent approximately $43 million on national advertising in 2000; current plans call for 2001 national advertising expenditures of a comparable amount. This compares with approximately $40 million spent in 1999. In addition, the Company maintains cooperative advertising programs under which it generally shares the costs of each customer's advertising and promotional expenditures, up to a stated percentage of the customer's purchases. The Company incurred costs under these cooperative advertising programs of approximately $75 million in 2000, compared with $64 million in 1999.

     The Company maintains three consumer websites: www.lizclaiborne.com, which provides information on LIZ CLAIBORNE branded apparel and accessories products; www.elisabeth.com, launched in November of 2000, which offers ELISABETH branded apparel for sale directly to consumers; and www.luckybrandjeans.com, which provides information on LUCKY BRAND branded apparel and offers a selection of LUCKY BRAND apparel for sale directly to consumers.

MANUFACTURING

     The Company does not own any product manufacturing  facilities;  all of its
products  are  manufactured  in  accordance  with  its  specifications   through
arrangements with independent suppliers.

     A very substantial portion of the Company's sales is represented by products produced abroad, mainly in the Far East, the Caribbean and Central America. The Company also sources in the United States and other regions. The Company does not itself own quota and, therefore, must obtain quota from its suppliers and vendors. During 2000, the Company's products were manufactured by several hundred suppliers. The Company's products are currently manufactured in approximately 32 different countries, including Saipan, China, Taiwan, the Dominican Republic, Hong Kong, Sri Lanka, Indonesia and the Philippines. The Company continually seeks additional suppliers throughout the world for its sourcing needs. The Company's largest supplier of finished products manufactured less than 6% of the Company's purchases of finished products during 2000. Approximately 35% of the Company's 2000 and 1999 purchases of finished products, as compared to 30% of the Company's 1998 purchases, were manufactured by its ten largest suppliers. The Company expects that the percentage of production represented by its largest suppliers will remain at its current level in light of the Company's ongoing worldwide factory certification initiative, under which the Company allocates large portions of its production requirements to suppliers which appear to have superior capacity, quality (of product and operations) and financial resources. The Company's purchases from its suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. The Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products.

     The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with such suppliers to be satisfactory. Most of the Company's fabrics, trimmings and other materials are obtained in bulk from various foreign and domestic suppliers. Where the Company purchases completed product "packages" from its contractors, the contractor is responsible to purchase all necessary raw materials and other product components. Inasmuch as the Company intends to continue to move towards purchasing an increasing portion of its products as "packages," the Company continues its development of a group of "approved suppliers" to supply raw materials and other product components to its contractors for use in "packages"; the Company anticipates continuing the practice of purchasing a substantial portion of its products as "packages" in 2001. During 2000, the raw materials used in Company products were obtained from approximately two hundred suppliers, located primarily in the Korea, Taiwan, the United States, Japan, Turkey and Ireland. Approximately 32% of the Company's raw materials during 2000 and 29% during 1999 were obtained from its five largest raw material suppliers, with no single raw material supplier accounting for more than 9% of 2000 raw material purchases. The Company does not have any long-term, formal arrangements with any supplier of raw materials. To date, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

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

DISTRIBUTION

     The Company distributes virtually all of its products through facilities that are owned or leased by the Company, Principal distribution facilities are located in Alabama, California, New Jersey and Pennsylvania. See "Properties" below.

TRADEMARKS

     The Company owns and/or uses a variety of trademarks in connection with its businesses and products, including CLAIBORNE, CLAIBORNE SPORT, CRAZY HORSE, CURVE, DANA BUCHMAN, DANA BUCHMAN INTUITION, DANA BUCHMAN LUXE, ELISABETH, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, LEATHER CO., LAUNDRY BY SHELLI SEGAL, LIZ, LIZ & CO., LIZ CLAIBORNE, LIZ CLAIBORNE COLLECTION, LIZ CLAIBORNE STUDIO, LIZSPORT, LIZWEAR, MEG ALLEN, MARVELLA, MONET, REALITIES, RUSS, SHELLI SEGAL, TRIFARI, VILLAGER, VIVID, its LC logomark, its triangular logomark and its leaf design. The Company has exclusive rights, under license, to the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for men's and women's sportswear, jeanswear and activewear in the Western Hemisphere and to the CITY DKNY(R) trademark and logo for women's sportswear. The Company is also the exclusive licensee of the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks for women's wear in North America, as well as the CANDIE'S trademark for fragrance, cosmetic and beauty products worldwide. See Note 3 of Notes to Consolidated Financial Statements. By virtue of its ownership interests, the Company controls the Segrets' trademarks, which include SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID WOMAN and SIGRID OLSEN PETITES, and the Lucky trademarks, which include LUCKY BRAND, LUCKYVILLE, LUCKY YOU LUCKY BRAND and Lucky's four leaf clover design and pocket design.

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

     In addition to the competitive factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including, among others: changes in regional, national and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support and those related to extending credit to customers; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual orders; the Company's ability to effectively warehouse and distribute its products, including its ability to distribute its products within its targeted markets (including distribution to and through wholesale accounts and Company operated retail stores and concession locations); risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; the chance of substantial disruption of the Company's relationships with its suppliers, manufacturers and employees; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing. See also Note 7 of Notes to Consolidated Financial Statements. With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, including Permanent Normal Trade Relations treatment for the People's Republic of China (which was renewed in July 2000 for an additional year), and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations. See "Import and Import Restrictions" and "Sales and Marketing" above.

     The Company from time to time reviews its possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as the Company's entry into the moderate market, and the acquisition of businesses, such as the Company's acquisitions of LAUNDRY, LUCKY, MONET and SEGRETS, and the licensing of brands such as DKNY(R) JEANS and DKNY(R) ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM, are accompanied by risks inherent in any new business venture and may require methods of operations and marketing strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the businesses, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by the Company are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

EMPLOYEES

     At December 30, 2000, the Company had approximately 8,300 full-time employees worldwide, as compared with approximately 7,700 full-time employees at January 1, 2000.

     The Company is bound by a national collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees (UNITE), agreements with various locals and a Jobbers Agreement with UNITE. These agreements cover approximately 1,700 of the Company's full-time employees and expire on May 31, 2003. Most of the UNITE-represented employees are employed in warehouse and distribution facilities the Company operates in New Jersey, Pennsylvania and Alabama. In addition, the Company is bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 150 of the Company's full-time employees at its Santa Fe Springs, California facility and expiring on May 14, 2005.

     The Company considers its relations with its employees to be satisfactory and to date, has not experienced any interruption of operations due to labor disputes.

Item 2.   Properties.

     The Company's showrooms and executive offices, as well as its sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where the Company leases approximately 287,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. The Company currently leases office space at two other buildings in New York City covering approximately 29,000 and 93,000 square feet (with terms expiring in 2003 and 2013, respectively) and licenses space in another building covering approximately 39,000 square feet. All of the Company's business segments use the properties described above.

     The Company owns an approximately 450,000 square foot New Jersey warehouse and distribution facility (plus mezzanine space of approximately 170,000 square feet) located at One Claiborne Avenue, North Bergen, New Jersey. This facility also houses the Company's production and certain administrative personnel. The Company also owns an approximately 300,000 square foot office facility at this location. The Company presently leases approximately 955,000 square feet in other New Jersey warehouse and distribution facilities, the current terms of which expire through 2008. The Company also owns a warehouse and distribution facility located on 80 acres in Mt. Pocono, Pennsylvania. This facility consists of approximately 630,000 square feet (plus mezzanine space of approximately 600,000 square feet) of warehouse and distribution space. In addition, the Company occupies an approximately 150,000 square foot warehouse and distribution facility in Mt. Pocono, Pennsylvania under a sublease which expires in 2002. In California, the Company leases an approximately 600,000 square foot warehouse and distribution facility and an approximately 125,000 square foot warehouse and distribution facility, located in Santa Fe Springs and Vernon, respectively. The Company leases, pursuant to industrial development financing, an approximately 290,000 square foot (plus mezzanine space of approximately 380,000 square feet) warehouse and distribution facility located on a 124 acre site in Montgomery, Alabama. The Company also occupies an approximately 120,000 square foot warehouse facility in Montgomery, Alabama under a lease which, pursuant to a renewal option exercised by the Company in 1999, expires at the end of 2001. The Company also leases showroom, warehouse and office space in various other domestic and international locations. These properties are used in each of the Company's business segments. The Company also uses unaffiliated third parties to provide distribution services at several additional facilities. The Company is seeking to sell its approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture), which is currently sublet to a third-party.

     In addition, the Company has commenced construction of an approximately 600,000 square foot (plus mezzanine space of approximately 250,000 square feet) warehouse and distribution center in Westchester, Ohio. This project will be financed by the Company through a synthetic lease arrangement. See Note 7 of Notes to Consolidated Financial Statements.

     The Company leases space for its 111 retail specialty stores (aggregating approximately 415,000 square feet) and its 164 outlet stores (aggregating approximately 1,200,000 square feet).

     The Company believes that its existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for its present level of operations. See Note 7 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

     Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Note 7 and Note 19 of Notes to Consolidated Financial Statements.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationship with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in the United States District Court for the Central District of California, and later transferred to the District of Hawaii is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws.

     The Company sources products in Saipan but was not named as a defendant in the actions. The Company, and certain other apparel companies not named as defendants, were advised in writing, however, that they would be added as parties if a consensual resolution of the claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, more than a dozen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., currently pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions . The newly filed action against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs have petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling and the Federal Action has effectively been stayed pending the Court of Appeals' decision. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice to the settlement class. Because the litigation is at a preliminary stage, with no merits discovery having taken place, if the settlement is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of March 21, 2001, is set forth below:

     Name                           Age              Position(s)
     ----                           ---              -----------
     Paul R. Charron                58               Chairman of the Board and Chief Executive Officer
     Michael Scarpa                 45               Vice President and Chief Financial Officer
     Lawrence D. McClure            52               Senior Vice President - Human Resources
     John R. Thompson               49               Senior Vice President - Supply Chain Integration
     Robert J. Zane                 61               Senior Vice President - Sourcing and Logistics

     Executive officers serve at the discretion of the Board of Directors.

     Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served in various executive capacities with VF Corporation, an apparel manufacturer, from 1988. Mr. Charron is also a director of C-Bridge Internet Solutions, Inc., a provider of Internet-based solutions.

     Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President - Divisional Controller and in 1995 he was promoted to Vice President - Financial Planning and Operations. Effective July 2000, he became Vice President - Chief Financial Officer.

     Mr. McClure joined the Company in 2000 as Senior Vice President - Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.

     Mr. Thompson joined the Company in 1995 and served from 1995 to 2000 as Senior Vice President of Service, Systems and Reengineering, Chief Information Officer. In 2000, Mr. Thompson became Senior Vice President - Supply Chain Integration. Prior to joining the Company, Mr. Thompson served as Executive Vice President for Business Systems/Logistics and Chief Information Officer of Goody's Family Clothing, Inc., an apparel retailer, from 1993 to 1995.

     Mr. Zane joined the Company in 1995 and served from 1995 to 2000 as Senior Vice President - Manufacturing and Sourcing. In 2000, Mr. Zane became Senior Vice President - Sourcing and Logistics. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

                  Calendar Period         High              Low
                  ---------------         ----              ---
                     2000:
                  1st Quarter             47 3/16           31 1/4
                  2nd Quarter             46 7/8            34 15/16
                  3rd Quarter             45 1/8            35 7/16
                  4th Quarter             45 1/16           35 1/16

                     1999:

                  1st Quarter             38 3/16           31 7/16
                  2nd Quarter             39 1/16           31 7/16
                  3rd Quarter             39 5/8            31
                  4th Quarter             40                32 1/4


     On March 21, 2001, the closing sale price of the Company's Common Stock was $46.40. As of March 21, 2001, the approximate number of record holders of Common Stock was 7,500.

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                  Calendar Period         Dividends Paid per Common Share
                  ---------------         -------------------------------
                     2000:
                  1st Quarter                        $.1125
                  2nd Quarter                        $.1125
                  3rd Quarter                        $.1125
                  4th Quarter                        $.1125
                  Calendar Period         Dividends Paid per Common Share
                  ---------------         -------------------------------
                     1999:
                  1st Quarter                        $.1125
                  2nd Quarter                        $.1125
                  3rd Quarter                        $.1125
                  4th Quarter                        $.1125

     The Company currently plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 16, 2001, the Company had expended an aggregate of $1.454 billion of the $1.675 billion authorized under its stock repurchase program, covering approximately 42 million shares. See Note 7 to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

         (All dollar amounts in thousands except per common share data)

                                       2000              1999              1998               1997              1996
                                       ----              ----              ----               ----              ----
Net sales                          $ 3,104,141       $ 2,806,548       $ 2,535,268        $ 2,412,601       $ 2,217,518
Gross profit                         1,233,872         1,097,582           997,102            969,658           876,435
Net income                             184,595*          192,442           169,377*           184,644           155,665
Working capital                        552,672           506,298           711,942            729,763           815,429
Total assets                         1,512,159         1,411,801         1,392,791          1,305,285         1,382,750
Stockholders' equity                   834,285           902,169           981,110            921,627         1,020,492
Per common share data:
      Basic earnings                      3.46*             3.13              2.59*              2.65              2.15
      Diluted earnings                    3.43*             3.12              2.57*              2.63              2.14
      Book value at year end             16.29             15.91             15.34              13.94             14.37
      Dividends paid                       .45               .45               .45                .45               .45
Weighted average
common shares
outstanding                         53,406,599        61,523,465        65,502,852         69,619,167        72,396,130
Weighted average
common shares
and share equivalents
outstanding                         53,747,443        61,719,591        65,846,776         70,191,115        72,845,100

* Includes the after tax effects of a restructuring charge of $13,466 ($21,041 pretax) or $.25 per common share and a special investment gain of $5,606 ($8,760 pretax) or $.10 per common share in 2000 and a restructuring charge of $17,100 ($27,000 pretax) or $.26 per common share in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The following table sets forth items in the Consolidated Statements of Income of the Company as a percent of net sales and the percentage change of those items as compared to the prior year.

                                                 FISCAL YEARS                       YEAR TO YEAR
                                               PERCENT OF SALES                      % CHANGE
                                       -----------------------------------------------------------
                                                                                2000         1999
                                                                                 vs.          vs.
                                        2000         1999        1998           1999         1998
                                        ----         ----        ----           ----         ----
NET SALES                              100.0%       100.0%       100.0%         10.6%        10.7%

Cost of goods sold                      60.3         60.9         60.7           9.4         11.1

GROSS PROFIT                            39.7         39.1         39.3          12.4         10.1

Selling, general and administrative
 expenses                               29.3         28.4         28.1          14.0         12.0

OPERATING  INCOME (before
 restructuring charge)                  10.5         10.7         11.2           8.3          5.3

Restructuring charge                     0.7           --          1.1           N/A       (100.0)

OPERATING INCOME                         9.8         10.7         10.2           1.3         16.3

Other income (expense)-net               0.2           --           --           N/A         56.2

Interest (expense) income-net           (0.7)         0.1          0.4           N/A        (71.0)

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                   9.3         10.7         10.5          (4.4)        13.1

Provision for income taxes               3.3          3.9          3.8          (4.9)        12.2

NET INCOME                               5.9          6.9          6.7          (4.1)        13.6

NET INCOME (before restructuring
 charge and special investment gain)     6.4%         6.9%         7.4%          2.9%         3.2%

     We have the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. Our Wholesale Apparel segment consists of businesses that design, manufacture and market to our wholesale customers women's and men's apparel under various trademarks (capitalized herein) owned or licensed by the Company; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN), large size (ELISABETH), men's (CLAIBORNE), moderate priced special markets (CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS,

VILLAGER and MEG ALLEN), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM
businesses. Our Wholesale Non-Apparel segment consists of businesses that design, manufacture and market to our wholesale customers women's handbags, small leather goods, fashion accessories, jewelry, and women's and men's cosmetics under various of the above and other trademarks owned or licensed by us, including our newly acquired MONET, TRIFARI and MARVELLA labels. Our Retail segment consists of businesses that sell merchandise designed and manufactured by our Wholesale Apparel and Wholesale Non-Apparel segments to the public through our 113 specialty retail and 164 outlet stores as well as leased departments. All data with respect to our individual segments included within "Management's Discussion and Analysis" are presented before applicable intercompany eliminations (see Note 16 of Notes to Consolidated Financial Statements).

2000 VS. 1999

     Our net sales for 2000 were $3.10 billion, an increase of 10.6%, compared to $2.81 billion in 1999 (both periods include 52 weeks). This increase reflected an 8.0% increase in our Wholesale Apparel segment to $2.37 billion, an increase of 23.8% in Wholesale Non-Apparel to $423 million, and an increase in Retail of 10.1% to $490 million.

     The increase in net sales of our Wholesale Apparel segment primarily reflected continued strength in our Special Markets business due to higher unit volume and higher net average unit selling prices, and the inclusion of a full year's sales of our SIGRID OLSEN, LUCKY BRAND DUNGAREES and LAUNDRY businesses, all acquired in 1999 (hereinafter referred to as our "recently acquired businesses"), our CRAZY HORSE Men's apparel line (launched in March 2000), and our licensed KENNETH COLE NEW YORK women's apparel line (launched in August
2000), which together accounted for $162 million, or 54%, of our 2000 total net sales increase. The increase also reflected sales increases in our CLAIBORNE men's business due to higher unit volume partially offset by lower net average unit selling prices. These gains were partially offset by sales decreases resulting from the licensing of our Dress business in February 2000; sales declines in our DANA BUCHMAN business due to lower net average unit selling prices reflecting increased retailer support, partially offset by slightly higher unit volume; and slight sales declines in our Casual business due to lower unit volume, as well as sales declines in our Career business due to lower unit volume and lower net average unit selling prices.

     The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, due primarily to the inclusion of sales for a full year of our licensed CANDIE'S(R) fragrance, as well as the launch of our LUCKY YOU fragrance in August 2000. The increase also reflected gains in our Jewelry business, due primarily to the inclusion of the sales of our MONET business which we acquired in July 2000. We also experienced modest gains in our Handbags business due to higher unit volume partially offset by lower net average unit selling prices. These gains were partially offset by a decline in our Fashion Accessories business due primarily to lower net average unit selling prices partially offset by higher unit volume.

     The increase in net sales of our Retail segment reflected increased Outlet store sales, primarily due to an increase (net after store closings) of 20 stores in the year partially offset by a low single-digit comparable store sales decrease. Our Specialty Retail store sales increased slightly, due to an increase (net after store closings) of 14 stores, with a significant increase due to the inclusion of the sales of 17 additional LUCKY BRAND DUNGAREES stores, offset by a low single-digit decline in comparable store sales in the balance of our Specialty Retail stores. The decline in comparable store sales in our Outlet and Specialty Retail stores reflects the challenging retail apparel environment and the specialty stores' heavy reliance on better-priced women's apparel.

     Gross profit dollars increased $136 million, or 12.4%, in 2000 over 1999. Gross profit margins increased to 39.7% in 2000, from 39.1% in 1999. This increase in gross profit rate reflected lower initial unit costs as a result of lower cost global sourcing, reflecting continued consolidation, configuration and certification of our supplier base, combined with our improved matching of production orders with customer orders at the SKU level through the use of new systems and revamped business processes implemented in late 1999. These processes also enabled us to better manage our inventories and continue to improve margins on the sale of excess inventories. Our gross profit rate also benefited from the licensing of our lower margin Dress business and the purchase of the higher margin MONET business, as well as increased penetration of our recently acquired businesses, which generally run at relatively higher gross margin rates than the Company average. These increases were partially offset by increased financial support paid to our retail customers across our better-priced apparel businesses, significantly lower margins in our DKNY(R) JEANS Women's business, and lower margins within, and increased penetration of, our Special Markets business, which runs at a lower gross profit rate than the Company average.

     Selling, general and administrative expenses ("SG&A"), before our 2000 restructuring charge (see Note 9 of the Notes to Consolidated Financial
Statements), increased $111 million, or 14.0%, in 2000 over 1999. These expenses, before the 2000 restructuring charge, increased to 29.3% of net sales in 2000 from 28.4% in 1999. These results principally reflect relatively higher SG&A rates in our recently acquired businesses and our MONET business, the planned dilution from the start-up costs of the new KENNETH COLE and CITY DKNY(R) licenses, and the planned increase in distribution costs resulting from the start-up of our new automated facility constructed in Mt. Pocono, PA, as well as the increase in depreciation and amortization of leasehold improvements at our New York offices and the significant investment over the past several years in the technological upgrading of our distribution facilities and information systems. The reduced sales penetration of our relatively lower cost Casual apparel business also contributed to the rate increase. These factors were partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels. The increase in the dollar level of our SG&A was mitigated by the acceleration of our expense management and cost reduction initiatives during the second half of the year.

     In September 2000, we recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores, the closure of one of our divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's restructuring liability originally recorded in December 1998.

     In December 2000, we recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. The 2000 restructuring charges reduced net income by $13.5 million, or $.25 per common share. The Company anticipates savings associated with this restructuring to be between $13-$16 million.

     As a result of the factors described above, operating income, before the impact of the 2000 restructuring charge of $21 million, increased $25 million, or 8.3%, to $324.7 million, and operating income as a percent of sales decreased to 10.5%, compared to 10.7% in 1999. Segment operating income in our Wholesale Apparel segment increased to $280 million (11.8% of sales) in 2000 compared to $267 million (12.2% of sales) in 1999, primarily due to the inclusion of a full year's profits from our recently acquired businesses and increased sales in our Special Markets business. Segment operating income in our Wholesale Non-Apparel segment increased to $45 million (10.6% of sales) in 2000 compared to $33 million (9.6% of sales) in 1999, primarily due to the inclusion of the profits from our MONET business and increased sales and gross profit rates in our Cosmetics business. Segment operating income in our Retail segment increased to $59 million (12.0% of sales) in 2000 compared to $58 million (13.1% of sales) in 1999, primarily due to the opening of new stores and the inclusion of a full year's profits from the stores of our recently acquired businesses. Including the impact of the 2000 restructuring charge, operating income increased $4 million, or 1.3%, in 2000 compared to 1999, and decreased to 9.8% of sales in 2000 from 10.7% in 1999.

     Other income, net in 2000 was $6.7 million compared to other expense of $1.0 million in 1999. This year's other income includes a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

     Net interest expense for 2000 was $21.9 million compared to interest income of $2.8 million in 1999. This $24.7 million change reflects higher net interest costs incurred to finance our strategic initiatives including the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops and costs associated with our recently acquired businesses.

     The provision for income taxes decreased $5.3 million in 2000 and decreased as a percent to sales to 3.3% in 2000 from 3.9% in 1999, primarily reflecting a lower pretax income and a lower effective tax rate of 36.0% for 2000 as compared to 36.2% in 1999.

     Due to the factors described above, 2000 net income before the impact of the 2000 restructuring charge and special investment gain was virtually flat against 1999 and decreased as a percentage of sales to 6.2% from 6.9% in 1999. Including the impact of the 2000 restructuring charge and special investment gain, 2000 net income was $8 million lower than in 1999, and decreased as a percentage of sales to 5.9% in 2000. Diluted earnings per common share, excluding the restructuring charge and special investment gain, increased 14.7% to $3.58 in 2000. Diluted earnings per common share, including the restructuring charges and special investment gain, increased 9.9% to $3.43 in 2000 from $3.12 in 1999. Diluted earnings per common share reflected a lower number of average outstanding common shares and share equivalents in 2000 as a result of our repurchase of approximately 6.2 million shares in 2000 for $248 million.

1999 VS. 1998

     Our net sales for 1999 were $2.81 billion, an increase of 10.7%, compared to $2.54 billion in 1998 (both periods include 52 weeks). This increase reflected a 10.6% increase in Wholesale Apparel to $2.20 billion, a 6.6% increase in Wholesale Non-Apparel to $341 million and a 3.2% increase in Retail to $445 million.

     The increase in net sales of our Wholesale Apparel segment was broad-based, reflecting our acquisition and brand development activities as well as growth in our overall core apparel businesses. This increase primarily reflected the inclusion of the partial year sales of our recently acquired businesses, which accounted for $113 million, or 42%, of our 1999 total net sales increase, as well as sales increases in our Special Markets business due to higher unit volume and higher average unit selling prices, and in our DKNY(R) JEANS and DKNY(R) ACTIVE businesses due to higher unit volume. This increase also reflected higher sales in our core Casual, Men's and ELISABETH businesses, due in each case principally to higher unit volume. These increases were partially offset by decreases in our Career, DANA BUCHMAN and Dress businesses, due to lower unit volume, and lower average unit selling prices reflecting weakness in demand.

     The increase in our Wholesale Non-Apparel net sales reflected increased sales in our Cosmetics business, which launched the licensed CANDIE'S(R) fragrance during August 1999, and in our Jewelry business, due principally to higher unit volume. These sales increases were partially offset by decreased sales in our Handbags business due primarily to lower average unit selling prices.

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

     Gross profit dollars increased $100 million, or 10.1%, in 1999 over 1998, while gross profit as a percent of sales declined to 39.1% in 1999, from 39.3% in 1998. These results principally reflect a decline in the gross profit rate in our Wholesale Non-Apparel segment resulting primarily from higher markdown allowances in our Handbags and Fashion Accessories businesses. In our Wholesale Apparel segment, we experienced a higher gross profit rate, as lower margins within our DANA BUCHMAN business, continued depressed margins within our Career and Dress businesses and the larger proportion of sales represented by our Special Markets business (which operates at a lower gross profit rate than the Company average) were offset by the inclusion of our recently acquired businesses (which operate at a higher gross profit rate than the Company average) and lower cost global sourcing of our merchandise. We also experienced a higher gross profit rate in our Retail segment, due principally to the closure of 30 underperforming stores mentioned above.

     SG&A, before our 1998 restructuring charge (see Note 9 of Notes to Consolidated Financial Statements), increased $85 million, or 12.0%, in 1999 over 1998. These expenses, before the 1998 restructuring charge, increased to 28.4% of net sales in 1999 from 28.1% in 1998, principally reflecting our recently acquired businesses (which operate at higher SG&A rates than the Company average), marketing costs associated with the launch of the CANDIE'S(R) fragrance, higher incentive compensation expense relative to 1998's depressed level, and an increase in depreciation and amortization expense related to our significant investments over the past three years in the technological upgrading of our distribution centers and information systems and the expansion of our in-store merchandise shop programs. These increases were partially offset by lower salary and related expenses reflecting headcount reductions, as well as increased penetration of our Special Markets business, which is supported by lower SG&A levels.

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

     Net interest income-net decreased by $7 million in 1999 compared to 1998 due to a decrease in our cash and marketable securities portfolio and the incurrence of debt primarily to fund our ongoing stock repurchase program and growth initiatives.

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

FORWARD OUTLOOK

     While the macroeconomic and retail environments are challenging, the Company remains optimistic that for 2001, with our diversified portfolio, we can generate a sales increase of 5% to 7% and an EPS increase of 11% to 13% (before this year's restructuring charge and special investment gain, and before any incremental acquisitions or share repurchases). For the first and second quarters of 2001, we remain optimistic that we can achieve sales increases in the low to mid single digits and EPS increases in the upper single digits, excluding the impact of this year's restructuring charges and special investment gain or any future stock repurchases. In the second half of 2001, we remain optimistic that we can achieve sales increases in the mid to upper single digits and EPS increases in the low to mid teens, excluding the impact of this year's restructuring charges and special investment gain or any future stock repurchases.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. In 2000, we required cash to fund our ongoing stock repurchase program and our acquisition program. Sources of liquidity to fund these cash requirements include cash flows from operations, cash and cash equivalents, securities on hand and bank lines of credit.

2000 VS. 1999

     We ended 2000 with cash and cash equivalents of $55 million compared to $38 million of cash and cash equivalents at year end 1999, and $269 million of debt at year end 2000 compared to $116 million of debt outstanding at year end 1999. This $136 million change in our cash and debt position was due primarily to $248 million for the repurchase of common stock, $88 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops and $55 million for purchase price payments in connection with acquisitions, offset by cash provided from operating activities.

     Net cash provided by operating activities was $268 million in 2000, compared to $301 million in 1999. This $33 million decrease was due primarily to a $28 million use of cash for working capital in 2000, compared to cash generated from a $23 million decrease in net working capital investment in 1999 and the $21 million restructuring charge recorded in 2000.

     Accounts receivable decreased $31 million, or 10%, at year end 2000 compared to year end 1999. This decrease in accounts receivable primarily reflected our continued focus on working capital management along with the acceleration of Holiday shipments within the fourth quarter.

     Inventory increased $61.5 million, or 14.7%, at year end 2000 compared to year end 1999. This increase was primarily due to inventories of our recently acquired and launched businesses, incremental in-transit wholesale inventories for Spring 2001, and an increase in Outlet inventories to support our additional store base. Our average inventory turnover rate improved slightly to 4.3 times in 2000, compared to 4.2 times in 1999.

     Net cash used in investing activities was $148 million in 2000, compared to $240 million in 1999. The 2000 net cash used primarily reflected capital and in-store merchandise shop expenditures of $88 million, $40 million for the purchase of MONET and $15 million in additional payments related to the purchase of our interests in LUCKY BRAND DUNGAREES and SIGRID OLSEN, compared to the 1999 acquisition costs of $178 million for our interests in our recently acquired businesses and capital and in-store merchandise shop expenditures of $98 million, as well as $29 million for an equity investment in Kenneth Cole Productions, Inc. partially offset by disposals of investments of $65 million.

     Net cash used in financing activities was $99 million in 2000, compared to net cash used of $188 million in 1999. This $89 million decrease primarily reflected a decrease of $33 million in stock repurchase expenditures in 2000 over 1999, partially offset by net borrowings of $153 million compared to $116 million in 1999 and an increase in net proceeds from the exercise of stock options of $14 million. As of March 7, 2001, we have expended approximately $1.454 billion of the $1.675 billion authorized to date under our stock repurchase program. Our borrowings peaked at $482 million during the year.

     Our anticipated capital expenditures for 2001 approximate $75 million. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures), leasehold improvements at our New York offices, the planned opening of an additional 23 Specialty Retail stores and 16 Outlet stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

     In November 2000, the Company received a $750 million financing commitment under a bank revolving credit facility to finance our liquidity needs, replacing our existing $600 million facility. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At year end 2000, we had $269 million outstanding under our commercial paper program. In addition, we have in place $385 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At year end 2000, we had $271 million outstanding under these letter of credit facilities. We anticipate that our cash flows from operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.

1999 VS. 1998

     In 1999, we ended the year with cash and cash equivalents of $38 million compared to $230 million of cash, cash equivalents and marketable securities at year end 1998, and $116 million of debt at year end 1999 compared to no debt outstanding at year end 1998. This $308 million change in our cash and debt position was due primarily to the significant investments we made in 1999, including our expenditure of $281 million to repurchase common stock, an aggregate of $178 million for purchase price payments in connection with our recently acquired businesses, net of cash acquired, $98 million for capital expenditures primarily related to our warehouse automation and information system initiatives and in-store merchandise shops, as well as $29 million for an equity investment in Kenneth Cole Productions, Inc., partially offset by cash provided from operating activities.

     Net cash provided by operating activities was $301 million in 1999, compared to $137 million in 1998. This $164 million increase was due primarily to cash generated from a $23 million decrease in net working capital investment in 1999, compared to a $126 million use of cash for working capital in 1998, $12 million higher depreciation and amortization expense in 1999 and the $27 million restructuring charge in 1998.

     Accounts receivable increased $47 million, or 19%, at year end 1999 over year end 1998. Approximately 50% of this increase reflected the assumption of accounts receivable of our recently acquired businesses. The balance of the increase reflected higher net sales in 1999.

     Inventory decreased $57 million, or 12%, in 1999 compared to 1998 notwithstanding the increase in net sales. Excluding the inventories of the recently acquired businesses, inventory declined by $80 million, or 17%, compared to year end 1998. This decrease reflected the inventory management initiatives implemented at the end of 1998, which focused on improving inventory productivity in our replenishment and essential programs and increasing the ratio of our sales to our inventory ownership levels. As a result of these efforts, we reduced our inventory levels and improved our average inventory turnover rate by 10% in 1999, to 4.2 times from 3.8 times in 1998.

     Net cash used in investing activities was $240 million in 1999, compared to net cash provided by investing activities of $22 million in 1998. This $262 million decrease reflected net disposals of investments of $65 million in 1999, compared to a net disposal of investments of $155 million in 1998. The decrease from 1998 also reflected the 1999 acquisition costs of our recently acquired businesses, our investment in Kenneth Cole Productions, Inc., and our acquisition of an additional license from Donna Karan International, Inc.

     Net cash used in financing activities was $188 million in 1999, compared to $131 million in 1998. This $57 million increase primarily reflected an increase of $165 million in stock repurchase expenditures in 1999 over 1998, partially offset by net borrowings during 1999 of $116 million compared to none in 1998. Our borrowings peaked at $141 million during 1999.

     At year end 1999, we had $116 million outstanding under our commercial paper program and we had $265 million outstanding under these letter of credit facilities.

CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

     We finance our capital needs through available cash, operating cash flow, letter of credit and bank revolving credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility and commercial paper program expose us to market risk for changes in interest rates.

     We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries primarily relating to inventory purchases. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed.

     The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 30, 2000:

                                              U.S. DOLLAR     CONTRACT       UNREALIZED
$ IN THOUSANDS                                  AMOUNT          RATE         GAIN (LOSS)
--------------                                  -------         ----         -----------
Canadian dollars                                $ 9,420        0.6729              $65
British pound sterling                          $ 1,832        1.4659             ($36)
Euro                                            $ 1,352        0.9016             ($67)

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective prospectively for the Company's financial statements beginning in 2001. The Company believes that the impact of adopting SFAS No. 133, as amended by SFAS No. 138, is not significant.

INFLATION

     The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

FORWARD-LOOKING STATEMENTS

     Statements contained herein and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2001, or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "remains optimistic" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its commitments with actual orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.

     With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. In light of the very substantial portion of the Company's products, which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations.

     The Company from time to time reviews its possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as the Company's entry into the moderate market, the acquisition of businesses, such as the Company's acquisitions of SEGRETS, LUCKY BRAND DUNGAREES, LAUNDRY and MONET, and the licensing of brands such as DKNY(R) JEANS and DKNY(R) ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM, are accompanied by risks inherent in any such new business venture and may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by the Company are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

     Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in this Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks".

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

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      With respect to Executive Officers of the Company, see Part I of this Annual Report on Form 10-K.

      Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

      Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Proposal 1-Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a)      1.    Financial Statements.                           PAGE REFERENCE
                                                               --------------
                                                               2000 FORM 10-K
                                                               --------------
MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2 to F-3

FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of December 30, 2000
   and January 1, 2000                                            F-4

  Consolidated Statements of Income for the
   Three Fiscal Years Ended December 30, 2000                     F-5

  Consolidated Statements of Retained Earnings,
  Comprehensive Income and Changes in Capital
  Accounts for the Three Fiscal Years
  Ended December 30, 2000                                         F-6 to F-7

  Consolidated Statements of Cash Flows for the
   Three Fiscal Years Ended December 30, 2000                     F-8

  Notes to Consolidated Financial Statements                      F-9 to F-25

         2.   Schedule.

SCHEDULE II - Valuation and Qualifying Accounts                   F-26

       NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

         3.   Exhibits.

Exhibit
 No.          Description
-------       ------------
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

10(b)+     -  Liz  Claiborne  Savings  Plan  (the  "Savings  Plan"),  as  amended  and  restated
              (incorporated  herein by  reference  from  Exhibit  10(f) to  Registrant's  Annual report on Form 10-K for the fiscal year ended  December 30, 1989 [the "1989 Annual
              Report"]).

10(b)(i)+  -  Trust  Agreement  dated as of July 1, 1994,  between Liz  Claiborne,  Inc.  and IDS
              Trust   Company   (incorporated   herein  by  reference   from  Exhibit  10(b)  to
              Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(c)+     -  Amendment  Nos. 1 and 2 to the  Savings  Plan  (incorporated  herein by  reference from Exhibit 10(g) to the 1992 Annual Report).

10(c)(i)+  -  Amendment  Nos. 3 and 4 to the  Savings  Plan  (incorporated  herein by  reference from Exhibit  10(g)(i) to  Registrant's  Annual Report on Form 10-K for the fiscal year ended December 26, 1993 [the "1993 Annual Report"]).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
 No.          Description
-------       ------------
10(c)(ii)+  - Amendment  No. 5 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(a) to Registrant's  Quarterly  Report on Form 10-Q for the period ended
              July 2, 1994).

10(c)(iii)+ - Amendment  No. 6 to the Savings  Plan  (incorporated  herein by  reference  from
              Exhibit  10(e)  (iii) to  Registrant's  Annual  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(c)(iv)+ -  Amendment  No. 7 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(e)(iv) to the 1996 Annual Report).

10(c)(v)+  -  Amendment  No. 8 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit  10(e)(v) to  Registrant's  Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the "1997 Annual Report"].

10(c)(vi)+ -  Amendment  No. 9 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit  10(e)(vi) to Registrant's  Annual Report on Form 10-K for the fiscal year ended January 2, 1999 [the "1998 Annual Report"]).

10(d)+     -  Amended  and  Restated  Liz   Claiborne   Profit-Sharing   Retirement   Plan  (the
              "Profit-Sharing  Plan")  (incorporated  herein by reference  from Exhibit 10(h) to the 1992 Annual Report).

10(e)+     -  Trust  Agreement  related  to the  Profit-Sharing  Plan  (incorporated  herein  by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(e)(i)+  -  Amendment  Nos.  1  and 2 to  the  Profit-Sharing  Plan  (incorporated  herein  by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(e)(ii)+ -  Amendment  No. 3 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form 10-Q for the period ended October 1, 1994).

10(e)(iii)+   - Amendment No. 4 to the  Profit-Sharing  Plan  (incorporated  herein by reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form 10-Q for the period ended July 1, 1995).

10(e)(iv)+ -  Amendment  No. 5 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(g)(iv) to the 1996 Annual Report).

10(e)(v)+  -  Amendment  No. 6 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(g)(v) to the 1998 Annual Report).

10(f)+     -  Merger Amendment to the  Profit-Sharing  Plan, the Lucky Brand Employee  Retirement
              Plan andTrust,  the Segrets, Inc. 401(k) Profit Sharing Plan, and the Savings Plan
              (incorporated  herein by  reference  from  Exhibit  10(h) to  Registrant's  Annual
              Report on Form 10-K for the fiscal  year ended  January 1, 2000 [the "1999  Annual
              Report"]).

10(g)+*    -  The  Liz  Claiborne  401(K)  Savings  and  Profit  Sharing  Plan,  as  amended  and restated.

10(h)+*    -  National  Collective  Bargaining  Agreement,  made and  entered  into as of June 1,
              2000,  by  and  between  Liz  Claiborne,  Inc.  and  the  Union  of  Needletrades,
              Industrial and Textile  Employees  (UNITE) for the period June 1, 2000 through May
              31, 2003.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
10(h)(i)+*  - Jobbers  Agreement,  made and  entered  into as of June 1, 2000,  by and between
              Liz  Claiborne,  Inc.  and the  Union  of  Needletrades,  Industrial  and  Textile
              Employees (UNITE) for the period June 1, 2000 through May 31, 2003.

10(i)+*    -  Description of Liz Claiborne, Inc. 2000 Salaried Employee Incentive Bonus Plan.

10(j)      -  Lease,  dated as of January 1, 1990 (the "1441  Lease"),  for  premises  located at
              1441  Broadway,  New York,  New York between  Registrant  and Lechar  Realty Corp.
              (incorporated  herein by  reference  from  Exhibit  10(n) to  Registrant's  Annual
              Report on Form 10-K for the fiscal year ended December 29, 1990).

10(j)(i)   -  First Amendment:  Lease Extension and Modification  Agreement,  dated as of January
              1, 1998, to the 1441  Lease.(incorporated  herein by reference  from Exhibit 10(k)
              (i) to the 1999 Annual Report).

10(j)(ii)  -  Second  Amendment  to Lease,  dated as of  September  19,  1998,  to the 1441 Lease
              (incorporated  herein by  reference  from  Exhibit  10(k)  (i) to the 1999  Annual
              Report).

10(j)(iii) -  Third  Amendment  to Lease,  dated as of  September  24,  1999,  to the 1441  Lease
              (incorporated  herein by  reference  from  Exhibit  10(k)  (i) to the 1999  Annual
              Report).

10(k)+     -  Liz Claiborne,  Inc. Amended and Restated  Outside  Directors' 1991 Stock Ownership
              Plan (the "Outside Directors' 1991 Plan")  (incorporated  herein by reference from
              Exhibit  10(m) to  Registrant's  Annual  Report on Form 10-K for the  fiscal  year ended December 30, 1995 [the "1995 Annual Report"]).

10(k)(i)+  -  Form of Option  Agreement  under the  Outside  Directors'  1991 Plan  (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(l)+     -  Liz  Claiborne,  Inc.  1992 Stock  Incentive  Plan (the "1992 Plan")  (incorporated herein by reference from Exhibit 10(p) to Registrant's  Annual Report on Form 10-K
              for the fiscal year ended December 28, 1991.

10(l)(i)+  -  Amendment  No. 1 to the 1992 Plan  (incorporated  herein by reference  from Exhibit
              10(p)(i) to the 1993 Annual Report).

10(l)(ii)+  - Amendment  No.  2 to the 1992  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(n)(ii) to the 1997 Annual Report).

10(l)(iii)+ - Amendment  No.  3 to the 1992  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(n)(iii) to the 1998 Annual Report).

10(m)+     -  Form of Option  Agreement  under the 1992 Plan  (incorporated  herein by  reference from Exhibit 10(r) to the 1992 Annual Report).

10(n)+     -  Form of  Option  Grant  Certificate  under the 1992  Plan  (incorporated  herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(o)+     -  Form of  Restricted  Career  Share  Agreement  under  the 1992  Plan  (incorporated herein by reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form
              10-Q for the period ended September 30, 1995).

10(p)+     -  Form  of  Restricted   Transformation   Share   Agreement   under  the  1992  Plan
              (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
10(q)+*    -  Description of Supplemental Life Insurance Plans.

10(r)+     -  Description  of  unfunded   death/disability   benefits  for  certain   executives
              (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(s)+     -  Amended and Restated Liz  Claiborne  Section 162(m) Cash Bonus Plan  (incorporated  herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+     -  Liz  Claiborne,  Inc.  Supplemental  Executive  Retirement  Plan  (as  amended  and restated effective as of January 1, 1997)  (incorporated  herein by reference from
              Exhibit 10(w) to the 1996 Annual Report).

10(u)+     -  The Liz  Claiborne,  Inc.  Bonus  Deferral Plan  (incorporated  herein by reference from Exhibit 10(x) to the 1996 Annual Report).

10(v)+     -  Employment  Agreement  dated as of May 9,  1994,  between  Registrant  and Paul R.
              Charron (the "Charron  Agreement")  (incorporated herein by reference from Exhibit
              10(a) to Registrant's  Quarterly Report on Form 10-Q for the period ended April 2,
              1994).

10(v)(i)+  -  Amendment to the Charron  Agreement,  dated as of November  20, 1995  (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(v)(ii)+  - Amendment to the Charron Agreement,  dated as of September 19, 1996,  (including the Liz  Claiborne  Retirement  Income  Accumulation  Plan for the  benefit of Mr.
              Charron)  (incorporated  herein by reference  from  Exhibit  10(y)(ii) to the 1996
              Annual Report).

10(v)(iii)+* -Executive Termination Benefits Agreement, between Registrant and Paul R. Charron.

10(w)+     -  Employment  Agreement  dated as of  September  26,  1996  between  Registrant  and
              Denise V. Seegal (the "Seegal Agreement")  (incorporated  herein by reference from
              Exhibit 10(z) to the 1996 Annual Report).

10(w)(i)+  -  Amendment  to the Seegal  Agreement,  dated as of February  18, 2000  (incorporated herein by reference from Exhibit 10(x)(i) to the 1999 Annual Report).

10(w)(ii)+* - Separation  Agreement  entered  into as of  February  7,  2001  by and  between
              Registrant and Denise V. Seegal.

10(x)*     -  Three Year Credit Agreement, dated as of November 16, 2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent).

10(y)*     -  364 Day Credit Agreement, dated as of November 16, 2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent).

10(z)+     -  Liz  Claiborne,  Inc.  2000 Stock  Incentive  Plan (the "2000 Plan")  (incorporated herein  by  reference  from  Exhibit  4(e) to  Registrant's  Form S-8  dated as of
              January 25, 2001.)


10(z)(i)+* -  Form of Option Grant Certificate under the 2000 Plan.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
21*        -  List of Registrant's Subsidiaries.

23*        -  Consent of Independent Public Accountants.

27*        -  Financial Data Schedule.

99*        -  Undertakings.

(b)        -  Reports on Form 8-K.

              Not Applicable.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                               LIZ CLAIBORNE, INC.

By: /s/  Michael Scarpa                        By: /s/ Elaine H. Goodell
   ------------------------------                  ----------------------
   Michael Scarpa,                                 Elaine H. Goodell,
   Vice President and                              Vice President-Corporate Controller
   Chief Financial Officer                         and Chief Accounting Officer
   (principal financial officer)                   (principal accounting officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2001.

SIGNATURE                                TITLE
---------                                -----
 /s/ Paul R. Charron                     Chairman of the Board, Chief Executive Officer and Director
------------------------                 (principal executive officer)
Paul R. Charron

/s/ Bernard  W. Aronson                  Director
------------------------
Bernard W. Aronson

/s/ Raul J. Fernandez                    Director
------------------------
Raul J. Fernandez

/s/ J. James  Gordon                     Director
------------------------
J. James Gordon

/s/ Nancy J. Karch                       Director
------------------------
Nancy J. Karch

/s/ Kenneth P. Kopelman                  Director
------------------------
Kenneth P. Kopelman

/s/ Kay Koplovitz                        Director
------------------------
Kay Koplovitz

/s/ Arthur C. Martinez                   Director
------------------------
Arthur C. Martinez

/s/ Christine A. Poon                    Director
------------------------
Christine A. Poon

/s/ Paul E. Tierney, Jr.                 Director
------------------------
Paul E. Tierney, Jr.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                   Page
                                                                   Number

MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2 to F-3

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 30, 2000
and January 1, 2000                                                F-4

Consolidated Statements of Income for the
Three Fiscal Years Ended December 30, 2000                         F-5

Consolidated Statements of Retained Earnings,
Comprehensive Income and Changes in Capital
Accounts for the Three Fiscal Years
Ended December 30, 2000                                            F-6 to F-7

Consolidated Statements of Cash Flows for the
Three Fiscal Years Ended December 30, 2000                         F-8

Notes to Consolidated Financial Statements                         F-9 to F-25

SCHEDULE II - Valuation and Qualifying Accounts                    F-26


       NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                               MANAGEMENT'S REPORT

     The management of Liz Claiborne Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management's informed judgments and best estimates.

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

/s/Paul R. Charron                  /s/Michael Scarpa
----------------------------        ----------------------------
   Paul R. Charron                     Michael Scarpa
Chairman of the Board               Vice President and
and Chief Executive Officer         Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP
New York, New York
February 19, 2001

CONSOLIDATED BALANCE SHEETS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

All amounts in thousands except share data                 DECEMBER 30, 2000   JANUARY 1, 2000
                                                           -----------------   ---------------
Assets
Current Assets:
  Cash and cash equivalents                                   $    54,630        $    37,940
  Accounts receivable - trade                                     267,772            298,924
  Inventories                                                     479,845            418,348
  Deferred income taxes                                            27,698             27,764
  Other current assets                                             80,631             75,633
                                                              -----------        -----------
       Total current assets                                       910,576            858,609

Property and Equipment - Net                                      297,424            284,171
Goodwill and Intangibles - Net                                    276,213            227,663
Other Assets                                                       27,946             41,358
                                                              -----------        -----------
                                                              $ 1,512,159        $ 1,411,801
                                                              ===========        ===========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                            $   199,254        $   184,556
  Accrued expenses                                                151,280            160,220
  Income taxes payable                                              7,370              7,535
                                                              -----------        -----------
      Total current liabilities                                   357,904            352,311

Long-Term Debt                                                    269,219            116,085
Other Non-Current Liabilities                                      15,000             15,000
Deferred Income Taxes                                              31,019             23,111
Commitments and Contingencies (Note 7)
Minority Interest                                                   4,732              3,125
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized shares -
     50,000,000, issued shares - none                                  --                 --
  Common stock, $1 par value, authorized shares -
     250,000,000, issued shares - 88,218,617                       88,219             88,219
  Capital in excess of par value                                   83,808             80,257
  Retained earnings                                             1,985,091          1,827,720
  Accumulated other comprehensive loss                             (7,656)            (3,263)
                                                              -----------        -----------
                                                                2,149,462          1,992,933

  Common stock in treasury, at cost - 37,009,400 shares
      in 2000 and 31,498,577 shares in 1999                    (1,315,177)        (1,090,764)
                                                              -----------        -----------
        Total stockholders' equity                                834,285            902,169
                                                              -----------        -----------
                                                              $ 1,512,159        $ 1,411,801
                                                              ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                                     FISCAL YEARS ENDED
                                                                                     ------------------
                                                                     (52 WEEKS)            (52 WEEKS)        (52 WEEKS)
All dollar amounts in thousands except per common share data      DECEMBER 30, 2000     JANUARY 1, 2000   JANUARY 2, 1999
                                                                  -----------------     ---------------   ---------------
Net Sales                                                              $3,104,141          $2,806,548       $2,535,268
  Cost of goods sold                                                    1,870,269           1,708,966        1,538,166
                                                                       ----------          ----------       ----------
Gross Profit                                                            1,233,872           1,097,582          997,102
  Selling, general and administrative expenses                            909,142             797,829          712,424
  Restructuring charge                                                     21,041                  --           27,000
                                                                       ----------          ----------       ----------
Operating Income                                                          303,689             299,753          257,678
  Other income (expense)- net                                               6,658                (956)            (612)
  Interest (expense) income - net                                         (21,917)              2,789            9,611
                                                                       ----------          ----------       ----------
Income Before Provision for Income Taxes                                  288,430             301,586          266,677
  Provision for income taxes                                              103,835             109,144           97,300
                                                                       ----------          ----------       ----------
Net Income                                                             $  184,595          $  192,442       $  169,377
                                                                       ==========          ==========       ==========

       Net Income per Common Share:
         Basic                                                            $  3.46             $  3.13          $  2.59
                                                                          =======             =======          =======

         Diluted                                                          $  3.43             $  3.12          $  2.57
                                                                          =======             =======          =======

       Dividends Paid per Common Share                                    $   .45             $   .45          $   .45
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

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                           COMMON STOCK                                     Accumulated
                                    ------------------------   Capital in                         Other
                                     Number of                  Excess of     Retained    Comprehensive
All dollar amounts in thousands        Shares       Amount      Par Value     Earnings    Income (Loss)
--------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 3, 1998             88,218,617     88,219        30,731      1,540,928       (1,707)

Net income                                   --         --            --        169,377           --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --         --            --             --         (348)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --         --            --             --         (666)
Total comprehensive income                   --         --            --             --           --
Exercise of stock options and
  related tax benefits                       --         --         4,801         (8,006)          --
Cash dividends declared                      --         --            --        (29,327)          --
Proceeds from sale of put warrants           --         --           231             --           --
Reclassification of put warrant
  obligations, net                           --         --        14,665             --           --
Purchase of common stock                     --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --        (10,737)          --

BALANCE, JANUARY 2, 1999             88,218,617     88,219        50,428      1,662,235       (2,721)


                                           TREASURY  SHARES
                                     ---------------------------
                                      Number of
All dollar amounts in thousands        Shares          Amount             Total
---------------------------------------------------------------------------------
BALANCE, JANUARY 3, 1998             22,120,305       (736,544)          921,627

Net income                                   --             --           169,377
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --             --              (348)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --             --              (666)
                                                                         -------
Total comprehensive income                   --             --           168,363
Exercise of stock options and
  related tax benefits                 (562,929)        22,330            19,125
Cash dividends declared                      --             --           (29,327)
Proceeds from sale of put warrants           --             --               231
Reclassification of put warrant
  obligations, net                           --             --            14,665
Purchase of common stock              3,092,513       (116,618)         (116,618)
Issuance of common stock under
  restricted stock and employment
  agreements, net                      (381,932)        13,781             3,044

BALANCE, JANUARY 2, 1999             24,267,957       (817,051)          981,110

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (CONTINUED)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                           COMMON STOCK                                     Accumulated
                                    ------------------------   Capital in                         Other
                                     Number of                  Excess of     Retained    Comprehensive
All dollar amounts in thousands        Shares       Amount      Par Value     Earnings    Income (Loss)
--------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999             88,218,617     88,219        50,428      1,662,235       (2,721)

Net income                                   --         --            --        192,442           --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --         --            --             --         (431)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --         --            --             --         (111)
Total comprehensive income                   --         --            --             --           --
Exercise of stock options and
  related tax benefits                       --         --         1,031         (2,799)          --
Cash dividends declared                      --         --            --        (27,821)          --
Exercise of put warrants                     --         --        (1,996)            --           --
Reclassification of put warrant
  obligations, net                           --         --        30,794             --           --
Purchase of common stock                     --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --          3,663           --

BALANCE, JANUARY 1, 2000             88,218,617    $88,219       $80,257     $1,827,720      ($3,263)


                                           TREASURY  SHARES
                                     ---------------------------
                                      Number of
All dollar amounts in thousands        Shares          Amount             Total
-----------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999               24,267,957       (817,051)          981,110

Net income                                     --             --           192,442
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                       --             --              (431)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                                 --             --              (111)
                                                                           -------
Total comprehensive income                     --             --           191,900
Exercise of stock options and
  related tax benefits                   (219,306)         7,976             6,208
Cash dividends declared                        --             --           (27,821)
Exercise of put warrants                       --          1,996                 0
Reclassification of put warrant
  obligations, net                             --             --            30,794
Purchase of common stock                7,388,300       (281,167)         (281,167)
Issuance of common stock under
  restricted stock and employment
  agreements, net                          61,626         (2,518)            1,145

BALANCE, JANUARY 1, 2000               31,498,577    ($1,090,764)         $902,169

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (CONTINUED)
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                           COMMON STOCK                                     Accumulated
                                    ------------------------   Capital in                         Other
                                     Number of                  Excess of     Retained    Comprehensive
All dollar amounts in thousands        Shares       Amount      Par Value     Earnings    Income (Loss)
--------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2000             88,218,617     88,219        80,257      1,827,720       (3,263)

Net income                                   --         --            --        184,595           --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --         --            --             --       (3,625)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --         --            --             --         (768)
Total comprehensive income                   --         --            --             --           --
Exercise of stock options and
  related tax benefits                       --         --         3,551         (4,517)          --
Cash dividends declared                      --         --            --        (24,027)          --
Purchase of common stock                     --         --            --             --           --
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --         --            --          1,320           --

BALANCE, DECEMBER 30, 2000           88,218,617     88,219        83,808      1,985,091       (7,656)


                                           TREASURY  SHARES
                                     ---------------------------
                                      Number of
All dollar amounts in thousands        Shares          Amount             Total
---------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000             31,498,577     (1,090,764)          902,169

Net income                                   --             --           184,595
Other comprehensive income
  (loss), net of tax:
  Translation adjustment                     --             --            (3,625)
  Adjustment to unrealized gains
    (losses) on available for sale
    securities                               --             --              (768)
                                                                         -------
Total comprehensive income                   --             --           180,202
Exercise of stock options and
  related tax benefits                 (659,094)        23,718            22,752
Cash dividends declared                      --             --           (24,027)
Purchase of common stock              6,155,305       (247,670)         (247,670)
Issuance of common stock under
  restricted stock and employment
  agreements, net                        14,612           (461)              859

BALANCE, DECEMBER 30, 2000           37,009,400     (1,315,177)          834,285

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                                                                            FISCAL YEARS ENDED
                                                               (52 WEEKS)       (52 WEEKS)        (52 WEEKS)
 All dollar amounts in thousands                           DECEMBER 30, 2000  JANUARY 1, 2000   JANUARY 2, 1999
                                                           -----------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  184,595       $ 192,442        $ 169,377
Adjustments to reconcile net income to net
  Cash provided by operating activities:
  Depreciation and amortization                                     77,033          67,836           55,785
  Deferred income taxes, net                                           510           9,839           (3,654)
  Restructuring charge                                              21,041              --           27,000
  Other-net                                                         12,318           7,797           14,285
Change in current assets and liabilities:
  Decrease (increase) in accounts receivable - trade                29,245         (39,996)         (70,742)
  (Increase) decrease in inventories                               (46,408)         80,438          (78,828)
  Decrease in other current assets                                  16,811          17,771           11,102
  Increase (decrease) in accounts payable                            9,834         (43,489)          49,588
  (Decrease) increase in accrued expenses                          (36,849)         11,822          (33,356)
  (Decrease) in income taxes payable                                  (165)         (3,499)          (3,995)
                                                                  ---------       ---------        ---------
     Net cash provided by operating activities                     267,965         300,961          136,562
                                                                  ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment instruments                              (14,573)             --         (217,083)
  Disposals of investment instruments                               14,573          65,459          371,741
  Purchases of property and equipment                              (66,711)        (75,130)         (88,496)
  Purchases of trademarks and licenses                              (3,683)         (6,400)         (30,000)
  Purchase of restricted equity investment                              --         (29,000)              --
  Payments for acquisitions, net of cash acquired                  (55,178)       (177,825)              --
  Payments for in-store merchandise shops                          (21,381)        (22,879)         (13,032)
  Other-net                                                         (1,335)          6,252           (1,480)
                                                                  ---------       ---------        ---------
      Net cash (used in) provided by investing activities         (148,288)       (239,523)          21,650
                                                                  ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper - net                                          153,134         116,085               --
   Proceeds from exercise of common stock options                   19,201           5,177           14,324
   Dividends paid                                                  (24,027)        (27,821)         (29,327)
   Purchase of common stock, net of put warrant premiums          (247,670)       (281,167)        (116,387)
                                                                  ---------       ---------        ---------
       Net cash used in financing activities                       (99,362)       (187,726)        (131,390)
                                                                  ---------       ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (3,625)           (431)            (348)
                                                                  ---------       ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             16,690        (126,719)          26,474

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      37,940         164,659          138,185
                                                                 ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  54,630       $  37,940        $ 164,659
                                                                 =========       ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


NOTE 1: SIGNIFICANT ACCOUNTING
POLICIES

NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances. Products are sold principally in the United States.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a remaining maturity of three months or less at the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses are included in accumulated other comprehensive income (loss) until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned. There were no available-for-sale marketable securities at December 30, 2000 and January 1, 2000. For 2000, 1999 and 1998, gross realized gains on sales of available-for-sale securities totaled $10,044,000, $1,793,000 and $2,871,000, respectively.

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

GOODWILL AND INTANGIBLES
Goodwill and intangibles consist principally of goodwill, which is amortized using the straight-line method over a period of 20 to 25 years. Goodwill was $220.7 million, net of accumulated amortization of $12.7 million as of December 30, 2000. As of January 1, 2000, goodwill was $174.3 million, net of accumulated amortization of $3.6 million. Also included are trademarks owned or licensed, which are amortized on a basis consistent with the projected revenue stream of 15 to 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


years and amounted to $55.5 million in 2000 and $53.4 million in 1999, net of accumulated amortization of $6.5 million as of December 30, 2000 and $5.1 million as of January 1, 2000.

The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 30, 2000, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of non-U.S. subsidiaries have been translated at year end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

FOREIGN EXCHANGE FORWARD CONTRACTS
The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in fiscal 2000, 1999, and 1998. As of December 30, 2000, the Company had forward contracts maturing through June 2001 to sell 14.0 million Canadian dollars, 1.3 million British pounds sterling, and 1.5 million European Euros. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $12.6 million at year end 2000, as compared with approximately $22.1 million at year end 1999. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at December 30, 2000 and January 1, 2000.

REVENUE RECOGNITION
Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail store revenues are recognized at the time of sale. All revenue is net of returns.

ADVERTISING AND PROMOTION
All costs associated with advertising and promoting products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company, at it's discretion, shares the costs of each customer's advertising and promotional expenditures, are expensed when the related revenues are recognized. Advertising and promotion expenses were $118 million in 2000, $104 million in 1999 and $89 million in 1998.

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. The 2000, 1999 and 1998 fiscal years each reflected a 52-week period.

PRIOR YEARS' RECLASSIFICATION
Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.


NOTE 2: ACQUISITIONS

On July 26, 2000, the Company completed the purchase of the majority of the assets of the Monet Group ("Monet") for a total purchase price of $40.2 million. Monet is a leading designer and marketer of branded fashion jewelry sold through department stores, popular priced merchandisers and internationally under the Monet, Monet Pearl, Monet Signature, Monet2, Trifari and Marvella brands. Excess purchase price over fair market value of the underlying net assets was allocated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 20 years. The fair value of assets acquired was $46.4 million and liabilities assumed were $16.0 million. Annual net sales of Monet in 1999 were approximately $96 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc., whose core business consists of the Laundry by Shelli Segal apparel line ("Laundry"). Laundry is marketed primarily to select department and specialty stores. The acquisition was accounted for using the purchase method of accounting. The total purchase price of Laundry, including the repayment of indebtedness, was approximately $44.7 million. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on estimates of fair values. The estimated fair value of assets acquired was $6.5 million, and estimated liabilities assumed was $5.3 million. Goodwill is being amortized on a straight-line basis over 20 years. Annual net sales of Laundry in 1998 were approximately $76 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc., whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consists of a cash payment made at the closing date of approximately $85 million, and a payment to be made on March 31, 2003 of at least $15 million, which may be increased to a maximum of $45 million based on the achievement of certain earnings targets. An additional payment of $13 million was made in 2000 for tax-related purchase price adjustments. The excess purchase price over the fair market value of the underlying net assets of $8.1 million was allocated to goodwill and property based on estimates of fair values. The estimated fair value of assets acquired was $16.1 million and estimated liabilities assumed was $8.0 million. Goodwill is being amortized on a straight-line basis over 25 years. After a 5-year period, the Company may be required to purchase the remaining equity interest at an amount equal to its then fair market value, or elect to purchase the remaining equity interest at its then fair market value, or under certain circumstances at a 20% premium on such value. Annual net sales of Lucky Brand Dungarees, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen women's apparel lines. In the fourth quarter of 1999, the Company purchased an approximately 3.0 percent additional equity interest. In November 2000, the Company increased its equity interest to 97.5 percent. The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair market value of the underlying net assets of $13.1 million was allocated to goodwill and property based on estimates of fair values. Goodwill is being amortized on a straight-line basis over 25 years. The total amount of funds required to acquire the interest and refinance certain indebtedness was approximately $56 million. The fair value of assets acquired was $23.3 million and liabilities assumed was $10.2 million. After a 5-year period, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. Annual net sales of Segrets, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.


NOTE 3: LICENSING COMMITMENTS

In August 1999, the Company consummated an exclusive license agreement with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute women's apparel products under the trademarks "Kenneth Cole New York,""Reaction Kenneth Cole" and "Unlisted.com" (the "Kenneth Cole Marks"). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of products bearing the Kenneth Cole Marks. The initial term of the license agreement runs through December 31, 2004 with an option to renew for three additional 5-year periods if certain sales thresholds are met. In addition, the Company consummated the purchase of one million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. This amount, $29 million, is recorded at cost as a component of other assets as of January 1, 2000 and other current assets as of December 30, 2000. In March 2000, a three-for-two stock split increased the amount of shares owned by the Company to 1,500,000 shares. Certain restrictions apply to the Company's stock ownership, including the Company's agreement not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


to dispose of its position until August 24, 2001. Upon expiration of these restrictions, the Company will reflect the investment in such stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Market value of the stock at December 30, 2000 is higher than cost. In March 2000 and April 2000, the Company consummated two additional exclusive license agreements with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute certain women's accessories products under the Kenneth Cole Marks. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the products bearing the Kenneth Cole Marks. The initial term of the license agreement runs through December 31, 2004 with an option to renew for three additional 5-year periods if certain sales thresholds are met.

In February 2000, the Company consummated a license agreement with Leslie Fay Marketing, Inc., a subsidiary of Leslie Fay Company, Inc. to design, manufacture, market, distribute and sell dresses under the Liz Claiborne Dresses and Elisabeth Dresses labels. Not included in the agreement are dresses sold as part of the Liz Claiborne Collection, Lizsport, Lizwear, Liz & Co. and Elisabeth sportswear lines. The initial term of the license agreement runs through February 28, 2005, with an option to renew for two additional 5-year terms if certain sales thresholds are met.

In January 1998, the Company consummated a license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY(R) Jeans" and "DKNY(R) Active" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) Jeans" and "DKNY(R) Active" products. The initial term of the license agreement runs through December 31, 2012, with an option to renew for an additional 15-year period, if certain sales thresholds are met. Subject to the terms of the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million. In December 1999, the Company consummated an additional exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell a new line of career and casual sportswear for the "better" market under the trademark CITY DKNY(R). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed products. The initial term of the license agreement runs through December 31, 2005, with an option to renew for two additional 5-year periods if certain sales thresholds are met.

In July 1998, the Company consummated a license agreement with Candie's, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using the "Candie's" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "CANDIE'S(R)" products. The initial term of the license agreement runs through December 31, 2013, with an option to renew for an additional 10-year period if certain sales thresholds are met.


NOTE 4: INVENTORIES, NET

Inventories are summarized as follows:

In Thousands                                   December 30, 2000    January 1, 2000
- ------------                                   ---------------    ---------------
Raw materials                                         $ 21,181           $ 24,028
Work in process                                          6,233              7,516
Finished goods                                         452,431            386,804
                                                      --------           --------
                                                      $479,845           $418,348
                                                      ========           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

In thousands                          December 30, 2000     January 1, 2000
- ------------                          ---------------     ---------------
Land and buildings                           $133,342            $131,681
Machinery and equipment                       267,004             243,262
Furniture and fixtures                         74,794              67,928
Leasehold improvements                        165,827             145,100
                                             --------            --------
                                              640,967             587,971
Less:  Accumulated depreciation
       and amortization                       343,543             303,800
                                             --------            --------
                                             $297,424            $284,171
                                             ========            ========


NOTE 6: INCOME TAXES

The provisions for income taxes are as follows:

                                      FISCAL YEAR ENDED
                       (52 WEEKS)        (52 WEEKS)           (52 WEEKS)
In thousands       DECEMBER 30, 2000   JANUARY 1, 2000     JANUARY 2, 1999
                     ---------------   ---------------     ---------------
Current:
    Federal             $ 79,403          $ 83,023          $ 77,265
    Foreign                5,708             2,717             2,914
    State & local         10,750            10,400             9,700
                        --------          --------          --------
                          95,861            96,140            89,879
Deferred - net             7,974            13,004             7,421
                        --------          --------          --------
                        $103,835          $109,144          $ 97,300
                        ========          ========          ========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude $3,551,000 in 2000, $1,031,000 in 1999, and $4,801,000 in 1998 arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                             FISCAL YEAR ENDED
                             (52 WEEKS)          (52 WEEKS)           (52 WEEKS)
                         DECEMBER 30, 2000     JANUARY 1, 2000      JANUARY 2, 1999
                           ---------------     ---------------      ---------------
Federal tax provision
    at statutory rate          35.0%                35.0%                35.0%
State and local
    Income taxes, net
    of federal benefit          2.4                  2.2                  2.4
Tax-exempt interest
    income                       --                   --                 (0.7)
Other-net                      (1.4)                (1.0)                (0.2)
                               -----                -----                -----
                               36.0%                36.2%                36.5%
                               =====                =====                =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


The components of net deferred taxes arising from temporary differences as of December 30, 2000 and January 1, 2000 are as follows:

                                                     DECEMBER 30, 2000                JANUARY 1, 2000
                                                   DEFERRED      DEFERRED       DEFERRED         DEFERRED
                                                     TAX            TAX            TAX             TAX
            IN THOUSANDS                            ASSET       LIABILITY        ASSET          LIABILITY
            ------------                           --------     ---------       --------        ---------
            Inventory valuation                     12,524             --        $16,133           $    --
            Unremitted earnings from
                  foreign subsidiaries                  --         16,419             --            16,419
            Restructuring charge                     9,958             --          1,770                 -
            Deferred compensation                       --          9,405             --             7,486
            Nondeductible accruals                   7,734             --         10,550                --
            Accounts receivable valuation               --             --          1,711                --
            Unrealized investment
                  (gains)/losses                      (326)            --           (118)               --
            Depreciation                                             (432)            --              (462)
            Other-net                               (2,192)         5,627         (2,282)             (332)
                                                   -------        -------        -------           -------
                                                   $27,698        $31,019        $27,764           $23,111
                                                   =======        =======        =======           =======

Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.


NOTE 7: COMMITMENTS, CONTINGENCIES
AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through May 2016. Rental expense for 2000, 1999, and 1998 was approximately $71,523,000, $67,113,000, and $62,966,000, respectively.
The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

At December 30, 2000, the minimum aggregate rental commitments are as follows:

                                  (IN THOUSANDS)                            (IN THOUSANDS)
FISCAL YEAR                      OPERATING LEASES        FISCAL YEAR        OPERATING LEASES
- ---------------------------------------------------------------------------------------------
2001                               $62,991              2004               $  45,171
2002                                56,374              2005                  39,269
2003                                50,929              Thereafter           168,085

Certain rental commitments have renewal options extending through the year 2031. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

At December 30, 2000 and January 1, 2000, the Company had entered into commitments for the purchase of raw materials and for the production of finished goods totaling approximately $526,151,000 and $539,065,000, respectively.

There were no put warrants outstanding at December 30, 2000 and January 1, 2000. In 1999, in connection with the Company's ongoing stock repurchase program, put warrants on 500,000 shares of common stock were exercised and put warrants on 400,000 shares of common stock expired unexercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers were involved in highly leveraged financial transactions and certain of these customers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter 11. In 2000, three corporate groups of department store customers accounted for 18%, 16% and 14%, respectively, of wholesale net sales. In 1999, three corporate
groups  of  department  store  customers   accounted  for  17%,  16%,  and  15%,
respectively, of wholesale net sales. In 1998, three corporate groups of department store customers accounted for 18%, 17% and 15%, respectively, of wholesale net sales. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 30, 2000.

At December 30, 2000, approximately 18% of the Company's work force was covered by collective bargaining agreements. The agreements currently in effect will expire in May 2003. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

On January 11, 2001, the Company entered into a $7 million bridge lease arrangement in anticipation of entering into a proposed synthetic lease agreement to acquire and construct various land, building, equipment and real property improvements associated with a warehouse/distribution facility in Ohio. Estimated costs to complete this facility are expected to be between $55-$60 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position.


NOTE 8: DEBT AND LINES OF CREDIT

On November 16, 2000, the Company received a $750,000,000 credit facility (the "Agreement"), replacing the expiring $600,000,000, 364-day unsecured credit facility. The Agreement consists of a $500,000,000, 364-day unsecured credit facility and a $250,000,000, 3-year unsecured credit facility due November 16, 2003. Repayment of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, or a Eurodollar rate option with a spread based on the Company's long-term credit rating.

The Agreement contains certain financial covenants relating to the Company's debt leverage and fixed charge coverage. The Company believes it is in compliance with such covenants.

The Agreement may be directly drawn upon, or used, to support the Company's $750,000,000 commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At December 30, 2000, approximately $269 million was outstanding under the commercial paper program, with a weighted average interest rate of 7.5%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of December 30, 2000 as it is the Company's intent and ability to refinance such obligations on a long-term basis.

As of December 30, 2000, the Company had lines of credit aggregating $385,000,000, which were primarily available to cover trade letters of credit. At December 30, 2000 and January 1, 2000, the Company had letters of credit of $271,470,000 and $265,352,000, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


NOTE 9: RESTRUCTURING CHARGE

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores, the closure of one of our divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 1998.

In December 2000, the Company recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of nearly 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. Asset writedowns of $2.4 million consist principally of showrooms and administrative offices deemed no longer necessary in our Wholesale Apparel segment. These asset writedowns are expected to be completed in early 2002. The fiscal 2000 restructuring charges reduced net income by $13.5 million, or $.25 per common share. The remaining balance of the restructuring liability as of December 30, 2000 was $19.5 million.

In December 1998, the Company recorded a $27.0 million (pretax) restructuring charge. The amount included $14.4 million related to the closure of 30 underperforming Specialty Retail stores and $12.6 million for the streamlining of operating and administrative functions. Principal items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions and the write-off of certain assets. This charge reduced net income by $17.1 million, or $.26 per common share. During the 1999 fiscal year, $2.7 million of the liability was deemed to be no longer necessary. This amount was taken as a reduction to the restructuring charge through earnings and was offset with a restructuring reserve of an equal amount to recognize the anticipated exit cost associated with the closure of seven additional under-performing retail stores.

A summary of the charges in the restructuring reserves is as follows:

                                                                ESTIMATED
                                  STORE    OPERATING AND  OCCUPANCY COSTS
                                CLOSURE   ADMINISTRATIVE  AND ASSET WRITE
IN MILLIONS                       COSTS       EXIT COSTS            DOWNS          TOTAL
-----------------------------------------------------------------------------------------
Original Reserve                $  14.4          $  12.6         $     --        $  27.0
   1999 spending                  (11.2)           (10.7)              --          (21.9)
   1999 reserve reduction          (0.8)            (1.9)              --           (2.7)
   1999 exit costs charge           2.7               --               --            2.7
                                -------          -------         --------        -------
Balance at January 1, 2000      $   5.1          $    --               --        $   5.1
                                =======          =======         ========        =======

   2000 reserve                     5.4             11.8              5.0           22.2
   2000 spending                   (3.9)            (0.4)            (2.4)          (6.7)
   2000 reserve reduction          (1.1)              --               --           (1.1)
                                -------           ------          -------        -------
Balance at December 30, 2000    $   5.5          $  11.4         $    2.6        $  19.5
                                =======           ======          =======        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


NOTE 10: OTHER INCOME (EXPENSE) - NET

Other income (expense) - net consists of the following:

                                             FISCAL YEAR ENDED
                             (52 WEEKS)          (52 WEEKS)           (52 WEEKS)
IN THOUSANDS             DECEMBER 30, 2000     JANUARY 1, 2000      JANUARY 2, 1999
                         -----------------     ---------------      ---------------

INVESTMENT GAIN                $8,760               $  --                 $  75
MINORITY INTEREST              (2,218)              (1,402)                  --
OTHER                             116                  446                 (687)
                               -------              -------              -------
                               $6,658               $ (956)               $(612)
                               =======              =======              =======


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

                                                                           FISCAL YEAR ENDED
             IN THOUSANDS EXCEPT FOR               (52 WEEKS)                  (52 WEEKS)                  (52 WEEKS)
             PER COMMON SHARE DATA             DECEMBER 30, 2000             JANUARY 1, 2000              JANUARY 2,1999
-------------------------------------------------------------------------------------------------------------------------
            Net income:
                As reported                            $184,595                    $192,422                    $169,377
                Pro forma                              $175,281                    $185,814                    $164,738
            Basic earnings per share:
                As reported                               $3.46                       $3.13                       $2.59
                Pro forma                                 $3.28                       $3.02                       $2.51
            Diluted earnings per share:
                As reported                               $3.43                       $3.12                       $2.57
                Pro forma                                 $3.26                       $3.01                       $2.50

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 1.1%, 1.3%, and 1.0%, expected volatility of 40%, 37%, and 31%, risk free interest rates of 5.0%, 5.3%, and 5.4%, and expected lives of five years, five years, and four years.

In March 1992 and March 2000, the Company adopted the "1992 Plan" and "2000 Plan," respectively, under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans' administrative committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


of time designated by the committee and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon merger of the Company or the happening of certain other change of control events. Options and rights may not be transferred during the lifetime of a holder.

Awards under the 2000 Plan may also be made in the form of incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. To date, no stock appreciation rights, incentive stock options, dividend equivalent rights or performance shares have been granted under the 2000 Plan. Exercise prices for awards under the 2000 Plan are determined by the committee; to date, all stock options have been granted at an exercise price not less than the quoted market value of the underlying shares on the date of grant.

The 2000 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2000 Plan. At December 30, 2000, there were available for future grant 4,924,800 shares under the 2000 Plan. The 2000 Plan expires in 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended December 30, 2000 are summarized as follows:

                                              2000                          1999                                1998
                                              ----                          ----                                ----
                                                 WEIGHTED AVERAGE                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                    SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                   ---------      ----------------   ---------     --------------      ---------    ----------------
Beginning of year                  2,834,471        $   34.76        2,340,594        $   35.45        2,208,310      $   30.73
Granted                            1,881,200            36.94        1,292,200            32.82          979,738          40.58
Exercised                           (659,094)           29.13         (219,306)           23.61         (562,929)         25.43
Cancelled                           (442,302)           38.56         (579,017)           37.58         (284,525)         36.29
                                   ---------        ---------        ---------        ---------        ---------      ---------

End of year                        3,614,275        $   36.46        2,834,471        $   34.76        2,340,594      $   35.45
                                   =========        =========        =========        =========        =========      =========

Exercisable at end of year           855,837        $   36.92          921,345        $   32.63          652,258      $   30.24
                                   =========        =========        =========        =========        =========      =========

Weighted average fair value
  of options granted during
  the year                                          $   14.42                         $   12.22                       $   11.98

The following table summarizes information about options outstanding at December 30, 2000:

                               Options Outstanding                                                  Options Exercisable
                               -------------------                                                  -------------------
                                           Weighted  Average
Range of              Outstanding at               Remaining       Weighted Average      Exercisable at        Weighted Average
Exercise Prices        Dec. 30, 2000        Contractual Life         Exercise Price       Dec. 30, 2000          Exercise Price
---------------        -------------        ----------------         --------------       -------------          --------------
$15.00 - $25.00            17,428                0.8 years                 $18.95              17,428                  $18.95
 25.01 -  35.00           969,901                7.8 years                  31.94             250,071                   30.44
 35.01 -  65.00         2,626,946                8.3 years                  38.25             588,338                   40.20
$15.00 - $65.00         3,614,275                8.1 years                 $36.46             855,837                  $36.92


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


In January 2001, the committee authorized the grant of 517,000 shares of common stock to a group of key executives. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2007. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

On January 16, 2001, nonqualified options to acquire approximately 1,800,000 shares of common stock were granted to officers and other key employees with an exercise price of $44.8125.

In 1998, the committee granted 366,650 shares of common stock to a group of key executives. As of December 30, 2000, 260,480 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80% of such shares was accelerated as of March 1, 2001. During the first quarter of 2001, the Company will record a charge to operating income of approximately $5 million as compensation expense to reflect such accelerations. The shares that did not vest on an accelerated basis remain restricted; the expiration of restrictions may be accelerated if the total return of the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation on such unvested shares is being amortized over a period equal to the anticipated vesting period.

In May 1994, the committee granted 85,000 shares of common stock in connection with the hiring of a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on the last day of each of the Company's fiscal years 1994 through 2001. The expiration of the restrictions may be accelerated if the market value of the common stock attains certain predetermined levels or upon the occurrence of certain other events. In 1996, one-third of the then 65,000 unvested restricted shares (or 21,665 shares) vested in accordance with the accelerated vesting provisions of the employment agreement. The remaining shares were scheduled to vest at the rate of 6,667 shares of common stock per year through the year 2000 and 10,000 shares in the year 2001. During 1997, the common stock attained the predetermined level which allowed the remaining shares to vest on January 2, 1999. The unearned compensation related to all restricted stock grants as of December 30, 2000, January 1, 2000, and January 2, 1999 is $7,551,000, $9,097,000, and $12,781,000, respectively, and is included in retained earnings.

In 1992, options were granted to certain of the Company's senior officers at a price of $58.50 per share, representing 150% of the market price at the date of grant. At December 30, 2000, none of these options remained outstanding; 50,000 of these options became exercisable on October 21, 1998 and expired on October 21, 2000.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 2000, 1,613 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 1,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006. Additionally, effective July 2000, each non-employee director is entitled to receive on the first business day of each fiscal year a grant of options to purchase 2,000 shares under the 2000 Plan.


NOTE 12: PROFIT-SHARING RETIREMENT,
SAVINGS AND DEFERRED
COMPENSATION PLANS

The Company maintains a qualified defined contribution plan (the "401(k)/Profit Sharing Plan") for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code and a profit sharing portion. To be eligible to participate in either portion of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. Full-time employees may begin to make pre-tax contributions to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


401(k) portion of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1000 hours of service; to be eligible for matching contributions in the 401(k) portion of the 401(k)/Profit Sharing Plan, all eligible employees must have at least a year of service, measured as 12 months of elapsed service for full-time employees and a 12-month period with at least 1000 hours of credited service for part-time employees. The 1000-hour rule applies to all eligible employees for purposes of entering the profit sharing portion of the 401(k)/Profit Sharing Plan; in addition, a participant generally must be credited with 1000 hours of service during, and be employed by the Company or one of its affiliates on the last day of, the calendar year to share in the profit sharing contribution for that year.

Company matching contributions vest (i.e., become nonforfeitable) on a schedule of 20% for the first two years of elapsed service with the Company and its affiliates and 20% for each year of service thereafter. Profit sharing contributions, if any, are made annually at the discretion of the Board of Directors, and vest 100% after five years of elapsed service (except for pre-1997 participants who were grandfathered under the previous 2-6 year graded schedule).

Under the 401(k) portion of the 401(k)/Profit Sharing Plan, participants may, subject to applicable IRS limitations, contribute from 1% to 15% of their salaries on a pretax basis; the 401(k)/Profit Sharing Plan provides for automatic enrollment (at a contribution rate of 3%) when an eligible employee first becomes entitled to participate in the 401(k) portion of the 401(k)/Profit Sharing Plan, unless the employee elects otherwise. Participants' pretax contributions are matched at the rate of $.50 for each dollar contributed by the participant that does not exceed 6% of eligible compensation.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense for 2000, 1999 and 1998, which is included in selling, general and administrative expenses, was $6,888,000, $6,515,000 and $6,424,000, respectively.

The Company has a supplemental retirement plan for executives whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows participants to defer up to 15% of their salary. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. Under a separate bonus deferral plan, participants may defer up to 100% of their annual bonus. These supplemental plans are not funded. The Company's (recoveries) expenses related to these plans, which are included in selling, general and administrative expenses, were ($224,000), $2,223,000 and $1,909,000 in 2000, 1999 and 1998,
respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


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

                                                                           FISCAL YEAR ENDED
                                                     (52 WEEKS)                (52 WEEKS)               (52 WEEKS)
IN THOUSANDS                                      DECEMBER 30, 2000          JANUARY 1, 2000          JANUARY 2, 1999
--------------------------------------------------------------------------------------------------------------------
Net income:                                             $184,595                 $192,442                $169,377

Weighted average common shares outstanding                53,407                   61,523                  65,503
Effect of dilutive securities:
    Stock options and restricted stock grants                340                      190                     272
    Put warrants                                              --                        7                      72
Weighted average common shares and common
    share equivalents                                     53,747                   61,720                  65,847


NOTE 15: CONSOLIDATED STATEMENTS
OF CASH FLOWS SUPPLEMENTARY
DISCLOSURES

During fiscal 2000, 1999, and 1998, the Company made income tax payments of $94,742,000, $89,374,000, and $91,342,000, respectively. The Company made interest  payments of $20,438,000,  $2,186,000,  and $0 in 2000, 1999, and 1998,
respectively. Other non-cash investing activities in 1999 included a future payment of $15.0 million associated with the Lucky Brand Dungarees, Inc. acquisition and $3.5 million contingent payment for the Laundry acquisition (see
Note 2 of Notes to Consolidated Financial Statements).


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                                  DECEMBER 30, 2000
                                        WHOLESALE        WHOLESALE                         CORPORATE/
IN THOUSANDS                              APPAREL      NON-APPAREL      RETAIL           ELIMINATIONS            TOTALS
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $2,196,125         $403,924         $489,566         $  14,526           $3,104,141
Intercompany sales                        175,349           18,680               --          (194,029)                  --
Depreciation and amortization expense      57,448            5,497           11,339             2,749               77,033
Segment operating profit (loss)           279,648           44,669           58,667           (79,295)             303,689
Segment assets                          1,295,046          161,768          151,575           193,928            1,802,317
Expenditures for long-lived assets         70,762           42,288           16,010                --              129,060

                                                                    JANUARY 1, 2000
                                        WHOLESALE        WHOLESALE                         CORPORATE/
IN THOUSANDS                              APPAREL      NON-APPAREL      RETAIL           ELIMINATIONS            TOTALS
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $2,032,542         $320,491         $444,722         $   8,793           $2,806,548
Intercompany sales                        163,973           20,911               --          (184,884)                  --
Depreciation and amortization expense      47,024            4,130           10,608             6,074               67,836
Segment operating profit (loss)           267,146           32,645           58,105           (58,143)             299,753
Segment assets                          1,311,090           86,549          121,613           200,121            1,719,373
Expenditures for long-lived assets        243,786            1,615           31,851                --              277,252

                                                                    JANUARY 2, 1999
                                       WHOLESALE         WHOLESALE                         CORPORATE/
IN THOUSANDS                             APPAREL       NON-APPAREL      RETAIL           ELIMINATIONS            TOTALS
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $1,802,832          $296,713         $430,839         $   4,884           $2,535,268
Intercompany sales                       183,218            23,602               --          (206,820)                  --
Depreciation and amortization expense     34,985             4,143           12,527             4,130               55,785
Segment operating profit (loss)          243,708            46,590           45,341           (77,961)             257,678
Segment assets                         1,119,680            98,701          142,156           367,344            1,727,881
Expenditures for long-lived assets       102,870            12,282           14,420                --              129,572

In the 2000 and 1999 "Corporate/Eliminations" column, the segment assets consists primarily of corporate buildings, machinery and equipment and licenses and trademarks purchased by the Company. In the 1998 "Corporate/Eliminations" column, the segment assets consists primarily of the Company's investment portfolio. The segment operating loss consists primarily of the elimination of the profit transfer from the Retail segment to the wholesale segments, and $21,041,000 and $27,000,000 of restructuring charges in 2000 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


A reconciliation to adjust segment assets to consolidated assets follows:

IN THOUSANDS                              DECEMBER 30, 2000    JANUARY 1, 2000     JANUARY 2, 1999
                                          -----------------    ---------------     ---------------
Total segment assets                           $ 1,802,317        $ 1,719,373        $ 1,727,881
Intercompany receivables                           (12,859)           (24,640)           (22,415)
Investments in wholly-owned subsidiaries          (290,869)          (292,249)          (338,267)
Other                                               13,570              9,317             25,592
                                               -----------        -----------        -----------
Total consolidated assets                      $ 1,512,159        $ 1,411,801        $ 1,392,791
                                               ===========        ===========        ===========


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

IN THOUSANDS                                          DECEMBER 30, 2000         JANUARY 1, 2000          JANUARY 2, 1999
---------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available for sale
   securities, net of tax:
   Unrealized holding gain (loss)                              $(1,212)                  $ (166)                  $(1,627)
   Reclassification adjustment                                     444                       55                       961
                                                                 -----                    ------                  --------
Net unrealized gain (loss)                                       $(768)                   $(111)                  $  (666)
                                                                 ======                   ======                  ========


NOTE 18: NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133," which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective prospectively for the Company's financial statements beginning in 2001. The Company believes that the impact of adopting SFAS No. 133, as amended by SFAS No. 138, is not significant.


NOTE 19: LEGAL PROCEEDINGS

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and later transferred to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Action. To date, more than a dozen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., currently pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The newly filed action against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a Writ of Mandamus reversing that ruling and the Federal Action has effectively been stayed pending the Court Appeals' decision. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this junction determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


NOTE 20: ACCRUED EXPENSES

Accrued expenses at Decenber 30, 2000 and January 1, 2000 consisted of the following:


In thousands                       December 30, 2000     January 1, 2000
------------------------------------------------------------------------
Payroll and bonuses                    $ 29,539              $ 31,452
Taxes, other than taxes on income        16,162                20,864
Employee benefits                        23,053                20,309
Advertising                              15,505                19,776
Restructuring reserve                    19,438                 5,056
Other                                    47,583                62,763
                                       --------              --------
                                       $151,280              $160,220
                                       ========              ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES


NOTE 21: UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2000 and 1999 is set forth in the table below:

                                           MARCH                    JUNE                 SEPTEMBER              DECEMBER
                                           -----                    ----                 ---------              --------
ALL AMOUNTS IN THOUSANDS
EXCEPT PER COMMON SHARE DATA         2000         1999        2000         1999       2000       1999       2000        1999
                                     ----         ----        ----         ----       ----       ----       ----        ----
Net sales                        $809,459     $700,789    $661,667     $607,675   $879,025    $821,024   $753,990    $677,060

Gross profit                      302,874      262,632     267,754      237,011    350,655     321,081    312,589     276,858

Net income                         46,492(1)    44,713      31,452       31,561     67,072(2)   66,370     39,579(3)   49,798

Basic earnings per share         $    .85(1)  $    .70    $    .58     $    .50   $   1.27(2) $   1.08   $    .77(3) $    .85

Diluted earnings per share       $    .84(1)  $    .70    $    .58     $    .50   $   1.26(2) $   1.08   $    .76(3) $    .85

Dividends paid
   per common share              $    .11     $    .11    $    .11     $    .11   $    .11    $    .11   $    .11    $    .11

(1) Includes the after tax effect of a special investment gain of 2,122 ($3,316 pretax) or $.04 per share.
(2) Includes the after tax effect of a special investment gain of $3,484 ($5,444 pretax) or $.06 per share and the after tax effect of a restructuring charge of $3,457 ($5,402 pretax) or $.06 per common share.
(3) Includes the after tax effect of a restructuring charge of $10,009 ($15,639 pretax) or $.19 per share.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     LIZ CLAIBORNE, INC. AND SUBSIDIARIES

Column A                                    Column B                Column C                 Column D             Column E
                                                                    ADDITIONS
                                                       ----------------------------------
(In thousands)                             Balance at   (1) Charged   (2) Charged to
                                           Beginning    to Costs and   Other Accounts -     Deductions -        Balance at
Description                                of period      Expenses        Describe            Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 2000

Accounts Receivable - allowance for
doubtful accounts                            $2,255          $1,438            $--              $998 (A)           $2,695

Restructuring Reserve                        $5,056         $22,115        $(1,074)(C)        $6,659 (B)          $19,438


YEAR ENDED JANUARY 1, 2000

Accounts Receivable - allowance for
doubtful accounts                            $2,165          $1,025            $--              $935 (A)           $2,255

Restructuring Reserve                       $26,300          $2,700        $(2,700)(C)       $21,244 (B)           $5,056


YEAR ENDED JANUARY 2, 1999

Accounts Receivable - allowance for
doubtful accounts                            $2,591            $231            $--              $657 (A)           $2,165

Restructuring Reserve                           $--         $27,000            $--              $700 (B)          $26,300


Notes:

(A) Uncollectible accounts written off, less recoveries.

(B) Charges to the restructuring reserve are for the purposes for which the reserve was created.

(C) This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.

                                INDEX TO EXHIBITS

Exhibit
 No.          Description
-------       ------------
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

10(b)+     -  Liz  Claiborne  Savings  Plan  (the  "Savings  Plan"),  as  amended  and  restated
              (incorporated  herein by  reference  from  Exhibit  10(f) to  Registrant's  Annual report on Form 10-K for the fiscal year ended  December 30, 1989 [the "1989 Annual
              Report"]).

10(b)(i)+  -  Trust  Agreement  dated as of July 1, 1994,  between Liz  Claiborne,  Inc.  and IDS
              Trust   Company   (incorporated   herein  by  reference   from  Exhibit  10(b)  to
              Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10(c)+     -  Amendment  Nos. 1 and 2 to the  Savings  Plan  (incorporated  herein by  reference from Exhibit 10(g) to the 1992 Annual Report).

10(c)(i)+  -  Amendment  Nos. 3 and 4 to the  Savings  Plan  (incorporated  herein by  reference from Exhibit  10(g)(i) to  Registrant's  Annual Report on Form 10-K for the fiscal year ended December 26, 1993 [the "1993 Annual Report"]).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
 No.          Description
-------       ------------
10(c)(ii)+  - Amendment  No. 5 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(a) to Registrant's  Quarterly  Report on Form 10-Q for the period ended
              July 2, 1994).

10(c)(iii)+ - Amendment  No. 6 to the Savings  Plan  (incorporated  herein by  reference  from
              Exhibit  10(e)  (iii) to  Registrant's  Annual  Report on Form 10-K for the fiscal year ended December 28, 1996 [the "1996 Annual Report"]).

10(c)(iv)+ -  Amendment  No. 7 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(e)(iv) to the 1996 Annual Report).

10(c)(v)+  -  Amendment  No. 8 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit  10(e)(v) to  Registrant's  Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the "1997 Annual Report"].

10(c)(vi)+ -  Amendment  No. 9 to the  Savings  Plan  (incorporated  herein  by  reference  from
              Exhibit  10(e)(vi) to Registrant's  Annual Report on Form 10-K for the fiscal year ended January 2, 1999 [the "1998 Annual Report"]).

10(d)+     -  Amended  and  Restated  Liz   Claiborne   Profit-Sharing   Retirement   Plan  (the
              "Profit-Sharing  Plan")  (incorporated  herein by reference  from Exhibit 10(h) to the 1992 Annual Report).

10(e)+     -  Trust  Agreement  related  to the  Profit-Sharing  Plan  (incorporated  herein  by reference from Exhibit 10(jj) to the 1983 Annual Report).

10(e)(i)+  -  Amendment  Nos.  1  and 2 to  the  Profit-Sharing  Plan  (incorporated  herein  by reference from Exhibit 10(i)(i) to the 1993 Annual Report).

10(e)(ii)+ -  Amendment  No. 3 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form 10-Q for the period ended October 1, 1994).

10(e)(iii)+   - Amendment No. 4 to the  Profit-Sharing  Plan  (incorporated  herein by reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form 10-Q for the period ended July 1, 1995).

10(e)(iv)+ -  Amendment  No. 5 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(g)(iv) to the 1996 Annual Report).

10(e)(v)+  -  Amendment  No. 6 to the  Profit-Sharing  Plan  (incorporated  herein by  reference from Exhibit 10(g)(v) to the 1998 Annual Report).

10(f)+     -  Merger Amendment to the  Profit-Sharing  Plan, the Lucky Brand Employee  Retirement
              Plan andTrust,  the Segrets, Inc. 401(k) Profit Sharing Plan, and the Savings Plan
              (incorporated  herein by  reference  from  Exhibit  10(h) to  Registrant's  Annual
              Report on Form 10-K for the fiscal  year ended  January 1, 2000 [the "1999  Annual
              Report"]).

10(g)+*    -  The  Liz  Claiborne  401(K)  Savings  and  Profit  Sharing  Plan,  as  amended  and restated.

10(h)+*    -  National  Collective  Bargaining  Agreement,  made and  entered  into as of June 1,
              2000,  by  and  between  Liz  Claiborne,  Inc.  and  the  Union  of  Needletrades,
              Industrial and Textile  Employees  (UNITE) for the period June 1, 2000 through May
              31, 2003.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
10(h)(i)+*  - Jobbers  Agreement,  made and  entered  into as of June 1, 2000,  by and between
              Liz  Claiborne,  Inc.  and the  Union  of  Needletrades,  Industrial  and  Textile
              Employees (UNITE) for the period June 1, 2000 through May 31, 2003.

10(i)+*    -  Description of Liz Claiborne, Inc. 2000 Salaried Employee Incentive Bonus Plan.

10(j)      -  Lease,  dated as of January 1, 1990 (the "1441  Lease"),  for  premises  located at
              1441  Broadway,  New York,  New York between  Registrant  and Lechar  Realty Corp.
              (incorporated  herein by  reference  from  Exhibit  10(n) to  Registrant's  Annual
              Report on Form 10-K for the fiscal year ended December 29, 1990).

10(j)(i)   -  First Amendment:  Lease Extension and Modification  Agreement,  dated as of January
              1, 1998, to the 1441  Lease.(incorporated  herein by reference  from Exhibit 10(k)
              (i) to the 1999 Annual Report).

10(j)(ii)  -  Second  Amendment  to Lease,  dated as of  September  19,  1998,  to the 1441 Lease
              (incorporated  herein by  reference  from  Exhibit  10(k)  (i) to the 1999  Annual
              Report).

10(j)(iii) -  Third  Amendment  to Lease,  dated as of  September  24,  1999,  to the 1441  Lease
              (incorporated  herein by  reference  from  Exhibit  10(k)  (i) to the 1999  Annual
              Report).

10(k)+     -  Liz Claiborne,  Inc. Amended and Restated  Outside  Directors' 1991 Stock Ownership
              Plan (the "Outside Directors' 1991 Plan")  (incorporated  herein by reference from
              Exhibit  10(m) to  Registrant's  Annual  Report on Form 10-K for the  fiscal  year ended December 30, 1995 [the "1995 Annual Report"]).

10(k)(i)+  -  Form of Option  Agreement  under the  Outside  Directors'  1991 Plan  (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(l)+     -  Liz  Claiborne,  Inc.  1992 Stock  Incentive  Plan (the "1992 Plan")  (incorporated herein by reference from Exhibit 10(p) to Registrant's  Annual Report on Form 10-K
              for the fiscal year ended December 28, 1991.

10(l)(i)+  -  Amendment  No. 1 to the 1992 Plan  (incorporated  herein by reference  from Exhibit
              10(p)(i) to the 1993 Annual Report).

10(l)(ii)+  - Amendment  No.  2 to the 1992  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(n)(ii) to the 1997 Annual Report).

10(l)(iii)+ - Amendment  No.  3 to the 1992  Plan  (incorporated  herein  by  reference  from
              Exhibit 10(n)(iii) to the 1998 Annual Report).

10(m)+     -  Form of Option  Agreement  under the 1992 Plan  (incorporated  herein by  reference from Exhibit 10(r) to the 1992 Annual Report).

10(n)+     -  Form of  Option  Grant  Certificate  under the 1992  Plan  (incorporated  herein by reference from Exhibit 10(q) to the 1996 Annual Report).

10(o)+     -  Form of  Restricted  Career  Share  Agreement  under  the 1992  Plan  (incorporated herein by reference from Exhibit 10(a) to  Registrant's  Quarterly  Report on Form
              10-Q for the period ended September 30, 1995).

10(p)+     -  Form  of  Restricted   Transformation   Share   Agreement   under  the  1992  Plan
              (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
10(q)+*    -  Description of Supplemental Life Insurance Plans.

10(r)+     -  Description  of  unfunded   death/disability   benefits  for  certain   executives
              (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(s)+     -  Amended and Restated Liz  Claiborne  Section 162(m) Cash Bonus Plan  (incorporated  herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+     -  Liz  Claiborne,  Inc.  Supplemental  Executive  Retirement  Plan  (as  amended  and restated effective as of January 1, 1997)  (incorporated  herein by reference from
              Exhibit 10(w) to the 1996 Annual Report).

10(u)+     -  The Liz  Claiborne,  Inc.  Bonus  Deferral Plan  (incorporated  herein by reference from Exhibit 10(x) to the 1996 Annual Report).

10(v)+     -  Employment  Agreement  dated as of May 9,  1994,  between  Registrant  and Paul R.
              Charron (the "Charron  Agreement")  (incorporated herein by reference from Exhibit
              10(a) to Registrant's  Quarterly Report on Form 10-Q for the period ended April 2,
              1994).

10(v)(i)+  -  Amendment to the Charron  Agreement,  dated as of November  20, 1995  (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(v)(ii)+  - Amendment to the Charron Agreement,  dated as of September 19, 1996,  (including the Liz  Claiborne  Retirement  Income  Accumulation  Plan for the  benefit of Mr.
              Charron)  (incorporated  herein by reference  from  Exhibit  10(y)(ii) to the 1996
              Annual Report).

10(v)(iii)+* -Executive Termination Benefits Agreement, between Registrant and Paul R. Charron.

10(w)+     -  Employment  Agreement  dated as of  September  26,  1996  between  Registrant  and
              Denise V. Seegal (the "Seegal Agreement")  (incorporated  herein by reference from
              Exhibit 10(z) to the 1996 Annual Report).

10(w)(i)+  -  Amendment  to the Seegal  Agreement,  dated as of February  18, 2000  (incorporated herein by reference from Exhibit 10(x)(i) to the 1999 Annual Report).

10(w)(ii)+* - Separation  Agreement  entered  into as of  February  7,  2001  by and  between
              Registrant and Denise V. Seegal.

10(x)*     -  Three Year Credit Agreement, dated as of November 16, 2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent).

10(y)*     -  364 Day Credit Agreement, dated as of November 16, 2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent).

10(z)+     -  Liz  Claiborne,  Inc.  2000 Stock  Incentive  Plan (the "2000 Plan")  (incorporated herein  by  reference  from  Exhibit  4(e) to  Registrant's  Form S-8  dated as of
              January 25, 2001.)


10(z)(i)+* -  Form of Option Grant Certificate under the 2000 Plan.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
 No.          Description
-------       ------------
21*        -  List of Registrant's Subsidiaries.

23*        -  Consent of Independent Public Accountants.

27*        -  Financial Data Schedule.

99*        -  Undertakings.

(b)        -  Reports on Form 8-K.

              Not Applicable.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.