Form 10-Q
period 2001-03-31
CLAIBORNE LIZ INC
filed 2001-05-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2001
                                   --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................to......................

Commission file number:      0-9831
                            --------

                               LIZ CLAIBORNE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-2842791
------------------------------                     -----------------------------
 (State or other jurisdiction                            (I.R.S. Employer
      of incorporation)                                 Identification No.)



    1441 Broadway, New York, New York                          10018
-------------------------------------------          ---------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (212) 354-4900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes _X_   No ___.

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 11, 2001 was 52,531,788.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2001

                                                                                           PAGE
                                                                                          NUMBER

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2001,
                    December 30, 2000 and April 1, 2000.................................     3

              Condensed Consolidated Statements of Income for the Three
                    Months Ended March 31, 2001 and April 1, 2000.......................     4

              Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2001 and April 1, 2000.................     5

              Notes to Condensed Consolidated Financial Statements......................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................    11

OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................    14

Item 5.       Statement Regarding Forward-Looking Disclosure............................    14

Item 6.       Exhibits and Reports on Form 8-K..........................................    16

SIGNATURES    ..........................................................................    17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                (Unaudited)                   (Unaudited)
                                                                 March 31,     December 30,     April 1,
                                                                    2001           2000           2000
                                                                -----------    -----------    -----------
Assets
   Current Assets:
      Cash and cash equivalents                                 $    21,841    $    54,630    $    20,561
      Marketable securities                                              --             --          7,429
      Accounts receivable - trade                                   552,713        267,772        520,977
      Inventories, net                                              440,890        479,845        388,454
      Deferred income taxes                                          29,043         27,698         27,246
      Other current assets                                           76,063         80,631         80,837
                                                                -----------    -----------    -----------
                  Total current assets                            1,120,550        910,576      1,045,504
                                                                -----------    -----------    -----------

   Property and Equipment - Net                                     296,258        297,424        290,970
   Goodwill and Intangibles - Net                                   272,987        276,213        227,350
   Other Assets                                                      42,199         27,946         37,103
                                                                -----------    -----------    -----------
Total Assets                                                    $ 1,731,994    $ 1,512,159    $ 1,600,927
                                                                -----------    -----------    -----------

Liabilities and Stockholders' Equity
   Current Liabilities:
      Accounts payable                                          $   177,117    $   199,254    $   186,795
      Accrued expenses                                              167,233        151,280        156,299
      Income taxes payable                                           17,242          7,370         26,936
                                                              -------------    -----------    -----------
                  Total current liabilities                         361,592        357,904        370,030
                                                              -------------    -----------    -----------

   Long-Term Debt                                                   397,876        269,219        307,720
   Other Non-Current Liabilities                                     15,000         15,000         15,000
   Deferred Income Taxes                                             35,892         31,019         23,320
   Commitments and Contingencies
   Minority Interest                                                  5,464          4,732          3,579
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                --             --             --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 88,218,617                     88,219         88,219         88,219
      Capital in excess of par value                                 87,495         83,808         82,126
      Retained earnings                                           2,017,614      1,985,091      1,862,153
      Accumulated other comprehensive loss                           (7,747)        (7,656)        (1,960)
                                                                -----------    -----------    -----------
                                                                  2,185,581      2,149,462      2,030,538

      Common stock in treasury, at cost, 35,746,659,
         37,009,400 and 33,071,076 shares                        (1,269,411)    (1,315,177)    (1,149,260)
                                                                -----------    -----------    -----------
                  Total stockholders' equity                        916,170        834,285        881,278
                                                                -----------    -----------    -----------
Total Liabilities and Stockholders' Equity                      $ 1,731,994    $ 1,512,159    $ 1,600,927
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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,       April 1,
                                                         2001           2000
                                                     -----------    -----------

Net Sales                                            $   826,650    $   809,459

      Cost of goods sold                                 503,788        506,585
                                                     -----------    -----------

Gross Profit                                             322,862        302,874

      Selling, general & administrative expenses         245,161        228,529
                                                     -----------    -----------

Operating Income                                          77,701         74,345

      Other (expense) income - net                          (951)         2,299

      Interest (expense) - net                            (5,656)        (4,001)
                                                     -----------    -----------

Income Before Provision for Income Taxes                  71,094         72,643

      Provision for income taxes                          25,594         26,151
                                                     -----------    -----------

Net Income                                           $    45,500    $    46,492
                                                     ===========    ===========


Net Income per Weighted Average Share, Basic               $0.88          $0.85
Net Income per Weighted Average Share, Diluted             $0.87          $0.84

Weighted Average Shares, Basic                            51,615         54,972
Weighted Average Shares, Diluted                          52,239         55,295

Dividends Paid per Common Share                            $0.11          $0.11




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                            Three Months Ended
                                                          ---------------------
                                                          March 31,    April 1,
                                                             2001        2000
                                                          ---------   ---------

Cash Flows from Operating Activities:
  Net income                                              $  45,500   $  46,492
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                           20,867      20,252
     Deferred income taxes - net                              3,860         (24)
     Other - net                                              9,587       4,143
     Change in current assets and liabilities:
         (Increase) in accounts receivable - trade         (284,941)   (222,053)
         Decrease in inventories                             38,955      29,894
         (Increase) in other current assets                  (8,518)     (5,204)
         (Decrease) increase in accounts payable            (22,137)      2,239
         Increase (decrease) in accrued expenses             15,380     (10,857)
         Increase in income taxes payable                     9,872      19,401
                                                          ---------   ---------
              Net cash (used in) operating activities      (171,575)   (115,717)
                                                          ---------   ---------

Cash Flows from Investing Activities:
  Purchases of investment instruments                            --     (14,573)
  Disposals of investment instruments                            --       9,082
  Purchases of property and equipment                       (12,752)    (20,046)
  Payments for acquisitions, net of cash acquired                --      (2,005)
  Payments for in-store merchandise shops                    (6,437)     (4,131)
  Other - net                                                   624       3,866
                                                          ---------   ---------
              Net cash (used in) investing activities       (18,565)    (27,807)
                                                          ---------   ---------

Cash Flows from Financing Activities:
  Commercial paper - net                                    128,657     191,635
  Proceeds from exercise of common stock options             34,017      10,973
  Dividends paid                                             (5,823)     (6,146)
  Purchase of common stock                                       --     (70,264)
                                                          ---------   ---------
              Net cash provided by financing activities     156,851     126,198
                                                          ---------   ---------

Effect of Exchange Rate Changes on Cash                         500         (53)
                                                          ---------   ---------

Net Change in Cash and Cash Equivalents                     (32,789)    (17,379)
Cash and Cash Equivalents at Beginning of Period             54,630      37,940
                                                          ---------   ---------
Cash and Cash Equivalents at End of Period                $  21,841   $  20,561
                                                          =========   =========




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


2. ACQUISITIONS AND LICENSING COMMITMENTS

On July 26, 2000, the Company completed the purchase of the majority of the assets of the Monet Group ("Monet"); on November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc.; and on June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. On February 12, 1999, the Company completed the purchase of 84.5 percent of the equity interest of Segrets, Inc., in the fourth quarter of 1999, the Company purchased an additional 3.0 percent equity interest in Segrets, and in November 2000, the Company increased its equity interest in Segrets to 97.5 percent.

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial limitations) with Kenneth Cole Productions, Inc. with respect to women's sportswear, women's socks and women's belts, respectively; in January 1998 and December 1999, the Company consummated exclusive license agreements (with certain territorial limitations) with an affiliate of Donna Karan International, Inc. with respect to women's sportswear under the DKNY(R) Jeans and DKNY(R) Active and City DKNY(R), respectively; and in July 1998, the Company consummated an exclusive license agreement with Candie's, Inc. with respect to cosmetics products. The Company acts as licensee under these agreements.

In February 2000, the Company consummated a license agreement with Leslie Fay Marketing, Inc., a subsidiary of Leslie Fay Company, Inc. to license the Company's Liz Claiborne Dresses and Elisabeth Dresses labels.

Reference is made to the Company's latest annual report on Form 10-K for further information regarding the transactions consummated in 1999 and 2000.


3. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:

                                                       Three Months Ended
                                                   ---------------------------
                                                     March 31,      April 1,
(Dollars in thousands)                                 2001           2000
----------------------                             -----------    ------------

Comprehensive income, net of tax:
      Net income                                   $    45,500     $    46,492
      Foreign currency translation                         500             (53)
      Changes in unrealized gains or losses on
         securities and cash equivalents                  (591)          1,356
                                                   -----------    ------------

Comprehensive income, net of tax:                  $    45,409    $     47,795
                                                   ===========    ============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. MARKETABLE SECURITIES

There were no available-for-sale marketable securities at March 31, 2001 or December 30, 2000.

The following are summaries of available-for-sale marketable securities and maturities at April 1, 2000:

                                       (Dollars in thousands)
                                           April 1, 2000
                     -----------------------------------------------------------
                                          Gross Unrealized            Estimated
                                     --------------------------
                       Cost            Gains           Losses         Fair Value
                     ---------       ---------        ---------       ----------
Equity securities    $   5,491       $   1,938        $      --        $   7,429

For the three-month periods ended March 31, 2001 and April 1, 2000, gross realized gains on sales of available-for-sale securities totaled $0 and $4,729,000, respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities for the three-month periods ended March 31, 2001 and April 1, 2000 was a loss of $591,000 (net of $332,000 in taxes) and a gain of $1,356,000 (net of $751,000 in taxes), which were included in retained earnings.


5. INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                          (Dollars in thousands)
                                 March 31,      December 30,      April 1,
                                   2001             2000            2000
                               ------------    -------------    ------------
Raw materials                  $     23,920     $     21,181    $     27,714
Work in process                       4,281            6,233           5,482
Finished goods                      412,689          452,431         355,258
                               ------------    -------------    ------------
                               $    440,890     $    479,845    $    388,454
                               ============    =============    ============


6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                (Dollars in thousands)
                                     March 31,     December 30,      April 1,
                                       2001            2000            2000
                                   ------------    ------------    ------------
Land and buildings                 $    133,339    $    133,342    $    131,967
Machinery and equipment                 277,199         267,004         255,324
Furniture and fixtures                   75,903          74,794          69,432
Leasehold improvements                  166,362         165,827         151,010
                                   ------------    ------------    ------------
                                        652,803         640,967         607,733
Less: Accumulated depreciation
      and amortization                  356,545         343,543         316,763
                                   ------------    ------------    ------------
                                   $    296,258    $    297,424    $    290,970
                                   ============    ============    ============


7. RESTRUCTURING CHARGE

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight underperforming Specialty Retail stores, the closure of one

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


of our divisional offices and severance-related costs, offset by the $1.1 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 1998.

In December 2000, the Company recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of nearly 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. Asset writedowns of $2.4 million consist principally of showrooms and administrative offices deemed no longer necessary in our Wholesale Apparel segment. These asset writedowns are expected to be completed in early 2002. The fiscal 2000 restructuring charges reduced net income by $13.5 million (after tax), or $.25 per common share.

The remaining balance of the restructuring liability as of March 31, 2001 was $15.0 million. For the three months ended March 31, 2001, the Company recorded spending against this reserve of $4.5 million.


8. CASH DIVIDENDS and COMMON STOCK REPURCHASE

On March 15, 2001, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $.1125 per share, to be paid on June 8, 2001 to stockholders of record at the close of business on May 18, 2001. Also, on January 25, 2001, the Company's Board of Directors authorized the Company to purchase up to an additional $150 million of its common stock in open market purchases and privately negotiated transactions. As of May 11, 2001, the Company has $221.2 million remaining in buyback authorization including previously authorized amounts.


9. EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share.

                                                       Three Months Ended
                                                  --------------------------
                                                    March 31,      April 1,
(Dollars in thousands)                                2001           2000
                                                  -----------    -----------

Net income                                        $    45,500    $    46,492
                                                  -----------    -----------

Weighted average common shares outstanding             51,615         54,972

Effect of dilutive securities:
    Stock options and restricted stock grants             624            323
                                                  -----------    -----------

Weighted average common shares outstanding and
    common share equivalents                           52,239         55,295
                                                  ===========    ===========


10. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended March 31, 2001, the Company made income tax payments of $5,025,000 and interest payments of $5,344,000. During the three months ended April 1, 2000, the Company made income tax payments of $2,906,000 and interest payments of $3,314,000.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11. SEGMENT REPORTING

The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel Segment consists of women's and men's apparel designed and marketed under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed under certain of those and other owned and licensed trademarks. The Retail segment operates specialty retail and outlet stores that sell most of these apparel and non-apparel products to the public.

                                                          For the Three Months Ended March 31, 2001
                                           ------------------------------------------------------------------------
                                            Wholesale      Wholesale
(Dollars in thousands)                       Apparel      Non-Apparel       Retail       Other/Elim.       Total
----------------------                     -----------    -----------     ----------     -----------    -----------
Revenue from external customers            $   601,211    $   115,405     $  106,140     $     3,894    $   826,650

Intercompany sales                              48,969          4,558             --         (53,527)            --
                                           -----------    -----------     ----------     -----------    -----------
                                           $   650,180    $   119,963     $  106,140     $   (49,633)   $   826,650
                                           ===========    ===========     ==========     ===========    ===========

Segment operating profit (loss) from
      external customers                   $    67,195    $     6,558     $    2,668     $     1,280    $    77,701

Intercompany segment operating
      profit (loss)                                (43)         1,189             --          (1,146)            --
                                           -----------    -----------     ----------     -----------    -----------
                                           $    67,152    $     7,747     $    2,668     $       134    $    77,701
                                           ===========    ===========     ==========     ===========    ===========

                                                          For the Three Months Ended April 1, 2000
                                           ------------------------------------------------------------------------
                                            Wholesale      Wholesale
(Dollars in thousands)                       Apparel      Non-Apparel       Retail       Other/Elim.       Total
----------------------                     -----------    -----------     ----------     -----------    -----------
Revenue from external customers            $   626,795    $    83,432     $   96,766     $     2,466    $   809,459

Intercompany sales                              41,148          3,504             --         (44,652)            --
                                           -----------    -----------     ----------     -----------    -----------
                                           $   667,943    $    86,936     $   96,766     $   (42,186)   $   809,459
                                           ===========    ===========     ==========     ===========    ===========

Segment operating profit (loss) from
      external customers                   $    67,811    $     4,157     $    1,830     $       547    $    74,345

Intercompany segment operating
      profit (loss)                              1,731          1,330             --          (3,061)            --
                                           -----------    -----------     ----------     -----------    -----------
                                           $    69,542    $     5,487     $    1,830     $    (2,514)   $    74,345
                                           ===========    ===========     ==========     ===========    ===========


12. ACCOUNTING FOR DERIVATIVES

 In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133," which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 in the first quarter of 2001.

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of March 31, 2001, the Company had forward contracts maturing

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


through June 2001 to sell 750,000 European Euros, contracts maturing through May 2001 to sell 7,000,000 Canadian dollars and contracts maturing through August 2001 to sell 1,600,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts is approximately $7,311,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at March 31, 2001.


13. NEW ACCOUNTING PRONOUNCEMENT

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning in 2002.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

Net sales for the first quarter of 2001 were $826.7 million, an increase of $17.2 million, or 2.1%, over net sales for the first quarter of 2000. This result reflected net sales increases of 38.0% in Wholesale Non-Apparel to $120.0 million and 9.7% in Retail (to $106.1 million), partially offset by a 2.7% net sales decrease in our Wholesale Apparel segment to $650.2 million.

The decrease in net sales of our Wholesale Apparel segment primarily reflected sales declines in our Casual, LAUNDRY and ELISABETH businesses due in each case to lower unit volume and lower average unit selling prices, and in our Special Markets business due to lower average unit selling prices. The sales decrease also reflected the licensing of our dress business in February 2000. These decreases were partially offset by the inclusion of sales of our licensed KENNETH COLE NEW YORK women's apparel line (launched in August 2000), our licensed CITY DKNY(R) business (launched in February 2001) and our CRAZY HORSE Men's apparel line (launched in March 2000), as well as sales increases in our DANA BUCHMAN and Men's sportswear businesses, due in each case to higher average unit selling prices, and in our LUCKY BRAND DUNGAREES business, due to higher unit volume.

The increase in our Wholesale Non-Apparel segment was due to significant net sales increases in our Cosmetics business, which launched our LUCKY YOU fragrance in August 2000, and, to a lesser extent, our Fashion Accessories business, principally reflecting higher unit selling prices, and our Jewelry business, due to the inclusion of sales from our MONET business, acquired in July 2000, and the introduction of our Special Markets Jewelry business. These gains were partially mitigated by a low single-digit decline in our Handbags business due primarily to lower average unit volume, offset by the introduction of our Special Markets Handbags business.

The increase in net sales of our Retail segment reflected increased Outlet store sales primarily due to 21 additional stores (net of one store closure) on a period-to-period basis, partially offset by a low single-digit comparable store sales decrease. Our Specialty Retail Store sales increased, with a significant increase due to eighteen new LUCKY BRAND DUNGAREES stores on a period-to-period basis, as well as a LUCKY BRAND DUNGAREES comparable store sales increase offset by a low single-digit decline in comparable store sales in the balance of our Specialty Retail stores.

Gross profit dollars increased $20.0 million, or 6.6%, in 2001 over 2000. Gross profit as a percent of sales increased to 39.1% in 2001 from 37.4% in 2000 due to the increased penetration of our relatively higher-margin Wholesale Non-Apparel segment, reflecting our recently acquired MONET business and the launch of our LUCKY YOU fragrance, as well as the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base. The increase in gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes implemented in late 1999. The Company also benefited from higher margins realized in our Specialty Retail business and on the sale of excess inventories, as well as improved margins in our Career, DANA BUCHMAN and Handbags businesses due to lower markdown allowances. These increases were partially offset by lower gross margins in our ELISABETH, LAUNDRY and Jewelry businesses.

Selling, general and administrative expenses ("SG&A") increased $16.6 million, or 7.3%, in 2001 over 2000. These expenses as a percent of sales increased to 29.7% in 2001 from 28.2% in 2000. These results principally reflected the increased penetration of our relatively higher-cost Cosmetics business due to higher marketing costs associated with the launch of our LUCKY YOU brand, relatively higher SG&A rates in our MONET business and the lower Wholesale Apparel sales in our Casual and Special Markets businesses, which are supported by relatively lower SG&A levels. Additionally, the Company incurred higher compensation expenses as a result of the vesting of certain incentive equity instruments previously granted under the Company's stock incentive plan, as well as goodwill amortization generated by our recent acquisitions. The increase in the dollar level of our SG&A was mitigated by Company-wide expense management and cost reduction initiatives that were implemented in the middle of 2000 and during the 2001 planning process.

As a result of the factors described above, operating income increased $3.4 million, or 4.5%, to $77.7 million in the first quarter of 2001, and operating income as a percent of sales increased to 9.4% in 2001 compared to 9.2% in 2000. Segment operating profit in our Wholesale Apparel segment decreased $2.3 million to $67.2 million (10.3% of sales) in 2001 compared to $69.5 million (10.4% of sales) in 2000, principally reflecting reduced sales in our Casual, ELISABETH and Special Markets businesses, partially offset by increased profit dollars in our DANA BUCHMAN, Career, DKNY(R) JEANS Women's and LUCKY BRAND DUNGAREES businesses. Operating profit in our Wholesale Non-Apparel segment increased $2.2 million to $7.7 million (6.5% of sales) in 2001 compared to $5.5 million (6.3% of sales) in 2000, primarily due to the inclusion of the profits from our recently acquired MONET business and the launch of our LUCKY YOU fragrance. Segment operating profit in our Retail segment increased $0.9 million to $2.7 million (2.5% of sales) in 2001 compared to $1.8 million (1.9% of sales) in 2000, principally reflecting an increase in our Specialty Retail store profits due to higher gross margins overall and 18 new LUCKY BRAND DUNGAREES stores on a period-to-period basis.

Net other expense in the first quarter of 2001 was $1.0 million, comprised of minority interest and other non-operating expenses, compared to net other income of $2.3 million in 2000. Last year's other income included a special investment gain of $3.0 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense in the first quarter of 2001 was $5.7 million compared to interest expense of $4.0 million in 2000. This increase of $1.7 million represents the incremental interest cost on the cash and debt used to finance our strategic initiatives including the repurchase of common stock, capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops and costs associated with our recently acquired businesses.

For the first quarter our effective income tax rate remained unchanged at 36.0%. The 36.0% reflects our current estimate of our full year effective income tax rate.

Net income decreased $1.0 million in 2001 to $45.5 million and declined as a percent of net sales to 5.5% in 2001 from 5.7% in 2000, due to the factors described above. Diluted earnings per common share increased 7.4% to $0.87 in 2001 from $0.81 in 2000 (excluding last year's $3.0 million special investment gain), reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Diluted earnings per common share, including the $3.0 million special investment gain was $0.87 in 2001 compared to $0.84 in 2000. Our average diluted shares outstanding declined by 3.1 million in the first quarter of 2001 on a period-to-period basis, to 52.2 million, as a result of our ongoing stock repurchase program. No shares were purchased during the first quarter of 2001. Since the end of the first quarter, we have not purchased any additional shares. As of May 11, 2001, we have $221.2 million remaining in our buyback authorization.


FORWARD OUTLOOK
---------------
While the macroeconomic and retail environments are challenging, the Company remains optimistic that for the full year 2001 we can generate a sales increase of 5% to 7% and an earnings per share increase of 11% to 13%, excluding last year's restructuring charges and special investment gain or any future stock repurchases or future acquisitions. For the second quarter of 2001, we remain optimistic that we can achieve sales increases in the low to mid single digits and EPS increases in the upper single digits, excluding the impact of last year's restructuring charges and special investment gain or any future stock repurchase. In the second half of 2001, we remain optimistic that we can achieve sales increases in the mid to upper single digits and EPS increases in the low to mid teens, excluding last year's restructuring charges and special investment gain or any future stock repurchases.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------
We ended the first quarter of 2001 with $21.8 million in cash and marketable securities, compared to $28.0 million at the end of the 2000 first quarter, and $397.9 million of debt compared to $307.7 million of debt outstanding at the end of the first quarter of 2000. This $84.0 million change in our cash and debt position reflecting a reduction in cash flow over the last twelve months is primarily attributable to our expenditure of $53.6 million for purchase price payments in connection with the acquisitions of Lucky Brand Dungarees, Inc., the Monet Group and Segrets, Inc., net of cash acquired, $176.2 million for the repurchase of common stock and $79.2 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops, offset by cash provided from operating activities. Our borrowings peaked at $415.6 million during the quarter.

Net cash used by operating activities for the three months of 2001 was $171.6 million, compared to $115.7 million in 2000. This $55.9 million change in cash flow was primarily due to a $251.4 million use of cash for working capital in 2001 compared to $186.6 million in 2000, driven specifically by year over year increases in the amount of cash spent on changes in accounts receivable and accounts payable levels.

Our accounts receivable ended the quarter at $552.7 million, up 6.1% over last year. This increase in accounts receivable primarily reflected the assumption of the accounts receivable of our recently acquired Monet business and our recently launched Kenneth Cole licensed business, which together accounted for approximately 77% of the increase.

Inventory increased $52.4 million, or 13.5%, at the first quarter end 2001 compared to the first quarter end 2000. The majority of this increase was driven by store openings in both our Outlet and Specialty Retail businesses, along with our acquisition of the MONET business and launches of our CITY DKNY(R) and Kenneth Cole licensed businesses and our LUCKY YOU fragrance. Excluding the inventories of our newly opened retail stores and our recently acquired and launched businesses, inventories were up 6.3% year-over-year. Our average inventory turnover rate decreased to 4.2 times in 2001 from 4.4 times in 2000.

Net cash used in investing activities was $18.6 million in 2001, compared to $27.8 million in 2000. The 2001 net cash used primarily reflected capital and in-store merchandise shop expenditures of $19.2 million, compared to the 1999 net purchases of investments of $5.5 million and capital and in-store merchandise shop expenditures of $24.2 million.

Net cash provided by financing activities was $156.9 million in 2001, compared to $126.2 million in 2000. The $30.7 million year over year increase primarily reflected $128.7 million of net borrowings and $34.0 million of proceeds from the exercise of employee stock options. The cash flow during the first quarter of 2000 reflected net borrowings of $191.6 million, partially offset by $70.3 million expended for stock purchases.

Our anticipated capital expenditures for the full year 2001 approximate $75 million, of which $19.2 million has been expended through March 31, 2001. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the first quarter opening of an additional one outlet and two specialty retail stores. In addition, we anticipate spending approximately $20 million on in-store merchandise shops for the full year of 2001. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

In November 2000, the Company received a $750 million financing commitment under a bank revolving credit facility to finance our liquidity needs, replacing our previously existing $600 million facility. This bank facility, which has received credit ratings of BBB from Standard & Poors and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At March 31, 2001, we had approximately $398 million outstanding under our commercial paper program. In addition, we have in place $385 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At March 31, 2001, we had approximately $242 million outstanding under these letter of credit facilities. We anticipate that our cash flows from operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.

CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS
------------------------------------------------
We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit and bank revolving credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility and commercial paper program expose us to market risk for changes in interest rates.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and later transferred to the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Action. To date, more than a dozen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., currently pending in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The newly filed action against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for a Writ of Mandamus reversing that ruling and the Federal Action has effectively been stayed pending the Court of Appeals' decision. On March 22, 2001, the Court of Appeals denied Plaintiff's petition. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this junction determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 2000 Annual Report on Form 10-K, including, without limitation, those set forth under the heading
"Business-Competition; Certain Risks".

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      The Company did not file any reports on Form 8-K in the quarter.

SIGNATURE
---------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             May 14, 2001

                               LIZ CLAIBORNE, INC.


By: /s/ Michael Scarpa                By: /s/ Elaine H. Goodell
    ----------------------------          ----------------------------
    MICHAEL SCARPA                        ELAINE H. GOODELL
    Vice President -                      Vice  President - Corporate Controller
    Chief Financial Officer               and Chief Accounting Officer
    (Principal financial officer)         (Principal accounting officer)