Form 10-Q
period 2001-06-30
CLAIBORNE LIZ INC
filed 2001-08-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                                  ----------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to..........................

Commission file number:      0-9831
                             --------

                               LIZ CLAIBORNE, INC.
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

          Delaware                                            13-2842791
-----------------------------                         --------------------------
      (State or other                                     (I.R.S. Employer
      jurisdiction of                                    Identification No.)
      incorporation)


       1441 Broadway, New York, New York                             10018
-------------------------------------------------               ----------------
    (Address of principal executive offices)                       (Zip Code)


                                 (212) 354-4900
                -------------------------------------------------
                 (Registrant's telephone number, including area
                                      code)




     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No _________.

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 10, 2001 was 52,569,996.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JUNE 30, 2001

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2001,
              December 30, 2000 and July 1, 2000.............................. 3

         Condensed Consolidated Statements of Income for the Six and
              Three Months Periods Ended June 30, 2001 and July 1, 2000....... 4

         Condensed Consolidated Statements of Cash Flows for the Six
              Months Periods Ended June 30, 2001 and July 1, 2000............. 5

         Notes to Condensed Consolidated Financial Statements................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Statement Regarding Forward-Looking Disclosure.......................20

Item 6.  Exhibits and Reports on Form 8-K.....................................22

SIGNATURES....................................................................23

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                               (Unaudited)                     (Unaudited)
                                                                 June 30,      December 30,      July 1,
                                                                   2001            2000            2000
                                                              --------------  --------------  --------------
Assets
   Current Assets:
      Cash and cash equivalents                                $     64,093    $     54,630    $     28,549
      Marketable securities                                              --              --           9,043
      Accounts receivable - trade                                   417,767         267,772         327,943
      Inventories, net                                              529,688         479,845         407,226
      Deferred income taxes                                          52,448          27,698          22,899
      Other current assets                                           76,273          80,631          77,483
                                                              --------------  --------------  --------------
                  Total current assets                            1,140,269         910,576         873,143
                                                              --------------  --------------  --------------

   Property and Equipment - Net                                     340,100         297,424         290,749
   Goodwill and Intangibles - Net                                   432,866         276,213         235,445
   Other Assets                                                      29,524          27,946          37,182
                                                              --------------  --------------  --------------
Total Assets                                                   $  1,942,759    $  1,512,159    $  1,436,519
                                                              ==============  ==============  ==============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term debt                                          $    286,113    $         --    $         --
      Accounts payable                                              229,916         199,254         189,711
      Accrued expenses                                              166,718         151,280         133,309
      Income taxes payable                                            9,085           7,370           4,577
                                                              --------------  --------------  --------------
                  Total current liabilities                         691,832         357,904         327,597
                                                              --------------  --------------  --------------

   Long-Term Debt                                                   233,498         269,219         219,561
   Other Non-Current Liabilities                                     20,292          15,000          15,000
   Deferred Income Taxes                                             40,975          31,019          24,307
   Commitments and Contingencies
   Minority Interest                                                  6,508           4,732           4,096
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 88,218,617                     88,219          88,219          88,219
      Capital in excess of par value                                 88,048          83,808          83,371
      Retained earnings                                           2,046,962       1,985,091       1,894,909
      Accumulated other comprehensive loss                           (7,991)         (7,656)         (2,004)
                                                              --------------  --------------  --------------
                                                                  2,215,238       2,149,462       2,064,495

      Common stock in treasury, at cost, 35,659,004,
         37,009,400 and 35,143,928 shares                        (1,265,584)     (1,315,177)     (1,218,537)
                                                              --------------  --------------  --------------
                  Total stockholders' equity                        949,654         834,285         845,958
                                                              --------------  --------------  --------------
Total Liabilities and Stockholders' Equity                     $  1,942,759    $  1,512,159    $  1,436,519
                                                              ==============  ==============  ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                              Six Months Ended              Three Months Ended
                                                        -----------------------------  -----------------------------
                                                          June 30,        July 1,        June 30,        July 1,
                                                            2001           2000            2001           2000
                                                        -------------- --------------  -------------  --------------

Net Sales                                                $  1,553,685   $  1,471,126    $   727,035    $    661,667

      Cost of goods sold                                      922,584        900,498         418,796        393,913
                                                        -------------- --------------  -------------  --------------

Gross Profit                                                  631,101        570,628         308,239        267,754

      Selling, general & administrative expenses              495,180        443,331         250,019        214,802
                                                        -------------- --------------  -------------  --------------

Operating Income                                              135,921        127,297          58,220         52,952

      Other (expense) income - net                             (2,286)         2,318          (1,335)            19

      Interest (expense) - net                                (11,812)        (7,828)         (6,156)        (3,827)
                                                        -------------- --------------  -------------  --------------

Income Before Provision for Income Taxes                      121,823        121,787          50,729         49,144

      Provision for income taxes                               43,856         43,843          18,262         17,692
                                                        -------------- --------------  -------------  --------------

Net Income                                               $     77,967   $     77,944    $    32,467    $     31,452
                                                        ============== ==============  =============  ==============


Net Income per Weighted Average Share, Basic                    $1.50          $1.43          $0.62           $0.58
Net Income per Weighted Average Share, Diluted                  $1.49          $1.42          $0.62           $0.58

Weighted Average Shares, Basic                                 51,868         54,510         52,116          54,049
Weighted Average Shares, Diluted                               52,436         54,910         52,626          54,525

Dividends Paid per Common Share                                 $0.23          $0.23          $0.11           $0.11


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                               5
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                Six Months Ended
                                                                       -----------------------------------
                                                                          June 30,            July 1,
                                                                            2001               2000
                                                                       ---------------    ----------------

Cash Flows from Operating Activities:
      Net income                                                          $    77,967        $    77,944
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         45,252             37,781
         Deferred income taxes - net                                            6,453              4,644
         Other - net                                                           10,966              7,663
         Change in current assets and liabilities:
             (Increase) in accounts receivable - trade                        (88,264)           (29,019)
             (Increase) decrease in inventories                                (1,769)            11,122
             Decrease in other current assets                                   6,274              5,098
             Increase in accounts payable                                       6,258              5,155
             (Decrease) in accrued expenses                                   (41,666)           (25,938)
             (Decrease) in income taxes payable                                  (828)            (2,958)
                                                                       ---------------    ----------------
                  Net cash provided by operating activities                    20,643             91,492
                                                                       ---------------    ----------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                          --            (14,572)
      Disposals of investment instruments                                          --              9,930
      Purchases of property and equipment                                     (33,023)           (32,012)
      Payments for acquisitions, net of cash acquired                        (245,294)           (12,840)
      Payments for in-store merchandise shops                                 (12,708)           (11,396)
      Other - net                                                               3,785                682
                                                                       ---------------    ----------------
                  Net cash (used in) investing activities                    (287,240)           (60,208)
                                                                       ---------------    ----------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                           286,113                 --
      Commercial paper - net                                                  (36,674)           103,476
      Proceeds from exercise of common stock options                           38,151             15,407
      Dividends paid                                                          (11,548)           (12,255)
      Purchase of common stock                                                     --           (146,456)
                                                                       ---------------    ----------------
                  Net cash provided by (used in) financing activities         276,042            (39,828)
                                                                       ---------------    ----------------

Effect of Exchange Rate Changes on Cash                                            18               (847)
                                                                       ---------------    ----------------

Net Change in Cash and Cash Equivalents                                         9,463             (9,391)
Cash and Cash Equivalents at Beginning of Period                               54,630             37,940
                                                                       ---------------    ----------------
Cash and Cash Equivalents at End of Period                                $    64,093        $    28,549
                                                                       ===============    ================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Company's Current Report on Form 8-K filed with the SEC on May 23, 2001 as amended on July 20, 2001. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current period's classifications.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.


2.   ACQUISITIONS AND LICENSING COMMITMENTS

On May 23, 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel and accessories company incorporated and existing under the laws of The Netherlands, for a purchase price of approximately 300 million Euros (or $259.6 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of future implied equity value, payable at either party's option with respect to the year ended 2003, 2004 or 2005. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the excess purchase price over fair market value of the underlying net assets acquired of $157.9 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 20 years. The fair value of assets acquired was $185.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information assumes the Mexx acquisition had occurred on January 2, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transactions occurred on January 2, 2000, nor is it indicative of the Company's future results.

                                                         Six Months Ended              Three Months Ended
                                                   -----------------------------  -----------------------------
                                                     June 30,        July 1,        June 30,        July 1,
    (Dollars in thousands except per share data)       2001           2000            2001           2000
                                                   -------------- --------------  -------------  --------------

    Net sales                                       $  1,696,436   $  1,613,019    $   767,610    $    716,855
    Net income                                            66,207         59,397         23,961          15,544

    Basic earnings per share                               $1.28          $1.09          $0.46           $0.29
    Diluted earnings per share                             $1.26          $1.08          $0.46           $0.29

The above amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition, amortization of goodwill, and income tax effect based upon a pro forma effective tax rate of 36%. The unaudited pro forma information gives effect only to adjustments set forth in the accompanying notes herein and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

                                                                               7
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Refer to Item 7 in the Current Report on Form 8-K dated May 23, 2001, as filed with the Securities and Exchange Commission on May 25, 2001 and amended on July 20, 2001 for additional unaudited pro forma information related to this acquisition and historical financial information of Mexx.

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

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial limitations) with Kenneth Cole Productions, Inc. with respect to women's sportswear, women's socks and women's belts, respectively; in January 1998 and December 1999, the Company consummated exclusive license agreements (with certain territorial limitations) with an affiliate of Donna Karan International, Inc. with respect to women's sportswear under the DKNY(R) Jeans and DKNY(R) Active and CITY DKNY(R) trademarks, respectively; and in July 1998, the Company consummated an exclusive license agreement with Candie's, Inc., with respect to cosmetic products. The Company acts as licensee under these agreements.

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


3.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:

                                                         Six Months Ended              Three Months Ended
                                                   -----------------------------  -----------------------------
                                                      June 30,        July 1,        June 30,        July 1,
    (Dollars in thousands)                              2001           2000            2001           2000
                                                   -------------- --------------  -------------  --------------
    Comprehensive income, net of tax:
          Net income                                $     77,967   $     77,944    $    32,467    $     31,452
          Foreign currency translation                        18           (847)           (482)          (794)
          Changes in unrealized gains or losses
             on securities and cash equivalents             (353)         2,537             134          1,181
          Reclassification adjustment for gains
             or losses included in net income                 --           (431)             --           (431)
                                                   -------------- --------------  -------------  --------------
    Comprehensive income, net of tax:               $     77,632   $     79,203    $    32,119    $     31,408
                                                   ============== ==============  =============  ==============


4.   MARKETABLE SECURITIES

There were no available-for-sale marketable securities at June 30, 2001 or December 30, 2000.

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following are summaries of available-for-sale marketable securities and maturities at July 1, 2000:

                                         (Dollars in thousands)
                                              July 1, 2000
                         -----------------------------------------------------
                                           Gross Unrealized        Estimated
                                      -------------------------
                            Cost         Gains        Losses       Fair Value
                         -----------  ------------  -----------  -------------
    Equity securities    $    4,643   $     4,400   $       --   $      9,043

For the six-month periods ended June 30, 2001 and July 1, 2000, gross realized gains on sales of available-for-sale securities totaled $0 and $5,403,000, respectively. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the six-month periods ended June 30, 2001 and July 1, 2000 were losses of $353,000 (net of $199,000 in taxes) and $3,954,000
(net of $1,423,000 in taxes), respectively, which were included in retained earnings.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                    (Dollars in thousands)
                        June 30,         December 30,          July 1,
                          2001               2000                2000
                      --------------    ---------------     ---------------
    Raw materials      $     36,622       $     21,181        $     31,390
    Work in process           5,689              6,233               6,770
    Finished goods          487,377            452,431             369,066
                      --------------    ---------------     ---------------
                       $    529,688       $    479,845        $    407,226
                      ==============    ===============     ===============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                              (Dollars in thousands)
                                        June 30,    December 30,     July 1,
                                          2001          2000          2000
                                      ------------  ------------  ------------
    Land and buildings                $   142,140   $   133,342   $   131,726
    Machinery and equipment               288,847       267,004       261,898
    Furniture and fixtures                 85,863        74,794        70,552
    Leasehold improvements                189,879       165,827       155,684
                                      ------------  ------------  ------------
                                          706,729       640,967       619,860
    Less: Accumulated depreciation
          and amortization                366,629       343,543       329,111
                                      ------------  ------------  ------------
                                      $   340,100   $   297,424   $   290,749
                                      ============  ============  ============


7.   OTHER MATTERS

On May 22, 2001, the Company entered into a synthetic lease agreement to acquire and construct various land, building, equipment and real property improvements associated with warehouse/distribution facilities in Ohio and Rhode Island. Estimated costs to complete these facilities are expected to be approximately $65 million.

                                                                               9
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   DEBT

On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan has two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan.

The Bridge Loan contains certain financial covenants relating to the Company's debt leverage and fixed charge coverage. The Company believes it is in compliance with such covenants.

The proceeds were primarily used to finance the Company's acquisition of Mexx Group B.V. on May 23, 2001. As of June 30, 2001, approximately 337.0 million Euros (or $286.1 million based on the exchange rate in effect on such date) was outstanding under the Bridge Loan with a weighted average interest rate of 5.29%. The Bridge Loan is classified as short-term debt as of June 30, 2001 as it expires within 180 days.

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the sale were primarily used to repay the outstanding balance of the Bridge Loan. On August 7, 2001, availability under the Bridge Loan was reduced to 50.0 million Euros (or $43.9 million based on the exchange rate in effect on such date), which remained undrawn as of August 10, 2001.


9.   RESTRUCTURING CHARGE

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight underperforming Specialty Retail stores, the closure of one of our divisional offices and severance-related costs, offset by $1.1 million of the Company's previous restructuring liability originally recorded in December 1998 deemed to be no longer necessary.

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

A summary of the changes in the restructuring reserves is as follows:

                                                                      Estimated
                                                    Operating and     Occupancy
                                   Store Closure   Administrative  Costs and Asset
                                       Costs            Costs        Write Downs         Total
                                   --------------  --------------  ----------------  --------------
    Balance at December 30, 2000        $   5.5         $  11.4          $   2.6          $  19.5
       Spending for six months
         ended June 30, 2001               (0.1)           (6.4)            (0.2)            (6.7)
                                   --------------  --------------  ----------------  --------------
    Balance at June 30, 2001            $   5.4         $   5.0          $   2.4          $  12.8
                                   ==============  ==============  ================  ==============

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  CASH DIVIDENDS and COMMON STOCK REPURCHASE

On July 20, 2001, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.1125 per share, to be paid on September 7, 2001 to stockholders of record at the close of business on August 17, 2001. Also, on January 25, 2001, the Company's Board of Directors authorized the Company to purchase up to an additional $150 million of its common stock in open market purchases and privately negotiated transactions. As of August 10, 2001, the Company has $221.2 million remaining in buyback authorization including previously authorized amounts.


11.  EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share.

                                                       Six Months Ended           Three Months Ended
                                                   -------------------------  ------------------------
                                                     June 30,      July 1,      June 30,     July 1,
    (Dollars in thousands)                             2001         2000          2001        2000
                                                   ------------ ------------  -----------  -----------

    Net income                                      $   77,967   $   77,944    $  32,467    $  31,452

    Weighted average common shares outstanding          51,868       54,510       52,116       54,049

    Effect of dilutive securities:
        Stock options and restricted stock
        grants                                             568          400          510          476
                                                   ------------ ------------  -----------  -----------

    Weighted average common shares outstanding
        and common share equivalents                    52,436       54,910       52,626       54,525
                                                   ============ ============  ===========  ===========


12.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended June 30, 2001, the Company made income tax payments of $24,260,000 and interest payments of $12,006,000. During the six months ended July 1, 2000, the Company made income tax payments of $37,123,000 and interest payments of $4,206,000.


13.  SEGMENT REPORTING

The Company has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. As a result of the acquisition of Mexx, the Company is also segmenting its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail, outlet and concession stores based outside of the United States). The Wholesale Apparel Segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks. The Retail segment operates specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public.

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                           For the Six Months Ended June 30, 2001
                                          --------------------------------------------------------------------------
(Dollars in thousands)                     Wholesale      Wholesale        Retail        Corporate/       Total
                                            Apparel      Non-Apparel                    Eliminations
                                          -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $ 1,090,886    $   200,992     $  254,667     $     7,140    $ 1,553,685

Intercompany sales                              92,454          9,135             --        (101,589)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $ 1,183,340    $   210,127     $  254,667     $   (94,449)   $ 1,553,685
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $   106,505    $     3,860     $   23,148     $     2,408    $   135,921

Intercompany segment operating
   profit (loss)                                19,676          4,036             --         (23,712)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   126,181    $     7,896     $   23,148     $   (21,304)   $   135,921
                                          =============  =============   ============   =============  =============

                                                            For the Six Months Ended July 1, 2000
                                          --------------------------------------------------------------------------
(Dollars in thousands)                     Wholesale      Wholesale        Retail        Corporate/       Total
                                            Apparel      Non-Apparel                    Eliminations
                                          -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $ 1,100,225    $   146,019     $  218,504     $     6,378    $ 1,471,126

Intercompany sales                              83,485          7,594             --         (91,079)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $ 1,183,710    $   153,613     $  218,504     $   (84,701)   $ 1,471,126
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $   101,906    $       400     $   23,379     $     1,612    $   127,297

Intercompany segment operating
   profit (loss)                                22,001          3,958             --         (25,959)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   123,907    $     4,358     $   23,379     $   (24,347)   $   127,297
                                          =============  =============   ============   =============  =============

                                                          For the Three Months Ended June 30, 2001
                                          --------------------------------------------------------------------------
(Dollars in thousands)                     Wholesale      Wholesale        Retail        Corporate/       Total
                                            Apparel      Non-Apparel                    Eliminations
                                          -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   489,048    $    85,610     $  149,129     $     3,248    $   727,035

Intercompany sales                              43,515          4,577             --         (48,092)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   532,563    $    90,187     $  149,129     $   (44,844)   $   727,035
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $    39,307    $    (2,610)    $   20,395     $     1,128    $    58,220

Intercompany segment operating
   profit (loss)                                19,719          2,847             --         (22,566)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $    59,026    $       237     $   20,395     $   (21,438)   $    58,220
                                          =============  =============   ============   =============  =============

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                           For the Three Months Ended July 1, 2000
                                          --------------------------------------------------------------------------
(Dollars in thousands)                     Wholesale      Wholesale        Retail        Corporate/       Total
                                            Apparel      Non-Apparel                    Eliminations
                                          -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   473,117    $    62,624     $  122,017     $     3,909    $   661,667

Intercompany sales                              42,387          4,089             --         (46,476)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   515,504    $    66,713     $  122,017     $   (42,567)   $   661,667
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $    32,567    $    (2,166)    $   21,484     $     1,067    $    52,952

Intercompany segment operating
   profit (loss)                                20,270          2,628             --         (22,898)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $    52,837    $       462     $   21,484     $   (21,831)   $    52,952
                                          =============  =============   ============   =============  =============

                                           June 30,        July 1,
(Dollars in thousands)                       2001           2000
                                         -------------- --------------
Segment assets:
     Wholesale Apparel                    $  1,524,177   $  1,305,903
     Wholesale Non-Apparel                     189,508        104,983
     Retail                                    348,011        142,418
     Corporate/Eliminations                    181,295        192,784
                                         -------------- --------------
                                          $  2,242,991   $  1,746,088
                                         ============== ==============

                                               Six Months Ended              Three Months Ended
                                         -----------------------------  ----------------------------
                                           June 30,        July 1,        June 30,       July 1,
(Dollars in thousands)                       2001           2000            2001          2000
                                         -------------- --------------  ------------- --------------
Revenue from external customers:
     Domestic                             $  1,422,489   $  1,398,193    $   640,198   $    623,109
     International                             131,196         72,933         86,837         38,558
                                         -------------- --------------  ------------- --------------
                                          $  1,553,685   $  1,471,126    $   727,035   $    661,667
                                         ============== ==============  ============= ==============

                                           June 30,        July 1,
(Dollars in thousands)                       2001           2000
                                         -------------- --------------
Segment assets:
     Domestic                             $  1,816,906   $  1,688,424
     International                             426,085         57,664
                                         -------------- --------------
                                          $  2,242,991   $  1,746,088
                                         ============== ==============

A reconciliation to adjust segment assets to consolidated assets follows:

                                           June 30,        July 1,
(Dollars in thousands)                       2001           2000
                                         -------------- --------------
Total segment assets                      $  2,242,991   $  1,746,088
Intercompany receivables                       (14,764)       (21,933)
Investments in wholly-owned
subsidiaries                                  (292,963)      (290,244)
Other                                            7,495          2,608
                                         -------------- --------------
Total consolidated assets                 $  1,942,759   $  1,436,519
                                         ============== ==============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


14.  ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133," which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 in the first quarter of 2001. The cumulative effect of adoption did not result in a material impact on the Company's financial position, results of operations or cash flows.

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of June 30, 2001, the Company had forward contracts maturing through December 2001 to sell 3,300,000 European Euros, contracts maturing through December 2001 to sell 17,000,000 Canadian dollars and contracts maturing through September 2001 to sell 1,000,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $15,475,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at June 30, 2001.


15.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning in 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment; intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company will adopt SFAS No. 142 beginning in 2002 and is currently evaluating the impact of the adoption of SFAS No. 142 on its results of operations and financial position.

                                                                              14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

General
-------

Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") has three segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. As a result of the acquisition of Mexx Group B.V. ("MEXX"), the Company is also segmenting its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail, outlet and concession stores based outside of the United States). The Wholesale Apparel Segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks. The Retail segment operates specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 12 of Notes to Condensed Consolidated Financial Statements.

On May 23, 2001, the Company completed its acquisition of all the outstanding capital stock of MEXX, a privately held fashion apparel and accessories company with limited liability, incorporated and existing under the laws of The Netherlands. MEXX designs and markets a wide range of merchandise for women, men and children under the MEXX brand name. MEXX's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East, with MEXX's core markets being the Benelux and Germanic regions. MEXX products, which are in the mid-price range, are targeted at the 20-40 year old modern, urban consumer. In fiscal 2000 and 1999, MEXX's net sales were approximately 382 million Euros (or $352.9 million based on the average exchange rate for such period) and 283.5 million Euros (or $261.9 million based on the average exchange rate for such period), respectively.

MEXX's wholesale business, which represented approximately 66% and 67% of MEXX's total net sales for fiscal 2000 and 1999, respectively, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business which accounted for approximately 29% and 29% of MEXX's total net sales in fiscal 2000 and 1999, respectively, consists of approximately 59 company owned and operated retail stores, 102 concession shop-in-shop stores (where the space is owned and operated by the department store while MEXX owns the inventory) and 34 high street concession stores (whereby the store is leased and operated by the partner while MEXX owns the inventory). In addition, MEXX operates approximately 12 factory outlets. MEXX also manages a variety of product licenses for non-apparel items such as fragrances, shoes, handbags, costume jewelry and watches.

Second quarter ended June 30, 2001 compared to second quarter ended July 1, 2000
--------------------------------------------------------------------------------

Net sales for the second quarter of 2001 were $727.0 million, an increase of $65.4 million (of which $44.4 million of the net sales increase was due to the inclusion of sales of our MEXX business, acquired in May 2001), or 9.9%, over net sales for the second quarter of 2000. This result reflected net sales increases of 3.3% in our Wholesale Apparel segment (to $532.6 million), 35.2% in Wholesale Non-Apparel (to $90.2 million) and 22.2% in Retail (to $149.1 million). The increase was 125.2% in our International segment (to $86.8 million), due primarily to the inclusion of sales of our recently acquired MEXX and MONET businesses, and 2.7% in our Domestic segment (to $640.2 million).

The increase in net sales of our Wholesale Apparel segment primarily reflected the inclusion of sales of MEXX, our licensed CITY DKNY(R) business (launched in February 2001) and our licensed KENNETH COLE NEW YORK women's apparel line (launched in August 2000). The sales increase also reflected sales increases in our LUCKY BRAND DUNGAREES business, due to higher unit volume, and in our DANA BUCHMAN business, due to higher average unit selling prices. These increases were partially offset by sales declines in our LAUNDRY and ELISABETH businesses, due in each case to lower unit volume and lower average unit selling prices, in our Casual, Men's Sportswear and Special Markets businesses, due in each case to lower average unit selling prices, and in our Career business due to lower unit volume.

                                                                              15
The increase in our Wholesale Non-Apparel segment was primarily due to significant net sales increases in our Jewelry business, due primarily to the inclusion of sales from our MONET business (acquired in July 2000), and our Cosmetics business, which launched our LUCKY YOU fragrance in August 2000, and, to a lesser extent, our Fashion Accessories business, principally reflecting higher unit selling prices. These gains were partially mitigated by a slight decline in our Handbags business due to lower average unit volume.

The increase in net sales of our Retail segment reflected the inclusion of retail sales of our recently acquired MEXX business. Our Outlet store sales increased primarily due to 22 additional stores on a period-to-period basis, while comparable store sales remained relatively flat. Our Specialty Retail Store sales increased, with a significant increase due to 21 new LUCKY BRAND DUNGAREES stores on a period-to-period basis as well as comparable store sales increases in our LUCKY BRAND DUNGAREES stores and the balance of our Specialty Retail stores.

Gross profit dollars increased $40.5 million, or 15.1%, in 2001 over 2000. Gross profit as a percent of sales increased to 42.4% in 2001 from 40.5% in 2000 due to increased penetration of our relatively higher-margin Wholesale Non-Apparel segment, reflecting our recently acquired MONET business and the launch of our LUCKY YOU fragrance, the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base, and the inclusion of our recently acquired MEXX business, which runs at a higher gross margin rate than the company average. The increase in gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes implemented in late 1999. The Company also benefited from higher margins realized in our DANA BUCHMAN, ELISABETH and Career businesses due to reduced retailer support. These increases were partially offset by lower gross margins in our Casual, LAUNDRY, Special Markets and CRAZY HORSE Men's businesses.

Selling, general and administrative expenses ("SG&A") increased $35.2 million, or 16.4%, in 2001 over 2000. These expenses as a percent of sales increased to 34.4% in 2001 from 32.5% in 2000. These results principally reflected the increased penetration of our relatively higher-cost Wholesale Non-Apparel segment, primarily due to higher marketing costs in our Cosmetics business associated with the launch of our LUCKY YOU brand and relatively higher SG&A rates in our recently acquired MONET business, increased penetration of our relatively higher-cost Retail segment, the inclusion of MEXX which has a relatively higher SG&A rate than the Company average, and the lower Wholesale Apparel sales in our Casual, ELISABETH and Special Markets businesses, which are supported by relatively lower SG&A levels. Additionally, the Company incurred higher goodwill amortization generated by our recent acquisitions. The increase in the dollar level of our SG&A was mitigated by ongoing Company-wide expense management and cost reduction initiatives.

As a result of the factors described above, operating income increased $5.3 million, or 9.9%, to $58.2 million in the second quarter of 2001, and operating income as a percent of sales remained unchanged at 8.0% in 2001 compared to 2000. Segment operating profit in our Wholesale Apparel segment increased $6.2 million to $59.0 million (11.1% of sales) in 2001 compared to $52.8 million (10.2% of sales) in 2000, principally reflecting increased profit dollars in our ELISABETH, DANA BUCHMAN, DKNY(R) JEANS Women's, Career and Segrets businesses and the inclusion of the profits from our recently acquired MEXX business, partially offset by reduced profits in our Special Markets, Casual, LAUNDRY and CRAZY HORSE Men's businesses. Operating profit in our Wholesale Non-Apparel segment decreased $0.3 million to $0.2 million (0.3% of sales) in 2001 compared to $0.5 million (0.7% of sales) in 2000, primarily due to reduced profit dollars in our Fashion Accessories business, partially offset by increases in our Cosmetics business, reflecting the launch of our LUCKY YOU fragrance, and our Jewelry business, primarily due to the inclusion of the profits from our recently acquired MONET business. Segment operating profit in our Retail segment decreased $1.1 million to $20.4 million (13.7% of sales) in 2001 compared to $21.5 million (17.6% of sales) in 2000, principally reflecting higher operating expenses in our Outlet store business, partially offset by an increase in our Specialty Retail store profits due to higher gross margins overall, 21 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, and the inclusion of the profits from the Retail stores of our recently acquired MEXX business.

Net other expense in the second quarter of 2001 was $1.3 million, comprised of minority interest and other non-operating expenses, compared to net other income of $19,000 in 2000. Last year's other income included a special investment gain of $0.3 million related to our sale of marketable equity securities, partially offset by minority interest and other non-operating expenses.

Net interest expense in the second quarter of 2001 was $6.2 million compared to interest expense of $3.8 million in 2000. This increase of $2.4 million represents the incremental interest cost on the cash and debt used to finance our

                                                                              16
strategic initiatives including costs associated with our recently acquired businesses, the repurchase of common stock in the prior year and capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops.

For the second quarter our effective income tax rate remained unchanged at 36.0%. The 36.0% reflected our current estimate of our full year effective income tax rate.

Net income increased $1.0 million in 2001 to $32.5 million and declined as a percent of net sales to 4.5% in 2001 from 4.8% in 2000, due to the factors described above. Diluted earnings per common share increased 6.9% to $0.62 in 2001 from $0.58 in 2000, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Our average diluted shares outstanding declined by 1.9 million in the second quarter of 2001 on a period-to-period basis, to 52.6 million, as a result of our stock repurchase program. No shares were purchased during the second quarter of 2001. Since the end of the second quarter, we have not purchased any additional shares. As of August 10, 2001, we have $221.2 million remaining in our buyback authorization.

Six months ended June 30, 2001 compared to six months ended July 1, 2000
------------------------------------------------------------------------

Net sales for the six months of 2001 were $1,553.7 million, an increase of $82.6 million (of which $44.4 million of the net sales increase was due to the inclusion of sales of our MEXX business), or 5.6%, over net sales for the six months of 2000. This result reflected net sales increases of 36.8% in Wholesale Non-Apparel (to $210.1 million) and 16.6% in Retail (to $254.7 million), partially offset by a $0.4 million net sales decrease in our Wholesale Apparel segment (to $1,183.3 million). Our International net sales increased by 79.9% (to $131.2 million), due primarily to the inclusion of sales of our recently acquired MEXX and MONET businesses, and our Domestic net sales increased by 1.7% (to $1,422.5 million).

The decrease in net sales of our Wholesale Apparel segment primarily reflected sales declines in our Casual, LAUNDRY and ELISABETH businesses due in each case to lower unit volume and lower average unit selling prices, in our Special Markets business due to lower average unit selling prices, and in our Career business due to lower unit volume. The sales decrease also reflected the licensing of our dress business in February 2000. These decreases were partially offset by the inclusion of sales of our MEXX business, our licensed KENNETH COLE NEW YORK women's apparel line, our licensed CITY DKNY(R) business and our CRAZY HORSE Men's apparel line, as well as sales increases in our LUCKY BRAND DUNGAREES and Men's sportswear businesses, due in each case to higher unit volume, and in our DANA BUCHMAN business, due to higher average unit selling prices.

The increase in our Wholesale Non-Apparel segment was primarily due to the significant net sales increases in our Jewelry business, due to the inclusion of sales from our MONET business, and our Cosmetics business, which launched our LUCKY YOU fragrance in August 2000. To a lesser extent, there was also a sales increase in our Fashion Accessories business, principally reflecting higher unit selling prices. These gains were partially mitigated by a decline in our Handbags business due to lower average unit selling prices and lower average unit volume.

The increase in net sales of our Retail segment reflected increased Outlet store sales, primarily due to 22 additional stores on a period-to-period basis, partially offset by a low single-digit comparable store sales decrease. The increase in the Retail Segment also reflected the inclusion of retail sales of our recently acquired MEXX business, and increased Specialty Retail Store sales, with a significant increase due to 21 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, as well as a LUCKY BRAND DUNGAREES comparable store sales increase, offset by a low single-digit comparable store sales decrease in the balance of our Specialty Retail stores.

Gross profit dollars increased $60.5 million, or 10.6%, in 2001 over 2000. Gross profit as a percent of sales increased to 40.6% in 2001 from 38.8% in 2000 due to the increased penetration of our relatively higher-margin Wholesale Non-Apparel segment, primarily due to our recently acquired MONET business and the launch of our LUCKY YOU fragrance, as well as the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base. The increase in gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes implemented in late 1999. The Company also benefited from higher margins realized in our Specialty Retail business and improved margins in our DANA BUCHMAN, Career and Handbags businesses due to reduced retailer support. These increases were partially offset by lower gross margins in our Casual, LAUNDRY and Special Markets businesses.

                                                                              17
SG&A increased $51.8 million, or 11.7%, in 2001 over 2000. These expenses as a percent of sales increased to 31.9% in 2001 from 30.1% in 2000. These results principally reflected the increased penetration of our relatively higher-cost Wholesale Non-Apparel segment primarily due to higher marketing costs in our Cosmetics business associated with the launch of our LUCKY YOU brand and relatively higher SG&A rates in our recently acquired MONET business, increased penetration of our relatively higher-cost Retail segment, the inclusion of MEXX which has a relatively higher SG&A rate than the Company average, and the lower Wholesale Apparel sales in our Casual, ELISABETH and Special Markets businesses, which are supported by relatively lower SG&A levels. Additionally, the Company incurred higher compensation expenses as a result of the vesting of certain incentive equity instruments previously granted under the Company's stock incentive plan, as well as goodwill amortization generated by our recent acquisitions. The increase in the dollar level of our SG&A was mitigated by ongoing Company-wide expense management and cost reduction initiatives.

As a result of the factors described above, operating income increased $8.6 million, or 6.8%, to $135.9 million in the six months of 2001, and operating income as a percent of sales remained unchanged at 8.7% in 2001 compared to 2000. Segment operating profit in our Wholesale Apparel segment increased $2.3 million to $126.2 million (10.7% of sales) in 2001 compared to $123.9 million (10.5% of sales) in 2000, principally reflecting increased profit dollars in our Career, DANA BUCHMAN, DKNY(R) JEANS Women's, ELISABETH, Men's sportswear, LUCKY BRAND DUNGAREES and SEGRETS businesses and the inclusion of the profits from our recently acquired MEXX business, partially offset by reduced sales in our Casual, Special Markets and LAUNDRY businesses. Operating profit in our Wholesale Non-Apparel segment increased $3.5 million to $7.9 million (3.8% of sales) in 2001 compared to $4.4 million (2.8% of sales) in 2000, primarily due to the inclusion of the profits from our recently acquired MONET business and the launch of our LUCKY YOU fragrance and increased profit dollars in our Handbags business, partially offset by reduced profit dollars in our Fashion Accessories business. Segment operating profit in our Retail segment decreased $0.3 million to $23.1 million (9.1% of sales) in 2001 compared to $23.4 million (10.7% of sales) in 2000, principally reflecting higher operating expenses in our Outlet store business, partially offset by an increase in our Specialty Retail store profits due to higher gross margins overall, 21 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, and the inclusion of the profits from the Retail stores of our recently acquired MEXX business.

Net other expense in the six months of 2001 was $2.3 million, comprised of minority interest and other non-operating expenses, compared to net other income of $2.3 million in 2000. Last year's other income included a special investment gain of $3.0 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense in the six months of 2001 was $11.8 million compared to interest expense of $7.8 million in 2000. This increase of $4.0 million represents the incremental interest cost on the cash and debt used to finance our strategic initiatives including costs associated with our recently acquired businesses, the repurchase of common stock and capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops.

For the six months our effective income tax rate remained unchanged at 36.0%. The 36.0% reflected our current estimate of our full year effective income tax rate.

Net income increased $0.1 million in 2001 to $78.0 million and declined as a percent of net sales to 5.0% in 2001 from 5.3% in 2000, due to the factors described above. Diluted earnings per common share increased 8.0% to $1.49 in 2001 from $1.38 in 2000 (excluding last year's $3.0 million special investment gain), reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Diluted earnings per common share, including the $3.0 million special investment gain was $1.49 in 2001 compared to $1.42 in 2000. Our average diluted shares outstanding declined by 2.5 million in the six months of 2001 on a period-to-period basis, to 52.4 million, as a result of our ongoing stock repurchase program. No shares were purchased during the six months of 2001.


FORWARD OUTLOOK
---------------

While the macroeconomic and retail environments continue to be challenging, the Company remains optimistic that for the full year 2001 we can generate a sales increase of 12.5% to 14.5% and an earnings per share increase of 12.5% to 14.5%, excluding last year's restructuring charges and special investment gain or any future stock repurchases. For the third quarter of 2001, we are optimistic that we can achieve sales and EPS increases in the mid-teens, excluding the impact of last year's restructuring charges and special investment gain or any future stock

                                                                              18
repurchases. For the fourth quarter of 2001, we are optimistic that we can achieve a low twenty percent sales increase and an EPS increase in the mid-teens, excluding last year's restructuring charges and special investment gain or any future stock repurchases. Refer to "PART II - ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" for a discussion of the risks and uncertainties relating to the foregoing forward-looking statements.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

We ended the second quarter of 2001 with $64.1 million in cash and marketable securities, compared to $37.6 million at the end of the 2000 second quarter, and $519.6 million of debt compared to $219.6 million of debt outstanding at the end of the second quarter of 2000. This $300.0 million change in our cash and debt position over the last twelve months is primarily attributable to our expenditure of $294.7 million for purchase price payments in connection with the acquisitions of Mexx Group B.V., the Monet Group and Segrets, Inc., net of cash acquired, $94.5 million for the repurchase of common stock and $79.8 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops, offset by cash provided from operating activities. Our borrowings under the commercial paper program peaked at $449.7 million during the quarter.

Net cash provided by operating activities for the six months of 2001 was $20.6 million, compared to $91.5 million in 2000. This $70.9 million change in cash flow was primarily due to a $120.0 million use of cash for working capital in 2001 compared to $36.5 million in 2000, driven specifically by year over year changes in the accounts receivable and accrued expense balances.

Our accounts receivable ended the quarter at $417.8 million, up 27.4% over last year. This increase in accounts receivable primarily reflected the assumption of the accounts receivable of our recently acquired MEXX and MONET businesses, which together accounted for approximately 83% of the increase.

Inventory increased $122.5 million, or 30.1%, at the second quarter end 2001 compared to the second quarter end 2000. Without the acquisition of MEXX, our inventories were up 15.1%. The majority of this increase was driven by store openings in both our Outlet and Specialty Retail businesses, along with our acquisitions of the MONET business and the launches of our CITY DKNY(R) and Kenneth Cole licensed businesses and our LUCKY YOU fragrance. Excluding the inventories of our newly opened retail stores and our recently acquired and launched businesses, inventories were up 6.9% year-over-year, primarily due to an increase in our replenishment inventory category due to our failure to adjust the flow of new replenishment product as replenishment sales slowed. We believe that replenishment inventory is lower risk than fashion inventory, and we have adjusted the flow of new receipts of replenishment product to reflect sales; we expect that supply should be normalized by the end of the third quarter. Our average inventory turnover rate decreased to 4.0 times (4.1 times excluding
MEXX) in 2001 from 4.4 times in 2000.

Net cash used in investing activities was $287.2 million in 2001, compared to $60.2 million in 2000. The 2001 net cash used primarily reflected $245.3 million for the purchase of MEXX, along with capital and in-store merchandise shop expenditures of $45.7 million, compared to the 2000 capital and in-store merchandise shop expenditures of $43.4 million, additional payments related to the purchase of our LUCKY BRAND DUNGAREES business of $12.8 million and net purchases of investments of $5.5 million.

Net cash provided by financing activities was $276.0 million in 2001, compared to net cash used of $39.8 million in 2000. The $315.8 million year over year increase primarily reflected the assumption of $286.1 million of additional short-term debt to finance the May 2001 purchase of MEXX, $146.5 million expended for stock purchases in 2000 (there were none in 2001), and an increase in net proceeds from the exercise of stock options of $22.7 million, partially offset by a net repayment of the commercial paper program of $36.7 million during the six months of 2001 compared to net borrowings of $103.5 million in 2000.

Our anticipated capital expenditures for the full year 2001 approximate $90 million, of which $33.0 million has been expended through June 30, 2001. These expenditures consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of an additional eight Outlet and seven Specialty Retail stores. In addition, we anticipate spending approximately $19 million on in-store merchandise shops for the full year of 2001. Capital expenditures, in-store shops and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and trade letter of credit facilities.

On May 22, 2001, the Company entered into a synthetic lease agreement to acquire and construct various land, building, equipment and real property improvements associated with warehouse/distribution facilities in Ohio and Rhode Island. Estimated costs to complete these facilities are expected to be approximately $65 million.

On May 22, 2001, the Company received a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The proceeds were primarily used to finance the acquisition of MEXX on May 23, 2001. As of June 30, 2001, we had approximately 337.0 million Euros (or $286.1 million based on the exchange rate in effect on such date) outstanding under the Bridge Loan.

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the sale were primarily used to repay the outstanding balance of the credit facility. On August 7, 2001, availability under the credit facility was reduced to 50.0 million Euros (or $43.9 million based on the exchange rate in effect on such date), which remained undrawn as of August 10, 2001.

In November 2000, the Company received a $750 million financing commitment under a bank revolving credit facility to finance our liquidity needs, replacing our previously existing $600 million facility. This bank facility, which has received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At June 30, 2001, the Company had approximately $233 million outstanding under our commercial paper program. Also, MEXX has short-term credit facilities available of approximately $34.2 million Euros (or $29.0 million) as of June 30, 2001. In addition, we have in place $385 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At June 30, 2001, we had approximately $278 million outstanding under these letter of credit facilities. We anticipate that our cash flows from operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, synthetic lease and bank revolving credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, Bridge Loan and commercial paper program expose us to market risk for changes in interest rates. We have not employed interest rate hedging to mitigate the risks with respect to our floating rate facilities. We believe that our recent Eurobond offering, which is a fixed rate obligation, mitigates the risks with respect to our variable rate financing.

Prior to the acquisition of MEXX, we mitigated the risks associated with changes in foreign currency rates through foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts, which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. See Note 14 of "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" for information regarding our forward contracts as of June 30, 2001. The acquisition of MEXX, which transacts business in foreign currencies, will increase the Company's exposure to exchange rate fluctuations. The Company is currently reviewing various alternatives to hedge its increased exposure to foreign currency exchange rate fluctuations and expects to implement a program in the third quarter.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California

                                                                              20
Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and later transferred to the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Action. To date, more than a dozen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al.
v. Brylane, L.P. et al., (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The newly filed action against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The settlement agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for a Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting of Stockholders held on May 17, 2001, the stockholders of the Company (i) ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 29, 2001 (the number of affirmative votes cast was 47,240,311, the number of negative votes cast was 379,239, and the number of abstentions was 165,708), and (ii) elected the following nominees to the Company's Board of Directors, to serve until the 2004 annual meeting of stockholders and until their respective successors are duly elected and qualified.

                                                       Votes
Nominee                                           For          Withheld
-----------------------------------------------------------------------
Raul J. Fernandez                          46,959,287           825,971
Kenneth P. Kopelman                        46,977,870           807,388
Arthur C. Martinez                         46,973,262           811,996


ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2001, or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "remains optimistic" or "currently envisions" and similar phrases

                                                                              21
are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, fluctuations in foreign currency exchange rates, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its commitments with actual orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; and risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing.

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

The Company from time to time reviews its possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as the Company's entry into the moderate market, the acquisition of businesses, such as the Company's acquisitions of MEXX, SEGRETS, LUCKY BRAND DUNGAREES, LAUNDRY and MONET, and the licensing of brands such as DKNY(R) JEANS and DKNY(R) ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM, are accompanied by risks inherent in any such new business venture and may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by the Company are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

                                                                              22
Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 2000 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks".

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10* Agency Agreement between Liz Claiborne, Inc., Citibank, N.A. and Dexia Banque Internationale A Luxembourg.

(b)  Current Reports on Form 8-K.

     A Current Report on Form 8-K dated May 16, 2001 was filed with the SEC by the Company announcing that it had entered into a Share Purchase Agreement to acquire all of the outstanding ordinary and preference shares of Mexx Group B.V.

     A Current Report on Form 8-K dated May 23, 2001 and amended on July 20, 2000 was filed with the SEC by the Company describing the Company's acquisition of Mexx Group B.V.

     A Current Report on Form 8-K dated July 20, 2001 was filed with the SEC by the Company relating to its 2001 second quarter earnings.

*    Filed herewith.

                                                                              23
SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:    August 14, 2001

                               LIZ CLAIBORNE, INC.




   By: /s/ Michael Scarpa              By: /s/ Elaine H. Goodell
       -----------------------------       -------------------------------------
       MICHAEL SCARPA                      ELAINE H. GOODELL
       Vice President -                    Vice President - Corporate Controller
       Chief Financial Officer             and Chief Accounting Officer
       (Principal financial officer)       (Principal accounting officer)