Form 10-Q
period 2001-09-29
CLAIBORNE LIZ INC
filed 2001-11-13
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 29, 2001
                                  ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................to................

Commission file number:      0-9831
                            --------

                               LIZ CLAIBORNE, INC.
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

          Delaware                                             13-2842791
-----------------------------                           ------------------------
      (State or other                                      (I.R.S. Employer
      jurisdiction of                                     Identification No.)
      incorporation)


       1441 Broadway, New York, New York                         10018
-------------------------------------------------       ------------------------
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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 9, 2001 was 52,609,475.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 29, 2001

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of September 29, 2001, December 30,
                    2000 and September 30, 2000......................................................     3

              Condensed Consolidated Statements of Income for the Nine and Three Months
                    Periods Ended September 29, 2001 and September 30, 2000..........................     4

              Condensed Consolidated Statements of Cash Flows for the Nine Months Periods
                    Ended September 29, 2001 and September 30, 2000..................................     5

              Notes to Condensed Consolidated Financial Statements...................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................    14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............................    19

PART II -     OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................    20

Item 5.       Statement Regarding Forward-Looking Disclosure.........................................    20

Item 6.       Exhibits and Reports on Form 8-K.......................................................    22

SIGNATURES    .......................................................................................    23

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                (Unaudited)                            (Unaudited)
                                                               September 29,        December 30,      September 30,
                                                                    2001                2000               2000
                                                              ---------------     ---------------    ---------------
Assets
   Current Assets:
      Cash and cash equivalents                                 $     35,110        $     54,630       $     21,934
      Marketable securities                                           18,975                  --                 --
      Accounts receivable - trade                                    629,406             267,772            542,542
      Inventories, net                                               546,104             479,845            457,421
      Deferred income taxes                                           41,805              27,698             29,609
      Other current assets                                            48,915              80,631             80,395
                                                              ---------------     ---------------    ---------------
                  Total current assets                             1,320,315             910,576          1,131,901
                                                              ---------------     ---------------    ---------------

   Property and Equipment - Net                                      349,790             297,424            302,851
   Goodwill and Intangibles - Net                                    431,531             276,213            270,862
   Other Assets                                                       32,393              27,946             35,959
                                                              ---------------     ---------------    ---------------
Total Assets                                                    $  2,134,029        $  1,512,159       $  1,741,573
                                                              ===============     ===============    ===============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Accounts payable                                          $    229,524        $    199,254       $    217,885
      Accrued expenses                                               162,844             151,280            147,256
      Income taxes payable                                            42,745               7,370             35,833
                                                              ---------------     ---------------    ---------------
                  Total current liabilities                          435,113             357,904            400,974
                                                              ---------------     ---------------    ---------------

   Long-Term Debt                                                    631,778             269,219            437,301
   Other Non-Current Liabilities                                      15,000              15,000             15,000
   Deferred Income Taxes                                              35,063              31,019             31,959
   Commitments and Contingencies
   Minority Interest                                                   7,360               4,732              4,543
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                 --                  --                 --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 88,218,617                      88,219              88,219             88,219
      Capital in excess of par value                                  88,368              83,808             83,632
      Retained earnings                                            2,112,777           1,985,091          1,957,501
      Accumulated other comprehensive loss                           (15,835)             (7,656)            (4,645)
                                                              ---------------     ---------------    ---------------
                                                                   2,273,529           2,149,462          2,124,707

      Common stock in treasury, at cost, 35,617,242,
         37,009,400 and 35,143,928 shares                         (1,263,814)         (1,315,177)        (1,272,911)
                                                              ---------------     ---------------    ---------------
                  Total stockholders' equity                       1,009,715             834,285            851,796
                                                              ---------------     ---------------    ---------------
Total Liabilities and Stockholders' Equity                      $  2,134,029        $  1,512,159       $  1,741,573
                                                              ===============     ===============    ===============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                  (Unaudited)


                                                         Nine Months Ended                Three Months Ended
                                                   -------------------------------  -------------------------------
                                                   September 29,    September 30,   September 29,    September 30,
                                                        2001            2000             2001            2000
                                                   ---------------  --------------  ---------------  --------------

Net Sales                                            $  2,562,041     $ 2,350,151     $  1,008,356     $   879,025

      Cost of goods sold                                1,507,611       1,428,868          585,027         528,370
                                                   ---------------  --------------  ---------------  --------------

Gross Profit                                            1,054,430         921,283          423,329         350,655

      Selling, general & administrative expenses          795,807         682,448          300,627         239,117

      Restructuring charge                                     --           5,402               --           5,402
                                                   ---------------  --------------  ---------------  --------------

Operating Income                                          258,623         233,433          122,702         106,136

      Other (expense) income - net                         (2,735)          7,477             (449)          5,159

      Interest (expense) - net                            (20,610)        (14,323)          (8,798)         (6,495)
                                                   ---------------  --------------  ---------------  --------------

Income Before Provision for Income Taxes                  235,278         226,587          113,455         104,800

      Provision for income taxes                           84,700          81,570           40,844          37,728
                                                   ---------------  --------------  ---------------  --------------

Net Income                                           $    150,578     $   145,017     $     72,611     $    67,072
                                                   ===============  ==============  ===============  ==============


Net Income per Weighted Average Share, Basic                $2.90           $2.69            $1.39           $1.27
Net Income per Weighted Average Share, Diluted              $2.87           $2.67            $1.38           $1.26

Weighted Average Shares, Basic                             51,976          53,936           52,213          52,771
Weighted Average Shares, Diluted                           52,538          54,353           52,751          53,222

Dividends Paid per Common Share                             $0.34           $0.34            $0.11           $0.11



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                 -----------------------------------
                                                                                  September 29,       September 30,
                                                                                      2001                2000
                                                                                 ---------------    ----------------

Cash Flows from Operating Activities:
      Net income                                                                   $    150,578       $    145,017
      Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                                   72,909             54,755
         Deferred income taxes - net                                                     15,160              7,205
         Restructuring charge                                                                --              5,402
         Other - net                                                                     12,249             10,200
         Change in current assets and liabilities:
             (Increase) in accounts receivable - trade                                 (299,903)          (244,295)
             (Increase) in inventories                                                  (20,646)           (23,600)
             Decrease in other current assets                                             7,822              4,907
             Increase in accounts payable                                                 5,866             28,477
             (Decrease) in accrued expenses                                             (42,077)           (28,311)
             Increase in income taxes payable                                            32,832             28,298
                                                                                 ---------------    ----------------
                  Net cash used in operating activities                                 (65,210)           (11,945)
                                                                                 ---------------    ----------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                    --            (14,572)
      Disposals of investment instruments                                                    --             14,572
      Purchases of property and equipment                                               (60,818)           (50,307)
      Purchases of trademarks and licenses                                                   --             (3,600)
      Payments for acquisitions, net of cash acquired                                  (249,120)           (53,037)
      Payments for in-store merchandise shops                                           (16,490)           (14,582)
      Other - net                                                                        (4,141)             1,236
                                                                                 ---------------    ----------------
                  Net cash used in investing activities                                (330,569)          (120,290)
                                                                                 ---------------    ----------------

Cash Flows from Financing Activities:
      Proceeds from Eurobond issue                                                      319,787                 --
      Commercial paper - net                                                             36,528            321,216
      Proceeds from exercise of common stock options                                     40,971             16,481
      Dividends paid                                                                    (17,444)           (18,256)
      Purchase of common stock                                                           (2,854)          (202,170)
                                                                                 ---------------    ----------------
                  Net cash provided by financing activities                             376,988            117,271
                                                                                 ---------------    ----------------

Effect of Exchange Rate Changes on Cash                                                    (729)            (1,042)
                                                                                 ---------------    ----------------

Net Change in Cash and Cash Equivalents                                                 (19,520)           (16,006)
Cash and Cash Equivalents at Beginning of Period                                         54,630             37,940
                                                                                 ---------------    ----------------
Cash and Cash Equivalents at End of Period                                         $     35,110       $     21,934
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

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Company's Current Report on Form 8-K dated May 23, 2001, as filed with the SEC on May 25, 2001 and amended on July 20, 2001. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current period's classifications.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.


2.   ACQUISITIONS AND LICENSING COMMITMENTS

On May 23, 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel and accessories company incorporated and existing under the laws of The Netherlands, for a purchase price of approximately 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of future implied equity value, payable at either party's option with respect to the year ended 2003, 2004 or 2005. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the excess purchase price over fair market value of the underlying net assets acquired of $167.1 million was allocated to goodwill and property based on preliminary estimates of fair values, and is subject to adjustment. Goodwill is being amortized on a straight-line basis over 20 years. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information assumes the Mexx acquisition had occurred on January 2, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 2, 2000, nor is it indicative of the Company's future results.

                                                         Nine Months Ended                Three Months Ended
                                                   -------------------------------  -------------------------------
                                                    September 29,    September 30,   September 29,   September 30,
     (Dollars in thousands except per share data)       2001             2000             2001            2000
     --------------------------------------------  ---------------  --------------  --------------- ---------------

     Net sales                                       $  2,704,792     $ 2,606,185     $  1,008,356    $    993,166
     Net income                                           138,818         135,023           72,611          75,626

     Basic earnings per share                               $2.67           $2.50            $1.39           $1.43
     Diluted earnings per share                             $2.64           $2.48            $1.38           $1.42

The above amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition, amortization of goodwill, and income tax effect based upon a pro forma effective tax rate of 36%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

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

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial limitations) with Kenneth Cole Productions, Inc. with respect to women's sportswear, women's socks and women's belts, respectively. In addition, in August 1999, the Company consummated the purchase of one million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. In March 2000, a three-for-two stock split increased the amount of shares owned by the Company to 1,500,000 shares. As of September 30, 2000 and December 30, 2000, the amount was recorded at cost at $29 million as a component of other current assets. Certain restrictions applicable to the Company's stock ownership expired on August 24, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 29, 2001, the investment was recorded as an available-for-sale marketable security at fair market value with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive loss.

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


3.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:

                                                         Nine Months Ended                Three Months Ended
                                                   -------------------------------  -------------------------------
                                                    September 29,    September 30,   September 29,   September 30,
     (Dollars in thousands)                              2001             2000            2001            2000
     ----------------------                        ---------------  --------------  --------------- ---------------
     Comprehensive income, net of tax:
           Net income                                $    150,578     $   145,017     $    72,611    $     67,072
           Foreign currency translation                      (729)         (1,042)           (747)           (195)
           Changes in unrealized gains or
              losses on securities and cash
              equivalents                                  (7,450)           (340)         (7,097)         (2,877)
           Reclassification adjustment for
              gains or losses included in net
              income                                           --              --              --             431
                                                   ---------------  --------------  --------------- ---------------
     Comprehensive income, net of tax:               $    142,399     $   143,635     $    64,767    $     64,431
                                                   ===============  ==============  =============== ===============

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at September 29, 2001:

                                                    (Dollars in thousands)
                                                      September 29, 2001
                                ----------------------------------------------------------------
                                                       Gross Unrealized            Estimated
                                                --------------------------------
                                     Cost           Gains            Losses        Fair Value
                                --------------- ---------------  --------------- ---------------
     Equity securities            $     29,000    $         --     $     10,025    $     18,975


There were no available-for-sale marketable securities at December 30, 2000 or September 30, 2000.

For the nine-month periods ended September 29, 2001 and September 30, 2000, gross realized gains on sales of available-for-sale securities totaled $0 and $10,417,000, respectively. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine-month periods ended September 29, 2001 and September 30, 2000 were losses of $7,450,000 (net of $4,191,000 in taxes) and $340,000 (net of $192,000 in taxes), respectively, which were included in retained earnings.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                         (Dollars in thousands)
                           September 29,       December 30,       September 30,
                                2001               2000                2000
                          ---------------     --------------     ---------------
     Raw materials          $     20,664        $    21,181        $     23,250
     Work in process               3,536              6,233              10,311
     Finished goods              521,904            452,431             423,860
                          ---------------     --------------     ---------------
                            $    546,104        $   479,845        $    457,421
                          ===============     ==============     ===============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                                             (Dollars in thousands)
                                                              September 29,       December 30,       September 30,
                                                                   2001               2000                2000
                                                              ---------------     --------------     ---------------
     Land and buildings                                         $    143,282        $   133,342        $    132,215
     Machinery and equipment                                         295,704            267,004             267,356
     Furniture and fixtures                                           88,457             74,794              76,340
     Leasehold improvements                                          201,965            165,827             168,766
                                                              ---------------     --------------     ---------------
                                                                     729,408            640,967             644,677
     Less: Accumulated depreciation and
           amortization                                              379,618            343,543             341,826
                                                              ---------------     --------------     ---------------
                                                                $    349,790        $   297,424        $    302,851
                                                              ===============     ==============     ===============


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

The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of Mexx Group B.V. on May 23, 2001.

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the sale were primarily used to repay the outstanding balance of the Bridge Loan. On August 7, 2001, availability under the Bridge Loan was reduced to 50.0 million Euros (or $43.9 million based on the exchange rate in effect on such date), which remained undrawn as of November 9, 2001 and expires on November 16, 2001.


9.   RESTRUCTURING CHARGE

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pre-tax), representing a charge of $6.5 million, principally to cover the closure of eight underperforming Specialty Retail stores, the closure of one of our divisional offices and severance-related costs, offset by $1.1 million of the Company's previous restructuring liability originally recorded in December 1998 deemed to be no longer necessary.

In December 2000, the Company recorded a restructuring charge of $15.6 million (pre-tax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of nearly 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. Asset writedowns of $2.4 million consist principally of showrooms and administrative offices deemed no longer necessary in our Wholesale Apparel segment. These asset writedowns are expected to be completed in early 2002. The fiscal 2000 restructuring charges reduced net income by $13.5 million (post-tax), or $.25 per common share.

A summary of the changes in the restructuring reserves is as follows:

                                                                                  Estimated
                                                             Operating and        Occupancy
                                          Store Closure     Administrative     Costs and Asset
                                              Costs              Costs           Write Downs            Total
                                        ------------------ ------------------  -----------------  ------------------
     Balance at December 30, 2000             $   5.5            $  11.4             $   2.6            $  19.5
        Spending for nine months
          ended September 29, 2001               (1.9)              (7.2)               (1.4)             (10.5)
                                        ------------------ ------------------  -----------------  ------------------
     Balance at September 29, 2001            $   3.6            $   4.2             $   1.2            $   9.0
                                        ================== ==================  =================  ==================

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  CASH DIVIDENDS and COMMON STOCK REPURCHASE

On October 4, 2001, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.1125 per share, to be paid on December 10, 2001 to stockholders of record at the close of business on November 19, 2001. Also, on January 25, 2001, the Company's Board of Directors authorized the Company to purchase up to an additional $150 million of its common stock in open market purchases and privately negotiated transactions. As of November 9, 2001, the Company has $218.3 million remaining in buyback authorization including previously authorized amounts.


11.  EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share.

                                                         Nine Months Ended                Three Months Ended
                                                   -------------------------------  -------------------------------
                                                    September 29,    September 30,   September 29,   September 30,
     (Dollars in thousands)                             2001            2000             2001            2000
     ----------------------                        ---------------  --------------  --------------- ---------------
     Net income                                      $    150,578     $   145,017     $     72,611    $     67,072

     Weighted average common shares outstanding            51,976          53,936           52,213          52,771

     Effect of dilutive securities:
         Stock options and restricted stock
         grants                                               562             417              538             451
                                                   ---------------  --------------  --------------- ---------------

     Weighted average common shares outstanding
         and common share equivalents                      52,538           54,353          52,751          53,222
                                                   ===============  ==============  =============== ===============


12.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended September 29, 2001, the Company made income tax payments of $24,727,000 and interest payments of $21,364,000. During the nine months ended September 30, 2000, the Company made income tax payments of $40,532,000 and interest payments of $11,957,000.


13.  SEGMENT REPORTING

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

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                        For the Nine Months Ended September 29, 2001
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale        Retail        Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel                    Eliminations
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $ 1,787,893    $   342,921     $  421,921     $     9,306    $ 2,562,041

Intercompany sales                             152,903         18,250             --        (171,153)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $ 1,940,796    $   361,171     $  421,921     $  (161,847)   $ 2,562,041
                                          =============  =============   ============   =============  =============

Segment operating profit from
   external customers                      $   194,731    $    19,704     $   41,136     $     3,052    $   258,623

Intercompany segment operating
   profit (loss)                                32,398          7,281             --         (39,679)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   227,129    $    26,985     $   41,136     $   (36,627)   $   258,623
                                          =============  =============   ============   =============  =============

                                                        For the Nine Months Ended September 30, 2000
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale        Retail        Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel                    Eliminations
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $ 1,713,826    $   282,061     $  344,334     $     9,930    $ 2,350,151

Intercompany sales                             144,569         18,670             --        (163,239)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $ 1,858,395    $   300,731     $  344,334     $  (153,309)   $ 2,350,151
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $   176,739    $    22,100     $   36,722     $    (2,128)   $   233,433

Intercompany segment operating
   profit (loss)                                35,776          5,986             --         (41,762)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   212,515    $    28,086     $   36,722     $   (43,890)   $   233,433
                                          =============  =============   ============   =============  =============

                                                        For the Three Months Ended September 29, 2001
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale        Retail        Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel                    Eliminations
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   697,007    $   141,929     $  167,255     $     2,165    $ 1,008,356

Intercompany sales                              60,449          9,116             --         (69,565)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   757,456    $   151,045     $  167,255     $   (67,400)   $ 1,008,356
                                          =============  =============   ============   =============  =============

Segment operating profit from
   external customers                      $    88,226    $    15,845     $   17,987     $       644    $   122,702

Intercompany segment operating
   profit (loss)                                12,723          3,246             --         (15,969)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   100,949    $    19,091     $   17,987     $   (15,325)   $   122,702
                                          =============  =============   ============   =============  =============

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                        For the Three Months Ended September 30, 2000
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale        Retail        Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel                    Eliminations
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   613,601    $   136,041     $  125,830     $     3,553    $   879,025

Intercompany sales                              61,084         11,077             --         (72,161)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   674,685    $   147,118     $  125,830     $   (68,608)   $   879,025
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $    74,833    $    21,701     $   13,343     $    (3,741)   $   106,136

Intercompany segment operating
   profit (loss)                                 3,774          2,027             --         (15,801)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $    88,607    $    23,728     $   13,343     $   (19,542)   $   106,136
                                          =============  =============   ============   =============  =============

                                               September 29,   September 30,
(Dollars in thousands)                              2001            2000
----------------------                         --------------- ---------------
Segment assets:
     Wholesale Apparel                           $  1,663,499    $  1,453,067
     Wholesale Non-Apparel                            220,628         210,967
     Retail                                           386,583         158,973
     Corporate/Eliminations                           192,926         204,384
                                               --------------- ---------------
                                                 $  2,463,636    $  2,027,391
                                               =============== ===============

                                                     Nine Months Ended                Three Months Ended
                                               -------------------------------  -------------------------------
                                               September 29,   September 30,    September 29,   September 30,
(Dollars in thousands)                              2001            2000             2001            2000
----------------------                         --------------- ---------------  --------------- ---------------
Revenue from external customers:
     Domestic                                    $  2,287,995    $  2,264,163     $    843,066    $    848,700
     International                                    274,046          85,988          165,290          30,325
                                               --------------- ---------------  --------------- ---------------
                                                 $  2,562,041    $  2,350,151     $  1,008,356    $    879,025
                                               =============== ===============  =============== ===============

                                               September 29,   September 30,
(Dollars in thousands)                              2001            2000
----------------------                         --------------- ---------------
Segment assets:
     Domestic                                    $  1,990,700    $  1,966,150
     International                                    472,936          61,241
                                               --------------- ---------------
                                                 $  2,463,636    $  2,027,391
                                               =============== ===============

A reconciliation to adjust segment assets to consolidated assets follows:

                                               September 29,   September 30,
(Dollars in thousands)                              2001            2000
----------------------                         --------------- ---------------
Total segment assets                             $  2,463,636    $  2,027,391
Intercompany receivables                              (23,697)        (27,157)
Investments in wholly-owned subsidiaries             (303,755)       (288,444)
Other                                                  (2,155)         29,783
                                               --------------- ---------------
Total consolidated assets                        $  2,134,029    $  1,741,573
                                               =============== ===============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


14.  ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133," which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 in the first quarter of 2001. The cumulative effect of adoption did not result in a material impact on the Company's financial position, results of operations or cash flows.

The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transactions are completed and are accounted for as part of the underlying transaction. As of September 29, 2001, the Company had forward contracts maturing through April 2002 to sell 58,782,000 European Euros, contracts maturing through December 2001 to sell 10,000,000 Canadian dollars and contracts maturing through March 2002 to sell 1,900,000 British pounds sterling. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $63,925,000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at September 29, 2001. The Company also has average rate collar contracts with a notional amount of $27 million maturing through May 2002.


15.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning December 30, 2001, the first day of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment; intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company will adopt SFAS No. 142 beginning December 30, 2001 and is currently evaluating the impact of the adoption of SFAS No. 142 on its results of operations and financial position. The amortization of goodwill and intangibles for the nine months ended September 29, 2001 totaled $12.3 million.

                                                                              14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company") operates the following business segments:
Wholesale Apparel, Wholesale Non-Apparel and Retail. As a result of the acquisition of Mexx Group B.V. ("MEXX"), the Company is also segmenting its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail, outlet and concession stores based outside of the United States). The Wholesale Apparel Segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks. The Retail segment operates specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public. All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 13 of Notes to Condensed Consolidated Financial Statements.

On May 23, 2001, the Company completed its acquisition of all the outstanding capital stock of MEXX, a privately held fashion apparel and accessories company, incorporated and existing under the laws of The Netherlands. MEXX designs and markets a wide range of merchandise for women, men and children under the MEXX brand name. MEXX's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East, with MEXX's core markets being the Benelux and Germanic regions. MEXX products, which are in the mid-price range, are targeted at the 20-40 year old modern, urban consumer. In fiscal 2000 and 1999, MEXX's net sales were approximately 382 million Euros (or $352.9 million based on the average exchange rate for such period) and 283.5 million Euros (or $261.9 million based on the average exchange rate for such period), respectively.

MEXX's wholesale business, which represented approximately 66% and 67% of MEXX's total net sales for fiscal 2000 and 1999, respectively, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business which accounted for approximately 29% and 29% of MEXX's total net sales in fiscal 2000 and 1999, respectively, consists of approximately 61 company owned and operated retail stores, 107 concession shop-in-shop stores (where the space is owned and operated by the department store while MEXX owns the inventory) and 34 high street concession stores (whereby the store is leased and operated by the partner while MEXX owns the inventory). In addition, MEXX operates approximately 14 factory outlets. MEXX also manages a variety of product licenses for non-apparel items such as fragrances, shoes, handbags, costume jewelry and watches.

Third quarter ended September 29, 2001 compared to third quarter ended
----------------------------------------------------------------------
September 30, 2000
------------------

Net sales for the third quarter of 2001 were $1,008.4 million, an increase of $129.3 million , or 14.7%, over net sales for the third quarter of 2000. This result reflected net sales increases of 12.3% in our Wholesale Apparel segment (to $757.5 million), 2.7% in Wholesale Non-Apparel (to $151.0 million) and 32.9% in Retail (to $167.3 million). The increase in our International segment was 441.5%, (to $165.3 million), due primarily to the inclusion of sales of our recently acquired MEXX business, and net sales in our Domestic segment declined by 0.7% (to $843.1 million).

The increase in net sales of our Wholesale Apparel segment primarily reflected the inclusion of sales of MEXX and our licensed CITY DKNY(R) business (launched in February 2001) and a full quarter of sales in our licensed KENNETH COLE NEW YORK Women's apparel line (launched in August 2000). The sales increase also reflected sales increases in our Special Markets and LUCKY BRAND DUNGAREES businesses, due in each case to higher unit volume, and our SEGRETS business, due to higher average unit selling prices. These increases were partially offset by sales declines in our core Casual and ELISABETH businesses, resulting from planned lower unit volume. We also experienced declines in our Career business, due to lower unit volume and lower average unit selling prices, our LAUNDRY business, due primarily to lower unit volume, and our CLAIBORNE Men's business, due to a shift in shipments from the third to the fourth quarter made as an accommodation to customers.

                                                                              15
The increase in our Wholesale Non-Apparel segment was primarily due to net sales increases in our Jewelry business, which reflected higher unit volume and higher average unit selling prices as well as the inclusion of sales from our MONET business (acquired in July 2000), and, to a lesser extent, our Handbags business, principally due to higher unit volume. These gains were partially mitigated by slight declines in our Fashion Accessories business, due to lower average unit selling prices, and our Cosmetics business, due to a shift in shipments from the third to the fourth quarter made as an accommodation to customers, partially offset by sales of our MAMBO fragrance, which was launched in August 2001.

The increase in net sales of our Retail segment reflected increases in our Outlet store sales, primarily due to 39 additional stores (including 14 MEXX stores) on a period-to-period basis (we ended the third quarter with 196 Outlet stores), and our Specialty Retail Store sales, primarily due to 24 new LUCKY BRAND DUNGAREES stores and 61 MEXX stores on a period-to-period basis (we ended the quarter with a total of 185 Specialty Retail stores), as well as the addition of 34 MEXX high street concession stores and 107 MEXX concession shop-in-shop stores (we ended the quarter with a total of 458 concession stores). These increases were partially offset by a low single-digit comparable store sales decrease in our Outlet Stores and a high single-digit comparable store sales decrease in our Specialty Retail stores due in part to the weakness at retail experienced after the events of September 11, 2001.

Gross profit dollars increased $72.7 million, or 20.7%, in 2001 over 2000. Gross profit as a percent of sales increased to 42.0% in 2001 from 39.9% in 2000 due in part to the inclusion of our recently acquired MEXX business, which runs at a higher gross margin rate than the Company average, and the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base. The increase in gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes implemented in late 1999. The Company also benefited from higher margins realized in our MONET, LAUNDRY, DANA BUCHMAN, and SEGRETS businesses. These increases were partially offset by lower gross margins in our CLAIBORNE Men's, Career, ELISABETH and KENNETH COLE NEW YORK Women's businesses.

Selling, general and administrative expenses ("SG&A") increased $61.5 million, or 25.7%, in 2001 over 2000. These expenses as a percent of sales increased to 29.8% in 2001 from 27.2% in 2000. These results principally reflected the inclusion of MEXX and the increased penetration of our Retail segment, each of which has a relatively higher SG&A rate than the Company average, higher SG&A rates in our Wholesale Non-Apparel segment primarily due to higher marketing costs in our Cosmetics business associated with the launch of our MAMBO brand and relatively higher SG&A rates in our recently acquired MONET business. The reduced sales penetration of our relatively lower-cost Casual, Career and ELISABETH businesses also contributed to the increase. Additionally, the Company incurred higher goodwill amortization generated by the recent acquisitions of our MEXX and MONET businesses. The increase in the dollar level of our SG&A was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives.

In September 2000, the Company recorded a restructuring charge of $5.4 million (pre-tax), net of $1.1 million of a prior period restructuring charge deemed no longer necessary. This charge was principally to cover the closure of eight under-performing specialty retail stores, the closure of one of our divisional offices, and severance related costs. This charge reduced net income by $3.5 million, or $0.06 per common share, in the third quarter of 2000. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring charge.

As a result of the factors described above, operating income before the 2000 restructuring charge increased $11.2 million, or 10.0%, to $122.7 million in the third quarter of 2001. Operating income as a percent of sales decreased to 12.2% in 2001 compared to 12.7% in 2000 due primarily to the inclusion of MEXX, which runs at an operating profit margin lower than the Company average. Segment operating profit in our Wholesale Apparel segment increased $12.3 million to $100.9 million (13.3% of sales) in 2001 compared to $88.6 million (13.1% of sales) in 2000, principally reflecting increased profit dollars in our DKNY(R) JEANS Women's, DANA BUCHMAN, SEGRETS, LUCKY BRAND DUNGAREES Wholesale, Special Markets and LAUNDRY businesses and the inclusion of the profits from our recently acquired MEXX business, partially offset by reduced profits in our Casual, ELISABETH, Career, KENNETH COLE NEW YORK Women's, CLAIBORNE Men's and CRAZY HORSE Men's businesses. Operating profit in our Wholesale Non-Apparel segment decreased $4.6 million to $19.1 million (12.6% of sales) in 2001 compared to $23.7 million (16.1% of sales) in 2000, primarily due to reduced profit dollars in our Cosmetics (reflecting reduced sales of our LUCKY YOU and CANDIE'S (R) fragrances and increased costs from our recently-launched MAMBO fragrance), Handbags and Fashion Accessories businesses, partially offset by increases in our Jewelry business, primarily due to our MONET business. Segment operating profit in our Retail

                                                                              16
segment increased $4.7 million to $18.0 million (10.8% of sales) in 2001 compared to $13.3 million (10.6% of sales) in 2000, principally reflecting an increase in our Specialty Retail store profits due to higher gross margins overall, 24 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, and the inclusion of the profits from the MEXX Retail stores, partially offset by higher operating expenses in our Outlet store business.

Net other expense in the third quarter of 2001 was $0.4 million, comprised of minority interest and other non-operating expenses, compared to net other income of $5.2 million in 2000. Last year's other income included a special investment gain of $5.4 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense in the third quarter of 2001 was $8.8 million compared to $6.5 million in 2000. This increase of $2.3 million represents the incremental interest cost on the debt incurred to finance our strategic initiatives including costs associated with our recently acquired businesses, the repurchase of common stock in the prior year and capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops.

For the third quarter our effective income tax rate remained unchanged at 36.0%. The 36.0% reflected our current estimate of our full year effective income tax rate.

Net income increased in 2001 to $72.6 million from $67.1 million in 2000 and declined as a percent of net sales to 7.2% in 2001 from 7.6% in 2000, due to the factors described above. Net income for the third quarter of 2000 includes the after-tax effects of the $3.5 million prior year restructuring charge and $3.5 million special investment gain. Diluted earnings per common share ("EPS") increased 9.5% to $1.38 in 2001 from $1.26 in 2000, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Our average diluted shares outstanding declined by 471,000 shares in the third quarter of 2001 on a period-to-period basis, to 52.8 million, as a result of our stock repurchase program. We purchased 77,500 shares during the third quarter of 2001 for $2.9 million. Since the end of the third quarter, we have not purchased any additional shares. As of November 9, 2001, we have $218.3 million remaining in our buyback authorization.

Nine months ended September 29, 2001 compared to nine months ended September 30,
--------------------------------------------------------------------------------
2000
----

Net sales for the nine months of 2001 were $2,562.0 million, an increase of $211.9 million, or 9.0%, over net sales for the nine months of 2000. This result reflected net sales increases of 4.4% in our Wholesale Apparel segment (to $1,940.8 million), 20.1% in Wholesale Non-Apparel (to $361.2 million) and 22.5% in Retail (to $421.9 million). Our International net sales increased by 218.7% (to $274.0 million), due primarily to the inclusion of sales of our recently acquired MEXX and MONET businesses, and our Domestic net sales increased by 1.1% (to $2,288.0 million).

The increase in net sales of our Wholesale Apparel segment primarily reflected the inclusion of sales of our MEXX business, our licensed CITY DKNY(R) business, our licensed KENNETH COLE NEW YORK Women's apparel line and our CRAZY HORSE Men's apparel line, as well as sales increases in our LUCKY BRAND DUNGAREES and Special Markets businesses, due in each case to higher unit volume, our DANA BUCHMAN business, due to higher average unit selling prices, and our DKNY(R) JEANS Women's business due to higher unit volume and higher average unit selling prices. These increases were partially offset by sales declines in our Casual and ELISABETH businesses due in each case to planned lower unit volume and lower average unit selling prices, and our Career and LAUNDRY businesses due to lower unit volume, as well as the licensing of our dress business in February 2000.

The increase in our Wholesale Non-Apparel segment was primarily due to the significant net sales increases in our Jewelry business, due to the inclusion of sales from our MONET business, and our Cosmetics business, due to the launches of our MAMBO and LUCKY YOU fragrances in August 2001 and August 2000, respectively. To a lesser extent, there was also a sales increase in our Fashion Accessories business, principally reflecting higher average unit prices. These gains were partially mitigated by a decline in our Handbags business due to lower average unit prices.

The increase in net sales of our Retail segment reflected increases in our Outlet store sales, primarily due to 39 additional stores (including 14 MEXX stores) on a period-to-period basis, and in our Specialty Retail Store sales, primarily due to 24 new LUCKY BRAND DUNGAREES stores and 61 MEXX stores on a period-to-period basis, as well as the addition of 34 MEXX high street concession stores and 107 MEXX concession shop-in-shop stores, as well as a LUCKY BRAND DUNGAREES comparable store sales increase. These increases were partially offset by a low single-digit comparable store sales decrease in our Outlet Stores and a low single-digit comparable store sales decrease in the balance of our Specialty Retail stores.

                                                                              17
Gross profit dollars increased $133.1 million, or 14.5%, in 2001 over 2000. Gross profit as a percent of sales increased to 41.2% in 2001 from 39.2% in 2000 due to the increased penetration of our relatively higher-margin Wholesale Non-Apparel segment, primarily due to the inclusion of our MONET business and the launch of our MAMBO and LUCKY YOU fragrances, as well as the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base. The increase in gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems implemented in late 1999 and revamped business processes. The Company also benefited from the inclusion of MEXX, which runs at a relatively higher gross margin rate than the Company average, and higher margins realized in our Specialty Retail, DANA BUCHMAN, SEGRETS, Career and DKNY(R) JEANS Women's businesses. These increases were partially offset by lower gross margins in our CRAZY HORSE Men's, LAUNDRY and Casual businesses.

SG&A increased $113.4 million, or 16.6%, in 2001 over 2000. These expenses as a percent of sales increased to 31.1% in 2001 from 29.0% in 2000, principally reflecting the increased penetration of our Wholesale Non-Apparel segment (which experienced higher marketing costs in our Cosmetics business associated with the launch of our MAMBO and LUCKY YOU brands and relatively higher SG&A rates in our recently acquired MONET business) and our Retail segment, as well as our recently acquired MEXX business, all of which run at a relatively higher SG&A rate than the Company average. The reduced sales penetration of our relatively lower-cost Wholesale Apparel segment (resulting from lower sales in our Casual, Career and ELISABETH businesses) also contributed to the increase. Additionally, the Company incurred higher compensation expenses as a result of the vesting of certain incentive equity instruments previously granted under the Company's stock incentive plan, as well as goodwill amortization generated by our recent acquisitions. The increase in the dollar level of our SG&A was mitigated by ongoing Company-wide expense management and cost reduction initiatives.

As a result of the factors described above, operating income, before a prior year pre-tax restructuring charge of $5.4 million, increased $19.8 million, or 8.3%, to $258.6 million in the nine months of 2001. Operating income as a percent of sales decreased slightly to 10.1% in 2001 compared to 10.2% in 2000, due to the inclusion of MEXX, which runs at an operating profit margin lower than the Company average. Segment operating profit in our Wholesale Apparel segment increased $14.6 million to $227.1 million (11.7% of sales) in 2001 compared to $212.5 million (11.4% of sales) in 2000, principally reflecting increased profit dollars in our DANA BUCHMAN, DKNY(R) JEANS Women's, SEGRETS and LUCKY BRAND DUNGAREES businesses and the inclusion of the profits from our recently acquired MEXX business, partially offset by reduced sales in our Casual, Special Markets and LAUNDRY businesses. Operating profit in our Wholesale Non-Apparel segment decreased $1.1 million to $27.0 million (7.5% of sales) in 2001 compared to $28.1 million (9.3% of sales) in 2000, primarily due to reduced profit dollars in our Fashion Accessories business, partially offset by the inclusion of the profits from our recently acquired MONET business and, to a lesser extent, the launches of our MAMBO and LUCKY YOU fragrances and increased profit dollars in our Handbags business. Segment operating profit in our Retail segment increased $4.4 million to $41.1 million (9.7% of sales) in 2001 compared to $36.7 million (10.7% of sales) in 2000, principally reflecting an increase in our Specialty Retail store profits due to higher gross margins overall, 24 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, and the inclusion of the profits from the Retail stores of our recently acquired MEXX business, partially offset by higher operating expenses in our Outlet store business.

Net other expense in the nine months of 2001 was $2.7 million, comprised of minority interest and other non-operating expenses, compared to net other income of $7.5 million in 2000. Last year's other income included a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

Net interest expense in the nine months of 2001 was $20.6 million compared to $14.3 million in 2000. This increase of $6.3 million represents the incremental interest cost on the debt incurred to finance our strategic initiatives including costs associated with our recently acquired businesses, the repurchase of common stock and capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops.

For the nine months our effective income tax rate remained unchanged at 36.0%. The 36.0% reflected our current estimate of our full year effective income tax rate.

Due to the factors described above, net income (excluding the effect of last year's after-tax restructuring charge of $3.5 million and an after-tax special investment gain of $5.6) increased $7.7 million to $150.6 million in 2001 and declined as a percent of net sales to 5.9% in 2001 from 6.1% in 2000. Net income including the restructuring charge

                                                                              18
and special investment gain increased $5.6 million in 2001 to $150.6 million from $145.0 million in 2000 and declined as a percent of net sales to 5.9% in 2001 from 6.2% in 2000. Diluted EPS increased 9.1% to $2.87 in 2001 from $2.63 in 2000 (excluding last year's restructuring charge and special investment gain), reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Diluted EPS, including the restructuring charge and special investment gain was $2.87 in 2001 compared to $2.67 in 2000. Our average diluted shares outstanding declined by 1.8 million in the nine months of 2001 on a period-to-period basis, to 52.5 million, as a result of our stock repurchase program. We purchased 77,500 shares during the nine months of 2001 for $2.9 million.


FORWARD OUTLOOK
---------------

The September 11, 2001 terrorist actions and the United States and international responses have created considerable economic uncertainty which could have an adverse impact on consumer confidence and buying patterns, the shipping and importing of products and other factors affecting the Company and the retail industry in general. These uncertainties have exacerbated the previously existing challenges in the retail environment. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. For the fourth quarter of 2001, we are optimistic that we can achieve a 15%-17% sales increase and diluted EPS in the range of $.93 to $.97. That would bring our sales increase for 2001 to between 10% and 11%, with diluted EPS for fiscal 2001 in the range of $3.80-$3.84. Pro forma for the adoption of SFAS No.142, "Accounting for Goodwill and other Intangibles," we estimate that 2001 diluted EPS would range from $3.95 to $3.99. For 2002, based on current visibility and conservative business planning, we are optimistic that as a result of our diverse portfolio of brands we can achieve a sales increase of 4% to 6% and diluted EPS in the range of $4.15 to $4.25, reflecting that adoption of SFAS 142 which we estimate will contribute $0.18 to 2002 diluted EPS. Refer to "PART II -
ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" for a discussion of the risks and uncertainties relating to the foregoing forward-looking statements.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

We ended the third quarter of 2001 with $54.1 million in cash and marketable securities, compared to $21.9 million at the end of the 2000 third quarter, and $631.8 million of debt compared to $437.3 million of debt outstanding at the end of the third quarter of 2000. This $162.3 million change in our cash and debt position over the last twelve months is primarily attributable to our expenditure of $251.7 million for purchase price payments in connection with the acquisitions of Mexx Group B.V. and Segrets, Inc., net of cash acquired, $99.2 million for capital expenditures primarily related to the technological upgrading of our distribution facilities and information systems and in-store merchandise shops and $46.9 million for the repurchase of common stock, offset by the proceeds from the Eurobond issuance and the reclassification of $19.0 million of the Company's ownership of Kenneth Cole Productions, Inc. Class A stock (see Note 2 of Notes to Consolidated Financial Statements for information regarding this investment). Our borrowings under the commercial paper program peaked at $388.8 million during the quarter.

Net cash used in operating activities for the nine months of 2001 was $65.2 million, compared to $11.9 million in 2000. This $53.3 million change in cash flow was primarily due to a $316.1 million use of cash for working capital in 2001 compared to $234.5 million in 2000, driven specifically by year over year changes in the accounts receivable and accrued expense balances.

Our accounts receivable ended the quarter at $629.4 million, up 16.0% over last year, primarily reflecting the assumption of the accounts receivable of our recently acquired MEXX business, which accounted for approximately 88% of the increase.

Inventory increased $88.7 million, or 19.4%, at the third quarter end 2001 compared to 2000. Excluding the inventories of MEXX, our inventories were up 5.5%. The majority of this increase was driven by our Outlet and Specialty Retail store openings. Excluding our MEXX and newly opened stores, inventories were up less than 2%. Our average inventory turnover rate decreased to 3.9 times (4.0 times excluding MEXX) in 2001 from 4.4 times in 2000.

Net cash used in investing activities was $330.6 million in 2001, compared to $120.3 million in 2000. The 2001 net cash used primarily reflected purchase price payments of $249.1 million in connection with the acquisitions of our MEXX and MONET businesses, along with capital and in-store merchandise shop expenditures of $77.3 million, compared to the 2000 capital and in-store merchandise shop expenditures of $64.9 million and purchase price

                                                                              19
payments of $56.6 million in connection with the acquisitions of our MONET, LAUNDRY, LUCKY BRAND DUNGAREES and KENNETH COLE licensed businesses.

Net cash provided by financing activities was $377.0 million in 2001, compared to $117.3 million in 2000. The $259.7 million year over year increase primarily reflected the assumption of $319.8 million of additional long-term debt to finance the May 2001 purchase of MEXX, a decrease of $199.3 million expended for stock purchases during the nine months of 2001 compared to 2000, and an increase in net proceeds from the exercise of stock options of $24.5 million, partially offset by a net repayment of the commercial paper program of $36.5 million during the nine months of 2001 compared to net borrowings of $321.2 million in 2000.

Our anticipated capital expenditures for the full year 2001 approximate $95 million, of which $77.3 million has been expended through September 29, 2001. These expenditures consist primarily of in-store merchandise shops the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of an additional 12 Outlet and 16 Specialty Retail stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

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

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the sale were primarily used to repay the outstanding balance of the Bridge Loan. On August 7, 2001, availability under the credit facility was reduced to 50.0 million Euros (or $43.9 million based on the exchange rate in effect on such date), which remained undrawn as of November 9, 2001 and expires on November 16, 2001.

In November 2000, the Company received a $750 million financing commitment under a bank revolving credit facility to finance our liquidity needs, replacing our previously existing $600 million facility. This bank facility, which has received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. At September 29, 2001, the Company had approximately $312.0 million outstanding under our commercial paper program. Also, MEXX has short-term credit facilities available of approximately
31.8 million Euros (or $29.1 million based on the exchange rate in effect on such date) as of September 29, 2001, which remained undrawn as of November 9, 2001. In addition, we have in place $392 million of letter of credit facilities primarily to support our merchandise purchasing requirements. At September 29, 2001, we had approximately $231 million outstanding under these letter of credit facilities. We anticipate that our cash flows from operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary. We are in the process of finalizing a renewal of the $500 million 364-day portion of this bank revolving credit facility.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, Bridge Loan and commercial paper program expose us to market risk for changes in interest rates. We have not employed interest rate hedging to mitigate the risks with respect to our floating rate facilities. We believe that our recent Eurobond offering, which is a fixed rate obligation, mitigates the risks with respect to our variable rate financing.

The acquisition of MEXX, which transacts business in foreign currencies, increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year

                                                                              20
and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding our foreign exchange contracts as of September 29, 2001.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and later transferred to the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Action. To date, more than a dozen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The settlement agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for a Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2001, or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "remains optimistic" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or

                                                                              21
more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, fluctuations in foreign currency exchange rates, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its commitments with actual orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing, including currency rate fluctuations; and risks associated with terrorist activities.

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

                                                                              22
The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10(a)* Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan").

         10(b)* Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan.

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

DATE:  November 13, 2001


       LIZ CLAIBORNE, INC.                LIZ CLAIBORNE, INC.



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