Form 10-K
period 2001-12-29
CLAIBORNE LIZ INC
filed 2002-03-25
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 29, 2001
                          ------------------

Commission File Number 0-9831
                       ------

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

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 20, 2002, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,141,543,939.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 20, 2002: 105,560,247 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 2002-Part III.

                                     PART I
                                     ------

Item 1.   Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

     Liz Claiborne, Inc. designs and markets an extensive range of branded women and men's apparel, accessories and fragrance products. Our current portfolio of 26 brands spans most apparel and non-apparel categories, reaching consumers regardless of age, gender, size, attitude, shopping or value preference. Our products run the full fashion gamut, from classic and traditional to modern and contemporary, for every wearing occasion. Our brands include CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, EMMA JAMES, FIRST ISSUE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND, MEG ALLEN, MEXX, MONET, RUSS, SIGRID OLSEN and VILLAGER. In addition, we hold certain licenses for men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks, women's sportswear under the CITY DKNY(R) trademark, women's apparel products under the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks, and fragrance, cosmetic and beauty products under the CANDIE'S trademark.

     Under our multi-channel distribution strategy, our brands are available at over 26,000 different retail locations throughout the world, including virtually all upscale, mainstream, promotional and chain department stores and the Company's own specialty and outlet stores, and on our Lucky Brand, Elisabeth and Mexx E-commerce sites. We believe that we are one of the largest suppliers of "better" women's branded apparel in the United States.

     At March 20, 2002, our order book reflected unfilled customer orders for approximately $803 million of merchandise, as compared to approximately $610 million at March 20, 2001. We expect that substantially all such orders will be filled within the 2002 fiscal year. Order book data at any given date is materially affected by the timing of recording orders and of shipments and seasonal factors. Accordingly, order book data should not be taken as indicative of eventual actual shipments or net sales, or as providing meaningful period-to-period comparisons.

     On May 23, 2001, we completed the purchase of the entire equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel and accessories company incorporated and existing under the laws of The Netherlands. Mexx designs and markets a wide range of merchandise for women, men and children under several trademarks, including MEXX. MEXX products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East.

     As used herein,  the terms  "Company",  "we",  "us" and "our" refers to Liz
Claiborne,  Inc.,  a  Delaware  corporation,   together  with  its  consolidated
subsidiaries.

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. In addition, we license to third parties the right to manufacture, market and sell at wholesale selected products bearing the Company's trademarks. Wholesale Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers women's and men's apparel under various trademarks owned or licensed by the Company. Wholesale Non-Apparel consists of businesses that design, manufacture and market to our wholesale customers accessories, cosmetics and jewelry products under various trademarks owned or licensed by the Company. Retail consists of businesses that sell merchandise designed and manufactured by the Wholesale Apparel and Wholesale Non-Apparel segments to the public through Company-operated specialty retail and outlet stores, and concession stores where our products are sold in third-party owned locations. In addition, as a result of the acquisition of Mexx, the Company is also segmenting its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States.)

     Wholesale Apparel. We offer a variety of women's and men's apparel products. Substantially all products in each sportswear collection are sold at retail as separate items.

     The Casual business offers casual sportswear in misses and petite sizes under three of our trademarks: LIZSPORT, which offers all-American sportswear, including twill products, for less formal work settings and casual occasions; LIZWEAR, which offers denim and denim-related sportswear, including twills and fashion coordinates; and LIZ & CO., our soft dressing concept, which offers versatile casual knitwear.

     The LIZ CLAIBORNE WOMAN business (formerly the ELISABETH business) offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under our LIZ CLAIBORNE WOMAN trademark. We ceased offering ELISABETH branded merchandise to department stores in 2001; we continue, however, to offer a line of ELISABETH products through our ELISABETH retail stores.

     The Mexx business offers a range of men's, women's and children's fashion apparel and accessories for sale outside of the United States under several trademarks including MEXX, which offers fully coordinated city and casual wear, MEXXSPORT, which offers sportswear, and XX BY MEXX, which offers coordinated separates. See Note 2 of Notes to Consolidated Financial Statements.

     The Men's business offers men's business-casual wear, sportswear and dress shirts under our CLAIBORNE trademark and a line of moderate priced men's wear under our CRAZY HORSE trademark.

     The Career (COLLECTION) business offers professional careerwear with desk-to-dinner versatility in misses and petite sizes under the LIZ CLAIBORNE trademark.

     The DANA BUCHMAN business offers collections of products for the women's "bridge" market (the market between the "better" and "designer" markets) with elegant styling in distinctive fabrics, in misses, large and petite sizes under our DANA BUCHMAN trademark.

     The Special Markets business offers women's updated career and casual clothing at more moderate prices under the following Company trademarks: EMMA JAMES (related separates for the casual workplace, sold in department stores nationally and in Japan), VILLAGER (relaxed separates for soft career and weekend dressing, sold in regional department stores), FIRST ISSUE (relaxed career and everyday wear, sold principally in Sears department stores), RUSS (casual separates, sold principally in Wal-Mart stores), and CRAZY HORSE (casual separates, sold principally at J.C. Penney stores). We recently announced that we will phase-out our MEG ALLEN line, currently offered through Target Stores, in the third quarter of 2002. In January 2002, we introduced a line of fashion-forward women's apparel under the AXCESS trademark, to be offered at Mervyn's and Kohl's department stores. See "Competition; Certain Risks" below.

     We hold the exclusive license (subject to certain territorial limitations) to design, produce, market and sell men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale in the Western Hemisphere. We also hold the exclusive license (subject to certain territorial limitations) to design, produce, market and sell a line of women's career and casual sportswear for the "better" market, under the CITY DKNY (R) trademark; shipping of this line commenced in January 2001.

     Our SIGRID OLSEN business, which we own by virtue of our ownership of 97.5% of Segrets, Inc. ("Segrets") offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN
COLLECTION, which offers classic sportswear with a contemporary influence, SIGRID OLSEN SPORT, which offers updated casual sportswear with a novelty inspiration, and SO BLUE BY SIGRID OLSEN, which offers contemporary casual sportswear with a jeanswear influence.

     The LUCKY BRAND business, which we own by virtue of our ownership of 85% of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky"), offers women's and men's denim-based sportswear under various Lucky trademarks.

     We hold the exclusive license (subject to certain territorial limitations) to manufacture, design, market and distribute, in North America, a "better" women's modern sportswear line under the KENNETH COLE NEW YORK label, a women's status denim and sportswear line under the REACTION KENNETH COLE label (which commenced shipping in January 2001), and a junior-sized apparel line under the UNLISTED.COM label (which has not yet commenced shipping). We also hold the exclusive license to manufacture, design, market and distribute socks and belts bearing the KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM labels.

     The LAUNDRY business offers women's modern sportswear and dresses under the LAUNDRY BY SHELLI SEGAL label, primarily to select department and specialty stores.

     Each of the above businesses presented four seasonal collections during 2001, except DANA BUCHMAN, which presented three collections and LAUNDRY which presented five collections.

     For further information regarding our SIGRID OLSEN, LUCKY BRAND, LAUNDRY and MEXX businesses, see Note 2 of Notes to Consolidated Financial Statements. For further information regarding the DKNY and Kenneth Cole licensing arrangements, see Note 3 of Notes to Consolidated Financial Statements.

     In 2000, we licensed the right to design, manufacture, market, distribute and sell dresses under the Liz Claiborne Dresses and Elisabeth DRESSES trademarks to Leslie Fay Marketing, Inc., a subsidiary of the Leslie Fay Company. We continue to produce dresses as part of the COLLECTION, ELISABETH, LIZSPORT, LIZWEAR and LIZ & CO. sportswear lines and under the LIZ CLAIBORNE WOMAN trademark. See Note 3 of Notes to Consolidated Financial Statements.

     Wholesale Non-Apparel. We offer a wide variety of women's accessory products and men's and women's cosmetic products through its non-apparel business.

     The Accessories business offers an array of handbag/small leather goods and fashion accessories under the LIZ CLAIBORNE trademark.

     The Special Markets Accessories business offers jewelry, handbags and fashion accessories under our CRAZY HORSE, VILLAGER and FIRST ISSUE trademarks.

     The Jewelry business offers a selection of jewelry under the LIZ CLAIBORNE, MONET, TRIFARI and MARVELLA trademarks. For further information regarding the Company's acquisition of the MONET, TRIFARI and MARVELLA trademarks, see Note 2 of Notes to Consolidated Financial Statements.

     The offerings of our Accessories, Special Markets Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of our other product lines.

     Our cosmetics business offers fragrance and bath and body-care products under our LIZ CLAIBORNE, REALITIES, VIVID, CLAIBORNE FOR MEN, CLAIBORNE SPORT, CURVE (for women and men), LIZSPORT and LUCKY YOU LUCKY BRAND (for women and men) trademarks. We commenced shipping a line of cosmetics (for women and men) under the MAMBO trademark in the third quarter of 2001. In addition, pursuant to an exclusive license with CANDIE'S, INC., we offer fragrances, cosmetics and beauty products worldwide under the CANDIE'S trademark.

     Retail. We operate specialty retail stores, outlet stores and concession stores under a variety of Company trademarks. Our United States LIZ CLAIBORNE flagship store, an approximately 17,000 square foot facility, is located on Fifth Avenue in New York City; our European LIZ CLAIBORNE flagship store, an approximately 3,200 square foot facility, is located on Regent Street in London, England. In addition, we operate stores as described below.

     Specialty Retail Stores. As of March 20, 2002, we operated a total of 206 specialty retail stores, comprised of 134 stores within the United States and 72 retail stores outside of the United States, primarily in Western Europe, under various Company trademarks.

     The following table sets forth information with respect to our specialty retail stores:

         U.S. RETAIL SPECIALTY STORES:
     -------------------------- -------------------- --------------------------
      Specialty Store Format     Number of Stores      Average Size of Each
                                                      Store by Square Footage
     -------------------------- -------------------- --------------------------
     Claiborne                            1                    3,086
     Dana Buchman                         4                    5,537
     Elisabeth                           44                    3,267
     Laundry By Shelli Segal              2                    1,536
     Liz Claiborne                       26                    5,805
     Lucky Brand Dungarees               57                    2,270
     -------------------------- -------------------- --------------------------


         FOREIGN RETAIL SPECIALTY STORES:
     -------------------------- -------------------- --------------------------
      Specialty Store Format     Number of Stores      Average Size of Each
                                                      Store by Square Footage
     -------------------------- -------------------- --------------------------
     Liz Claiborne                        1                    3,921
     Mexx                                71                    2,898
     -------------------------- -------------------- --------------------------


     Outlet Stores. As of March 20, 2002, we operated a total of 217 outlet stores, comprised of 179 outlet stores within the United States and 38 outlet stores outside of the Untied States, primarily in Western Europe, under various Company trademarks.

     The following table sets forth information with respect to our outlet stores:

         U.S. OUTLET STORES:
     -------------------------- -------------------- -------------------------
        Outlet Store Format      Number of Stores      Average Size of Each
                                                     Store by Square Footage
     -------------------------- -------------------- -------------------------
     Claiborne                             8                  2,473
     Dana Buchman                         12                  2,242
     DKNY Jeans                           18                  2,941
     Elisabeth                            22                  3,584
     Laundry By Shelli Segal               6                  2,418
     Lucky Brand Dungarees                 1                  3,971
     Liz Claiborne                       108                 10,949
     Sigrid Olsen                          2                  1,996
     Special Brands                        2                  2,750
     -------------------------- -------------------- -------------------------


         FOREIGN OUTLET STORES:
     -------------------------- -------------------- -------------------------
        Outlet Store Format      Number of Stores      Average Size of Each
                                                     Store by Square Footage
     -------------------------- -------------------- -------------------------
     Liz Claiborne                      20                    1,690
     Mexx                               18                    2,945
     -------------------------- -------------------- -------------------------


     Concession Stores. We operate concession stores in select retail stores, under two formats: shop-in-shop stores (where the space is owned and operated by a department store while we own the inventory) and high street concession stores (where the store is leased and operated by a specialty retailer while we own the inventory). As of March 20, 2002, the Company operated a total of 446 concession stores in Western Europe. We do not operate any concession stores in the United States.

     The following table sets forth information with respect to our concession stores:

         FOREIGN CONCESSIONS:
     -------------------------- --------------------
      Concession Store Format    Number of Stores
     -------------------------- --------------------
     Liz Claiborne Apparel              166
     Monet Jewelry                      141
     Mexx                               139
     -------------------------- --------------------

     During 2001, we closed seven specialty retail stores and five outlet stores. See Note 12 of Notes to Consolidated Financial Statements.

     Licensing. We license many of our brands to third-parties with specialized skills, thereby extending each licensed brand's market presence. We currently have twenty license arrangements pursuant to which third party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2010. Current licenses cover women's career, casual and sport shoes; dresses; home furnishing products; women's and men's outerwear; women's and men's slippers; women's swimwear and related merchandise; women's intimate apparel; women's and men's ophthalmic frames for prescription eyewear; women's and men's sunglasses and readers; men's accessories; men's dress pants, casual pants and shorts; men's formalwear and accessories; men's tailored clothing; men's socks; men's and boys' neckwear; tabletop products; boys' apparel; children's apparel; and women's sleepwear apparel. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement.

SALES AND MARKETING

     Our products are sold at over 26,000 points of sale worldwide. In 2001, domestic sales accounted for approximately 88% of our sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and other outlets.

     Internationally, our products are sold in over 100 markets. In 2001, such international sales accounted for approximately 12% of our sales. In Canada, we operate an import wholesale business which sells the Company products primarily to department store chains and specialty stores, while in Western Europe, sales are made primarily through concession stores. In other international markets, we operate principally through licenses with third parties which operate free-standing retail stores and dedicated department store shops. Our international accounts also purchase fragrances and related products through third-party distributors.

     In Japan, the Company distributes LIZ CLAIBORNE and DANA BUCHMAN products through a joint venture with AEON Co. Ltd. (formerly known as Jusco Co. Ltd). We have also licensed to AEON the right to manufacture customized EMMA JAMES branded apparel for sale in Japan, and to operate dedicated department store shop-in-shops under the EMMA JAMES trademark.

     Approximately 82% of 2001 sales were made to our 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 2001 and 16% of 2000 sales, no single customer accounted for more than 6% of our 2001 or 2000 sales. However, certain of our customers are under common ownership; when considered together as a group under common ownership, sales to the nine department store customers which were owned at year-end 2001 by Federated Department Stores, Inc. accounted for approximately 17% of 2001 and 18% of 2000 sales, and sales to the eight department store customers which were owned at year-end 2001 by The May Department Stores Company accounted for approximately 13% of 2001 and 14% of 2000 sales. See Note 9 of Notes to Consolidated Financial Statements. Many major department store groups make
centralized   buying  decisions;   accordingly,   any  material  change  in  our
relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company's department and specialty store customers are made primarily through our New York City showrooms.

     Orders from our customers generally precede the related shipping periods by several months. Our largest customers discuss with us retail trends and their plans regarding their anticipated levels of total purchases of our products for future seasons. These discussions are intended to assist us in planning the production and timely delivery of its products. We continually monitor retail sales in order to directly assess consumer response to its products.

     We have implemented in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery. See "Manufacturing" below. Many of our retail customers participate in our in-stock reorder programs through their own internal replenishment systems.

     During 2001, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. The LIZEDGE program services our LIZ CLAIBORNE, ELISABETH and SIGRID OLSEN apparel brands by training sales associates on suggested selling, product, merchandise presentation and client development strategies. Our men's, accessories, jewelry, DANA BUCHMAN, LAUNDRY BY SHELLI SEGAL, LUCKY BRAND JEANS and licensed DKNY(R) and KENNETH COLE businesses have service and merchandising programs similar to LIZEDGE.

     In 2001, we further expanded our domestic LIZVIEW program, designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. At year-end 2001, over 2,064 LIZVIEW shops were installed in more than 1,240 stores, representing over 185,000 square feet of upgraded selling space for LIZ CLAIBORNE brands. In addition, at year-end 2001, approximately 505 accessories, 553 CLAIBORNE, 19 DANA BUCHMAN, 233 EMMA JAMES, three LAUNDRY, eight LUCKY BRAND, 1,630 DKNY (R) JEANS, 122 CITY (R) DKNY, 158 KENNETH COLE NEW YORK, and 16 SIGRID OLSEN shops were installed in domestic department stores. Furthermore, at year-end 2001, approximately 1,900 CRAZY HORSE shops were installed in JC Penney stores and approximately 175 FIRST ISSUE shops were installed in Sears stores. In 2002, we plan to install, in the aggregate, approximately 750 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     We spent approximately $45 million on advertising in 2001. This compares with approximately $43 million spent in 2000.

     We maintain five consumer websites: www.elisabeth.com, which offers ELISABETH branded apparel for sale directly to consumers; www.lizclaiborne.com, which provides information regarding the Company and our LIZ CLAIBORNE branded apparel and accessories products; www.luckybrandjeans.com, which provides information on LUCKY BRAND branded apparel and offers a selection of LUCKY BRAND apparel for sale directly to consumers; www.mexx.com, which offers MEXX branded merchandise for sale directly to consumers outside of the United States; and www.sigridolsen.com, which provides information on SIGRID OLSEN branded apparel.


MANUFACTURING

     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.

     Products produced mainly in the Far East, the Caribbean and Central America represent a substantial portion of the Company's sales. We also source in the United States and other regions. We do not own quota and, therefore, must obtain quota from our suppliers and vendors. During 2001, several hundred suppliers manufactured our products. Our products are currently manufactured in 38 different countries, including China, Saipan, Hong Kong, Taiwan, the Dominican Republic, Sri Lanka, Indonesia and the Philippines. We continually seek additional suppliers throughout the world for our sourcing needs. Our largest supplier of finished products manufactured less than 6% of our purchases of finished products during 2001. In each of 2001, 2000 and 1999, our ten largest suppliers for each such year manufactured approximately 35% of our purchases of finished products for each such year. We expect that the percentage of production represented by our largest suppliers will remain at its current level in light of the Company's ongoing worldwide factory certification initiative, under which we allocate large portions of our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers which manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and considers our relations with such suppliers to be satisfactory.

     Most of our fabrics, trimmings and other materials are obtained in bulk from various foreign and domestic suppliers. Where we purchase completed product "packages" from our contractors, the contractor is responsible to purchase all necessary raw materials and other product components. Inasmuch as we intend to continue to move towards purchasing an increasing portion of its products as "packages," we continue our development of a group of "approved suppliers" to supply raw materials and other product components to its contractors for use in "packages"; we anticipate continuing the practice of purchasing a substantial portion of its products as "packages" in 2002.

     During 2001, the raw materials used our products were obtained from approximately two hundred suppliers, located primarily in the United States, Taiwan, Korea, Japan, China, Turkey, Italy and Hong Kong. Approximately 36% of our raw materials during 2001, and 32% during 2000, were obtained from its five largest raw material suppliers, with no single raw material supplier accounting for more than 9% of 2001 raw material purchases. We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying its raw material requirements and considers our sources of supply adequate.

     We operate under substantial time constraints in producing each of our collections. See "Sales and Marketing" above. In order to deliver, in a timely manner, merchandise which reflects current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, we must make substantial advance commitments, often as much as seven months prior to the receipt of firm orders from customers for the items to be produced. We continue to seek to reduce the time required to move products from design to the customer.

     If we should misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See "Competition; Certain Risks" below.

     Our arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the large portion of our products which are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations.


IMPORT AND IMPORT RESTRICTIONS

     Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round", ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten-year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changed the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change now determines country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten-year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles. See "Competition; Certain Risks" below.

     In addition, each of the countries in which our products are sold has laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which our products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, we maintain a program of intensive monitoring of import and quota-related developments. We seek continually to minimize our potential exposure to import and quota-related risks through, among other measures, allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of its sources of supply.

     In light of the very substantial portion of our products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting textile agreements, could adversely affect our operations.


DISTRIBUTION

     We distribute virtually all of our products through facilities we own or lease. Our principal distribution facilities are located in Alabama, California, New Jersey, Pennsylvania and The Netherlands. See "Properties" below.


TRADEMARKS

     We own and/or use a variety of trademarks in connection with our businesses and products, including AXCESS, CLAIBORNE, CLAIBORNE SPORT, CRAZY HORSE, CURVE, DANA BUCHMAN, DANA BUCHMAN INTUITION, DANA BUCHMAN LUXE, ELISABETH, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, LAUNDRY BY SHELLI SEGAL, LEATHER CO., LIZ, LIZ & CO., LIZ CLAIBORNE, LIZ CLAIBORNE COLLECTION, LIZ CLAIBORNE STUDIO, LIZ CLAIBORNE WOMAN, LIZSPORT, LIZWEAR, MAMBO, MARVELLA, MEG ALLEN, MEXX, MEXXSPORT, MONET, REALITIES, RUSS, RUSS WOMAN, TRIFARI, VILLAGER, VIVID, its LC logomark, our triangular logomark, our triangular-within-a triangle icon and our leaf design. We have exclusive rights (subject to certain territorial limitations), under license, to the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for men's and women's sportswear, jeanswear and activewear in the Western Hemisphere and to the CITY DKNY (R) trademark and logo for women's sportswear. We are also the exclusive licensee of the KENNETH COLE NEW YORK, UNLISTED.COM and REACTION KENNETH COLE trademarks for women's wear (subject to certain territorial limitations) in North America, as well as the CANDIE'S trademark for fragrance, cosmetic and beauty products worldwide. See Note 3 of Notes to Consolidated Financial Statements. By virtue of our ownership interests, we control the Segrets' trademarks, which include SIGRID, SIGRID OLSEN SPORT, SIGRID OLSEN COLLECTION, SO BLUE BY SIGRID OLSEN, SIGRID OLSEN WOMAN and SIGRID OLSEN PETITES; and the Lucky trademarks, which include HOT PINK, LUCKY BRAND, LUCKY BABY, LUCKYVILLE, LUCKY YOU LUCKY BRAND, Lucky's four leaf clover design, pocket design, and fly placement trademarks.

     We  have  registered  or  applied  for   registration  of  a  multitude  of
trademarks, including those referenced above, for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as numerous foreign territories. We also have a number of design patents. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.


COMPETITION; CERTAIN RISKS

     The apparel and related product markets are highly competitive, both within the United States and abroad.

     Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to translate market trends into appropriate, saleable product offerings relatively far in advance, and to operate within substantial production and delivery constraints. In addition, consumer and customer acceptance and support (especially by our largest customers) depend upon, among other things, product, value and service.

     We believe that, based on sales, we are among the largest apparel companies operating in the United States. Although we are unaware of any comprehensive trade statistics, we believe, based on our knowledge of the market and available trade information, that measured by sales, we are the one of the largest suppliers of "better" women's branded apparel in the United States. Our principal competitors within the "better" women's sportswear market include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation.

     In addition to the competitive factors described above, our business, including our revenues and profitability, is influenced by and subject to a number of factors which are inherently uncertain and therefore difficult to predict, including, among others: changes in regional, national and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, fluctuations in foreign currency exchange rates, increasing interest rates and increased stock market volatility; risks associated with changes in the competitive marketplace, including, the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the apparel (and related products) industry and the retail industry; uncertainties relating to the Company's ability to successfully implement its growth strategies; the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual orders; the Company's ability to effectively distribute its products within its targeted markets (including distribution to and through wholesale accounts and Company operated retail stores and concession locations); risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; risks associated with the possible inability of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing, including current rate fluctuations; risks associated with terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise; and any significant disruption of the Company's relationships with its suppliers, manufacturers and employees. See also Note 9 of Notes to Consolidated Financial Statements.

     With respect to foreign sourcing, the Company notes that legislation which would further restrict the importation and/or increase the cost of textiles and apparel produced abroad has periodically been introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, various new legislative or executive initiatives may be proposed. These initiatives may include a reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. In light of the very substantial portion of the Company's products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, could adversely affect the Company's operations. See "Import and Import Restrictions" and "Sales and Marketing" above.

     From time to time we review the possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as our entry into the moderate market, and our acquisition of businesses, such as the LAUNDRY, LUCKY, MEXX, MONET and SEGRETS acquisitions, and the licensing of brands such as DKNY(R) JEANS and DKNY(R) ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM, are accompanied by risks inherent in any new business venture and may require methods of operations and marketing strategies different from those employed in our other businesses. Moreover, certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from our historical buyers, customers and competitors. Furthermore, our acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the businesses, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving our ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by us are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within our control.

EMPLOYEES

     At December 29, 2001, we had approximately 10,400 full-time employees worldwide, as compared with approximately 8,300 full-time employees at December 30, 2000.

     Domestically, we are bound by a national collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees (UNITE), agreements with various locals and a Jobbers Agreement with UNITE. These agreements cover approximately 1,550 of our full-time employees and expire on May 31, 2003. Most of the UNITE-represented employees are employed in warehouse and distribution facilities we operate in Alabama, California, New Jersey and Pennsylvania. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 120 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2005.

     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes.

Item 2.   Properties.

     Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail specialty, outlet and concession stores. We believe that our existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements. See Note 9 of Notes to Consolidated Financial Statements.

     Our principal executive offices and showrooms, as well as its sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 287,000 square feet under a master lease, which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. Each Company business segment uses this facility. The following table sets forth information with respect to our other key properties:

-----------------------------------------------------------------------------------------------------
Key Properties:
-----------------------------------------------------------------------------------------------------
Location(1)                                 Primary Use                  Approximate    Leased/Owned
                                                                       Square Footage
------------------------------- ------------------------------------- ---------------- --------------
Montgomery, Alabama                      Apparel Warehouse                 120,000         Leased
Montgomery, Alabama(2)              Apparel Distribution Center            670,000         Leased
Santa Fe Springs, California        Apparel Distribution Center            600,000         Leased
Vernon, California              Offices/ Apparel Distribution Center       123,000         Leased
Mississauga, Canada             Offices/Apparel Distribution Center        183,000         Leased
Dayton, New Jersey                Non-Apparel Distribution Center          226,000         Leased
Dayton, New Jersey                Non-Apparel Distribution Center          179,000         Leased
Moonachie, New Jersey               Apparel Distribution Center            126,000         Leased
North Bergen, New Jersey        Offices/Apparel Distribution Center        620,000         Owned
North Bergen, New Jersey                      Offices                      300,000         Owned
Secaucus, New Jersey                Apparel Distribution Center            164,000         Leased
Westchester, Ohio                   Apparel Distribution Center            600,000         Leased
Mt. Pocono, Pennsylvania(3)         Apparel Distribution Center            150,000         Leased
Mt. Pocono, Pennsylvania            Apparel Distribution Center           1,230,000        Owned
Voorschoten, The Netherlands(4) Offices/Apparel Distribution Center        295,000         Leased
------------------------------- ------------------------------------- ---------------- --------------

(1) We also lease showroom, warehouse and office space in various other domestic and international locations.
(2) This facility, which is located on a 124-acre site, is leased pursuant to industrial development financing.
(3)  This facility is on an 80-acre site we own.
(4)  This property is used solely by our Mexx business.

     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the Westchester, Ohio facility, and have purchased an approximately 106,506 square foot warehouse and distribution facility (which includes mezzanine space of approximately 115,000 square feet) in Lincoln, Rhode Island. See Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Position, Capital Resources and Liquidity; and Note 9 of Notes to Consolidated Financial Statements. We are seeking to sell our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture), which is currently sublet to a third-party.

Item 3.   Legal Proceedings.

     Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Note 9 and Note 23 of Notes to Consolidated Financial Statements.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationship with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in the United States District Court for the Central District of California, and later transferred to the District of Hawaii and, in Spring 2001, to the United States District Court for the District of the Northern Mariana Islands, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws.

     The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al., (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement, but reserved decision on both motions. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of March 20, 2002, is set forth below:

Name                 Age  Position(s)
----                 ---  -----------
Paul R. Charron      59   Chairman of the Board and Chief Executive Officer
Michael Scarpa       46   Vice President and Chief Financial Officer
Angela Ahrendts      41   Executive Vice President
Lawrence D. McClure  53   Senior Vice President - Human Resources
Trudy F. Sullivan    52   Executive Vice President
Robert J. Zane       62   Senior Vice President - Manufacturing, Sourcing,
                          Distribution and Logistics

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

     Ms. Ahrendts joined the Company in 1998 as Vice President - Corporate Merchandising and Design, and became Senior Vice President Corporate Merchandising and Group President for Laundry by Shelli Segal, Lucky Brand Dungarees, the Company's Men's business and the licensed Kenneth Cole New York and DKNY(R) businesses, and became Executive Vice President in March, 2002. Prior to joining the Company, Ms. Ahrendts served as Vice President/GMM of Henri Bendel, an apparel manufacturer, from 1996 to 1998.

     Mr. McClure joined the Company in 2000 as Senior Vice President - Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.

     Ms. Sullivan joined the Company in 2001 as Group President for the Company's Casual, Collection and Elisabeth businesses, and became Executive Vice President in March, 2002. Prior to joining the Company, Ms. Sullivan was President of J. Crew Group, Inc., an apparel manufacturer from 1995 to 2001.

     Mr. Zane joined the Company in 1995 and served from 1995 to 2000 as Senior Vice President - Manufacturing and Sourcing. In 2000, Mr. Zane became Senior Vice President - Manufacturing, Sourcing, Distribution and Logistics. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989.


                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated. On December 19, 2001, the Company declared a two-for-one stock split in the form of a stock dividend payable on January 16, 2002 to stockholders of record on December 31, 2001. All share price data, including historical data, has been adjusted to reflect the stock split.

        Calendar Period            High               Low

            2001:

         1st  Quarter             $25.45            $20.88
         2nd Quarter               26.34             21.88
         3rd  Quarter              27.14             18.85
         4th  Quarter              25.84             18.63

            2000:

         1st  Quarter             $23.59            $15.63
         2nd Quarter               23.44             17.47
         3rd  Quarter              22.56             17.72
         4th  Quarter              22.53             17.53


     On March 20, 2002, the closing sale price of the Company's Common Stock was $29.91. As of March 20, 2002, the approximate number of record holders of Common Stock was 7,232.

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

        Calendar Period          Dividends Paid per Common Share

            2001:

         1st Quarter                       $0.05625
         2nd Quarter                       $0.05625
         3rd Quarter                       $0.05625
         4th Quarter                       $0.05625


            2000:

         1st Quarter                       $0.05625
         2nd Quarter                       $0.05625
         3rd Quarter                       $0.05625
         4th Quarter                       $0.05625


     The Company currently plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 20, 2002, the Company had expended an aggregate of $1.457 billion of the $1.675 billion authorized under its stock repurchase program, covering approximately
84.8 million shares.


Item 6.   Selected Financial Data.

     The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

         (All dollar amounts in thousands except per common share data)

                                      2001          2000            1999         1998            1997
                                      ----          ----            ----         ----            ----

Net Sales                         $3,448,522     $3,104,141     $2,806,548     $2,535,268     $2,412,601
Gross Profit                       1,427,250      1,233,872      1,097,582        997,102        969,658
Net Income                           192,057**      184,595**      192,442        169,377**      184,644
Working capital                      658,712        552,672        506,298        711,942        729,763
Total assets                       1,951,255      1,512,159      1,411,801      1,392,791      1,305,285
Stockholders' equity               1,056,161        834,285        902,169        981,110        921,627
Per common share data*:
       Basic earnings                   1.85**         1.73**         1.56           1.29**         1.33
       Diluted earnings                 1.83**         1.72**         1.56           1.29**         1.32
       Book value at year end          10.04           8.15           7.95           7.67           6.97
       Dividends paid                    .23            .23            .23            .23            .23
Weighted average common
shares outstanding*              103,993,824    106,813,198    123,046,930    131,005,704    139,238,334

Weighted average common
shares and share equivalents
outstanding*                     105,051,035    107,494,886    123,439,182    131,693,552    140,382,230


     *Adjusted for a two-for-one stock split of the Company's common stock, payable in the form of a 100% stock dividend to shareholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2001.

     **Includes the after tax effects of a restructuring charge of $9,632 ($15,050 pre-tax) or $.09 per common share in 2001, restructuring charges of $13,466 ($21,041 pretax) or $.13 per common share and a special investment gain of $5,606 ($8,760 pretax or $.05 per common share in 2000 and a restructuring charge of $17,100 ($27,000 pretax) or $.13 per common share in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth items in the Consolidated Statements of Income of Liz Claiborne Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") as a percent of net sales and the percentage change of those items as compared to the prior year.

                                     FISCAL YEARS           YEAR TO YEAR
                                   PERCENT OF SALES           % CHANGE
                                   ----------------           --------
                                                            2001     2000
                                                             vs.     vs.
                               2001     2000     1999       2000     1999
                               ----     ----     ----       ----     ----

NET SALES                     100.0%   100.0%   100.0%       11.1%   10.6%

Cost of goods sold             58.6     60.3     60.9         8.1     9.4

GROSS PROFIT                   41.4     39.7     39.1        15.7    12.4

Selling, general and
administrative expenses        31.3     29.3     28.4        18.8    14.0

Restructuring charges           0.5      0.7      --        (28.5)    --

OPERATING INCOME                9.6      9.8     10.7         9.2     1.3

Other (expense) income-net     (0.1)     0.2     --          --       --

Interest (expense) income-net  (0.8)    (0.7)     0.1        28.3     --

INCOME BEFORE
PROVISION                       8.7      9.3     10.7         4.0    (4.4)
FOR INCOME TAXES

Provision for income taxes      3.1      3.3      3.9         4.0    (4.9)

NET INCOME                      5.6      5.9      6.9         4.0    (4.1)

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN), large size (ELISABETH), men's (CLAIBORNE), moderate priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS and VILLAGER), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks, including our MONET and TRIFARI labels. The Retail segment operates specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public through our 197 specialty retail stores, 211 outlet stores, and 452 concession stores. As a result of our recent acquisition of Mexx Group B.V. ("MEXX"), we are also segmenting our results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company specialty retail and outlet stores and concession stores based outside of the United States). All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 19 of Notes to Consolidated Financial Statements.

     On May 23, 2001, the Company completed its acquisition of all the outstanding capital stock of MEXX, a privately held fashion apparel company, incorporated and existing under the laws of the Netherlands. MEXX designs and markets a wide range of merchandise for women, men and children under the MEXX brand name. MEXX's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, Canada and the Middle East, with MEXX's core markets being the Benelux and Germanic regions. MEXX products, which are in the mid-price range, are targeted at the 20-40 year old modern, urban consumer.

     MEXX's wholesale business, which accounted for approximately 71% of MEXX's total net sales for each of fiscal years 2001 and 2000, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business, which accounted for approximately 29% of MEXX's total net sales in fiscal years 2001 and 2000, consists of approximately 65 company owned and operated retail stores, 110 concession shop-in-shop stores (where the space is owned and operated by the department store while MEXX owns the inventory) and 35 high street concession stores (where the store is leased and operated by the partner while MEXX owns the inventory). In addition, MEXX operates approximately 18 outlet stores. MEXX also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches.


2001 VS. 2000

     Our net sales for 2001 were $3.45 billion, an increase of 11.1%, compared to $3.10 billion in 2000 (both periods include 52 weeks). This increase reflected a 6.8% increase in our Wholesale Apparel segment to $2.54 billion, an increase of 17.3% in Wholesale Non-Apparel to $496.1 million, and an increase in Retail of 26.5% to $615.7 million. Our International net sales increased by 250.0% to $417.2 million, and our Domestic net sales increased by 1.6% to $3.03 billion. Our net sales for 2001 and 2000 were not materially impacted by foreign currency fluctuations.

     The increase in net sales of our Wholesale Apparel segment primarily reflected the inclusion of sales of our MEXX business and our licensed CITY DKNY(R) business, and the inclusion of a full year of sales of our licensed KENNETH COLE NEW YORK Women's apparel line, as well as sales increases in our Special Markets and LUCKY BRAND DUNGAREES businesses, due in each case to higher unit volume which in certain of our Special Markets brands were partially offset by lower unit selling prices, our DKNY(R) JEANS Women's business due to higher unit volume due primarily to higher demand in both our Missy and Junior businesses and higher average unit selling prices due to a decrease in retailer support, and our SIGRID OLSEN and DANA BUCHMAN businesses, due in each case to higher average unit selling prices reflecting increased demand and decreased retailer support. These increases were partially offset by sales declines in our Casual, ELISABETH and LAUNDRY businesses due in each case to planned lower unit volume and lower average unit selling prices. Our Career business and, to a lesser extent, our Menswear business, also declined due to lower unit volume and average unit selling prices as a result of weakness in demand.

     The increase in our Wholesale Non-Apparel segment was primarily due to the significant net sales increases in our Jewelry business, due to the inclusion of a full year of sales from our MONET business acquired in July 2000, and in our Cosmetics business, due to the launch of our MAMBO fragrance in August 2001, as well as a slight sales increase in our

Handbags business, principally reflecting higher unit volume. These gains were partially offset by a slight decline in our Fashion Accessories business due to lower unit volume.

     The increase in net sales of our Retail segment principally reflected increases in our Outlet store sales, primarily due to 33 additional stores (including 18 MEXX stores) on a period-to-period basis (we ended the year with 211 Outlet stores), and in our Specialty Retail Store sales, primarily due to 25 new LUCKY BRAND DUNGAREES stores, the inclusion of 65 MEXX stores on a period-to-period basis (we ended the year with a total of 197 Specialty Retail stores), as well as a LUCKY BRAND DUNGAREES comparable store sales increase. The increase in net sales also reflected the inclusion of 35 MEXX high street concession stores and 110 MEXX concession shop-in-shop stores (we ended the year with a total of 452 concession stores). These increases were partially offset by a low single-digit comparable store sales decrease in our Outlet stores and a low single-digit comparable store sales decrease in the balance of our Specialty Retail stores.

     The increase in net sales of our Domestic segment was primarily due to increases in our Wholesale Non-Apparel segment, resulting from the inclusion of a full year's sales from our MONET business, and our Retail segment, due to an additional 33 Outlet and 25 LUCKY BRAND DUNGAREES stores partially offset by a slight decrease in our Wholesale Apparel segment. Our International segment increase was due primarily to the inclusion of sales of our recently acquired MEXX business and the inclusion of a full year of sales of our MONET business (acquired in July 2000).

     Gross profit dollars increased $193.4 million, or 15.7%, in 2001 over 2000. Gross profit as a percent of sales increased to 41.4% in 2001 from 39.7% in 2000 due to the increased penetration of our relatively higher-margin Wholesale Non-Apparel segment, primarily due to the inclusion of a full year's sales from our MONET business and the launch of our MAMBO fragrance, as well as the increased penetration of our relatively higher-margin Retail segment, driven by the inclusion of the MEXX stores and the opening of additional stores. The increase in the gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of systems implemented in late 1999 and revamped business processes. The Company also benefited from the inclusion of MEXX, which runs at a relatively higher gross margin rate than the Company average, and higher margins realized in our DKNY(R) JEANS Women's, DANA BUCHMAN and SIGRID OLSEN businesses. These increases were partially offset by lower gross margins in our Casual, Career and CRAZY HORSE Men's businesses, due, in each case, primarily to the liquidation of excess inventories.

     Selling,   general  and  administrative   expenses  ("SG&A"),   before  our
restructuring charges (see Note 12 of the Notes to Consolidated Financial Statements), increased $171.3 million, or 18.8%, in 2001 over 2000. These expenses as a percent of net sales increased to 31.3% in 2001 from 29.3% in 2000, principally reflecting the increased penetration of our relatively higher cost Wholesale Non-Apparel segment, which experienced higher marketing costs in our Cosmetics business associated with the launch of our MAMBO brand and relatively higher SG&A rates in our recently acquired MONET business. Dollar and percentage increases in SG&A also reflect our recently acquired MEXX business, which runs at a relatively higher SG&A rate than the Company average. Additionally, we experienced increases in our Retail segment due to the opening of new stores and the inclusion of our recently acquired MEXX stores. Lower sales in our relatively lower-cost Casual, Career and ELISABETH Wholesale Apparel businesses also contributed to the increase. Additionally, the Company incurred higher compensation expenses as a result of the vesting of certain incentive equity instruments previously granted under the Company's stock incentive plan, as well as goodwill amortization generated by our recent acquisitions.

     In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our division offices; $3.3 million associated with the strategic closure of two specific facilities; and $7.6 million in severance related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The 2001 restructuring charge reduced net income by $9.6 million (after tax),  or $0.09  per  common  share.  The  Company  anticipates  annual  savings associated with this restructuring to be between $15-$18 million. These restructuring activities are expected to be substantially completed by December 2002. In September 2000, we recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores in formats that no longer fit into our retail strategy, the closure of one of our recently acquired divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's restructuring liability originally recorded in December 1998. In December 2000, we recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. The 2000 restructuring charges reduced net income by $13.5 million, or $0.13 per common share. The Company anticipates annual savings associated with the 2000 restructuring charges to be between $13-$16 million.

     As a result of the factors described above, operating income, before the current year pre-tax restructuring charge of $15.1 million and the prior year pre-tax restructuring charges of $21.0 million, increased $22.0 million, or 6.8%, to $346.8 million in 2001. Operating income (before restructuring charges) as a percent of sales decreased to 10.1% in 2001 compared to 10.5% in 2000, due to the inclusion of MEXX, which runs at an operating profit margin lower than the Company average. Segment operating profit in our Wholesale Apparel segment increased $1.9 million to $288.9 million (11.4% of sales) in 2001 compared to $287.0 million (12.1% of sales) in 2000, principally reflecting increased profit dollars in our DKNY(R) JEANS Women's, DANA BUCHMAN, SIGRID OLSEN and Special Markets businesses and the inclusion of the profits from our recently acquired MEXX business, partially offset by reduced sales and gross profits in our Casual, Career and LAUNDRY businesses. Operating profit in our Wholesale Non-Apparel segment increased $12.6 million to $46.2 million (9.3% of sales) in 2001 compared to $33.6 million (7.9% of sales) in 2000, primarily due to the inclusion of a full year of profits from our MONET business and, to a lesser extent, the launch of our MAMBO fragrance and increased profit dollars in our Handbags business, partially offset by reduced profits in our Fashion Accessories business. Segment operating profit in our Retail segment increased $7.5 million to $70.3 million (11.4% of sales) in 2001 compared to $62.8 million (12.9% of sales) in 2000, principally reflecting the inclusion of the profits from the Retail stores of our recently acquired MEXX business, an increase in our Specialty Retail store profits due to higher gross margins overall, and 25 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, partially offset by higher operating expenses in our Outlet store business. Including the impact of the current year and prior year restructuring charges, operating income increased $28.0 million, or 9.2% in 2001 compared to 2000, and decreased to 9.6% of sales in 2001 from 9.8% in 2000. Segment operating income in our Domestic segment increased primarily due to an increase in our Wholesale Non-Apparel segment resulting from the inclusion of profits from our MONET business and increased sales and gross profit rates in our Cosmetics business. Segment operating income in our International segment increased primarily due to the inclusion of our recently acquired MEXX business.

     Net other expense in 2001 was $3.5 million, comprised of minority interest and other non-operating expenses, compared to net other income of $6.7 million in 2000. Last year's other income included a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

     Net interest expense in 2001 was $28.1 million compared to $21.9 million in 2000. This increase of $6.2 million represents the incremental interest cost on the debt incurred to finance our strategic initiatives including costs associated with our recently acquired businesses, capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures.

     The provision for income taxes increased $4.2 million in 2001 and decreased as a percent of net sales to 3.1% in 2001 from 3.3% in 2000, primarily reflecting a higher pretax income for 2001 as compared to 2000. Our 2001 effective income tax rate remained unchanged from 2000 at 36.0%.

     Due to the factors  described  above,  net income  (excluding the effect of this year's after-tax restructuring charge of $9.6 million and last year's after-tax restructuring charges of $13.5 million and an after-tax special investment gain of $5.6 million) increased $9.2 million to $201.7 million in 2001 and declined as a percent of net sales to 5.8% in 2001 from 6.2% in 2000. Net income (including this year's restructuring charge and last year's restructuring charges and special investment gain) increased $7.5 million in 2001 to $192.1 million from $184.6 million and declined as a percent of net sales to 5.6% in 2001 from 5.9% in 2000. Diluted earnings per share ("EPS") (adjusted for a two-for-one stock split in the form of a one hundred percent stock dividend payable on January 16, 2002 to shareholders of record as of December 31, 2001 (the "stock dividend")), excluding this year's restructuring charge and last year's restructuring charges and special investment gain, increased 7.3% to $1.92 in 2001 from $1.79 in 2000, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Diluted EPS, including the restructuring charges and special investment gain was $1.83 in 2001 compared to $1.72 in 2000. Our average diluted shares outstanding declined by 2.4 million in 2001 on a period-to-period basis, to
105.1 million, as a result of our stock repurchase program. We purchased 155,000 shares during 2001 for $2.9 million and 12.3 million shares during 2000 for $247.7 million.


2000 VS. 1999

     Our net sales for 2000 were $3.10 billion, an increase of 10.6%, compared to $2.81 billion in 1999 (both periods include 52 weeks). This increase reflected an 8.1% increase in our Wholesale Apparel segment to $2.37 billion, an increase of 24.0% in Wholesale Non-Apparel to $423.0 million, and an increase in Retail of 9.3% to $486.5 million. Our International net sales increased by 13.2% (to $119.2 million), due primarily to the inclusion of sales of our MONET business acquired in July 2000, and our Domestic net sales increased by 10.5% (to $2.98 billion).

     The increase in net sales of our Wholesale Apparel segment primarily reflected continued strength in our Special Markets business due to higher unit volume and higher net average unit selling prices, and the inclusion of a full year's sales of our SIGRID OLSEN, LUCKY BRAND DUNGAREES and LAUNDRY businesses, all acquired in 1999 (hereinafter referred to as our "1999 acquisitions"), our CRAZY HORSE Men's apparel line (launched in March 2000), and our licensed KENNETH COLE NEW YORK women's apparel line (launched in August 2000), which together accounted for $162 million, or 54%, of our 2000 total net sales increase. The increase also reflected sales increases in our CLAIBORNE men's business due to higher unit volume partially offset by lower net average unit selling prices. These gains were partially offset by sales decreases resulting from the licensing of our Dress business in February 2000; sales declines in our DANA BUCHMAN business due to lower net average unit selling prices reflecting increased retailer support partially offset by slightly higher unit volume; and slight sales declines in our Casual business due to lower unit volume, as well as sales declines in our Career business due to lower unit volume and lower net average unit selling prices.

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

     The increase in our Domestic segment net sales for 2000 reflected the inclusion of a full year's sales of our 1999 acquisitions. Our International segment increased due primarily to the inclusion of sales of our MONET business acquired in July 2000.

     Gross profit dollars increased $136.3 million, or 12.4%, in 2000 over 1999. Gross profit margins increased to 39.7% in 2000, from 39.1% in 1999. This increase in gross profit rate reflected lower initial unit costs as a result of lower cost global sourcing, reflecting continued consolidation, configuration and certification of our supplier base, combined with our improved matching of production orders with customer orders at the SKU level through the use of new systems and revamped business processes implemented in late 1999. These processes also enabled us to better manage our inventories and continue to improve margins on the sale of excess inventories. Our gross profit rate also benefited from the licensing of our lower margin Dress business and the purchase of the higher margin MONET business, as well as increased penetration of our 1999 acquisitions, which generally run at relatively higher gross margin rates than the Company average. These increases were partially offset by increased financial support paid to our retail customers across our better-priced apparel businesses, significantly lower margins in our DKNY(R) JEANS Women's business, and lower margins within, and increased penetration of, our Special Markets business, which runs at a lower gross profit rate than the Company average.

     SG&A, before our 2000 restructuring charges (see Note 12 of the Notes to Consolidated Financial Statements), increased $111.3 million, or 14.0%, in 2000 over 1999. These expenses, before the 2000 restructuring charges, increased to 29.3% of net sales in 2000 from 28.4% in 1999. These results principally reflect relatively higher SG&A rates in our 1999 acquisitions and our MONET business, the planned dilution from the start-up costs of the new KENNETH COLE and CITY DKNY(R) licenses, and the planned increase in distribution costs resulting from the start-up of our new automated facility constructed in Mt. Pocono, PA, as well as the increase in depreciation and amortization of leasehold improvements at our New York offices and the significant investment over the past several years in the technological upgrading of our distribution facilities and information systems. The reduced sales penetration of our relatively lower cost Casual apparel business also contributed to the rate increase. These factors were partially offset by increased penetration of our Special Markets business, which is supported by relatively lower SG&A levels.

     In September 2000, we recorded a net restructuring charge of $5.4 million (pretax), and in December 2000, we recorded a restructuring charge of $15.6 million (pretax). The 2000 restructuring charges reduced net income by $13.5 million (after tax), or $0.13 per diluted common share.

     As a result of the factors described above, operating income, before the impact of the 2000 restructuring charges of $21.0 million, increased $25.0 million, or 8.3%, to $324.7 million, and operating income as a percent of sales decreased to 10.5%, compared to 10.7% in 1999. Segment operating income in our Wholesale Apparel segment increased to $287.0 million (12.1% of sales) in 2000 compared to $276.7 million (12.6% of sales) in 1999, primarily due to the inclusion of a full year's profits from our 1999 acquisitions and increased sales in our Special Markets business. Segment operating income in our Wholesale Non-Apparel segment increased to $33.6 million (7.9% of sales) in 2000 compared to $25.9 million (7.6% of sales) in 1999, primarily due to the inclusion of the profits from our MONET business and increased sales and gross profit rates in our Cosmetics business. Segment operating income in our Retail segment increased to $62.8 million (12.9% of sales) in 2000 compared to $55.4 million (12.4% of sales) in 1999, primarily due to the opening of new stores and the inclusion of a full year's profits from the stores of our 1999 acquisitions. Including the impact of the 2000 restructuring charges, operating income increased $3.9 million, or 1.3%, in 2000 compared to 1999, and decreased to 9.8% of sales in 2000 from 10.7% in 1999. Segment operating income in our Domestic segment increased primarily due to inclusion of a full year's profits of our 1999 acquisitions. Segment operating income in our International segment increased primarily due to increases in our European Retail profits.

     Other income, net in 2000 was $6.7 million compared to other expense, net of $1.0 million in 1999. This year's other income includes a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by minority interest and other non-operating expenses.

     Net interest expense for 2000 was $21.9 million compared to interest income of $2.8 million in 1999. This $24.7 million change reflects higher net interest costs incurred to finance our strategic initiatives including the repurchase of common stock, capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems), in-store merchandise shop expenditures and costs associated with our 1999 acquisitions.

     The provision for income taxes decreased $5.3 million in 2000 and decreased as a percent to sales to 3.3% in 2000 from 3.9% in 1999, primarily reflecting a lower pretax income and a lower effective tax rate of 36.0% for 2000 as compared to 36.2% in 1999.

     Due to the factors described above, 2000 net income before the impact of the 2000 restructuring charges and special investment gain was virtually flat against 1999 and decreased as a percentage of sales to 6.2% from 6.9% in 1999. Including the impact of the 2000 restructuring charges and special investment gain, 2000 net income was $7.8 million lower than in 1999, and decreased as a percentage of net sales to 5.9% in 2000. Diluted EPS (adjusted for the stock dividend), excluding the 2000 restructuring charges and special investment gain, increased 14.7% to $1.79 in 2000. Diluted EPS, including the restructuring charges and special investment gain, increased 9.9% to $1.72 in 2000 from $1.56 in 1999. Diluted EPS reflected a lower number of average outstanding common shares and share equivalents in 2000 as a result of our repurchase of approximately 12.3 million shares in 2000 for $247.7 million.


FORWARD OUTLOOK

     The economic and retail environments continue to be uncertain and challenging. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. For fiscal 2002, current visibility and prudent business management indicates that we forecast a sales increase of 4 - 6% and diluted EPS in the range of $2.08 - $2.13, which reflects the adoption of Statement of Financial Accounting Standards ("SFAS") No.142, "Accounting for Goodwill and Other Intangibles." The diluted EPS accretion in 2002 as a result of the adoption of SFAS No. 142 is projected to be $0.09. For the first quarter of 2002, we are optimistic that we can achieve a sales increase of 5 - 7% and diluted EPS in the range of $0.43 - $0.46. For the second quarter of 2002, we are optimistic that we can achieve a sales increase of 5 - 7% and EPS in the range of $0.32 - $0.34. Refer to "PART II - ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" for a discussion of the risks and uncertainties relating to the foregoing forward-looking statements.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. In 2001 and 2000, we also required cash to fund our acquisition program and in 2000, we also required cash to fund our ongoing stock repurchase program. Sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, securities on hand and bank lines of credit; in 2001, we issued Euro-denominated bonds (the "Eurobonds") to fund our acquisition of MEXX.

2001 VS. 2000

     We ended 2001 with $160.6 million in cash and marketable securities, compared to $54.6 million at the end of 2000, and $387.3 million of debt compared to $269.2 million of debt outstanding at the end of 2000. This $12.1 million change in our cash and debt position over the last twelve months is primarily attributable to our expenditure of $274.1 million, net of cash acquired, for purchase price payments in connection with the acquisitions of MEXX and MONET, $107.0 million for capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures and $2.9 million for the repurchase of common stock, offset by $309.6 million in proceeds from the Eurobonds and the reclassification of $26.3 million of the Company's ownership of Kenneth Cole Productions, Inc. Class A stock (see Note 4 of Notes to Consolidated Financial Statements for information regarding this investment). Our borrowings under the commercial paper program peaked at $449.7 million during the year; at December 29, 2001, our borrowings under the program were $77.7 million.

     Net cash provided by operating activities was $329.2 million in 2001, compared to $268.0 million in 2000. This $61.2 million change in cash flow was primarily due to $24.5 million of higher depreciation expense in 2001 and cash generated from a $4.8 million decrease in net working capital in 2001 compared to a $27.5 million use of cash for working capital in 2000, driven primarily by year over year changes in the accounts receivable, inventory and accrued expense balances.

     Accounts receivable increased $94.4 million, or 35.3%, at year end 2001 compared to year end 2000. This increase primarily reflected the assumption of the accounts receivable of our recently acquired MEXX business, which accounted for approximately 62% of the increase.

     Inventories increased $8.1 million, or 1.7%, at year end 2001 compared to 2000 primarily due to our recently acquired MEXX business. Excluding the inventories of MEXX, our inventories were down 11.7%. The majority of this decrease was driven by improved processes and procedures put in place during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses. Our average inventory turnover rate decreased to 4.0 times (4.1 times excluding MEXX) in 2001 from 4.3 times in 2000. The Company continues to take a conservative approach to inventory management in 2002.

     Net cash used in investing activities was $384.7 million in 2001, compared to $147.5 million in 2000. The 2001 net cash used primarily reflected purchase price payments of $274.1 million, net of cash acquired, in connection with our acquisition of the MEXX business, along with capital and in-store merchandise shop expenditures of $107.0 million, compared to 2000 capital and in-store merchandise shop expenditures of $88.1 million and purchase price payments of $58.9 million in connection with the acquisitions of our MONET, LAUNDRY, LUCKY BRAND DUNGAREES, SIGRID OLSEN and licensed KENNETH COLE businesses.

     Net cash provided by financing activities was $131.1 million in 2001, compared to $99.4 million used in financing activities in 2000. The $230.5 million year over year increase primarily reflected the issuance of $309.6 million of Eurobonds to finance the May 2001 purchase of MEXX, a decrease of $244.8 million expended for stock purchases, and an increase in net proceeds from the exercise of stock options of $20.0 million, partially offset by a net repayment under our commercial paper program of $191.5 million during 2001 compared to net borrowings of $153.1 million in 2000.

     Our  anticipated  capital  expenditures  for 2002  approximate $76 million.
These expenditures consist primarily of in-store merchandise shops, the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the planned opening of an additional total of 48 stores in 2002. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

     The following table summarizes as of December 29, 2001 the Company's contractual cash obligations by future period (please refer to Notes 2, 3 and 9 of Notes to Consolidated Financial Statements):

                                               Payments due by period
                                 -----------------------------------------------
Contractual cash obligations     Less than                       After
(In thousands)                     1 year  1-3 years 4-5 years  5 years  Total
-------------------------------- --------- --------- --------- -------- --------
Operating leases                   $97,569  $173,174  $136,758 $296,780 $704,281
Purchase commitments               506,328        --        --       --  506,328
Eurobonds                               --        --   309,619       --  309,619
Minimum royalties                   10,076    47,076    32,000   81,000  170,152
Commercial paper                    77,726        --        --       --   77,726
Synthetic lease                      1,189     2,378    61,433       --   65,000
Other obligations                       --    15,000        --       --   15,000

     On May 22, 2001, the Company received a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The proceeds were primarily used to finance the acquisition of MEXX on May 23, 2001.

     On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001.

     On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility replacing its previously existing $500 million facility. This bank facility, as well as the Company's $250 million bank facility that matures in November 2003 (collectively, the "Agreement"), have received a credit rating of BBB from
Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. The Agreement supports the Company's $750 million commercial paper program, which is used to fund working capital and other general corporate requirements. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of December 29, 2001 as it is the Company's intent and ability to refinance such obligations on a long-term basis. At December 29, 2001, the Company had approximately $77.7 million outstanding under the Agreement, all of which supported the issuance of commercial paper, with a weighted average interest rate of 3.1%. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain certain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

     On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire various land and building equipment and construct real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The lease terms are each five years, with up to four renewal periods of five years each with the consent of the lessor. The operating lease arrangements are with a lessor who through a limited partnership has contributed equity in excess of 3 1/2% of the total value of the estimated cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions who hold the equity are partners of the lessor. The
Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, General and Administrative Expense in the consolidated Statements of Income. The Company has not entered into any other off-balance sheet arrangements other than normal operating leases.

     MEXX has short-term credit facilities available of approximately 22.0 million Euros (or $19.5 million based on the exchange rate in effect on such date) as of December 29, 2001, which remained undrawn as of March 1, 2002.

     As of December 29, 2001, the Company had lines of credit aggregating $410 million, which were primarily available to cover trade letters of credit. At December 29, 2001 and December 30, 2000, the Company had letters of credit of $228 million and $271 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

     We anticipate that our cash flows from operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and customer acceptance of the Company's products, which may impact the Company's financial performance, maintenance of the Company's investment grade credit rating, as well as interest rate and exchange rate fluctuations.

2000 VS. 1999

     We ended 2000 with cash and cash equivalents of $54.6 million compared to $37.9 million of cash and cash equivalents at year end 1999, and $269.2 million of debt at year end 2000 compared to $116.1 million of debt outstanding at year end 1999. This $136.4 million change in our cash and debt position was due primarily to $247.7 million for the repurchase of common stock, $88.1 million for capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures and $55.2 million for purchase price payments in connection with acquisitions, offset by cash provided from operating activities.

     Net cash provided by operating activities was $268.0 million in 2000, compared to $301.0 million in 1999. This $33.0 million decrease was due primarily to a $27.5 million use of cash for working capital in 2000, compared to cash generated from a $23.0 million decrease in net working capital investment in 1999 and the $21.0 million restructuring charge recorded in 2000.

     Accounts receivable decreased $31.2 million, or 10.4%, at year end 2000 compared to year end 1999. This decrease in accounts receivable primarily reflected our continued focus on working capital management along with the acceleration of Holiday shipments within the fourth quarter.

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

     Net cash used in investing activities was $147.5 million in 2000, compared to $240.9 million in 1999. The 2000 net cash used primarily reflected capital and in-store merchandise shop expenditures of $88.1 million, $40.2 million for the purchase of MONET and $15.0 million in additional payments related to the purchase of our interests in LUCKY BRAND DUNGAREES and SIGRID OLSEN, compared to the 1999 acquisition costs of $177.8 million for our interests in our 1999 acquisitions and capital and in-store merchandise shop expenditures of $98.0 million, as well as $29.0 million for an equity investment in Kenneth Cole Productions, Inc. partially offset by disposals of investments of $65.5 million.

     Net cash used in financing activities was $99.4 million in 2000, compared to $187.7 million in 1999. This $88.3 million decrease primarily reflected a decrease of $33.5 million in stock repurchase expenditures in 2000 over 1999, partially offset by net borrowings of $153.1 million compared to $116.1 million in 1999 and an increase in net proceeds from the exercise of stock options of $14.0 million. As of March 7, 2001, we have expended approximately $1.454 billion of the $1.675 billion authorized to date under our stock repurchase program. Our borrowings peaked at $482.3 million during the year.

     At year end 2000, we had $269.2 million outstanding under our commercial paper program and $271.5 million outstanding under letter of credit facilities in place primarily to support our merchandise purchasing requirements.


CERTAIN INTEREST RATE AND FOREIGN CURRENCY RISKS

     We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of December 29, 2001, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our recent Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing. We anticipate using interest rate hedging instruments to further mitigate such risks during 2002.

     The acquisition of MEXX, which transacts business in foreign currencies, has increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.

     The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 29, 2001:

                                   U.S. Dollar    British Pound        Contract      Unrealized
Currency in thousands                 Amount     Sterling Amount         Rate       Gain (Loss)
--------------------------------- ------------- ----------------- ----------------- ------------
Forward Contracts:
   Canadian dollars                  $ 4,421                             0.6316          $22
   British pound sterling                700                             1.4005          (24)
   Euros                              26,033                             0.9099          752
   Euros                                          (pound) 2,400          0.6206          (71)

Average Rate Collar Contracts:
   Euros                             $55,000                       0.8582 to 0.9378   $ (290)

     As part of the European Economic and Monetary Union, a single currency (the "Euro") has replaced the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to begin using the Euro for invoicing and payments by the end of the second quarter of 2002. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning December 30, 2001, the first day of fiscal year 2002. The Company believes that the impact of this required accounting will not have a material impact on the revenue and expense classifications in the Company's Consolidated Statements of Income.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective December 30, 2001. The Company estimates that diluted earnings per share will increase by approximately $0.09 in 2002 as the majority of amortization of goodwill and other intangible assets will be eliminated as a result of the adoption of SFAS No. 142. The amortization expense of goodwill and intangibles for the twelve months ended December 29, 2001 totaled $21.3 million.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 effective December 30, 2001, and we do not expect that such adoption will have a significant effect on the Company's results of operations or financial position.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable - trade, net, inventories, accrued expenses and derivative instruments. In applying such policies management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition
     Revenue within our wholesale operations is recognized at the time when merchandise is shipped from the Company's distribution centers, or if shipped direct from contractor to customer, when title passes. Wholesale revenue is net of returns, discounts and allowances. Discounts and allowances are recognized when the related revenues are recognized. Retail store revenues are recognized at the time of sale. Retail revenues are net of returns.

Accounts Receivable - Trade, Net
     In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of historical recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of historic recoveries and the evaluation of current market conditions.

Inventories
     Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in house relating to the future sales of this type of inventory.

Accrued Expenses
     Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on statistical trends, open contractual obligations, and estimates based on projections and current requirements.

Derivative Instruments and Foreign Currency Risk Management Programs
     As of December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which require that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The impact on the Company's financial condition, results of operations and cash flows, upon the adoption of these pronouncements, was immaterial.

     The Company uses foreign currency forward contracts and collars for the specific purpose of hedging the exposure to variability in expected future cash flows associated with inventory purchases and sales collections from transactions associated primarily with our Canadian and European entities. These instruments are designated as cash flow hedges and, in accordance with SFAS Nos. 133 and 138, any unrealized gains or losses are included in accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income (loss) is reclassified to current-period earnings when the hedged transaction affects earnings. At December 29, 2001, the Company had entered into foreign currency collars with a net notional amount of $55 million with maturity dates in May 2002 and August 2002.

     Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize month-end balance sheet exposures. These derivative instruments do not qualify as cash flow hedges under SFAS Nos. 133 and 138 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

     As of December 29, 2001, the Company had forward contracts maturing through April 2002 to sell 7.0 million Canadian dollars, 0.5 million British pounds sterling, and 32.5 million European Euros. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $34.6 million at year end 2001, as compared with approximately $12.6 million at year end 2000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at December 29, 2001 and December 30, 2000.


INFLATION

     The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

FORWARD-LOOKING STATEMENTS

     Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2002, or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "plan", "anticipate", "estimate", "project", "management expects", "the Company believes", "remains optimistic" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and spending, consumer income growth, higher personal debt levels, rising energy costs, fluctuations in foreign currency exchange rates, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible failure of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing, including currency rate fluctuations; risks associated with terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise; and any significant disruption in the Company's relationships with its suppliers, manufacturers and employees.

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

     With respect to foreign sourcing, the Company notes that U.S. legislation which would further restrict the importation into the U.S. and/or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. Although it is unclear whether any new legislation will be enacted into law, it appears likely that various new legislative or executive initiatives will be proposed. These initiatives may include a reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries. In light of the very substantial portion of the Company's products, which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements could adversely affect the Company's operations.

     The Company from time to time reviews its possible entry into new markets, either through internal development activities, acquisitions or licensing. The entry into new markets (including the development and launch of new product categories and product lines), such as the Company's entry into the moderate market, the acquisition of businesses, such as the Company's acquisitions of MEXX, SIGRID OLSEN, LUCKY BRAND DUNGAREES, LAUNDRY and MONET, and the licensing of brands such as CANDIES(R), DKNY(R) JEANS and DKNY(R) ACTIVE, CITY DKNY(R), KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM, are accompanied by risks inherent in any such new business venture and may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses. Moreover, certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including, without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities. In addition, businesses licensed by the Company are subject to risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

     Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our Annual Reports on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks".

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

     With respect to Executive Officers of the Company, see Part I of this Annual Report on Form 10-K .

     Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2002 Proxy Statement").


Item 11. Executive Compensation.

     Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2002 Proxy Statement.


Item 13. Certain Relationships and Related Transactions.

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 2002 Proxy Statement.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)      1. Financial Statements.                                 PAGE REFERENCE
                                                                  2001 FORM 10-K
                                                                  --------------

MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-2 to F-3

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
     December 29, 2001 and December 30, 2000                        F-4

    Consolidated Statements of Income for the
    Three Fiscal Years Ended December 29, 2001                      F-5

    Consolidated Statements of  Retained Earnings,
    Comprehensive Income and  Changes in Capital
    Accounts for the Three Fiscal Years  Ended December 29, 2001    F-6 to F-7

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended December 29, 2001                      F-8

    Notes to Consolidated Financial Statements                      F-9 to F-29


         2. Schedules.


SCHEDULE II - Valuation and Qualifying Accounts                     F-30


    NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

         3. Exhibits.

Exhibit
  No.                      Description

2            - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

4(b)         - Rights  Agreement,   dated  as  of  December  4,  1998,   between
               Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A dated as of December 4, 1998).

4(b)(i)      - Amendment  to the Rights  Agreement,  dated  November  11,  2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A12B/A dated as of January 30, 2002).

4(c)         - Agency Agreement between Liz Claiborne,  Inc., Citibank, N.A. and
               Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant's Form 10-Q for the period ended June 30, 2001)

10(a)        - Reference  is made to  Exhibit  4(b)  filed  hereunder,  which is incorporated herein by this reference.


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

10(g)+       - The Liz  Claiborne  401(k)  Savings and Profit  Sharing  Plan, as
               amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [the "2000 Annual Report"]).

10(g)(i)+*   - Amendment  No. 1 to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan.

10(g)(ii)+*  - Amendment  No. 2 to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan.


 + Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
No.                        Description

10(h)+       - National Collective Bargaining  Agreement,  made and entered into as of June 1, 2000, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2000 through May 31, 2003 (incorporated herein by reference from Exhibit 10(h) to the 2000 Annual Report).

10(h)(i)+    - Jobbers  Agreement,  made and entered into as of June 1, 2000, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2000 through May 31, 2003 (incorporated herein by reference from Exhibit 10(h)(i) to the 2000 Annual Report).

10(i)+*      - Description  of  Liz  Claiborne,   Inc.  2001  Salaried  Employee
               Incentive Bonus Plan.

10(j)        - Lease,  dated as of  January  1, 1990  (the  "1441  Lease"),  for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(j)(i)     - First  Amendment:  Lease  Extension and  Modification  Agreement,
               dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(j)(ii)    - Second Amendment to Lease, effective as of September 19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(j)(iii)   - Third Amendment to Lease,  dated as of September 24, 1999, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (i) to the 1999 Annual Report).

10(j)(iv)*   - Fourth Amendment to Lease,  dated as of July 1, 2000, to the 1441
               Lease.

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

10(q)+       - Description of Supplemental  Life Insurance  Plans  (incorporated herein  by  reference  from  Exhibit  10(q)  to the  2000  Annual
               Report).

10(r)+       - Description  of unfunded  death/disability  benefits  for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(s)+       - Amended and Restated Liz Claiborne section 162(m) Cash Bonus Plan
               (incorporated herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+*      - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(t)(i)+*   - Trust  Agreement  dated  as  of  January  1,  2002,  between  Liz
               Claiborne, Inc. and Wilmington Trust Company.

10(u)+       - Employment  Agreement dated as of May 9, 1994, between Registrant and Paul R. Charron (the "Charron Agreement") (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(u)(i)+    - Amendment to the Charron Agreement, dated as of November 20, 1995
               (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(u)(ii)+   - Amendment to the Charron  Agreement,  dated as of  September  19,
               1996, (including the Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron [the "Accumulation Plan"]) (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(u)(iii)+* - Amendment to the Accumulation Plan, dated January 3, 2002.

10(u)(iv)+   - Change  of  Control  Agreement,  between  Registrant  and Paul R.
               Charron (incorporated herein by reference from Exhibit 10(v)(iii) to the 2000 Annual Report).

10(v)        - Three Year Revolving Credit  Agreement,  dated as of November 16,
               2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent) (incorporated herein by reference from Exhibit (x) to the 2000 Annual Report).

10(w)*       - 364-Day  Revolving  Credit  Agreement,  dated as of November  15,
               2001, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

10(x)+       - Liz Claiborne,  Inc. 2000 Stock  Incentive Plan (the "2000 Plan")
               (incorporated   herein  by   reference   from   Exhibit  4(e)  to
               Registrant's Form S-8 dated as of January 25, 2001.)

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
No.                        Description

10(x)(i)+    - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(x)(ii)    - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"] ).

10(x)(iii)   - Form or Restricted Key Associates  Performance  Shares  Agreement
               under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

21*          - List of Registrant's Subsidiaries.

23*          - Consent of Independent Public Accountants.

99*          - Undertakings.

99(i)*       - Letter to Commission pursuant to Temporary Note 3T.

(b)          - Reports on Form 8-K.

               Not Applicable.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

                               LIZ CLAIBORNE, INC.

By: /s/  Michael Scarpa                 By: /s/ Elaine H. Goodell
    --------------------------------        ------------------------------------
    Michael Scarpa,                         Elaine H. Goodell,
    Vice President and                      Vice President-Corporate Controller
    Chief Financial Officer                 and Chief Accounting Officer
    (principal financial officer)           (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 25, 2002.

Signature                    Title

/s/ Paul R. Charron          Chairman of the Board, Chief Executive Officer and
-------------------------    Director (principal executive officer)
Paul R. Charron

/s/ Bernard  W. Aronson      Director
-------------------------
Bernard W. Aronson

/s/ Raul J. Fernandez        Director
-------------------------
Raul J. Fernandez

 /s/ J. James  Gordon        Director
-------------------------
 J. James Gordon

/s/ Nancy J. Karch           Director
-------------------------
Nancy J. Karch

 /s/ Kenneth P. Kopelman     Director
-------------------------
Kenneth P. Kopelman

 /s/ Kay Koplovitz           Director
-------------------------
 Kay Koplovitz

/s/ Arthur C. Martinez       Director
-------------------------
 Arthur C. Martinez


 /s/ Paul E. Tierney, Jr.    Director
-------------------------
Paul E. Tierney, Jr.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                       Page
                                                                      Number
                                                                      ------
MANAGEMENT'S REPORT AND
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-2 to F-3

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
     December 29, 2001 and December 30, 2000                        F-4

    Consolidated Statements of Income for the
    Three Fiscal Years Ended December 29, 2001                      F-5

    Consolidated Statements of  Retained Earnings,
    Comprehensive Income and  Changes in Capital Accounts
    for the Three Fiscal Years Ended December 29, 2001              F-6 to F-7

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended December 29, 2001                      F-8

    Notes to Consolidated Financial Statements                      F-9 to F-29


SCHEDULE II - Valuation and Qualifying Accounts                     F-30


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





/s/ Paul R. Charron                    /s/ Michael Scarpa
----------------------------           --------------------------------
Paul R. Charron                        Michael Scarpa
Chairman of the Board                  Vice President and
and Chief Executive Officer            Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows for each of the three fiscal years ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three fiscal years ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





/s/ Arthur Andersen LLP
New York, New York
February 19, 2002

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

All amounts in thousands except share data                             December 29, 2001         December 30, 2000
------------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets:
     Cash and cash equivalents                                              $   127,635               $    47,020
     Marketable securities                                                       32,993                     7,610
     Accounts receivable - trade, net                                           362,189                   267,772
     Inventories                                                                487,923                   479,845
     Deferred income taxes                                                       37,386                    27,698
     Other current assets                                                        57,900                    80,631
                                                                            -----------               -----------
       Total current assets                                                   1,106,026                   910,576

   Property and Equipment - Net                                                 352,001                   297,424
   Goodwill and Intangibles - Net                                               455,113                   276,213
   Other Assets                                                                  38,115                    27,946
                                                                            -----------               -----------
                                                                            $ 1,951,255               $ 1,512,159
                                                                            ===========               ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
     Accounts payable                                                       $   236,906               $   199,254
     Accrued expenses                                                           199,772                   151,280
     Income taxes payable                                                        10,636                     7,370
                                                                            -----------               -----------
       Total current liabilities                                                447,314                   357,904

   Long-Term Debt                                                               387,345                   269,219
   Other Non-Current Liabilities                                                 15,000                    15,000
   Deferred Income Taxes                                                         37,314                    31,019
   Commitments and Contingencies (Note 9)
   Minority Interest                                                              8,121                     4,732
   Stockholders' Equity:
     Preferred stock, $.01 par value, authorized shares -
       50,000,000, issued shares - none                                              --                        --
     Common stock, $1 par value, authorized shares - 250,000,000,
       issued shares - 176,437,234                                              176,437                   176,437
     Capital in excess of par value                                              89,266                    83,808
     Retained earnings                                                        2,061,033                 1,896,873
     Accumulated other comprehensive loss                                        (5,346)                   (7,656)
                                                                            ------------              ------------
                                                                              2,321,390                 2,149,462
     Common stock in treasury, at cost - 71,212,310 shares in
       2001 and 74,018,800 shares in 2000                                    (1,265,229)               (1,315,177)
                                                                            ------------              ------------
         Total stockholders' equity                                           1,056,161                   834,285
                                                                            -----------               -----------
                                                                            $ 1,951,255               $ 1,512,159
                                                                            ===========               ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

                                                                                          Fiscal Years Ended
                                                                        ----------------- ------------------- ------------------
All dollar amounts in thousands except per common share data            December 29, 2001  December 30, 2000   January 1, 2000
----------------------------------------------------------------------- ----------------- ------------------- ------------------
Net Sales
                                                                             $ 3,448,522        $ 3,104,141        $ 2,806,548
   Cost of goods sold                                                          2,021,272          1,870,269          1,708,966
                                                                             -----------        -----------        -----------
Gross Profit                                                                   1,427,250          1,233,872          1,097,582
   Selling, general and administrative expenses                                1,080,483            909,142            797,829
   Restructuring charge                                                           15,050             21,041                 --
                                                                             -----------        -----------        -----------
Operating Income                                                                 331,717            303,689            299,753
   Other (expense) income - net                                                   (3,511)             6,658               (956)
   Interest (expense) income - net                                               (28,117)           (21,917)             2,789
                                                                             ------------       ------------       -----------
Income Before Provision for Income Taxes                                         300,089            288,430            301,586
   Provision for income taxes                                                    108,032            103,835            109,144
                                                                             -----------        -----------        -----------
Net Income                                                                   $   192,057        $   184,595        $   192,442
                                                                             ===========        ===========        ===========


Net Income per Common Share:
   Basic                                                                     $      1.85        $      1.73        $      1.56
                                                                             ===========        ===========        ===========

   Diluted                                                                   $      1.83        $      1.72        $      1.56
                                                                             ===========        ===========        ===========

Dividends Paid per Common Share                                              $       .23        $       .23        $       .23
                                                                             ===========        ===========        ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

                                     COMMON STOCK                                 Accumulated        TREASURY SHARES
                                 ---------------------  Capital in                   Other      -------------------------
                                  Number of              Excess of   Retained    Comprehensive   Number of      Amount      Total
All dollar amounts in thousands    Shares      Amount    Par Value   Earnings    Income (Loss)    Shares
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999         176,437,234  $176,437  $  50,428   $1,574,017   $     (2,721)  48,535,914   $  (817,051)  $981,110

Net income                                --        --         --      192,442             --           --            --    192,442
Other comprehensive income
   (loss), net of tax:
Translation adjustment                    --        --         --           --           (431)          --            --       (431)
Adjustment to unrealized
   (losses) on available
   for sale securities                    --        --         --           --           (111)          --            --       (111)
                                                                                                                           ---------
Total comprehensive income                                                                                                  191,900
Exercise of stock options and
   related tax benefits                   --        --      1,031       (2,799)            --     (438,612)        7,976      6,208
Cash dividends declared                   --        --         --      (27,821)            --           --            --    (27,821)
Exercise of put warrants                  --        --     (1,996)          --             --           --         1,996         --
Reclassification of put
   warrant obligations, net               --        --     30,794           --             --           --            --     30,794
Purchase of common stock                  --        --         --           --             --   14,776,600      (281,167)  (281,167)
Issuance of common stock
   under restricted stock and
   employment agreements, net             --        --         --        3,663             --      123,252        (2,518)     1,145
                                 -----------  --------  ----------  ------------ -------------  -----------  ------------  ---------

BALANCE, JANUARY 1, 2000         176,437,234  $176,437  $  80,257   $1,739,502   $     (3,263)  62,997,154   $(1,090,764)  $902,169

Net income                                --        --         --      184,595             --           --            --    184,595
Other comprehensive income
   (loss), net of tax:
Translation adjustment                    --        --         --           --         (3,625)          --            --     (3,625)
Adjustment to unrealized
   (losses) on available
   for sale securities                    --        --         --           --           (768)          --            --       (768)
                                                                                                                           --------
Total comprehensive income                                                                                                  180,202
Exercise of stock options and
   related tax benefits                   --        --      3,551       (4,517)            --   (1,318,188)       23,718     22,752
Cash dividends declared                   --        --         --      (24,027)            --           --            --    (24,027)
Purchase of common stock                  --        --         --           --             --   12,310,610      (247,670)  (247,670)
Issuance of common stock
   under restricted stock and
   employment agreements, net             --        --         --        1,320             --       29,224          (461)       859
                                 -----------  --------  ----------  -----------  -------------  -----------  ------------  ---------

BALANCE, DECEMBER 30, 2000       176,437,234  $176,437  $  83,808   $1,896,873   $     (7,656)  74,018,800   $(1,315,177)  $834,285

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

                                     COMMON STOCK                                 Accumulated        TREASURY SHARES
                                 ---------------------  Capital in                   Other      -------------------------
                                  Number of              Excess of   Retained    Comprehensive   Number of      Amount      Total
All dollar amounts in thousands    Shares      Amount    Par Value   Earnings    Income (Loss)    Shares
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2000       176,437,234  $176,437  $   83,808  $1,896,873   $     (7,656)  74,018,800   $(1,315,177)  $834,285

Net income                                --        --          --     192,057             --           --            --    192,057
Other comprehensive income
   (loss), net of tax:
Translation adjustment                    --        --          --          --          4,928           --            --      4,928
Gains (losses) on cash flow
   hedging derivatives                    --        --          --          --           (250)          --            --       (250)
Adjustment to unrealized
   (losses) on available
   for sale securities                    --        --          --          --         (2,368)          --            --     (2,368)
                                                                                                                           ---------
Total comprehensive income                                                                                                  194,367
Exercise of stock options and
   related tax benefits                   --        --       5,458          --             --   (2,363,076)       38,561     44,019
Cash dividends declared                   --        --          --     (23,317)            --           --            --    (23,317)
Purchase of common stock                  --        --          --          --             --      155,000        (2,854)    (2,854)
Issuance of common stock under
   restricted stock and
   employment agreements, net             --        --          --      (4,580)            --     (598,414)       14,241       9,661
                                 -----------  --------  ----------  -----------  -------------  ------------ ------------  ---------

BALANCE, DECEMBER 29, 2001       176,437,234  $176,437  $   89,266  $2,061,033   $     (5,346)  71,212,310   $(1,265,229) $1,056,161
                                 ===========  ========  ==========  ===========  =============  ===========  ============ ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

                                                                                          Fiscal Years Ended
                                                                        ----------------- ------------------- ------------------
All dollar amounts in thousands                                         December 29, 2001 December 30, 2000    January 1, 2000
----------------------------------------------------------------------- ----------------- ------------------- ------------------
Cash Flows from Operating Activities:
   Net income                                                                $   192,057        $   184,595        $   192,442
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               101,491             77,033             67,836
     Deferred income taxes-net                                                    11,925              8,418              9,839
     Restructuring charge                                                         15,050             21,041                 --
     Other-net                                                                    13,442              4,410              7,797
   Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable - trade, net                     (44,957)            29,245            (39,996)
     Decrease (increase) in inventories                                           37,535            (46,408)            80,438
     Decrease in other current assets                                             10,813             16,811             17,771
     Increase (decrease) in accounts payable                                      13,249              9,834            (43,489)
     (Decrease) increase in accrued expenses                                     (22,115)           (36,849)            11,822
     Increase (decrease) in income taxes payable                                     723               (165)            (3,499)
                                                                             -----------        ------------       -----------
       Net cash provided by operating activities                                 329,213            267,965            300,961
                                                                             -----------        -----------        -----------

Cash Flows from Investing Activities:
   Purchases of investment instruments                                               (83)           (14,654)                --
   Disposals of investment instruments                                                --             14,573             65,459
   Purchases of property and equipment                                           (82,236)           (66,711)           (75,130)
   Purchases of trademarks and licenses                                               --             (3,683)            (6,400)
   Purchase of restricted equity investment                                           --                 --            (29,000)
   Payments for acquisitions, net of cash acquired                              (274,142)           (55,178)          (177,825)
   Payments for in-store merchandise shops                                       (24,718)           (21,381)           (22,879)
   Other-net                                                                      (3,496)              (496)             4,924
                                                                             -----------        -----------        -----------
     Net cash used in investing activities                                      (384,675)          (147,530)          (240,851)
                                                                             -----------        -----------        -----------

Cash Flows from Financing Activities:
   Proceeds from Eurobond issue                                                  309,619                 --                 --
   Commercial paper - net                                                       (191,492)           153,134            116,085
   Proceeds from exercise of common stock options                                 39,193             19,201              5,177
   Dividends paid                                                                (23,317)           (24,027)           (27,821)
   Purchase of common stock, net of put warrant premiums                          (2,854)          (247,670)          (281,167)
                                                                             -----------        -----------        -----------
     Net cash provided by (used in) financing activities                         131,149            (99,362)          (187,726)
                                                                             -----------        -----------        -----------
Effect of Exchange Rate Changes on Cash                                            4,928             (3,625)              (431)
                                                                             -----------        -----------        -----------

Net Change in Cash and Cash Equivalents                                           80,615             17,448           (128,047)
Cash and Cash Equivalents at Beginning of Year                                    47,020             29,572            157,619
                                                                             -----------        -----------        -----------
Cash and Cash Equivalents at End of Year                                     $   127,635        $    47,020        $    29,572
                                                                             ===========        ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Liz Claiborne Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Liz Claiborne Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents and receivables approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

CASH AND CASH EQUIVALENTS
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses are included in accumulated other comprehensive income (loss) until realized. Dividends on equity securities are recorded in income based on payment dates. Interest is recognized when earned. All marketable securities are available-for-sale investments.

ACCOUNTS RECEIVABLE - TRADE, NET
In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of historical recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of historic recoveries and the evaluation of current market conditions.

INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning ongoing product as well as prior seasons fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in house relating to the future sales of this type of inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

GOODWILL AND INTANGIBLES
Goodwill and intangibles consist principally of goodwill, which is amortized using the straight-line method over a period of 20 to 25 years. Goodwill was $404.7 million, net of accumulated amortization of $29.1 million as of December 29, 2001. As of December 30, 2000, goodwill was $220.7 million, net of accumulated amortization of $12.7 million. Also included are trademarks that are owned or licensed. Trademarks that are owned are amortized using the straight-line method over a period of 20 to 25 years. Trademarks that are licensed are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangibles amounted to $50.4 million in 2001 and $55.5 million in 2000, net of accumulated amortization of $11.5 million as of December 29, 2001 and $6.5 million as of December 30, 2000.

The recoverability of the carrying values of all long-lived assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 29, 2001, there were no material adjustments to the carrying values of all long-lived assets resulting from these evaluations.

ACCRUED EXPENSES
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on trends, open contractual obligations, and estimates based on projections and current requirements.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

FOREIGN EXCHANGE FORWARD CONTRACTS
The Company enters into foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with its non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is complete and are accounted for as part of the underlying transaction. Transaction gains and losses included in income were not significant in 2001, 2000 and 1999.

REVENUE RECOGNITION
Revenue within our wholesale operations is recognized at the time when merchandise is shipped from the Company's distribution centers, or if shipped direct from contractor to customer, when title passes. Wholesale revenue is net of returns, discounts and allowances. Retail store revenues are recognized at the time of sale. Retail revenues are net of returns. Returns, discounts and allowances are recognized when the related revenues are recognized.

ADVERTISING AND PROMOTION
All costs associated with advertising and promoting products are expensed during the periods when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company, at its discretion, agrees to share costs under negotiated contracts, of customers' advertising and promotional expenditures, are expensed when the related revenues are recognized. Advertising and promotion expenses were $115.2 million in 2001, $116.9 million in 2000 and $104.3 million in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. The 2001, 2000 and 1999 fiscal years each reflected a 52-week period.

STOCK DIVIDEND
On December 19, 2001, the Board of Directors authorized a two-for-one stock split of the Company's common stock, payable in the form of a stock dividend to stockholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2002. All share data and earnings per share amounts presented have been restated to reflect this stock dividend.

PRIOR YEARS' RECLASSIFICATION
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform with the current year's classifications.


NOTE 2: ACQUISITIONS

On May 23, 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of the Netherlands, for a purchase price of approximately 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of future implied equity value, payable at either party's option with respect to the year ended 2003, 2004 or 2005. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets acquired was $199.7 million. The purchase price includes an adjustment for estimated transaction fees associated with the acquisition and the estimated expenses associated with the closure of certain under-performing retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. Goodwill is being amortized on a straight-line basis over 20 years. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information assumes the Mexx acquisition had occurred on January 2, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 2, 2000, nor is it indicative of the Company's future results.

                                                         Fiscal Year Ended
                                                     -------------------------
                                                     December 29, December 30,
(Dollars in thousands except per common share data)      2001         2000
---------------------------------------------------  ------------ ------------

Net sales                                             $3,591,273  $3,456,863
Net income                                               180,297     177,063

Basic earnings per share                                   $1.73       $1.66
Diluted earnings per share                                 $1.72       $1.65

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


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

On November 2, 1999, the Company completed the purchase of the entire equity interest of Podell Industries, Inc., whose core business consists of the Laundry by Shelli Segal apparel line ("Laundry"). Laundry is marketed primarily to select department and specialty stores. The acquisition was accounted for using the purchase method of accounting. The total purchase price of Laundry, including the repayment of indebtedness, was approximately $44.7 million. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on estimates of fair values. The estimated fair value of assets acquired was $6.5 million, and estimated liabilities assumed were $5.3 million. Goodwill is being amortized on a straight-line basis over 20 years. Annual net sales of Laundry in 1998 were approximately $76 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company completed the purchase of 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc., whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million, and a payment to be made on March 31, 2003 of at least $15 million, which may be increased to a maximum of $45 million based on the achievement of certain earnings targets. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. The excess purchase price over the fair market value of the underlying net assets of $8.1 million was allocated to goodwill and property based on estimates of fair values. The estimated fair value of assets acquired was $16.1 million and estimated liabilities assumed was $8.0 million. Goodwill is being amortized on a straight-line basis over 25 years. After a 5-year period, the Company may be required to purchase the remaining equity interest at an amount equal to its then fair market value, or elect to purchase the remaining equity interest at its then fair market value, or under certain circumstances at a 20% premium on such value. Annual net sales of Lucky Brand Dungarees, Inc. in 1998 were approximately $60 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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


NOTE 3: LICENSING COMMITMENTS

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial restrictions) with Kenneth Cole Productions, Inc. to manufacture, design, market and distribute women's apparel products under the trademarks "Kenneth Cole New York," "Reaction Kenneth Cole" and "Unlisted.com" (the "Kenneth Cole Marks"). Under the agreements, the Company is obligated to pay a royalty equal to a percentage of net sales of products

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


bearing the Kenneth Cole Marks. The initial term of the license agreements run through December 31, 2004 with an option to renew for three additional 5-year periods if certain sales thresholds are met.

In February 2000, the Company consummated an exclusive license agreement with Leslie Fay Marketing, Inc. ("Leslie Fay"), a subsidiary of Leslie Fay Company, Inc. to design, manufacture, market, distribute and sell dresses under the Liz Claiborne Dresses and Elisabeth Dresses labels. Not included in the agreement are dresses sold as part of the Liz Claiborne Collection, Lizsport, Lizwear, Liz & Co. and Elisabeth sportswear lines. Under the agreements Leslie Fay is obligated to pay a royalty equal to a percentage of net sales of the Company's products. The initial term of the license agreement runs through February 28, 2005, with an option to renew for two additional 5-year terms if certain sales thresholds are met by the licensee.

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

In January 1998, the Company consummated an exclusive license agreement (with certain territorial restrictions) with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products under the "DKNY(R) Jeans" and "DKNY(R) Active" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) Jeans" and "DKNY(R) Active" products. The initial term of the license agreement runs through December 31, 2012, with an option to renew for an additional 15-year period, if certain sales thresholds are met. Subject to the terms of the license agreement, aggregate minimum royalties for the initial 15 year term total $152 million. In December 1999, the Company consummated an additional exclusive license agreement (with certain territorial restrictions) with an affiliate of Donna Karan International, Inc. to design, produce, market and sell a new line of career and casual sportswear for the "better" market under the trademark CITY DKNY(R). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed products. The initial term of the license agreement runs through December 31, 2005, with an option to renew for two additional 5-year periods if certain sales thresholds are met.

Certain of the above licenses are subject to minimum guarantees deemed not material.


NOTE 4: MARKETABLE SECURITIES

In August 1999, the Company, in conjunction with the consummation of a license agreement with Kenneth Cole Productions, Inc. (see Note 3 of Notes to Consolidated Financial Statements), purchased one million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. In March 2000, a three-for-two stock split increased the number of shares owned by the Company to
1.5 million shares. This amount, $29 million, was recorded at cost as a component of other current assets as of December 30, 2000. Certain restrictions applicable to the Company's stock ownership expired on August 24, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 29, 2001, the investment was recorded as an available-for-sale marketable security at fair market value with unrealized losses net of taxes reported as a component of accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


The following is a summary of available-for-sale marketable securities at December 29, 2001 and December 30, 2000:

                                            Gross Unrealized
                                            ----------------  Estimated
December 29, 2001 (in thousands)    Cost     Gains   Losses   Fair Value
------------------------------------------------------------------------
Equity securities                 $ 29,000  $    --  $ 2,705  $   26,295
Other holdings                       8,599       --    1,901       6,698
                                  --------  -------  -------  ----------
Total                             $ 37,599  $    --  $ 4,606  $   32,993
                                  ========  =======  =======  ==========

                                            Gross Unrealized
                                            ----------------  Estimated
December 30, 2000 (in thousands)   Ct        Gains   Losses   Fair Value
------------------------------------------------------------------------
Other holdings                    $  8,516  $    --  $   906  $    7,610
                                  --------  -------  -------  ----------
Total                             $  8,516  $    --  $   906  $    7,610
                                  ========  =======  =======  ==========

For 2001, 2000 and 1999, gross realized gains on sales of available-for-sale securities totaled $0, $10,044,000 and $1,793,000, respectively.


NOTE 5: INVENTORIES

Inventories are summarized as follows:

In thousands                              December 29, 2001   December 30, 2000
--------------------------------------------------------------------------------
Raw materials                                  $    29,649         $    21,181
Work in process                                      7,061               6,233
Finished goods                                     451,213             452,431
                                               -----------         -----------
                                               $   487,923         $   479,845
                                               ===========         ===========


NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

In thousands                              December 29, 2001   December 30, 2000
--------------------------------------------------------------------------------
Land and buildings                             $   144,299         $   133,342
Machinery and equipment                            215,747             267,004
Furniture and fixtures                             185,741              74,794
Leasehold improvements                             198,446             165,827
                                               -----------         -----------
                                                   744,233             640,967
Less: Accumulated depreciation
      and amortization                             392,232             343,543
                                               -----------         -----------
                                               $   352,001         $   297,424
                                               ===========         ===========

Depreciation and amortization expense of property and equipment was $61.9 million, $51.7 million and $45.5 million for fiscal years 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands                              December 29, 2001   December 30, 2000
--------------------------------------------------------------------------------
Payroll and bonuses                            $    37,406         $    29,539
Taxes, other than taxes on income                   17,865              16,009
Employee benefits                                   31,396              23,982
Advertising                                         14,790              15,505
Restructuring reserve                               15,748              19,438
Other                                               82,567              46,807
                                               -----------         -----------
                                               $   199,772         $   151,280
                                               ===========         ===========


NOTE 8: INCOME TAXES

The provisions for income taxes are as follows:

                                          Fiscal Year Ended
                     ----------------------------------------------------------
In thousands          December 29, 2001   December 30, 2000    January 1, 2000
-------------------- ------------------- ------------------- ------------------
Current:
   Federal                $    89,237        $    78,396         $    81,512
   Foreign                     10,131              5,708               2,717
   State & local               10,800             10,750              10,400
                          -----------        -----------         -----------
                          $   110,168        $    94,854         $    94,629
Deferred:
   Federal                $    10,899        $     7,974         $    13,005
   Foreign                    (14,155)               158                 117
   State & local                1,120                849               1,393
                          -----------        -----------         -----------
                          $   108,032        $   103,835         $   109,144
                          ===========        ===========         ===========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude $4,511,000 in 2001, $3,551,000 in 2000 and $1,031,000 in 1999 arising from the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax liability from our acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


The effective income tax rate differs from the statutory federal income tax rate as follows:

                                               Fiscal Year Ended
                             ---------------------------------------------------
                             December 29, 2001 December 30, 2000 January 1, 2000
---------------------------- ----------------- ----------------- ---------------
Federal tax provision at
   statutory rate                    35.0%            35.0%            35.0%
State and local income
   taxes, net of federal
   benefit                            2.3              2.4              2.2
Other-net                            (1.3)            (1.4)            (1.0)
                                   -------          -------          -------
                                     36.0%            36.0%            36.2%
                                   =======          =======          =======

The components of net deferred taxes arising from temporary differences as of December 29, 2001 and December 30, 2000 are as follows:

                                             December 29, 2001                   December 30, 2000
                                    ----------------------------------------------------------------------
In thousands                           Deferred Tax     Deferred Tax       Deferred Tax      Deferred Tax
                                          Asset           Liability            Asset           Liability
----------------------------------------------------------------------------------------------------------
 Inventory valuation                     $  10,236        $      --          $  12,524         $      --
 Unremitted earnings from foreign
   subsidiaries                                 --           16,419                 --            16,419
 Restructuring charge                       10,593               --              9,958                --
 Deferred compensation                          --           10,207                 --             9,405
 Nondeductible accruals                     14,867               --              7,734                --
 Unrealized investment losses
   (gains)                                   2,624               --               (326)               --
 Net operating loss carryforwards           13,286               --                 --                --
 Valuation allowance                        (5,829)              --                 --                --
 Depreciation                                2,582               --                 --              (432)
 Other-net                                 (10,973)          10,688             (2,192)            5,627
                                         ---------        ---------          ---------         ---------
                                         $  37,386        $  37,314          $  27,698         $  31,019
                                         =========        =========          =========         =========

As of December 29, 2001, Mexx had net operating loss carryforwards of approximately $13,286,000 that begin to expire in 2005 available to reduce future foreign taxable income. A deferred tax asset has been established, however, a valuation allowance of $5,829,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments. Management believes that the deferred tax benefits will be fully realized through future taxable income and reversals of deferred tax liabilities.

The Company has provided Federal income taxes on unremitted earnings from its international subsidiaries that may be remitted back to the United States. Federal income taxes were not provided on unremitted earnings expected to be permanently reinvested internationally of approximately $4,000,000.


NOTE 9: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through 2023. Rental expense for 2001, 2000 and 1999 was approximately $100,748,000, $71,523,000 and $67,113,000, respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


At December 29, 2001, the minimum aggregate rental commitments are as follows:

 Fiscal    (In thousands)           Fiscal     (In thousands)
  Year    Operating Leases           Year      Operating Leases
------------------------------------------------------------
  2002       $ 97,569                2005         $ 73,321
  2003         90,904                2006           63,437
  2004         82,270              Thereafter      296,780

Certain rental commitments have renewal options extending through the fiscal year 2031. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

At December 29, 2001 and December 30, 2000, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $506,328,000 and $526,151,000, respectively.

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. In the past, a number of corporate groups which include certain of the Company's largest department store customers were involved in highly leveraged financial transactions and certain of these customers filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, certain customers have emerged from protection under Chapter 11. Three corporate groups of department store customers accounted for 17%, 13% and 11%, respectively, of wholesale net sales in 2001, 18%, 14% and 16%, respectively, of wholesale net sales in 2000 and 17%, 16%, and 15%, respectively, of wholesale net sales in 1999. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 29, 2001.

At December 29, 2001, approximately 14% of the Company's work force was covered by collective bargaining agreements. One of these agreements currently in effect expires in May 2005; all other agreements currently in effect will expire in May 2003. The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of operations due to labor disputes.

On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire and construct various land, building equipment and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The lease terms are each five years, with up to four renewal periods of five years each with the consent of the lessor. The operating lease arrangements are with a lessor who through a limited partnership has contributed equity in excess of 3 1/2% of the total value of the estimated aggregate cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions who hold the equity are partners of the lessor. The Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, General and Administrative Expense in the Consolidated Statements of Income. The Company has not entered into any other off-balance sheet arrangements other than normal operating leases.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position (see Note 23 of Notes to Consolidated Financial Statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


NOTE 10: DEBT AND LINES OF CREDIT

On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan has two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan. The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of Mexx on May 23, 2001 (see Note 2 of Notes to Consolidated Financial Statements).

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001.

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility, as well as the Company's $250 million bank facility that matures in November 2003 (collectively, the "Agreement") may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating.

The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants.

The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At December 29, 2001, approximately $77.7 million was outstanding under the commercial paper program, with a weighted average interest rate of 3.1%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of December 29, 2001 as it is the Company's intent and ability to refinance such obligations on a long-term basis.

As of December 29, 2001, the Company had lines of credit aggregating $410 million, which were primarily available to cover trade letters of credit. At December 29, 2001 and December 30, 2000, the Company had letters of credit of $228 million and $271 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.


NOTE 11:  DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

As of December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which require that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The impact on the Company's financial condition, results of operations and cash flows, upon the adoption of these pronouncements, was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


The Company uses foreign currency forward contracts and collars for the specific purpose of hedging the exposure to variability in expected future cash flows associated with inventory purchases and sales collections from transactions associated primarily with our Canadian and European entities. These instruments are designated as cash flow hedges and, in accordance with SFAS Nos. 133 and 138, any unrealized gains or losses are included in accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income (loss) is reclassified to current-period earnings when the hedged transaction affects earnings. At December 29, 2001, the Company had entered into foreign currency collars with a net notional amount of $55 million with maturity dates in May 2002 and August 2002.

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize month-end balance sheet exposures. These derivative instruments do not qualify as cash flow hedges under SFAS Nos. 133 and 138 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

As of December 29, 2001, the Company had forward contracts maturing through April 2002 to sell 7.0 million Canadian dollars, 0.5 million British pounds sterling, and 32.5 million European Euros. The aggregate U.S. dollar value of the foreign exchange contracts was approximately $34.6 million at year end 2001, as compared with approximately $12.6 million at year end 2000. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at December 29, 2001 and December 30, 2000.


NOTE 12: RESTRUCTURING CHARGES

In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our division offices; $3.3 million associated with the strategic closure of two specific facilities; and $7.6 million in severance related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of December 29, 2001 was $15.7 million. The Company expects that these activities will be substantially complete by December 2002.

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores in formats that no longer fit into our retail strategy, the closure of one of our recently acquired divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 1998.

In December 2000, the Company recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of nearly 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. Asset writedowns of $2.4 million consist principally of showrooms and administrative offices deemed no longer necessary in our Wholesale Apparel segment. These restructuring activities are substantially complete as of December 29, 2001. The fiscal 2000 restructuring charges reduced net income by $13.5 million, or $0.13 per common share.

During the 1999 fiscal year, $2.7 million of the Company's previous restructuring liability originally recorded in December 1998 was deemed to be no longer necessary. This amount was taken as a reduction to the restructuring charge through earnings and was offset with a restructuring reserve of an equal amount to recognize the anticipated exit cost associated with the closure of seven additional under-performing retail stores.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


A summary of the changes in the restructuring reserves is as follows:

                                                         Estimated
                              Store   Operating and   Occupancy Costs
                             Closure  Administrative  and Asset Write
In millions                   Costs     Exit Costs         Downs         Total
--------------------------------------------------------------------------------
Original Reserve             $ 14.4      $ 12.6           $   --        $  27.0
   1999 spending              (11.2)      (10.7)              --          (21.9)
   1999 reserve reduction      (0.8)       (1.9)              --           (2.7)
   1999 exit costs charge       2.7          --               --            2.7
                             ------      ------           ------        -------
Balance at January 1, 2000   $  5.1      $   --           $   --        $   5.1
                             ------      ------           ------        -------

   2000 reserve                 5.4        11.8              5.0           22.2
   2000 spending               (3.9)       (0.4)            (2.4)          (6.7)
   2000 reserve reduction      (1.1)         --               --           (1.1)
                             ------      ------           ------        --------
Balance at December 30, 2000 $  5.5      $ 11.4           $  2.6        $  19.5
                             ------      ------           ------        -------

   2001 reserve                 4.6         7.6              6.8           19.0
   2001 spending               (2.1)       (9.7)            (7.1)         (18.9)
   2001 reserve reduction      (2.4)       (1.5)              --           (3.9)
                             ------      ------           ------         ------
Balance at December 29, 2001 $  5.6      $  7.8           $  2.3        $  15.7
                             ======      ======           ======        =======


NOTE 13: OTHER (EXPENSE) INCOME - NET

Other (expense) income - net consists of the following:

                                        Fiscal Year Ended
                     -----------------------------------------------------
In thousands          December 29, 2001 December 30, 2000  January 1, 2000
-------------------- ------------------ ----------------- ----------------
Investment gain           $    --            $ 8,760           $    --
Minority interest          (3,645)            (2,218)           (1,402)
Other                         134                116               446
                          -------            -------           -------
                          $(3,511)           $ 6,658           $  (956)
                          ========           =======           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


NOTE 14: STOCK PLANS

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans, which are described below. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                              Fiscal Year Ended
In thousands except for     ----------------------------------------------------
per common share data       December 29, 2001 December 30, 2000  January 1, 2000
--------------------------- ----------------- ----------------- ----------------
Net income:
   As reported                    $ 192,057          $ 184,595         $ 192,442
   Pro forma                      $ 178,721          $ 175,281         $ 185,814
Basic earnings per share:
   As reported                       $ 1.85             $ 1.73            $ 1.56
   Pro forma                         $ 1.72             $ 1.64            $ 1.51
Diluted earnings per share:
   As reported                       $ 1.83             $ 1.72            $ 1.56
   Pro forma                         $ 1.70             $ 1.63            $ 1.51

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0.9%, 1.1% and 1.3%, expected volatility of 46%, 40% and 37%, risk free interest rates of 4.4%, 5.0% and 5.3%, and expected lives of five years for all periods.

In March 1992 and March 2000, the Company adopted the "1992 Plan" and "2000 Plan," respectively, under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees and directors selected by the plans' administrative committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon merger of the Company or the happening of certain other change of control events. Options and rights may not be transferred during the lifetime of a holder.

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

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2000 Plan. At December 29, 2001, there were available for future grant 5,509,984 shares under the 2000 Plan. The 2000 Plan expires in 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in retained earnings.

Changes in common shares under option for the three fiscal years in the period ended December 29, 2001 are summarized as follows:

                                              2001                             2000                               1999
                                 ----------------------------- ---------------------------------- ------------------------------
                                  Shares      Weighted Average     Shares     Weighted Average       Shares     Weighted Average
                                               Exercise Price                  Exercise Price                    Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Beginning of year                 7,228,550        $ 18.23        5,668,942        $ 17.38           4,681,188       $ 17.73
Granted                           3,851,000          22.08        3,762,400          18.47           2,584,400         16.41
Exercised                        (2,363,076)         18.20       (1,318,188)         14.57            (438,612)        11.81
Cancelled                        (1,131,992)         18.90         (884,604)         19.28          (1,158,034)        18.79
                                 -----------       -------      ------------       -------         ------------      -------

End of year                       7,584,482        $ 20.10        7,228,550        $ 18.23           5,668,942       $ 17.38
                                 ==========        =======      ===========        =======         ===========       =======

Exercisable at end of year        1,179,594        $ 18.73        1,711,674        $ 18.46           1,842,690       $ 16.32
                                 ==========        =======      ===========        =======         ===========       =======

Weighted average fair value of
  options granted during the year                  $  9.49                         $  7.21                           $  6.11

The following table summarizes information about options outstanding at December 29, 2001:

                                                Options Outstanding                                     Options Exercisable
                        -------------------------------------------------------------------- ---------------------------------------
       Range of           Outstanding at      Weighted Average         Weighted Average       Exercisable at       Weighted Average
                                            Remaining Contractual
    Exercise Prices       Dec. 29, 2001             Life                Exercise Price         Dec. 29, 2001        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
   $ 8.50 - $ 17.50           1,005,354           7.2 years                 $ 16.04                270,454              $ 15.37
    17.51 -   22.50           6,099,928           8.4 years                   20.63                881,190                19.57
    22.51 -   35.50             479,200           8.8 years                   27.67                 27,950                24.76
   $ 8.50 - $ 35.50           7,584,482           8.2 years                 $ 20.47              1,179,594              $ 18.73

On January 24, 2002, nonqualified options to acquire approximately 3,300,000 shares of common stock were granted to officers and other key employees with an exercise price of $25.94.

In January 2001 and May 2001, the committee authorized the grant of 84,966 shares of restricted stock issued under the 2000 Plan; these shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20% on each of the third, fourth and fifth grant date anniversary, and the remaining 40% on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In January 2001, the committee authorized the grant of 1,034,000 shares of common stock to a group of key executives. As of December 29, 2001, 736,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2007. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In 1998, the committee granted 733,300 shares of common stock to a group of key executives. As of December 29, 2001, 68,464 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80% of such shares was accelerated as of March 1, 2001. During the first quarter of 2001, the Company recorded a charge to operating income of approximately $5 million as compensation expense to reflect such accelerations. The shares that did not vest on an accelerated basis remain restricted; the expiration of restrictions may be accelerated if the total return of the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation on such unvested shares is being amortized over a period equal to the anticipated vesting period.

The unearned compensation related to all restricted stock grants as of December 29, 2001, December 30, 2000, and January 1, 1999 is $16,704,000, $7,635,000, and
$9,097,000, respectively, and is included in retained earnings.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 2001, 63,000 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 2,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in ten years. Additionally, effective July 2000, each non-employee director is entitled to receive on the first business day of each fiscal year a grant of options to purchase 4,000 shares under the 2000 Plan.


NOTE 15: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan (the "401(k)/Profit Sharing Plan") for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code and a profit sharing portion. To be eligible to participate in either portion of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. As of January 1, 2002 full-time employees may begin to make pre-tax contributions and to receive employer matching contributions to the 401(k) portion of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1000 hours of service. The 1000-hour rule applies to all eligible employees for purposes of entering the profit sharing portion of the 401(k)/Profit Sharing Plan; in addition, a participant generally must be credited with 1000 hours of service during, and be employed by the Company or one of its affiliates on the last day of, the calendar year to share in the profit sharing contribution for that year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


The Company's aggregate 401(k)/Profit Sharing Plan contribution expense for 2001, 2000 and 1999, which is included in selling, general and administrative expenses, was $7,731,000, $6,888,000 and $6,515,000, respectively.

The Company has a supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows participants to defer up to 15% of their base salary and up to 100% of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable "rabbi" trust to which the Company plans to make contributions to provide a source of funds to assist in meeting its obligations under the plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors. The Company's expenses (recoveries) related to these plans, which are included in selling, general and administrative expenses, were $13,000, ($224,000) and $2,223,000 in 2001, 2000 and 1999, respectively.

The Company has established an unfunded deferred compensation arrangement for a senior executive which accrues over an eight year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15% of the sum of the senior executive's base salary and bonus. The accrued amount plus earnings will become fully vested on January 1, 2005, provided the senior executive is the Chairman of the Board and Chief Executive Officer of the Company on such date. This arrangement also provides for the deferral of an amount equal to the portion of the executive's base salary that exceeds $1 million. The deferred amount plus earnings will be fully vested at all times.


NOTE 16: STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock (20% or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50% or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008 and do not have voting rights, may be amended by the Company's Board of Directors and redeemed by the Company at $0.01 per right at any time before any person or group becomes an Acquiring Person.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


NOTE 17: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128 "Earnings per Share."

                                                               Fiscal Year Ended
                                             ----------------- ----------------- ----------------
In thousands                                 December 29, 2001 December 30, 2000  January 1, 2000
-------------------------------------------- ----------------- ----------------- ----------------
Net income                                        $ 192,057         $ 184,595         $ 192,442
Weighted average common shares outstanding          103,994           106,813           123,047
Effect of dilutive securities:
   Stock options and restricted stock grants          1,057               682               378
   Put warrants                                          --                --                14
Weighted average common shares and common
   share equivalents                                105,051           107,495           123,439


NOTE 18: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 2001, 2000, and 1999, the Company made income tax payments of $83,851,000, $94,742,000, and $89,374,000, respectively. The Company made interest payments of $15,093,000, $20,438,000, and $2,186,000 in 2001, 2000, and
1999, respectively. Other non-cash investing activities in 1999 included a future payment of $15.0 million associated with the Lucky Brand Dungarees, Inc. acquisition and $3.5 million contingent payment for the Laundry acquisition (see
Note 2 of Notes to Consolidated Financial Statements).


NOTE 19: SEGMENT REPORTING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


                                                                             December 29, 2001
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale          Retail          Corporate/         Totals
                                               Apparel         Non-Apparel                        Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  2,345,925      $    473,562      $    615,714      $     13,321     $  3,448,522
Intercompany sales                                190,310            22,518                --          (212,828)              --
Depreciation and amortization expense              70,318             6,795            20,476             3,902          101,491
Segment operating profit (loss)                   288,865            46,150            70,263           (73,561)         331,717
Segment assets                                  1,512,923           166,721           358,677           189,339        2,227,660
Expenditures for long-lived assets                143,341             2,180           126,484                --          272,605

                                                                             December 30, 2000
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale          Retail          Corporate/         Totals
                                               Apparel         Non-Apparel                        Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  2,203,358      $    399,710      $    486,547      $     14,526     $  3,104,141
Intercompany sales                                170,799            23,252                --          (194,051)              --
Depreciation and amortization expense              57,448             5,497            11,339             2,749           77,033
Segment operating profit (loss)                   287,039            33,561            62,786           (79,697)         303,689
Segment assets                                  1,295,046           161,768           151,575           193,928        1,802,317
Expenditures for long-lived assets                 70,762            42,288            16,010                --          129,060

                                                                              January 1, 2000
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale          Retail          Corporate/         Totals
                                               Apparel         Non-Apparel                        Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $  2,032,205      $    320,338      $    445,212      $      8,793     $  2,806,548
Intercompany sales                                163,879            20,813                --          (184,692)              --
Depreciation and amortization expense              47,024             4,130            10,608             6,074           67,836
Segment operating profit (loss)                   276,732            25,887            55,377           (58,243)         299,753
Segment assets                                  1,311,090            86,549           121,613           200,121        1,719,373
Expenditures for long-lived assets                243,786             1,615            31,851                --          277,252

In the "Corporate/Eliminations" column of each period presented, the segment assets consists primarily of corporate buildings, machinery and equipment and licenses and trademarks purchased by the Company. The segment operating loss consists primarily of the elimination of the profit transfer from the Retail segment to the wholesale segments, and $15,050,000 and $21,041,000 of restructuring charges in 2001 and 2000, respectively.

                                              December 29, 2001             December 30, 2000                 January 1, 2000
                                        ------------------------------------------------------------------------------------------
In thousands                             Domestic     International    Domestic     International    Domestic     International
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers        $  3,031,318   $    417,204   $  2,984,927   $    119,214   $  2,701,272   $    105,276
Depreciation and amortization expense         87,498         13,993         74,907          2,126         66,771          1,065
Segment operating profit                     290,357         41,360        295,276          8,413        294,936          4,817
Segment assets                             1,746,660        481,000      1,748,935         53,382      1,662,230         57,143
Expenditures for long-lived assets            44,070        228,535        127,063          1,997        276,171          1,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


A reconciliation to adjust segment assets to consolidated assets follows:

In thousands              December 29, 2001  December 30, 2000  January 1, 2000
--------------------------------------------------------------------------------
Total segment assets            $ 2,227,660       $ 1,802,317       $ 1,719,373
Intercompany receivables            (18,200)          (12,859)          (24,640)
Investments in wholly-
   owned subsidiaries              (298,128)         (290,869)         (292,249)
Other                                39,923            13,570             9,317
                                -----------       -----------       -----------
Total consolidated assets       $ 1,951,255       $ 1,512,159       $ 1,411,801
                                ===========       ===========       ===========


NOTE 20: OTHER COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities.

In thousands                                  December 29, 2001    December 30, 2000   January 1, 2000
-------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax:
   Net income                                       $   192,057         $   184,595        $   192,442
   Foreign currency translation                           4,928              (3,625)              (431)
   (Losses) on cash flow hedging derivatives               (250)                 --                 --
   Changes in unrealized losses on securities            (2,368)               (768)              (111)
                                                    ------------        ------------       ------------
Comprehensive income, net of tax:                   $   194,367         $   180,202        $   191,900
                                                    ===========         ===========        ===========

The following table contains the components of the adjustment to unrealized (losses) on available for sale securities included in the Consolidated
Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

In thousands                                  December 29, 2001    December 30, 2000   January 1, 2000
----------------------------------------------------------------------------------------------------------
Unrealized (loss) on available for sale
   securities, net of tax:
   Unrealized holding (loss)                        $    (2,368)        $    (1,212)       $      (166)
   Reclassification adjustment                               --                 444                 55
                                                    -----------         -----------        -----------
Net unrealized (loss)                               $    (2,368)        $      (768)       $      (111)
                                                    ============        ============       ============


NOTE 21: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning December 30, 2001, the first day of fiscal year 2002. The Company believes that the impact of this required accounting will not have a material impact on the revenue and expense classifications in the Company's Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective December 30, 2001. The amortization expense of goodwill and intangibles for the twelve months ended December 29, 2001 totaled $21.3 million.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has adopted the provisions of SFAS No. 144 effective December 30, 2001 and such adoption is not expected to have a significant effect on its financial statements.


NOTE 22: RELATED PARTY TRANSACTIONS

The law firm, Kramer Levin Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, provided legal services to the Company during 2001, 2000 and 1999. The Company paid legal fees to that firm in the amounts of $872,000, $1.55 million and $1.61 million, respectively, for those services. It is anticipated that such firm will continue to provide such services in 2002.

During fiscal years 2001, 2000 and 1999 the Company and certain of its contractors purchased, in the ordinary course of their business for use in the manufacture of Company products, fabric from certain European textile mills for which Gordon Textiles International, Ltd. ("GTIL") acts as sales agent in the United States. J. James Gordon, a Director of the Company, is the sole shareholder of GTIL. Such fabric purchases during each year aggregated approximately $1.5 million, $3.0 million and $4.0 million, respectively. GTIL received commissions from its client mills, at customary industry rates, in respect to such sales aggregating to $79,000, $150,000 and $207,000, respectively.

During 2001, Liz Claiborne, Inc. leased a certain office facility from Amex Property B.V. ("Amex"), a company whose principal owner is Rattan Chadha, President and Chief Executive Officer of Mexx, under a 20 year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex for the period of May 23, 2001 through December 29, 2001 was 365,000 Euros (or $324,000 based on the exchange rate in effect during such period).

The transactions between the Company and these related parties were effected on an arm's-length basis, with services provided at fair market value. The Company believes that such transactions were effected on terms no less favorable to the Company than those that would have been realized in transactions with other entities.


NOTE 23: LEGAL PROCEEDINGS

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and later transferred to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries


District of Hawaii, and, in Spring 2001, to the United States District Court for the District of the Northern Mariana Islands, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws. The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Action. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The newly filed action against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a Writ of Mandamus reversing that ruling. On March 22, 2001 the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement, but reserved decision on both motions. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


NOTE 24: UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2001 and 2000 is set forth in the table below:

                                       March                   June                September                      December
In thousands except for          --------------------------------------------------------------------------------------------------
per common share data             2001       2000          2001     2000         2001       2000          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
     Net sales                   $826,650  $809,459      $727,035  $661,667   $1,008,356  $879,025      $886,481      $753,990
     Gross profit                 322,862   302,874       308,239   267,754      423,329   350,655       372,820       312,589
     Net income                    45,500    46,492 (1)    32,467    31,452       72,611    67,072 (2)    41,479 (3)    39,579 (4)
     Basic earnings per share    $    .44  $    .42 (1)  $    .31  $    .29   $      .70  $    .64 (2)  $    .40 (3)  $    .38 (4)
     Diluted earnings per share  $    .44  $    .42 (1)  $    .31  $    .29   $      .69  $    .63 (2)  $    .39 (3)  $    .38 (4)

Dividends paid per common share  $    .06  $    .06      $    .06  $    .06   $      .06  $    .06      $    .06      $    .06

(1) Includes the after tax effect of a special investment gain of $2,122 ($3,316 pretax) or $.02 per share.
(2) Includes the after tax effect of a special investment gain of $3,484 ($5,444 pretax) or $.03 per share and the after tax effect of a restructuring charge of $3,457 ($5,402 pretax) or $.03 per common share.
(3) Includes the after tax effect of a restructuring charge of $9,632 ($15,050 pretax) or $.09 per share.
(4) Includes the after tax effect of a restructuring charge of $10,009 ($15,639 pretax) or $.10 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries


                Column A                   Column B                    Column C                      Column D            Column E

                                                                       Additions
                                                         --------------------------------------
(In thousands)                            Balance at       (1) Charged      (2) Charged to
                                           Beginning      to Costs and     Other Accounts -        Deductions -         Balance at
Description                                of Period        Expenses           Describe              Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 29, 2001

Accounts Receivable - allowance for
  doubtful accounts                         $   2,695         $   2,391       $      --             $     913 (A)        $   4,173
                                            ---------         ---------       ---------             ---------            ---------

Restructuring Reserve                       $  19,438         $  18,950       $  (3,900)(C)         $  18,740 (B)        $  15,748
                                            ---------         ---------       ----------            ---------            ---------


YEAR ENDED DECEMBER 30, 2000

Accounts Receivable - allowance for
  doubtful accounts                         $   2,255         $   1,438       $      --             $     998 (A)        $   2,695
                                            ---------         ---------       ---------             ---------            ---------

Restructuring Reserve                       $   5,056         $  22,115       $  (1,074)(C)         $   6,659 (B)        $  19,438
                                            ---------         ---------       ----------            ---------            ---------


YEAR ENDED JANUARY 1, 2000

Accounts Receivable - allowance for
  doubtful accounts                         $   2,165         $   1,025       $      --             $     935 (A)        $   2,255
                                            ---------         ---------       ---------             ---------            ---------

Restructuring Reserve                       $  26,300         $   2,700       $  (2,700)(C)         $  21,244 (B)        $   5,056
                                            ---------         ---------       ----------            ---------            ---------

Notes:

(A)  Uncollectible accounts written off, less recoveries.

(B) Charges to the restructuring reserve are for the purposes for which the reserve was created.

(C) This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.

                               INDEX TO EXHIBITS

Exhibit
  No.                      Description

2            - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

4(b)         - Rights  Agreement,   dated  as  of  December  4,  1998,   between
               Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A dated as of December 4, 1998).

4(b)(i)      - Amendment  to the Rights  Agreement,  dated  November  11,  2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Form 8-A12B/A dated as of January 30, 2002).

4(c)         - Agency Agreement between Liz Claiborne,  Inc., Citibank, N.A. and
               Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant's Form 10-Q for the period ended June 30, 2001)

10(a)        - Reference  is made to  Exhibit  4(b)  filed  hereunder,  which is incorporated herein by this reference.


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

10(g)+       - The Liz  Claiborne  401(k)  Savings and Profit  Sharing  Plan, as
               amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [the "2000 Annual Report"]).

10(g)(i)+*   - Amendment  No. 1 to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan.

10(g)(ii)+*  - Amendment  No. 2 to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan.


 + Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
No.                        Description

10(h)+       - National Collective Bargaining  Agreement,  made and entered into as of June 1, 2000, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2000 through May 31, 2003 (incorporated herein by reference from Exhibit 10(h) to the 2000 Annual Report).

10(h)(i)+    - Jobbers  Agreement,  made and entered into as of June 1, 2000, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2000 through May 31, 2003 (incorporated herein by reference from Exhibit 10(h)(i) to the 2000 Annual Report).

10(i)+*      - Description  of  Liz  Claiborne,   Inc.  2001  Salaried  Employee
               Incentive Bonus Plan.

10(j)        - Lease,  dated as of  January  1, 1990  (the  "1441  Lease"),  for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(j)(i)     - First  Amendment:  Lease  Extension and  Modification  Agreement,
               dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(j)(ii)    - Second Amendment to Lease, effective as of September 19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(j)(iii)   - Third Amendment to Lease,  dated as of September 24, 1999, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (i) to the 1999 Annual Report).

10(j)(iv)*   - Fourth Amendment to Lease,  dated as of July 1, 2000, to the 1441
               Lease.

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

10(q)+       - Description of Supplemental  Life Insurance  Plans  (incorporated herein  by  reference  from  Exhibit  10(q)  to the  2000  Annual
               Report).

10(r)+       - Description  of unfunded  death/disability  benefits  for certain executives (incorporated herein by reference from Exhibit 10(u) to the 1992 Annual Report).

10(s)+       - Amended and Restated Liz Claiborne section 162(m) Cash Bonus Plan
               (incorporated herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+*      - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(t)(i)+*   - Trust  Agreement  dated  as  of  January  1,  2002,  between  Liz
               Claiborne, Inc. and Wilmington Trust Company.

10(u)+       - Employment  Agreement dated as of May 9, 1994, between Registrant and Paul R. Charron (the "Charron Agreement") (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 1994).

10(u)(i)+    - Amendment to the Charron Agreement, dated as of November 20, 1995
               (incorporated herein by reference from Exhibit 10(x)(i) to the 1995 Annual Report).

10(u)(ii)+   - Amendment to the Charron  Agreement,  dated as of  September  19,
               1996, (including the Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron [the "Accumulation Plan"]) (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(u)(iii)+* - Amendment to the Accumulation Plan, dated January 3, 2002.

10(u)(iv)+   - Change  of  Control  Agreement,  between  Registrant  and Paul R.
               Charron (incorporated herein by reference from Exhibit 10(v)(iii) to the 2000 Annual Report).

10(v)        - Three Year Revolving Credit  Agreement,  dated as of November 16,
               2000, among Registrant, various lending parties and The Chase Manhattan Bank (as administrative agent) (incorporated herein by reference from Exhibit (x) to the 2000 Annual Report).

10(w)*       - 364-Day  Revolving  Credit  Agreement,  dated as of November  15,
               2001, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

10(x)+       - Liz Claiborne,  Inc. 2000 Stock  Incentive Plan (the "2000 Plan")
               (incorporated   herein  by   reference   from   Exhibit  4(e)  to
               Registrant's Form S-8 dated as of January 25, 2001.)

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit
No.                        Description

10(x)(i)+    - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(x)(ii)    - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"] ).

10(x)(iii)   - Form or Restricted Key Associates  Performance  Shares  Agreement
               under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

21*          - List of Registrant's Subsidiaries.

23*          - Consent of Independent Public Accountants.

99*          - Undertakings.

99(i)*       - Letter to Commission pursuant to Temporary Note 3T.

(b)          - Reports on Form 8-K.

               Not Applicable.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.