Form 10-K/A
period 2001-12-29
CLAIBORNE LIZ INC
filed 2002-04-26
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
  The Cover Page has been amended solely to correct an error in the number of shares of common stock outstanding and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant.

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

     Based upon the closing sale price on the New York Stock Exchange composite tape on March 20, 2002, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,159,817,723.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 20, 2002: 106,171,206 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 2002-Part III.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the fiscal year ended December 29, 2001 is hereby filed solely to correct an error in the number of shares outstanding and the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on March 20, 2002 as reported on the first page of the original filing.




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2002.



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