Form 10-Q
period 2002-03-30
CLAIBORNE LIZ INC
filed 2002-05-14
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 30, 2002
                                  ----------------------------

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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 9, 2002 was 106,655,048.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 MARCH 30, 2002

                                                                                                        PAGE
                                                                                                       NUMBER

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of March 30, 2002,
                    December 29, 2001 and March 31, 2001.............................................     3

              Condensed Consolidated Statements of Income for the Three
                    Months Ended March 30, 2002 and March 31, 2001...................................     4

              Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 30, 2002 and March 31, 2001...................................     5

              Notes to Condensed Consolidated Financial Statements...................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................    14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............................    18

PART II -     OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................    19

Item 5.       Statement Regarding Forward-Looking Disclosure.........................................    20

Item 6.       Exhibits and Reports on Form 8-K.......................................................    21

SIGNATURES    .......................................................................................    22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                               (Unaudited)                            (Unaudited)
                                                                March 30,          December 29,        March 31,
                                                                   2002                2001               2001
                                                              ---------------     ---------------    ---------------
Assets
   Current Assets:
      Cash and cash equivalents                                 $     73,082        $    127,635       $     15,136
      Marketable securities                                           36,820              32,993              6,705
      Accounts receivable - trade                                    565,340             362,189            552,713
      Inventories, net                                               415,763             487,923            440,890
      Deferred income taxes                                           37,474              37,386             29,043
      Other current assets                                            59,909              57,900             76,063
                                                              ---------------     ---------------    ---------------
                  Total current assets                             1,188,388           1,106,026          1,120,550
                                                              ---------------     ---------------    ---------------

   Property and Equipment - Net                                      355,816             352,001            296,258
   Goodwill and Intangibles - Net                                    464,101             455,113            272,987
   Other Assets                                                       32,448              38,115             42,199
                                                              ---------------     ---------------    ---------------
Total Assets                                                    $  2,040,753        $  1,951,255       $  1,731,994
                                                              ===============     ===============    ===============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Accounts payable                                          $    240,459        $    236,906       $    177,117
      Accrued expenses                                               201,369             199,772            167,233
      Income taxes payable                                            18,400              10,636             17,242
                                                              ---------------     ---------------    ---------------
                  Total current liabilities                          460,228             447,314            361,592
                                                              ---------------     ---------------    ---------------

   Long-Term Debt                                                    401,619             387,345            397,876
   Other Non-Current Liabilities                                          --              15,000             15,000
   Deferred Income Taxes                                              44,006              37,314             35,892
   Commitments and Contingencies
   Minority Interest                                                   8,305               8,121              5,464
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                 --                  --                 --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                    176,437             176,437            176,437
      Capital in excess of par value                                  91,946              89,266             87,895
      Retained earnings                                            2,106,383           2,061,033          1,929,396
      Accumulated other comprehensive loss                            (1,166)             (5,346)            (7,747)
                                                              ---------------     ---------------    ---------------
                                                                   2,373,600           2,321,390          2,185,581

      Common stock in treasury, at cost, 70,349,777,
         71,212,310 and 71,493,318 shares                         (1,247,005)         (1,265,229)        (1,269,411)
                                                              ---------------     ---------------    ---------------
                  Total stockholders' equity                       1,126,595           1,056,161            916,170
                                                              ---------------     ---------------    ---------------
Total Liabilities and Stockholders' Equity                      $  2,040,753        $  1,951,255       $  1,731,994
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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                         Three Months Ended
                                                   -----------------------------
                                                     March 30,       March 31,
                                                        2002           2001
                                                   -------------  --------------

Net Sales                                            $  892,893     $  826,650

      Cost of goods sold                                526,795        503,788
                                                   -------------  --------------

Gross Profit                                            366,098        322,862

      Selling, general & administrative expenses        280,652        245,161
                                                   -------------  --------------

Operating Income                                         85,446         77,701

      Other income (expense) - net                          171           (951)

      Interest expense - net                             (6,066)        (5,656)
                                                   -------------  --------------

Income Before Provision for Income Taxes                 79,551         71,094

      Provision for income taxes                         28,638         25,594
                                                   -------------  --------------

Net Income                                           $   50,913     $   45,500
                                                   =============  ==============


Net Income per Weighted Average Share, Basic              $0.49          $0.44
Net Income per Weighted Average Share, Diluted            $0.48          $0.44

Weighted Average Shares, Basic                          104,732        103,230
Weighted Average Shares, Diluted                        106,189        104,478

Dividends Paid per Common Share                           $0.06          $0.06


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                            Three Months Ended
                                                                    -----------------------------------
                                                                      March 30,           March 31,
                                                                         2002               2001
                                                                    ---------------    ----------------

Cash Flows from Operating Activities:
      Net income                                                      $     50,913       $     45,500
      Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                      21,850             20,867
         Deferred income taxes - net                                         4,941              4,186
         Other - net                                                         4,151              9,587
         Change in current assets and liabilities:
             (Increase) in accounts receivable - trade                    (203,151)          (284,941)
             Decrease in inventories                                        72,160             38,955
             Decrease (increase) in other current assets                       363             (8,518)
             Increase (decrease) in accounts payable                         3,552            (22,137)
             (Decrease) increase in accrued expenses                       (23,219)            15,380
             Increase in income taxes payable                                7,764              9,872
                                                                    ---------------    ----------------
                  Net cash used in operating activities                    (60,676)          (171,249)
                                                                    ---------------    ----------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                      (19)               (18)
      Purchases of property and equipment                                  (23,707)           (12,752)
      Payments for in-store merchandise shops                               (1,971)            (6,437)
      Other - net                                                             (345)             1,221
                                                                    ---------------    ----------------
                  Net cash used in investing activities                    (26,042)           (17,986)
                                                                    ---------------    ----------------

Cash Flows from Financing Activities:
      Commercial paper - net                                                19,194            128,657
      Proceeds from exercise of common stock options                        17,126             34,017
      Dividends paid                                                        (5,898)            (5,823)
                                                                    ---------------    ----------------
                  Net cash provided by financing activities                 30,422            156,851
                                                                    ---------------    ----------------

Effect of Exchange Rate Changes on Cash                                      1,743                500
                                                                    ---------------    ----------------

Net Change in Cash and Cash Equivalents                                    (54,553)           (31,884)
Cash and Cash Equivalents at Beginning of Period                           127,635             47,020
                                                                    ---------------    ----------------
Cash and Cash Equivalents at End of Period                            $     73,082       $     15,136
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


2.   ACQUISITIONS AND LICENSING COMMITMENTS

On May 23, 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel and accessories company incorporated and existing under the laws of The Netherlands, for a purchase price of approximately 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of future implied equity value, payable at either party's option with respect to the year ended 2003, 2004 or 2005. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the excess purchase price over fair market value of the underlying net assets acquired of $167.1 million was allocated to goodwill and property. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer being amortized. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information assumes the Mexx acquisition had occurred on December 31, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on December 31, 2000, nor is it indicative of the Company's future results.

                                                       Three Months Ended
                                                --------------------------------
                                                  March 30,        March 31,
(Dollars in thousands except per share data)         2002             2001
--------------------------------------------    ---------------  ---------------
Net sales                                         $    892,893     $    928,826
Net income                                              50,913           42,246

Basic earnings per share                                 $0.49            $0.41
Diluted earnings per share                               $0.48            $0.40

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

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial limitations) with Kenneth Cole Productions, Inc. with respect to women's sportswear, women's socks and women's belts, respectively. In addition, in August 1999, the Company consummated the purchase of one million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. In March 2000, a three-for-two stock split increased the amount of shares owned by the Company to 1,500,000 shares. As of March 31, 2001, the amount was recorded at cost at $29 million as a component of other current assets. Certain restrictions applicable to the Company's stock ownership expired on August 24, 2001. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 29, 2001, the investment was recorded as an available-for-sale marketable security at fair market value with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive loss.

Reference is made to the Company's latest annual report on Form 10-K for further information regarding the transactions consummated in 2000 and 2001.


3.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation and changes in unrealized gains and losses on securities. Total comprehensive income for interim periods was as follows:

                                                       Three Months Ended
                                                 -------------------------------
                                                   March 30,       March 31,
(Dollars in thousands)                                2002            2001
----------------------                           --------------- ---------------
Comprehensive income, net of tax:
      Net income                                   $     50,913    $     45,500
      Foreign currency translation                        1,743             500
      Changes in unrealized gains or losses on
          securities and cash equivalents                 2,437            (591)
                                                 --------------- ---------------
Comprehensive income, net of tax:                  $     55,093    $     45,409
                                                 =============== ===============


4.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at March 30, 2002, December 29, 2001 and March 31, 2001:

                                            March 30, 2002
                        -------------------------------------------------------
                                           Gross Unrealized         Estimated
                                      --------------------------
(Dollars in thousands)       Cost         Gains        Losses       Fair Value
----------------------  ------------- ------------- ------------  -------------
Equity securities       $     29,000  $      1,105  $        --   $     30,105
Other holdings                 8,618            --       (1,903)         6,715
                        ------------- ------------- ------------  -------------
Total                   $     37,618  $      1,105  $    (1,903)  $     36,820
                        ============= ============= ============  =============

                                           December 29, 2001
                        -------------------------------------------------------
                                           Gross Unrealized         Estimated
                                      --------------------------
(Dollars in thousands)       Cost         Gains        Losses       Fair Value
----------------------  ------------- ------------- ------------  -------------
Equity securities       $     29,000  $         --  $    (2,705)  $     26,295
Other holdings                 8,599            --       (1,901)         6,698
                        ------------- ------------- ------------  -------------
Total                   $     37,599  $         --  $    (4,606)  $     32,993
                        ============= ============= ============  =============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                            March 31, 2001
                        -------------------------------------------------------
                                           Gross Unrealized         Estimated
                                      --------------------------
(Dollars in thousands)       Cost         Gains        Losses       Fair Value
----------------------  ------------- ------------- ------------  -------------
Other holdings          $      8,534  $         --  $    (1,829)  $      6,705
                        ============= ============= ============  =============

For the three months ended March 30, 2002 and March 31, 2001, there were no gross realized gains on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended March 30, 2002 and March 31, 2001 were a gain of $2,437,000 (net of $1,371,000 in taxes) and a loss of $591,000 (net of $332,000 in taxes), respectively, which were included in retained earnings.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                             March 30,         December 30,         March 31,
(Dollars in thousands)          2002               2001               2001
----------------------     ---------------    ---------------     --------------
Raw materials                $     22,698       $     29,649        $    23,920
Work in process                     4,764              7,061              4,281
Finished goods                    388,301            451,213            412,689
                           ---------------    ---------------     --------------
                             $    415,763       $    487,923        $   440,890
                           ===============    ===============     ==============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                        March 30,     December 30,    March 31,
(Dollars in thousands)                    2002           2001           2001
----------------------               -------------- -------------- -------------
Land and buildings                    $    144,300   $    144,299   $   133,339
Machinery and equipment                    303,421        303,388       277,199
Furniture and fixtures                      99,857         98,100        75,903
Leasehold improvements                     210,578        198,446       166,362
                                     -------------- -------------- -------------
                                           758,156        744,233       652,803
Less: Accumulated depreciation and
      amortization                         402,340        392,232       356,545
                                     -------------- -------------- -------------
                                      $    355,816   $    352,001   $   296,258
                                     ============== ============== =============


7.   OTHER MATTERS

On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire and construct various land, building equipment and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The lease terms are each five years, with up to four renewal periods of five years each with the consent of the lessor. The operating lease arrangements are with a lessor who through a limited partnership has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions who hold the equity are partners of the lessor. The Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling,

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


General and Administrative Expense in the Condensed  Consolidated  Statements of
Income.   The  Company  has  not  entered  into  any  other   off-balance  sheet
arrangements other than normal operating leases.


8.   DEBT

On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan has two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan. The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of Mexx on May 23, 2001 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity.

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which mature in November 2002 and November 2003, respectively, may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating.

The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants.

The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At March 30, 2002, approximately $96.9 million was outstanding under the commercial paper program, with a weighted average interest rate of 3.1%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of March 30, 2002 as it is the Company's intent and ability to refinance such obligations on a long-term basis.

As of March 30, 2002, the Company had lines of credit aggregating $440 million, which were primarily available to cover trade letters of credit. At March 30, 2002 and March 31, 2001, the Company had trade letters of credit of $207 million and $242 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.


9.   RESTRUCTURING CHARGE

In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our division offices; $3.3 million associated with the strategic

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


closure of two specific facilities; and $7.6 million in severance-related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of March 30, 2002 was $12.2 million. The Company expects that these activities will be substantially completed by December 2002.

A summary of the changes in the restructuring reserves is as follows:

                                                                 Estimated
                                                Operating and    Occupancy
                                Store Closure  Administrative Costs and Asset
                                    Costs           Costs       Write Downs        Total
                                -------------  -------------- ---------------  -------------
Balance at December 29, 2001         $   5.6        $   7.8        $   2.3        $  15.7
   Spending for three months
     ended March 30, 2002                 --           (2.1)          (1.4)          (3.5)
                                -------------  -------------- ---------------  -------------
Balance at March 30, 2002            $   5.6        $   5.7        $   0.9        $  12.2
                                =============  ============== ===============  =============


10.  CASH DIVIDENDS AND COMMON STOCK REPURCHASE

On March 14, 2002, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on June 10, 2002 to stockholders of record at the close of business on May 20, 2002. Also, as of May 9, 2001, the Company has $218.3 million remaining in buyback authorization including previously authorized amounts.


11.  EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per share.

                                                       Three Months Ended
                                                 -------------------------------
                                                   March 30,        March 31,
(Amounts in thousands)                                2002            2001
----------------------                           ---------------  --------------
Net income                                         $     50,913     $    45,500
                                                 ===============  ==============

Weighted average common shares outstanding              104,732         103,230
Effect of dilutive securities:
    Stock options and restricted stock grants             1,457           1,248
                                                 ---------------  --------------
Weighted average common shares outstanding
    and common share equivalents                        106,189         104,478
                                                 ===============  ==============


12.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended March 30, 2002, the Company made income tax payments of $4,467,000 and interest payments of $947,000. During the three months ended March 31, 2001, the Company made income tax payments of $5,025,000 and interest payments of $5,344,000.


13.  SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company. The Wholesale Apparel segment also includes wholesale

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks. The Retail segment consists of specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public through our specialty retail stores, outlet stores, and concession stores. As a result of the Company's recent acquisition of Mexx, the Company is also segmenting our results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States).

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

                                                          For the Three Months Ended March 30, 2002
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   635,353    $   107,393     $  146,432     $     3,715    $   892,893

Intercompany sales                              44,966          2,844             --         (47,810)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   680,319    $   110,237     $  146,432     $   (44,095)   $   892,893
                                          =============  =============   ============   =============  =============

Segment operating profit from external
   customers                               $    75,550    $     7,013     $    1,723     $     1,160    $    85,446

Intercompany segment operating
   profit (loss)                                 1,434          1,568             --          (3,002)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $    76,984    $     8,581     $    1,723     $    (1,842)   $    85,446
                                          =============  =============   ============   =============  =============

                                                          For the Three Months Ended March 31, 2001
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
Revenue from external customers            $   601,836    $   115,382     $  105,538     $     3,894    $   826,650

Intercompany sales                              48,940          4,558             --         (53,498)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $   650,776    $   119,940     $  105,538     $   (49,604)   $   826,650
                                          =============  =============   ============   =============  =============

Segment operating profit (loss) from
   external customers                      $    68,176    $     6,470     $    1,775     $     1,280    $    77,701

Intercompany segment operating
   profit (loss)                                   (44)         1,189             --          (1,145)            --
                                          -------------  -------------   ------------   -------------  -------------
                                           $    68,176    $     7,659     $    1,775     $       135    $    77,701
                                          =============  =============   ============   =============  =============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                 March 30,       March 31,
(Dollars in thousands)                              2002            2001
----------------------                         --------------- ---------------
Segment assets:
     Wholesale Apparel                           $  1,560,234    $  1,469,296
     Wholesale Non-Apparel                            198,477         204,330
     Retail                                           388,965         158,769
     Corporate/Eliminations                           184,915         190,731
                                               --------------- ---------------
                                                 $  2,332,591    $  2,023,126
                                               =============== ===============

                                                     Three Months Ended
                                               -------------------------------
                                                 March 30,       March 31,
(Dollars in thousands)                              2002            2001
----------------------                         --------------- ---------------
Revenue from external customers:
     Domestic                                    $    741,839    $    794,538
     International                                    151,054          32,112
                                               --------------- ---------------
                                                 $    892,893    $    826,650
                                               =============== ===============

Segment operating profit:
     Domestic                                    $     77,942    $     75,520
     International                                     11,504           2,181
                                               --------------- ---------------
                                                 $     85,446    $     77,701
                                               =============== ===============

                                                 March 30,       March 31,
(Dollars in thousands)                              2002            2001
----------------------                         --------------- ---------------
Segment assets:
     Domestic                                    $  1,841,092    $  1,963,215
     International                                    491,499          59,911
                                               --------------- ---------------
                                                 $  2,332,591    $  2,023,126
                                               =============== ===============

A reconciliation to adjust segment assets to consolidated assets follows:

                                                 March 30,       March 31,
(Dollars in thousands)                              2002            2001
----------------------                         --------------- ---------------
Total segment assets                             $  2,332,591    $  2,023,126
Intercompany receivables                              (22,665)        (15,372)
Investments in wholly-owned subsidiaries             (249,473)       (249,473)
Other                                                 (19,700)        (26,287)
                                               --------------- ---------------
Total consolidated assets                        $  2,040,753    $  1,731,994
                                               =============== ===============


14.  ACCOUNTING FOR DERIVATIVES

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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in expected future cash flows associated with inventory purchases and sales collections from transactions associated primarily with our European and Canadian entities. These instruments are designated as cash flow hedges and, in accordance with SFAS Nos. 133 and 138, any unrealized gains or losses are included in accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income (loss) is reclassified to current-period earnings when the hedged transaction affects earnings. At March 30, 2002, the Company had entered into average rate foreign currency options with a net notional amount of $55 million with maturity dates in May 2002 and August 2002.

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

As of March 30, 2002, the Company had forward contracts maturing through May 2002 to sell 6.0 million Canadian dollars and 2.1 million European Euros. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $5.6 million at March 30, 2002, as compared with approximately $34.6 million at December 29, 2001 and $7.3 million at March 31, 2001. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at March 30, 2002, December 29, 2001 and March 31, 2001.


15.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus only impacted revenue and expense classifications and did not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning December 30, 2001, the first day of fiscal year 2002. The Company believes that the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Condensed Consolidated Statements of Income.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective December 30, 2001. The Company is in process of completing the transitional impairment tests required under SFAS No.
142. The Company does not expect that any impairment resulting from the required tests will have a significant effect on the Company's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 effective December 30, 2001, and the Company does not believe that such adoption has a significant effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN), large size (LIZ CLAIBORNE WOMAN), men's (CLAIBORNE), moderate priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS and VILLAGER), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of those and other owned or licensed trademarks, including our MONET and TRIFARI labels. The Retail segment consists of specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public through our 209 specialty retail stores, 217 outlet stores, and 449 concession stores. As a result of our May 2001 acquisition of Mexx Group B.V. ("MEXX"), we are also segmenting our results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States). All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 13 of Notes to Condensed Consolidated Financial Statements.

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

MEXX's wholesale business, which accounted for approximately 71% of MEXX's total net sales for each of fiscal years 2001 and 2000, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business, which accounted for approximately 29% of MEXX's total net sales in fiscal years 2001 and 2000, consists of approximately 74 company owned and operated retail stores, 108 concession shop-in-shop stores (where the space is owned and operated by the department store while MEXX owns the inventory) and 36 high street concession stores (where the store is leased and operated by the partner while MEXX owns the inventory). In addition, MEXX operates approximately 20 outlet stores. MEXX also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches.

Three months ended March 30, 2002 compared to three months ended March 31, 2001
-------------------------------------------------------------------------------

Net sales for the first quarter of 2002 were $892.9 million, an increase of $66.2 million, or 8.0%, over net sales for the first quarter of 2001. This result reflected net sales increases of 4.5% in our Wholesale Apparel segment (to $680.3 million) and 38.7% in Retail (to $146.4 million), partially offset by an 8.1% decrease in Wholesale Non-Apparel (to $110.2 million). The increase in our International segment was 370.4%, (to $151.1 million), due primarily to the inclusion of sales of our recently acquired MEXX business, and net sales in our Domestic segment declined by 6.6% (to $741.8 million), due primarily to decreases in our Domestic Wholesale Apparel and Wholesale Non-Apparel segments, partially offset by an increase in our Domestic Retail segment.

The increase in net sales of our Wholesale Apparel segment primarily reflected the inclusion of sales of MEXX. The sales increase also reflected sales increases in our Special Markets business, due to higher unit volume resulting from an increase in demand, and our SIGRID OLSEN business, due to higher unit volume and higher average unit selling prices. These increases were partially offset by sales declines in our core Casual, LIZ CLAIBORNE

WOMAN and Career businesses resulting from conservative planning, and in our Men's businesses, due to conservative planning as well as lower average unit selling prices resulting from the liquidation of excess inventories.

The decrease in net sales in our Wholesale Non-Apparel segment primarily reflected decreases in our Fashion Accessories business, due to lower unit volume and lower average unit selling prices, and our Handbags and Cosmetics businesses, due to lower average unit selling prices and, in the case of Cosmetics, due to a change in product mix. There was also a decrease in our Jewelry business, due primarily to a decrease in our MONET business and partially offset by an increase in net sales in our LIZ CLAIBORNE JEWELRY business generated from favorable volume increases.

The increase in net sales of our Retail segment reflected increases in our Outlet store sales, primarily due to 52 additional stores (including 20 MEXX stores) on a period-to-period basis, and our Specialty Retail Store sales, primarily due to 27 new LUCKY BRAND DUNGAREES stores and the inclusion of 74 MEXX stores on a period-to-period basis, as well as the addition of 36 MEXX high street concession stores and 108 MEXX concession shop-in-shop stores. We ended the quarter with a total of 217 Outlet stores, 209 Specialty Retail stores and 449 concession stores. While comparable store sales in our Outlet Stores were nearly flat, there was a low single-digit comparable store sales decrease in our Specialty Retail stores reflecting the challenging retail environment.

Gross profit dollars increased $43.2 million, or 13.4%, in 2002 over 2001. Gross profit as a percent of net sales increased to 41.0% in 2002 from 39.1% in 2001 due in part to the inclusion of our recently acquired MEXX business, which runs at a higher gross margin rate than the Company average, and the increased penetration of our relatively higher-margin Retail segment, driven by the additional store base. The increase in gross profit rate also reflected lower markdowns resulting from improved company-wide inventory management and improved product performance at retail and continued lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes. The Company also benefited from higher margin rates realized in our LAUNDRY, MONET, LIZ CLAIBORNE WOMAN, DANA BUCHMAN, LIZ CLAIBORNE JEWELRY, DKNY(R) JEANS Women's and Casual businesses. These increases were partially offset by lower gross margin rates in our CLAIBORNE and CRAZY HORSE Men's Furnishings, Kenneth Cole, Fashion Accessories, CLAIBORNE Men's Sportswear and CITY DKNY(R) businesses.

Selling, general and administrative expenses ("SG&A") increased $35.5 million, or 14.5%, in 2002 over 2001. These expenses as a percent of net sales increased to 31.4% in 2002 from 29.7% in 2001. These results principally reflected the inclusion of MEXX and the increased penetration of our Retail segment, each of which has a relatively higher SG&A rate than the Company average. The reduced sales penetration of our relatively lower-cost Casual, Career and LIZ CLAIBORNE WOMAN businesses also contributed to the increase. We also realized higher SG&A rates in our LUCKY BRAND DUNGAREES, Accessories, Men's and DKNY(R) JEANS Women's businesses. The increase in the dollar level of our SG&A was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A rates in our SIGRID OLSEN, LAUNDRY, MONET, and Jewelry businesses.

As a result of the factors described above, operating income increased $7.7 million, or 10.0%, to $85.4 million in the first quarter of 2002. Operating income as a percent of net sales increased to 9.6% in 2002 compared to 9.4% in 2001. Segment operating profit in our Wholesale Apparel segment increased $8.8 million to $77.0 million (11.3% of net sales) in 2002 compared to $68.2 million (10.5% of net sales) in 2001, principally reflecting increased profit dollars in our Special Markets, SIGRID OLSEN, LAUNDRY and LIZ CLAIBORNE WOMAN businesses and the inclusion of the profits from our MEXX business, partially offset by reduced profits in our CLAIBORNE Men's, LUCKY BRAND DUNGAREES, Casual, CRAZY HORSE Men's and KENNETH COLE NEW YORK Women's businesses. Operating profit in our Wholesale Non-Apparel segment increased $921,000 to $8.6 million (7.8% of net sales) in 2002 compared to $7.7 million (6.4% of net sales) in 2001, primarily due to increases in our MONET and LIZ CLAIBORNE JEWELRY businesses, partially offset by reduced profit dollars in our Fashion Accessories, Handbags, and Cosmetics (reflecting reduced sales of our CURVE, LIZ SPORT and LUCKY YOU fragrances and costs from our recently-launched MAMBO fragrance) businesses. Segment operating profit in our Retail segment decreased $52,000 to $1.7 million (1.2% of net sales) in 2002 compared to $1.8 million (1.7% of net sales) in 2001, principally reflecting higher operating expenses in our Outlet stores and LUCKY BRAND DUNGAREES stores due to the additional store base, and reduced sales in our Specialty Retail stores, partially offset by the inclusion of the profits from the MEXX Retail stores.

Net other income in the first quarter of 2002 was $0.2 million, comprised of other non-operating income, partially offset by minority interest expense, compared to net other expense of $1.0 million in 2001, comprised of minority interest and other non-operating expenses.

Net interest expense in the first quarter of 2002 was $6.1 million, due primarily to interest expense on the Eurobond offering incurred to finance our recent acquisition of Mexx, compared to $5.7 million in 2001, which represents the interest cost on the debt incurred to finance our strategic initiatives including costs associated with our recently acquired businesses, capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shops, and the repurchase of common stock in prior years.

For the first quarter our effective income tax rate remained unchanged at 36.0%. The 36.0% reflected our current estimate of our full year effective income tax rate.

Net income increased in 2002 to $50.9 million from $45.5 million in 2001 and increased as a percent of net sales to 5.7% in 2002 from 5.5% in 2001, due to the factors described above. Diluted earnings per common share ("EPS") increased 9.1% to $0.48 in 2002 from $0.44 in 2001. Our average diluted shares outstanding increased by 1.7 million shares in the first quarter of 2002 on a period-to-period basis, to 106.2 million, as a result of the exercise of stock options. We purchased 77,500 shares during the third quarter of 2001 for $2.9 million. Since the end of 2001, we have not purchased any additional shares. As of May 9, 2002, we have $218.3 million remaining in our buyback authorization.

FORWARD OUTLOOK
---------------

The economic and retail environments continue to be uncertain and challenging. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. For fiscal 2002, we are optimistic that we can achieve a sales increase of 4 - 6% and diluted EPS in the range of $2.14 - $2.17, which reflects the adoption of SFAS No. 142. The diluted EPS accretion in 2002 as a result of the adoption of SFAS No. 142 is projected to be $0.09. For the second quarter of 2002, we are optimistic that we can achieve a sales increase of 6 - 8% and EPS in the range of $0.33 - $0.35. Refer to "PART II - ITEM 5. STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" for a discussion of the risks and uncertainties relating to the foregoing forward-looking statements.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

We ended the first quarter of 2002 with $109.9 million in cash and marketable securities, compared to $21.8 million in 2001, and $401.6 million of debt compared to $397.9 million of debt outstanding at the end of the 2001 first quarter. This $84.4 million change in our cash and debt position over the last twelve months is primarily attributable to $309.6 million in proceeds from the Eurobonds, the difference in working capital and the reclassification of $30.1 million of the Company's ownership of Kenneth Cole Productions, Inc. Class A stock (see Note 2 of Notes to Condensed Consolidated Financial Statements for information regarding this investment), offset by our expenditure of $274.1 million, net of cash acquired, for purchase price payments in connection with the acquisitions of MEXX and MONET, $113.4 million for capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures and $2.9 million for the repurchase of common stock. Our borrowings under the commercial paper program peaked at $114.9 million during the quarter; at March 30, 2002, our borrowings under the program were $96.9 million.

Net cash used in operating activities was $60.7 million in 2002, compared to $171.2 million in 2001. This $110.5 million change in cash flow was primarily due to a $142.5 million use of cash for working capital in 2002 compared to a $251.4 million use of cash in 2001, driven primarily by year over year changes in the accounts receivable, inventory, accounts payable and accrued expense balances.

Accounts receivable increased $12.6 million, or 2.3%, at the end of first quarter 2002 compared to the end of first quarter 2001. This increase primarily reflected the assumption of the accounts receivable of our recently acquired MEXX business, partially offset by improvements made in our days' sales outstanding.

Inventories decreased $25.1 million, or 5.7%, at the end of first quarter 2002 compared to the end of first quarter 2001. Excluding Mexx, which ended the quarter with $54.9 million of inventory, our inventories were down $80.0 million. The majority of this decrease is a result of improved processes and procedures implemented during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses. Our average inventory turnover rate decreased slightly to 4.1 times (4.2 times excluding MEXX) in

2002 from 4.2 times in 2001. The Company continues to take a conservative approach to inventory management through 2002.

Net cash used in investing activities was $26.0 million in the first quarter of 2002, compared to $18.0 million in 2001. The 2002 net cash used primarily reflected capital and in-store merchandise shop expenditures of $25.7 million, compared to 2001 capital and in-store merchandise shop expenditures of $19.2 million.

Net cash provided by financing activities was $30.4 million in the first quarter of 2002, compared to $156.9 million used in financing activities in 2001. The $126.5 million year over year decrease primarily reflected net borrowings under our commercial paper program of $19.2 million during 2002 compared to $128.7 million in 2001 and a decrease in net proceeds from the exercise of stock options of $16.9 million.

Our anticipated capital expenditures for 2002 approximate $75 million. These expenditures consist primarily of in-store merchandise shops, the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the planned opening of a total of 45 stores in 2002. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

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

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement") which mature in November 2002 and November 2003, respectively, have received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. The Agreement supports the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of March 30, 2002 as it is the Company's intent and ability to refinance such obligations on a long-term basis. At March 30, 2002, the Company had approximately $96.9 million outstanding under the Agreement, all of which supported the issuance of commercial paper, with a weighted average interest rate of 2.1%. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain certain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire various land and building equipment and construct real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The lease terms are each five years, with up to four renewal periods of five years each with the consent of the lessor. The operating lease arrangements are with a lessor who through a limited partnership has contributed equity in excess of 3.5% of the total value of the estimated cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions who hold the equity are partners of the lessor. The
Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A in the Condensed Consolidated Statements of Income. The Company has not entered into any other off-balance sheet arrangements other than normal operating leases.

As of March 30, 2002, the Company had lines of credit aggregating $440 million, which were primarily available to cover trade letters of credit. At March 30, 2002 and March 31, 2001, the Company had trade letters of credit of $207 million and $242 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, commercial paper issuances, synthetic lease and bank revolving credit facilities and other credit facilities. Our commercial paper program, floating rate bank revolving credit facility and bank lines expose us to market risk for changes in interest rates. As of March 30, 2002, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our recent Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing. We anticipate using interest rate hedging instruments to further mitigate such risks during 2002.

The acquisition of MEXX, which transacts business in foreign currencies, has increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and average rate foreign currency options to hedge transactions denominated in foreign currencies for periods of less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus only impacted revenue and expense classifications and did not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning December 30, 2001, the first day of fiscal year 2002. The Company believes that the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Condensed Consolidated Statements of Income.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective December 30, 2001. The Company estimates that diluted earnings per share will increase by approximately $0.13 to $0.16 in 2002 as the majority of amortization of goodwill and other intangible assets will be eliminated as a result of the adoption of SFAS No.
142. The amortization expense of goodwill and intangibles for the twelve months ended December 29, 2001 totaled $21.3 million. The Company is in process of completing the transitional impairment tests required under SFAS No. 142. The Company does not expect that any impairment resulting from the required tests will have a significant effect on the Company's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 effective December 30, 2001, and we do not believe that such adoption has a significant effect on the Company's results of operations or financial position.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Note 9 and Note 23 of Notes to Consolidate Financial Statement in our 2001 Annual Report on Form 10-K

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationship with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in the United States District Court for the Central District of California, and later transferred to the District of Hawaii and, in Spring 2001, to the United States District Court for the District of the Northern Mariana Islands, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws.

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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 2001 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks".

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Current Reports on Form 8-K.

         None.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:  May 13, 2002


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