Form 10-Q
period 2002-06-29
CLAIBORNE LIZ INC
filed 2002-08-13
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 29, 2002
                                  ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................to................

Commission file number:      1-10689
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
                                       ---    ---

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 9, 2002 was 106,672,395.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JUNE 29, 2002

                                                                                                        PAGE
                                                                                                       NUMBER

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of June 29, 2002,
                    December 29, 2001 and June 30, 2001..............................................     3

              Condensed Consolidated Statements of Income for the Six and
                    Three Month Periods Ended June 29, 2002 and June 30, 2001........................     4

              Condensed Consolidated Statements of Cash Flows for the Six
                    Month Periods Ended June 29, 2002 and June 30, 2001..............................     5

              Notes to Condensed Consolidated Financial Statements...................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................    18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............................    27

PART II -     OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................    28

Item 4.       Submission of Matters to Vote of Security Holders......................................    29

Item 5.       Other Information......................................................................    30

Item 6.       Exhibits and Reports on Form 8-K.......................................................    30

SIGNATURES    .......................................................................................    31

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                               (Unaudited)                            (Unaudited)
                                                                 June 29,          December 29,         June 30,
                                                                   2002                2001               2001
                                                              ---------------     ---------------    ---------------
Assets
   Current Assets:
      Cash and cash equivalents                                 $    214,953        $    127,635       $     56,998
      Marketable securities                                           48,338              32,993              7,095
      Accounts receivable - trade, net                               330,629             362,189            417,767
      Inventories, net                                               436,101             487,923            529,688
      Deferred income taxes                                           33,141              37,386             52,448
      Other current assets                                            62,321              57,900             76,273
                                                              ---------------     ---------------    ---------------
                  Total current assets                             1,125,483           1,106,026          1,140,269
                                                              ---------------     ---------------    ---------------

   Property and Equipment - Net                                      365,011             352,001            340,100
   Goodwill and Intangibles - Net                                    462,116             455,113            432,866
   Other Assets                                                       28,714              38,115             29,524
                                                              ---------------     ---------------    ---------------
Total Assets                                                    $  1,981,324        $  1,951,255       $  1,942,759
                                                              ===============     ===============    ===============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term debt                                           $      4,953        $         --       $    286,113
      Accounts payable                                               200,090             236,906            229,916
      Accrued expenses                                               218,061             199,772            166,718
      Income taxes payable                                             1,039              10,636              9,085
                                                              ---------------     ---------------    ---------------
                  Total current liabilities                          424,143             447,314            691,832
                                                              ---------------     ---------------    ---------------

   Long-Term Debt                                                    346,402             387,345            233,498
   Other Non-Current Liabilities                                          --              15,000             20,292
   Deferred Income Taxes                                              45,070              37,314             40,975
   Commitments and Contingencies
   Minority Interest                                                   9,712               8,121              6,508
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                 --                  --                 --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                    176,437             176,437            176,437
      Capital in excess of par value                                  97,517              89,266             89,260
      Retained earnings                                            2,155,398           2,077,540          1,973,455
      Unearned compensation expense                                  (14,827)            (16,507)           (15,923)
      Accumulated other comprehensive loss                           (17,359)             (5,346)            (7,991)
                                                              ---------------     ---------------    ---------------
                                                                   2,397,166           2,321,390          2,215,238

      Common stock in treasury, at cost, 69,786,416,
         71,212,310 and 71,318,008 shares                         (1,241,169)         (1,265,229)        (1,265,584)
                                                              ---------------     ---------------    ---------------
                  Total stockholders' equity                       1,155,997           1,056,161            949,654
                                                              ---------------     ---------------    ---------------
Total Liabilities and Stockholders' Equity                      $  1,981,324        $  1,951,255       $  1,942,759
                                                              ===============     ===============    ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                            Six Months Ended               Three Months Ended
                                                      ------------------------------  ------------------------------
                                                        June 29,        June 30,        June 29,        June 30,
                                                          2002            2001            2002            2001
                                                      --------------  --------------  --------------  --------------

Net Sales                                              $  1,682,410    $  1,553,685    $    789,517    $    727,035

      Cost of goods sold                                    963,681         922,584         436,886         418,796
                                                      --------------  --------------  --------------  --------------

Gross Profit                                                718,729         631,101         352,631         308,239

      Selling, general & administrative expenses            566,019         495,180         285,367         250,019
                                                      --------------  --------------  --------------  --------------

Operating Income                                            152,710         135,921          67,264          58,220

      Other income (expense) - net                             (914)         (2,286)         (1,085)         (1,335)

      Interest expense - net                                (11,613)        (11,812)         (5,547)         (6,156)
                                                      --------------  --------------  --------------  --------------

Income Before Provision for Income Taxes                    140,183         121,823          60,632          50,729

      Provision for income taxes                             50,466          43,856          21,828          18,262
                                                      --------------  --------------  --------------  --------------

Net Income                                             $     89,717    $     77,967    $     38,804    $     32,467
                                                      ==============  ==============  ==============  ==============


Net Income per Weighted Average Share, Basic                  $0.85           $0.75           $0.37           $0.31
Net Income per Weighted Average Share, Diluted                $0.84           $0.74           $0.36           $0.31

Weighted Average Shares, Basic                              105,248         103,737         105,648         104,232
Weighted Average Shares, Diluted                            106,897         104,871         107,490         105,252

Dividends Paid per Common Share                               $0.11           $0.11           $0.06           $0.06

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                   Six Months Ended
                                                                          ----------------------------------
                                                                             June 29,           June 30,
                                                                               2002               2001
                                                                          ---------------    ---------------

Cash Flows from Operating Activities:
      Net income                                                            $     89,717       $     77,967
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            44,978             45,252
         Deferred income taxes - net                                               6,493              6,652
         Other - net                                                               6,829             10,966
         Change in current assets and liabilities:
             Decrease (increase) in accounts receivable - trade                   31,560            (88,264)
             Decrease (increase) in inventories                                   51,822             (1,769)
             (Increase) decrease in other current assets                          (4,084)             6,274
             (Decrease) increase in accounts payable                             (36,817)             6,258
             (Decrease) in accrued expenses                                       (3,984)           (41,666)
             (Decrease) in income taxes payable                                   (9,597)              (828)
                                                                          ---------------    ---------------
                  Net cash provided by operating activities                      176,917             20,842
                                                                          ---------------    ---------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                            (39)               (37)
      Purchases of property and equipment                                        (44,158)           (33,023)
      Payments for acquisitions, net of cash acquired                                 --           (245,294)
      Payments for in-store merchandise shops                                     (3,943)           (12,708)
      Other - net                                                                     31              4,138
                                                                          ---------------    ---------------
                  Net cash used in investing activities                          (48,109)          (286,924)
                                                                          ---------------    ---------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                                4,953            286,113
      Commercial paper - net                                                     (77,726)           (36,674)
      Proceeds from exercise of common stock options                              27,162             38,151
      Dividends paid                                                             (11,859)           (11,548)
                                                                          ---------------    ---------------
                  Net cash (used in) provided by financing activities            (57,470)           276,042
                                                                          ---------------    ---------------

Effect of Exchange Rate Changes on Cash                                           15,980                 18
                                                                          ---------------    ---------------

Net Change in Cash and Cash Equivalents                                           87,318              9,978
Cash and Cash Equivalents at Beginning of Period                                 127,635             47,020
                                                                          ---------------    ---------------
Cash and Cash Equivalents at End of Period                                  $    214,953       $     56,998
                                                                          ===============    ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Company's Current Report on Form 8-K dated May 23, 2001, as filed with the SEC on May 25, 2001 and amended on July 20, 2001. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of December 29, 2001 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current period's classifications.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.


2.   SUBSEQUENT EVENT

On July 9, 2002 the Company completed the purchase of 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operates as a third party distributor in Canada for the Company's Mexx business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of an initial cash payment made at the closing date of $15.2 million, a second payment at the end of the first quarter 2003 based on performance in 2002 (which, when combined with the initial cash payment, is intended to approximate 72% of the total valuation), currently expected to be an additional amount of approximately $14 million, and a final payment payable at either party's option, with respect to the year ended either 2004 or 2005 in the form of an earnout designed to equal 28% of future implied equity value, which will be based on the business's earnings and cash flow performance. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.


3.   ACQUISITIONS AND LICENSING COMMITMENTS

In June 2002, the Company consummated an exclusive license agreement with Kellwood Company under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the CLAIBORNE label. The line will be produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts. Under the agreement, Kellwood is obligated to pay a royalty equal to a percentage of net sales of the CLAIBORNE products. The initial term of the license runs through December 31, 2005; the licensee has an option to renew for two additional 3-year periods if certain sales thresholds are met.

On May 23, 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price of approximately 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of future implied equity value, payable at either party's option with respect to the year ended 2003, 2004 or 2005. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the excess purchase price over fair market value of the underlying net assets acquired of $199.7 million was allocated to goodwill. The purchase price included

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


an adjustment for transaction fees associated with the acquisition and the estimated costs associated with the closure of certain under-performing Mexx retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of December 30, 2001. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information for 2001 assumes the Mexx acquisition had occurred on December 31, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on December 31, 2000, nor is it indicative of the Company's future results.

                                                       Six Months Ended               Three Months Ended
                                                 ------------------------------  ------------------------------
                                                   June 29,         June 30,       June 29,         June 30,
                                                     2002             2001           2002             2001
(Dollars in thousands except per share data)        Actual         Pro forma        Actual         Pro forma
--------------------------------------------     --------------  --------------  --------------  --------------
Net sales                                         $  1,682,410    $  1,696,436    $    789,517    $    767,610
Net income                                              89,717          66,207          38,804          23,961

Basic earnings per share                                 $0.85           $0.64           $0.37           $0.23
Diluted earnings per share                               $0.84           $0.63           $0.36           $0.23

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

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements (with certain territorial limitations) with Kenneth Cole Productions, Inc. under which the Company acts as a licensee for women's sportswear, women's socks and women's belts, respectively, bearing certain Kenneth Cole trademarks. In addition, in August 1999, the Company consummated the purchase of 1.0 million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. As the result of a three-for-two stock split in March 2001, the number of shares owned by the Company increased to 1.5 million shares. As of June 30, 2001, the $29 million acquisition cost was recorded as a component of Other current assets. Certain restrictions applicable to the Company's stock ownership expired on August 24, 2001. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 29, 2002, this investment was reclassified as an available-for-sale marketable security at fair market value with unrealized gains and losses net of taxes reported as a component of Accumulated other comprehensive loss.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                          Six Months Ended             Three Months Ended
                                                    ----------------------------- ------------------------------
                                                        June 29,      June 30,       June 29,         June 30,
(Dollars in thousands)                                    2002          2001           2002             2001
----------------------                              -------------- -------------- --------------  --------------
Net income                                           $     89,717   $     77,967   $     38,804    $     32,467
Other comprehensive income (loss), net of tax:
      Foreign currency translation                         15,980             18         19,172            (482)
      Foreign currency translation of Eurobond            (36,781)            --        (41,716)             --
      Changes in unrealized gains or losses on
         securities                                         9,796           (353)         7,359             134
      Changes in fair value of cash flow hedges            (1,008)            --         (1,008)             --
                                                    -------------- -------------- --------------  --------------
Total comprehensive income, net of tax:              $     77,704   $     77,632   $     22,611    $     32,119
                                                    ============== ============== ==============  ==============


5.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at June 29, 2002, December 29, 2001 and June 30, 2001:

                                                   June 29, 2002
                           --------------------------------------------------------------
                                                 Gross Unrealized            Estimated
                                           ------------------------------
(Dollars in thousands)         Cost            Gains          Losses        Fair Value
----------------------     --------------  --------------  --------------  --------------
Equity securities           $     29,000    $     13,525    $         --    $     42,525
Other holdings                     8,637              --          (2,824)          5,813
                           --------------  --------------  --------------  --------------
Total                       $     37,637    $     13,525    $     (2,824)   $     48,338
                           ==============  ==============  ==============  ==============

                                                 December 29, 2001
                           --------------------------------------------------------------
                                                 Gross Unrealized            Estimated
                                           ------------------------------
(Dollars in thousands)         Cost            Gains          Losses        Fair Value
----------------------     --------------  --------------  --------------  --------------
Equity securities           $     29,000    $         --    $     (2,705)   $     26,295
Other holdings                     8,599              --          (1,901)          6,698
                           --------------  --------------  --------------  --------------
Total                       $     37,599    $         --    $     (4,606)   $     32,993
                           ==============  ==============  ==============  ==============

                                                   June 30, 2001
                           --------------------------------------------------------------
                                                 Gross Unrealized            Estimated
                                           ------------------------------
(Dollars in thousands)         Cost            Gains          Losses        Fair Value
----------------------     --------------  --------------  --------------  --------------
Other holdings              $      8,552    $         --    $     (1,457)   $      7,095
                           ==============  ==============  ==============  ==============

For the six months ended June 29, 2002 and June 30, 2001, there were no gross realized gains on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the six months ended June 29, 2002 and June 30, 2001 were a gain of $9,796,000 (net of $5,510,000 in taxes) and a loss of $353,000 (net of $199,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                    June 29,      December 30,      June 30,
(Dollars in thousands)                2002            2001            2001
----------------------            --------------  --------------  --------------
Raw materials                      $     30,073    $     29,649    $     36,622
Work in process                           9,121           7,061           5,689
Finished goods                          396,907         451,213         487,377
                                  --------------  --------------  --------------
                                   $    436,101    $    487,923    $    529,688
                                  ==============  ==============  ==============


7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                    June 29,      December 30,      June 30,
(Dollars in thousands)                2002            2001            2001
----------------------            --------------  --------------  --------------
Land and buildings                 $    144,300    $    144,299    $    142,140
Machinery and equipment                 310,898         303,388         288,847
Furniture and fixtures                  107,584          98,100          85,863
Leasehold improvements                  222,497         198,446         189,879
                                  --------------  --------------  --------------
                                        785,279         744,233         706,729
Less: Accumulated depreciation
      and amortization                  420,268         392,232         366,629
                                  --------------  --------------  --------------
                                   $    365,011    $    352,001    $    340,100
                                  ==============  ==============  ==============


8.   GOODWILL AND INTANGIBLES, NET

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. As of June 29, 2001, the Company has completed the transitional impairment tests required under SFAS No. 142 and no impairment was recognized.

The following tables disclose the carrying value of all the intangible assets:

                                                  June 29, 2002                          December 29, 2001
                                     ----------------------------------------  -------------------------------------
                                         Gross                                    Gross
                                        Carrying        Accum.                   Carrying      Accum.
(Dollars in thousands)                   Amount         Amort.        Net         Amount       Amort.        Net
----------------------               --------------  -----------  -----------  -----------  -----------  -----------
Amortized intangible assets:
----------------------------
Licenses                              $  42,849       $  (7,391)   $  35,458    $  42,849    $  (5,530)   $  37,319
                                     --------------  -----------  -----------  -----------  -----------  -----------
Total                                 $  42,849       $  (7,391)   $  35,458    $  42,849    $  (5,530)   $  37,319
                                     ==============  ===========  ===========  ===========  ===========  ===========

Unamortized intangible assets:
------------------------------
Trademarks                                                         $ 101,756                              $  13,140
                                                                  -----------                            -----------
Total                                                              $ 101,756                              $  13,140
                                                                  ===========                            ===========

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Intangible amortization expense for the six months ending June 29, 2002 and June 30, 2001 was $1.861 million and $1.952 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                               (In thousands)
Fiscal Year                 Amortization Expense
-------------------------------------------------
2002                               $3,722
2003                                3,882
2004                                4,057
2005                                3,450
2006                                2,382

The changes in carrying amount of goodwill for the six months ended June 29, 2002 are as follows:

                                       Wholesale      Wholesale
(Dollars in thousands)                  Apparel      Non-Apparel       Total
----------------------               -------------  -------------  -------------
Balance December 29, 2001             $   366,797    $    37,857    $   404,654
   Reversal of unused provision            (1,136)            --         (1,136)
   Earnout provision                       10,000             --         10,000
   Reclassification to Trademarks         (60,578)       (28,038)       (88,616)
                                     -------------  -------------  -------------
Balance June 29, 2002                 $   315,083    $     9,819    $   324,902
                                     =============  =============  =============

There is no goodwill recorded in our retail segment.

The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the six and three month periods ended June 30, 2001.

                                                            Six Months Ended               Three Months Ended
                                                      ------------------------------  ------------------------------
                                                        June 29,        June 30,        June 29,        June 30,
                                                          2002            2001            2002            2001
(Dollars in thousands except per share data)             Actual         Pro forma        Actual         Pro forma
--------------------------------------------          --------------  --------------  --------------  --------------
Net income, as reported                                $     89,717    $     77,967    $     38,804    $     32,467
Discontinued amortization of goodwill and
   intangibles, net of tax                                       --           4,121              --           2,363
                                                      --------------  --------------  --------------  --------------
Net income, adjusted                                   $     89,717    $     82,088    $     38,804    $     34,830
                                                      ==============  ==============  ==============  ==============

Basic earnings per share, as reported                         $0.85           $0.75           $0.37           $0.31
Discontinued amortization of goodwill and
   intangibles, net of tax                                       --            0.04              --            0.02
                                                      --------------  --------------  --------------  --------------
Basic earnings per share, adjusted                            $0.85           $0.79           $0.37           $0.33
                                                      ==============  ==============  ==============  ==============

Diluted earnings per share, as reported                       $0.84           $0.74           $0.36           $0.31
Discontinued amortization of goodwill and
   intangibles, net of tax                                       --            0.04              --            0.02
                                                      --------------  --------------  --------------  --------------
Diluted earnings per share, adjusted                          $0.84           $0.78           $0.36           $0.33
                                                      ==============  ==============  ==============  ==============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   OTHER MATTERS

On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The operating lease arrangements are with a lessor, a limited partnership, who has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions hold a limited partnership interest in the lessor. The Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The effective change in fair value on the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended June 29, 2002.

The Company has not entered into any other off-balance sheet arrangements other than normal operating leases.


10.  DEBT

On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan had two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan. The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of Mexx on May 23, 2001 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Condensed Consolidated Financial Statements).

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which mature in November 2002 and November 2003, respectively, have received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At June 29, 2002, there were no borrowings outstanding under the commercial paper program. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

As of June 29, 2002, the Company had lines of credit aggregating $447 million, which were primarily available to cover trade letters of credit. At June 29, 2002, December 29, 2001 and June 30, 2001, the Company had outstanding trade letters of credit of $269 million, $228 million and $278 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.


11.  CONTINGENCIES AND COMMITMENTS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position.


12.  RESTRUCTURING CHARGE

In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our division offices; $3.3 million associated with the strategic closure of two specific facilities; and $7.6 million in severance-related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of June 29, 2002 was $9.3 million, of which approximately $8.2 million will require the outlay of cash. The Company expects that these activities will be substantially completed by December 2002.

A summary of the changes in the restructuring reserves is as follows:

                                                                        Estimated
                                                      Operating and     Occupancy
                                     Store Closure   Administrative  Costs and Asset
(Dollars in millions)                    Costs         Exit Costs      Write Downs         Total
---------------------               ---------------  --------------- ---------------  ---------------
Balance at December 29, 2001            $   5.6          $   7.8         $   2.3          $  15.7
   Spending for six months ended
     June 29, 2002                         (1.1)            (3.3)           (2.0)            (6.4)
                                    ---------------  --------------- ---------------  ---------------
Balance at June 29, 2002                $   4.5          $   4.5         $   0.3          $   9.3
                                    ===============  =============== ===============  ===============


13.  CASH DIVIDENDS AND COMMON STOCK REPURCHASE

On July 25, 2002, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on September 9, 2002 to stockholders of record at the close of business on August 19, 2002. As of August 9, 2001, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


14.  EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                            Six Months Ended               Three Months Ended
                                                      ------------------------------  ------------------------------
                                                        June 29,        June 30,        June 29,        June 30,
(Amounts in thousands)                                    2002            2001            2002            2001
----------------------                                --------------  --------------  --------------  --------------
Weighted average common shares outstanding                  105,248         103,737         105,648         104,232
Effect of dilutive securities:
    Stock options and restricted stock grants                 1,649           1,134           1,842           1,020
                                                      --------------  --------------  --------------  --------------
Weighted average common shares outstanding and
    common share equivalents                                106,897         104,871         107,490         105,252
                                                      ==============  ==============  ==============  ==============


15.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended June 29, 2002, the Company made income tax payments of $43,411,000 and interest payments of $1,087,000. During the six months ended June 30, 2001, the Company made income tax payments of $24,260,000 and interest payments of $12,006,000. Other non-cash activities in the six months ended June 29, 2002 include the tax benefit from the exercise of stock options of $5.2 million, the reclassification of $15.0 million from Other Non-Current Liabilities to Accrued Expenses and an additional accrual of $10.0 million associated with a future payment related to the Lucky Brand Dungarees, Inc. acquisition. Other non-cash activities in the six months ended June 30, 2001 include the tax benefit from the exercise of stock options of $4.2 million.


16.  SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public through our specialty retail stores, outlet stores, and concession stores. As a result of the Company's 2001 acquisition of Mexx, the Company is also presenting its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States).

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2001 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                           For the Six Months Ended June 29, 2002
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
NET SALES:
   Sales from external customers           $ 1,149,891    $   202,326     $  323,400     $     6,793    $ 1,682,410
   Intercompany sales                           87,825          9,135             --         (96,960)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total net sales                       $ 1,237,716    $   211,461     $  323,400     $   (90,167)   $ 1,682,410
                                          =============  =============   ============   =============  =============

OPERATING INCOME:
   Segment operating income from
     external customers                    $   120,691    $     6,990     $   22,703     $     2,326    $   152,710
   Intercompany segment operating
     income (loss)                              16,723          4,578             --         (21,301)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total operating income (loss)         $   137,414    $    11,568     $   22,703     $   (18,975)   $   152,710
                                          =============  =============   ============   =============  =============

                                                           For the Six Months Ended June 30, 2001
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
NET SALES:
   Sales from external customers           $ 1,090,886    $   200,992     $  254,667     $     7,140    $ 1,553,685
   Intercompany sales                           92,454          9,135             --        (101,589)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total net sales                       $ 1,183,340    $   210,127     $  254,667     $   (94,449)   $ 1,553,685
                                          =============  =============   ============   =============  =============

OPERATING INCOME:
   Segment operating income from
     external customers                    $   107,484    $     3,860     $   22,169     $     2,408    $   135,921
   Intercompany segment operating
     income (loss)                              19,676          4,036             --         (23,712)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total operating income (loss)         $   127,160    $     7,896     $   22,169     $   (21,304)   $   135,921
                                          =============  =============   ============   =============  =============

                                                          For the Three Months Ended June 29, 2002
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
NET SALES:
   Sales from external customers           $   513,369    $    96,101     $  176,968     $     3,079    $   789,517
   Intercompany sales                           44,028          5,122             --         (49,150)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total net sales                       $   557,397    $   101,223     $  176,968     $   (46,071)   $   789,517
                                          =============  =============   ============   =============  =============

OPERATING INCOME:
   Segment operating income (loss) from
     external customers                    $    45,141    $       (23)    $   20,980     $     1,166    $    67,264
   Intercompany segment operating
     income (loss)                              15,289          3,011             --         (18,300)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total operating income (loss)         $    60,430    $     2,988     $   20,980     $   (17,134)   $    67,264
                                          =============  =============   ============   =============  =============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                          For the Three Months Ended June 30, 2001
                                          --------------------------------------------------------------------------
                                           Wholesale      Wholesale                      Corporate/
(Dollars in thousands)                      Apparel      Non-Apparel        Retail      Eliminations      Total
----------------------                    -------------  -------------   ------------   -------------  -------------
NET SALES:
   Sales from external customers           $   489,048    $    85,610     $  149,129     $     3,248    $   727,035
   Intercompany sales                           43,515          4,577             --         (48,092)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total net sales                       $   532,563    $    90,187     $  149,129     $   (44,844)   $   727,035
                                          =============  =============   ============   =============  =============

OPERATING INCOME:
   Segment operating income (loss) from
     external customers                    $    39,307    $    (2,610)    $   20,395     $     1,128    $    58,220
   Intercompany segment operating
     income (loss)                              19,719          2,847             --         (22,566)            --
                                          -------------  -------------   ------------   -------------  -------------
     Total operating income (loss)         $    59,026    $       237     $   20,395     $   (21,438)   $    58,220
                                          =============  =============   ============   =============  =============

                                          June 29,        June 30,
(Dollars in thousands)                      2002            2001
----------------------                  --------------  --------------
SEGMENT ASSETS:
   Wholesale Apparel                     $  1,514,820    $  1,524,177
   Wholesale Non-Apparel                      181,633         189,508
   Retail                                     372,357         348,011
   Corporate                                  201,895         181,295
   Eliminations                              (289,906)       (300,232)
                                        --------------  --------------
     Total assets                        $  1,980,799    $  1,942,759
                                        ==============  ==============

GEOGRAPHIC DATA:

                                              Six Months Ended               Three Months Ended
                                        ------------------------------  ------------------------------
                                          June 29,        June 30,        June 29,        June 30,
(Dollars in thousands)                      2002            2001            2002            2001
----------------------                  --------------  --------------  --------------  --------------
NET SALES:
   Domestic sales                        $  1,399,330    $  1,444,929    $    657,490    $    650,390
   International sales                        283,080         108,756         132,027          76,645
                                        --------------  --------------  --------------  --------------
     Total net sales                     $  1,682,410    $  1,553,685    $    789,517    $    727,035
                                        ==============  ==============  ==============  ==============

OPERATING INCOME:
   Domestic operating income             $    135,026    $    128,891    $     61,084    $     53,371
   International operating income              17,684           7,030           6,180           4,849
                                        --------------  --------------  --------------  --------------
     Total operating income              $    152,710    $    135,921    $     67,264    $     58,220
                                        ==============  ==============  ==============  ==============

                                          June 29,        June 30,
(Dollars in thousands)                      2002            2001
----------------------                  --------------  --------------
TOTAL ASSETS:
   Domestic assets                       $  1,455,201    $  1,516,674
   International assets                       525,598         426,085
                                        --------------  --------------
     Total assets                        $  1,980,799    $  1,942,759
                                        ==============  ==============

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


17.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

As of December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The impact on the Company's financial condition, results of operations and cash flows, upon the adoption of these pronouncements, was immaterial.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in probable future cash flows associated with inventory purchases and sales collections from transactions associated primarily with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, effective changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified to current-period earnings when the hedged transaction affects earnings.

At June 29, 2002, the Company had entered into average rate foreign currency options with a net notional amount of $66.0 million with maturity dates from July 2002 through December 2003 with downside protection in 2002 at 0.8815 U.S. dollar per Euro and in 2003 of 0.9180 and 0.9450 U.S. dollar per Euro. As of June 29, 2002, the Company had forward contracts maturing through October 2002 to sell 10.0 million Canadian dollars, forward contracts maturing through November 2002 to sell 1.3 million British pounds and forward contracts maturing through May 2003 to sell 61.8 million Euros. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $65.8 million at June 29, 2002, as compared with approximately $34.6 million at December 29, 2001 and $15.5 million at June 30, 2001. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at June 29, 2002, December 29, 2001 and June 30, 2001. As of June 29, 2002, the Company had options to buy
23.4 million Canadian dollars in connection with the acquisition of Mexx Canada (see Note 2 of Notes to Condensed Consolidated Financial Statements for information regarding this acquisition).

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The effective change in fair value on the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended June 29, 2002.

The Company hedges its net investment position in Euros and generates foreign currency interest payments that offset other transactional exposures in this currency. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss), to offset the change in the value of the net investment being hedged.

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize month-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


18.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus only impacted revenue and expense classifications and did not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning December 30, 2001, the first day of fiscal year 2002, and the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Condensed Consolidated Statements of Income.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective December 30, 2001, and the adoption did not have a significant effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 upon its effective date and does not expect it to have a material effect on Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned or licensed by the Company; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN), large size (LIZ CLAIBORNE WOMAN), men's (CLAIBORNE), moderate priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS and VILLAGER), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET and TRIFARI labels. The Retail segment consists of specialty retail, outlet and concession stores worldwide that sell most of these apparel and non-apparel products to the public through our 205 specialty retail stores, 221 outlet stores, and 457 international concession stores (where the space is owned and operated by the department store in which the space is located or leased and operated by a third party, while the Company, in each case, owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN and MONET. As a result of our May 2001 acquisition of Mexx Group B.V. ("MEXX"), we are also presenting our results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States). All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 16 of Notes to Condensed Consolidated Financial Statements.

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

MEXX's wholesale business, which accounted for approximately 71% of MEXX's total net sales for each of fiscal years 2001 and 2000, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business, which accounted for approximately 29% of MEXX's total net sales in fiscal years 2001 and 2000, consists of 73 company owned and operated retail stores, 109 shop-in-shop and 36 "high street" concession stores and 23 outlet stores. MEXX also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches.

On July 9, 2002, the Company completed the purchase of 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operates as a third party distributor in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of an initial cash payment made at the closing date of $15.2 million, a second payment at the end of the first quarter 2003 based on performance in 2002 (which, when combined with the initial cash payment, is intended to approximate 72% of the total valuation), currently expected to be an additional amount of approximately $14 million, and a final payment payable at either party's option, with respect to the year ended either 2004 or 2005 in the form of an earnout designed to equal 28% of future implied equity value, which will be based on the business's earnings and cash flow performance. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

Three months ended June 29, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

Net sales for the second quarter of 2002 were $789.5 million, an increase of $62.5 million, or 8.6% over net sales for the second quarter of 2001. This result reflected net sales increases of 4.7% in Wholesale Apparel (to $557.4 million), 18.7% in Retail (to $177.0 million), and 12.2% in Wholesale Non-Apparel (to $101.2 million). The increase in our International net sales was 72.3% (to $132.0 million), due principally to the inclusion of sales of a full quarter of our MEXX business (acquired in May 2001), and net sales in our Domestic business increased by 1.1% (to $657.5 million), due principally to increases in the domestic portion of our Wholesale Non-Apparel and Retail segments, while sales in the domestic portion of our Wholesale Apparel segment were nearly flat.

The increase in Wholesale Apparel net sales principally reflected the inclusion of a full quarter of sales of MEXX. The sales increase also reflected sales increases in our Special Markets business, due to higher unit volume partially offset by lower average unit selling prices due to product mix, and in our LUCKY BRAND DUNGAREES and SIGRID OLSEN businesses, due to higher unit volume and higher average unit selling prices reflecting stronger demand. Sales in our core Casual business declined, reflecting planned unit decreases in light of retailer conservatism with respect to buying patterns. The Company also experienced sales declines in our LIZ CLAIBORNE WOMAN and KENNETH COLE NEW YORK Women's businesses, due to lower average unit selling prices, as well as in declines in our Career and DANA BUCHMAN businesses, due to lower average unit selling prices and lower unit volume.

The increase in Wholesale Non-Apparel net sales principally reflected unit volume increases in our Jewelry business, due to increases in our SPECIAL MARKETS JEWELRY and MONET department store businesses, in our Handbags business, resulting from unit volume increases in both better and moderate product lines, and in our Cosmetics businesses, due to the inclusion of our MAMBO fragrance launched in August 2001. These increases were partially offset by a decrease in our Fashion Accessories business, resulting from lower average unit selling prices due to product mix.

The increase in Retail net sales reflected the inclusion of a full quarter of sales from our MEXX stores acquired in May 2001, the addition of 25 new LUCKY BRAND DUNGAREES Specialty Retail stores on a period-to-period basis, and, to a lesser extent, a net of five additional Outlet stores on a period-to-period basis. We ended the quarter with a total of 221 Outlet stores, 205 Specialty Retail stores and 457 international concession stores. Comparable store sales (inclusive of our international stores) were down approximately 4% in our Outlet stores and down approximately 10% in our Specialty Retail stores, due in part to the adverse effect of the shift of Easter from the second quarter last year to the first quarter this year, a decline in traffic reflecting the challenging retail environment, and conservative inventory planning intended to optimize both merchandise flow and offerings while minimizing inventory risks.

Gross profit dollars increased $44.4 million, or 14.4%, in 2002 over 2001. Gross profit as a percent of net sales increased to 44.7% in 2002 from 42.4% in 2001. Approximately half of the gross profit rate increase was due to the inclusion of MEXX, which runs at a higher gross margin rate than the Company average. The increase in gross profit rate also reflected the increased proportion of sales derived from our relatively higher-margin Wholesale Non-Apparel segment, improved Company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes) and continued lower unit sourcing costs, as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The Company also benefited from higher margins realized in our Special Markets, LUCKY BRAND DUNGAREES Specialty Retail stores, Jewelry, Casual, SIGRID OLSEN, LAUNDRY and DKNY(R) JEANS Women's businesses. These increases were partially offset by lower gross margins in our Specialty Retail stores, Fashion Accessories and DANA BUCHMAN businesses, due to reasons discussed above, and in our DKNY(R) Juniors business due to increased price/cost competitiveness in the junior sector.

Selling, general and administrative expenses ("SG&A") increased $35.3 million, or 14.1%, in the second quarter of 2002 over the second quarter of 2001. These expenses as a percent of net sales increased to 36.1% in 2002 from 34.4% in 2001. Approximately 75% of the SG&A rate increase reflected the inclusion of a full quarter's expenses of MEXX. Also contributing to the SG&A rate increase were the increased proportion of sales derived from our Wholesale Non-Apparel segment, which has a relatively higher SG&A rate than the Company average, the opening of new Outlet and LUCKY BRAND DUNGAREES Specialty Retail stores, higher marketing costs in our Cosmetics business associated with our MAMBO brand (launched in August 2001), and the lower proportion of sales derived from our relatively lower-cost Casual, Career and LIZ CLAIBORNE WOMAN businesses. We also incurred higher SG&A costs and rates in our Handbags, DKNY(R) Women's and DANA BUCHMAN businesses. The increase in our SG&A expense was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A costs and rates in our Special Markets, CLAIBORNE Men's, Fashion Accessories and LIZ CLAIBORNE WOMAN businesses.

As a result of the factors described above, we ended the second quarter of 2002 with operating income of $67.3 million, an increase of $9.0 million, or 15.5%, over last year. Operating income as a percent of net sales increased to 8.5% in 2002 compared to 8.0% in 2001. Wholesale Apparel operating profit increased $1.4 million to $60.4 million (10.8% of net sales) in 2002 compared to $59.0 million (11.1% of net sales) in 2001, principally reflecting increased profits in our Special Markets, Casual, LUCKY BRAND DUNGAREES, SIGRID OLSEN, LAUNDRY and
CLAIBORNE Men's businesses, and the inclusion of the profits from MEXX, partially offset by reduced profits in our DKNY(R) JEANS Women's and DANA BUCHMAN businesses. Wholesale Non-Apparel operating profit increased $2.8 to $3.0 million (3.0% of net sales) in 2002 compared to $0.2 million (0.3% of net sales) in 2001, principally due to increases in our MONET and LIZ CLAIBORNE JEWELRY businesses, partially offset by reduced profits in our Cosmetics (reflecting reduced sales of our LIZ SPORT, LUCKY YOU and CURVE fragrances), Fashion Accessories, and Handbags businesses. Retail operating profit increased $0.6 million to $21.0 million (11.9% of net sales) in 2002 compared to $20.4 million (13.7% of net sales) in 2001, principally reflecting the inclusion of the profits from the MEXX Retail stores, partially offset by higher operating expenses in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Retail stores due to the additional store base, and reduced sales in our Specialty Retail stores.

Net other expense in the second quarter of 2002 was $1.1 million, comprised of other non-operating income, partially offset by minority interest expense, compared to $1.3 million in 2001, comprised of minority interest and other non-operating expenses.

Net interest expense in the second quarter of 2002 was $5.5 million, due principally to interest expense on the Eurobond offering incurred to finance our May 2001 acquisition of MEXX, compared to $6.2 million in 2001, which represents the interest cost on the debt incurred to finance our strategic initiatives including costs associated with our acquisitions and capital expenditures.

For the second quarter our income tax rate remained unchanged at 36.0%.

Net income increased in the second quarter of 2002 to $38.8 million, or 4.9% of net sales, from $32.5 million in the second quarter of 2001, or 4.5% of net sales, due to the factors described above. Diluted earnings per common share increased 16.1% to $0.36 in 2002, up from $0.31 in 2001. Our average diluted shares outstanding increased by 2.2 million shares in the second quarter of 2002 on a period-to-period basis, to 107.5 million, as a result of the exercise of stock options and the effect of dilutive securities. Since the end of 2001, we have not purchased any additional shares under our buyback program. As of August 9, 2002, we have $218.3 million remaining in buyback authorization under our share repurchase program.

Six months ended June 29, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

Net sales for the first half of 2002 were $1,682.4 million, an increase of $128.7 million, or 8.3%, over net sales for the first half of 2001. This result reflected net sales increases of 4.6% in our Wholesale Apparel segment (to $1,237.7 million), 0.6% in Wholesale Non-Apparel (to $211.5 million) and 27.0% in Retail (to $323.4 million). The increase in our International net sales was 160.3%, (to $283.1 million), due principally to the inclusion of sales of MEXX. Net sales in our Domestic business declined by 3.2% (to $1,399.3 million), due principally to a decrease in the domestic portion of our Wholesale Apparel segment, partially offset by an increase in the domestic portion of our Retail segment.

The increase in Wholesale Apparel net sales principally reflected the inclusion of a full six months of sales of MEXX. The sales increase also reflected increases in our Special Markets business, due to higher unit volume partially offset by lower average unit selling prices due to product mix, and in our SIGRID OLSEN and LUCKY BRAND DUNGAREES businesses, due to higher unit volume and higher average unit selling prices reflecting stronger demand. These increases were partially offset by sales declines in our core Casual business, reflecting planned unit decreases in light of retailer conservatism with respect to buying patterns. The Company also experienced sales declines in our LIZ CLAIBORNE WOMAN and Career businesses, due to lower unit volume and lower average unit selling prices, in our DANA BUCHMAN and CRAZY HORSE Men's businesses, due to lower unit volume, and in our CLAIBORNE Men's business due to conservative planning as well as lower average unit selling prices resulting from the liquidation of excess inventories.

The increase in Wholesale Non-Apparel net sales principally reflected increases in our Jewelry business generated from favorable volume increases and in our Handbags businesses, due to higher unit volume and increased margin support to our retail customers. These increases were partially offset by a decrease in our Fashion Accessories business, resulting from lower unit volume and lower average unit selling prices due to product mix.

The increase in Retail net sales reflected the inclusion of a full six months of sales from our MEXX stores acquired in May 2001, the addition of 25 new LUCKY BRAND DUNGAREES Specialty Retail stores on a period-to-period basis and, to a lesser extent, a net of five additional Outlet stores on a period-to-period basis. Comparable store sales in our Outlet stores experienced low single-digit decreases while our Specialty Retail stores experienced high single-digit decreases, reflecting the challenging retail environment.

Gross profit dollars increased $87.6 million, or 13.9%, in the first half of 2002 over the first half of 2001. Gross profit as a percent of net sales increased to 42.7% in 2002 from 40.6% in 2001 principally due to the inclusion of a full six months of results of MEXX, which runs at a higher gross margin rate than the Company average. The increase in gross profit rate also reflected the increased proportion of sales derived from our relatively higher-margin Retail segment, driven by the additional store base, improved company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes), improved product performance at retail and continued lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The Company also benefited from higher margins realized in our Special Markets, SIGRID OLSEN, and Jewelry businesses. These increases were partially offset by lower gross margins in our Specialty Retail stores, CLAIBORNE Men's, and Fashion Accessories businesses, due to the reasons discussed above.

Selling, general and administrative expenses ("SG&A") increased $70.8 million, or 14.3%, in 2002 over 2001. These expenses as a percent of net sales increased to 33.6% in 2002 from 31.9% in 2001, principally due to the inclusion of a full six months of MEXX and the increased proportion of sales derived from our Retail segment, each of which has a relatively higher SG&A rate than the Company average. The increase also reflected the lower proportion of sales derived from our relatively lower-cost Casual, Career and LIZ CLAIBORNE WOMAN businesses, as well as increased marketing costs in our Cosmetics business associated with our August 2001 launch of our MAMBO brand fragrance. We also incurred higher SG&A costs and rates in our Handbags, DKNY(R) Juniors and DKNY(R) Men's businesses. The increase in the dollar level of our SG&A was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A costs and rates in our CLAIBORNE Men's, MONET, Special Markets, LAUNDRY and KENNETH COLE NEW YORK Women's businesses.

As a result of the factors described above, operating income increased $16.8 million, or 12.4%, to $152.7 million in the first six months of 2002 over the first six months of 2001. Operating income as a percent of net sales increased to 9.1% in 2002 compared to 8.7% in 2001. Wholesale Apparel operating profit increased $10.3 million to $137.4 million (11.1% of net sales) in 2002 compared to $127.2 million (10.7% of net sales) in 2001, principally reflecting the inclusion of a full six month's profits from MEXX and increased profits in our Special Markets, SIGRID OLSEN, LAUNDRY, Casual and LUCKY BRAND DUNGAREES businesses, partially offset by reduced profits in our DANA BUCHMAN, DKNY(R) Women's and CLAIBORNE Men's businesses. Wholesale Non-Apparel operating profit increased $3.7 million to $11.6 million (5.5% of net sales) in 2002 compared to $7.9 million (3.8% of net sales) in 2001, principally due to increases in our MONET and LIZ CLAIBORNE JEWELRY businesses, partially offset by reduced profit dollars in our Fashion Accessories, Cosmetics (reflecting reduced sales of our LIZ SPORT, LUCKY YOU and CURVE fragrances) and Handbags businesses. Retail operating profit increased $0.5 million to $22.7 million (7.0% of net sales) in 2002 compared to $22.2 million (8.7% of net sales) in 2001, principally reflecting the inclusion of the profits from the MEXX Retail stores, partially offset by increased operating expenses in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Stores stores due to the additional store base, and reduced sales in our other Specialty Retail stores.

Net other expense in the first half of 2002 was $0.9 million, comprised of minority interest expense, partially offset by other non-operating income, compared to $2.3 million in 2001, comprised of minority interest and other non-operating expenses.

Net interest expense in the first half of 2002 was $11.6 million, due principally to interest expense on the Eurobond offering incurred to finance our May 2001 acquisition of MEXX, compared to $11.8 million in 2001, which represents the interest cost on the debt incurred to finance our strategic initiatives including costs associated with our acquisitions, capital expenditures and the repurchase of common stock in prior years.

For the six months our income tax rate remained unchanged at 36.0%.

Net income increased in 2002 to $89.7 million from $78.0 million in 2001 and increased as a percent of net sales to 5.3% in 2002 from 5.0% in 2001, due to the factors described above. Diluted earnings per common share increased 13.5% to $0.84 in 2002 from $0.74 in 2001. Our average diluted shares outstanding increased by 2.0 million shares in the second quarter of 2002 on a period-to-period basis, to 106.9 million, as a result of the exercise of stock options and the effect of dilutive securities.

FORWARD OUTLOOK
---------------

The economic and retail environments continue to be uncertain and challenging. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. For fiscal 2002, we are optimistic that we can achieve a sales increase of 5 - 7% and diluted EPS in the range of $2.17 - $2.20, which reflects the July 2002 acquisition of Mexx Canada. For the third quarter of 2002, we are optimistic that we can achieve a sales increase of 3 - 4% and EPS in the range of $0.76 - $0.78. Refer to "STATEMENT REGARDING FORWARD-LOOKING
DISCLOSURE" for a discussion of the risks and uncertainties relating to the foregoing forward-looking statements.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

We ended the first half of 2002 with $263.3 million in cash and marketable securities, compared to $160.6 million and $64.1 million at December 29, 2001 and June 30, 2001, respectively, and with $351.4 million of debt outstanding compared to $387.3 million and $519.6 million at December 29, 2001 and June 30, 2001, respectively. This $138.6 million and $367.4 million improvement in our debt net of cash position over the last six and twelve months, respectively, is primarily attributable to the difference in working capital due to the factors discussed below and, for the change between June 29, 2002 and June 30, 2001, the reclassification of $42.5 million of the Company's ownership of Kenneth Cole Productions, Inc. Class A stock (see Note 3 of Notes to Condensed Consolidated Financial Statements for information regarding this investment). Working capital increased $252.9 million, or 56.4%, to $701.3 at June 29, 2002 compared to $448.4 million at June 30, 2001, and increased $42.6 million, or 6.2%, compared to $658.7 million at December 29, 2001.

Accounts receivable decreased $87.1 million, or 20.9%, at the end of second quarter 2002 compared to the end of second quarter 2001, due to the timing of shipments made during the quarter as well as improvements made in our days' sales outstanding. Accounts receivable decreased $31.6 million, or 8.7%, at June 29, 2002 compared to December 29, 2001 due to the timing of shipments.

Inventories decreased $93.6 million, or 17.7%, at the end of second quarter 2002 compared to the end of second quarter 2001, and decreased $51.8 million, or 10.6% at June 29, 2002 compared to December 29, 2001. These decreases are a result of conservative planning and improved processes and procedures implemented during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses. Our average inventory turnover rate increased to 4.4 times for the 12-month period ended June 29, 2002 from 4.0 times for both 12-month periods ended December 29, 2001 and June 30, 2001. The Company continues to take a conservative approach to inventory management through 2002.

Borrowings under our commercial paper program peaked at $114.9 million during the first six months of 2002; at June 29, 2002, there were no borrowings under the program.

Net cash provided by operating activities was $176.9 million in the first half of 2002, compared to $20.8 million in 2001. This $156.1 million change in cash flow was primarily due to $28.9 million of cash provided by working capital in 2002 compared to a $120.0 million use of cash in 2001, driven primarily by year-over-year changes in the accounts receivable, inventory, accounts payable and accrued expense balances, as well as the increase in net income of $11.7 million in the six months of 2002 from the six months of 2001.

Net cash used in investing activities was $48.1 million in the first half of 2002, compared to $286.9 million in 2001. The 2002 net cash used primarily reflected capital and in-store merchandise shop expenditures of $48.1 million;

2001 net cash used primarily reflected $245.3 million for the purchase of MEXX, along with capital and in-store merchandise shop expenditures of $45.7 million.

Net cash used in financing activities was $57.5 million in the first half of 2002, compared to $276.0 million of net cash provided by financing activities in 2001. The $333.5 million year over year decrease primarily reflected the assumption of $286.1 million of debt in 2001 to finance the May 2001 acquisition of MEXX, net repayments of our commercial paper program of $77.7 million during 2002 compared to $36.7 million in 2001 and a decrease of $11.0 million in net proceeds from the exercise of stock options.

Our anticipated capital expenditures for 2002 approximate $80 - $85 million, of which $48.1 million has been expended through June 29, 2002. These expenditures consisted primarily of in-store merchandise shops, the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan had two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan. The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of MEXX on May 23, 2001 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Condensed Consolidated Financial Statements).

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which mature in November 2002 and November 2003, respectively, have received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. At June 29, 2002, there were no borrowings outstanding under the commercial paper program. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

On May 22, 2001, the Company entered into an off-balance sheet arrangement (synthetic lease) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The operating lease arrangements are with a lessor, a limited partnership, who has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates that it offered. The lessor financed the acquisition of the facilities through equity funded by third-party financial institutions. The third-party financial institutions hold a limited partnership interest in the lessor. The Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A in the Condensed Consolidated Statements of Income.

As of June 29, 2002, the Company had lines of credit aggregating $447 million, which were primarily available to cover trade letters of credit. At June 29, 2002, December 29, 2001 and June 30, 2001, the Company had outstanding trade letters of credit of $269 million, $228 million and $278 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

We anticipate that cash flows from our operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of the Company's products, which may impact the Company's financial performance, maintenance of the Company's investment grade credit rating, as well as interest rate and exchange rate fluctuations.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2001 Annual Report on Form 10-K.

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

Revenue Recognition
-------------------

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

Accounts Receivable - Trade, Net
--------------------------------

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

Inventories
-----------

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

Accrued Expenses
----------------

Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on statistical trends, open contractual obligations, and estimates based on projections and current requirements.

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------

As of December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The impact on the Company's financial condition, results of operations and cash flows, upon the adoption of these pronouncements, was immaterial.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in probable future cash flows associated with inventory purchases and sales collections from transactions associated primarily with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, effective changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified to current-period earnings when the hedged transaction affects earnings.

At June 29, 2002, the Company had entered into average rate foreign currency options with a net notional amount of $66.0 million with maturity dates from July 2002 through December 2003 with downside protection in 2002 at 0.8815 U.S. dollar per Euro and in 2003 of 0.9180 and 0.9450 U.S. dollar per Euro. As of June 29, 2002, the Company had forward contracts maturing through October 2002 to sell 10.0 million Canadian dollars, forward contracts maturing through November 2002 to sell 1.3 million British pounds and forward contracts maturing through May 2003 to sell 61.8 million Euros. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $65.8 million at June 29, 2002, as compared with approximately $34.6 million at December 29, 2001 and $15.5 million at June 30, 2001. Unrealized gains and losses for outstanding foreign exchange forward contracts were not material at June 29, 2002, December 29, 2001 and June 30, 2001. As of June 29, 2002, the Company had options to buy
23.4 million Canadian dollars in connection with the acquisition of Mexx Canada (see Note 2 of Notes to Condensed Consolidated Financial Statements for information regarding this acquisition).

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The effective change in fair value on the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended June 29, 2002.

The Company hedges its net investment position in Euros and generates foreign currency interest payments that offset other transactional exposures in this currency. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss), to offset the change in the value of the net investment being hedged.

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize month-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2002, or any other future period, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "anticipate," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Among the factors that could cause actual results to materially differ include changes in regional, national, and global microeconomic and macroeconomic conditions, including the levels of consumer confidence and discretionary spending, consumer income growth, higher personal debt levels, rising energy costs, fluctuations in foreign currency exchange rates, increasing interest rates and increased stock market volatility; risks related to retailer and consumer acceptance of the Company's products; risks associated with competition and the marketplace, including the financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to effectively remain competitive with respect to product, value and service; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically; the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders; the Company's ability to effectively distribute its product within its targeted markets; risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; uncertainties relating to the Company's ability to successfully implement its growth strategies, integrate recent or future acquisitions, maintain product licenses, or successfully launch new products and lines; risks associated with the entry into new markets, either through internal development activities or acquisitions; risks associated with the possible failure of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations; risks of increased sourcing costs, including costs for materials and labor; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing, including currency rate fluctuations; risks associated with terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise; and any significant disruption in the Company's relationships with its suppliers, manufacturers and employees.

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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 2001 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks."

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which may adversely affect its financial position, results of operations and cash flows.

In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through the use of fixed rate financial instruments and, when deemed appropriate, through the use of interest rate derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes. However, the Company, from time to time, may use interest rate derivative financial instruments to help manage its exposure to interest rate movements and reduce borrowing costs. Our objective for holding interest rate derivative instruments is to decrease the volatility of earnings and cash flow associated with fluctuation in these rates.

We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, commercial paper issuances, synthetic lease and bank revolving credit facilities and other credit facilities. Our commercial paper program, floating rate bank revolving credit facility and bank lines expose us to market risk for changes in interest rates. We believe that our Eurobond offering and the interest rate swap agreements, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing. We anticipate using interest rate hedging instruments to further mitigate such risks during 2002.

The acquisition of MEXX, which transacts business in foreign currencies, has increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and average rate foreign currency options to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is affects earnings.

As part of the European Economic and Monetary Union, a single currency (the "Euro") has replaced the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company is currently using the Euro for invoicing and payments. The transition to the Euro did not have a material adverse effect on the business or consolidated financial condition of the Company.

Reference is also made to our 2001 Annual Report on Form 10-K, under the heading "Certain Interest Rate and Foreign Currency Risks."

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus only impacted revenue and expense classifications and did not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning December 30, 2001, the first day of fiscal year 2002, and the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Condensed Consolidated Statements of Income.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective December 30, 2001, and the adoption did not have a significant effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 upon its effective date and does not expect it to have a material effect on Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations or financial position.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Note 9 and Note 23 of Notes to Consolidated Financial Statement in our 2001 Annual Report on Form 10-K.

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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Fairness Hearing to determine whether to grant final approval of the settlements is currently scheduled for January 23, 2003. The non-settling defendants have petitioned the Ninth Circuit Court of Appeals for the right to take an interlocutory appeal from the grant of class certification. That petition is pending. Under the terms of the settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2002 Annual Meeting of Stockholders held on May 16, 2002, the stockholders of the Company (i) approved the Liz Claiborne, Inc. 2002 Stock Incentive Plan (the number of affirmative votes cast was 48,846,781, the number of negative votes cast was 36,727,981, and the number of abstentions was 763,627 and the number of broker non-votes was 11,450,570); (ii) rejected a stockholder proposal seeking shareholder approval for all future executive officer severance pay agreements (the number of affirmative votes cast was 17,038,242, the number of negative votes cast was 67,311,417, and the number of abstentions was 1,988,730 and the number of broker non-votes was 11,450,570); (iii) rejected a stockholder proposal to adopt a policy stating that the public accounting firm retained by our Company to provide audit services, or any affiliated company, should not also be retained to provide non-audit services to our Company (the number of affirmative votes cast was 12,707,745, the number of negative votes cast was 72,299,378, and the number of abstentions was 1,331,266 and the number of broker non-votes was 11,450,570); and (iv) elected the following nominees to the Company's Board of Directors, to serve until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified, except for Mr. Gordon, who, pursuant to the Company's Board of Directors current retirement policy, will retire at the 2003 Annual Meeting after having served one year of his three-year term.

                                               Votes
Nominee                             For                  Withheld
------------------------------------------------------------------

Paul R. Charron                   96,400,241             1,388,718
J. James Gordon                   95,276,736             2,512,223
Kay Koplovitz                     96,329,220             1,459,739


ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), the Company is responsible for listing the non-audit services approved in the Second Quarter by the Company's Audit Committee to be performed by the Company's external auditors. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company.

During the quarterly period covered by this filing, the Audit Committee approved the engagements of the Company's external auditors for the following non-audit services: (1) audit of the Company's 401K Savings and Profit Sharing Plan for the 2001 fiscal year, (2) services in connection with potential transactions,
(3) audit of the Company's operations in Puerto Rico, and (4) domestic and international tax advice and services.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10(y)(i)*   Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan").

    10(y)(ii)*  Form of Option Grant Certificate under the 2002 Plan.

    10(y)(iii)* Amendment No. 1 to the 2002 Plan.

    99.1* Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2* Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K.

    A Current Report on Form 8-K dated May 16, 2002 was filed with the SEC by the Company relating to the change in the Company's independent public accountants.

* Filed herewith.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:  August 13, 2002


       LIZ CLAIBORNE, INC.                LIZ CLAIBORNE, INC.



   By: /s/ Michael Scarpa             By: /s/ Elaine H. Goodell
       -----------------------------      -------------------------------------
       MICHAEL SCARPA                     ELAINE H. GOODELL
       Senior Vice President -            Vice President - Corporate Controller
       Chief Financial Officer            and Chief Accounting Officer
       (Principal financial officer)      (Principal accounting officer)