Form 10-Q
period 2002-09-28
CLAIBORNE LIZ INC
filed 2002-11-12
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 28, 2002
                                  ----------------------------

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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 7, 2002 was 106,834,962.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 28, 2002

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of September 28, 2002, December 29, 2001
                    and September 29, 2001...........................................................     3

              Condensed Consolidated Statements of Income for the Nine and Three Month Periods
                    Ended September 28, 2002 and September 29, 2001..................................     4

              Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                    September 28, 2002 and September 29, 2001........................................     5

              Notes to Condensed Consolidated Financial Statements...................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................    19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............................    31

Item 4.       Controls and Procedures................................................................    33

PART II -     OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................    33

Item 5.       Other Information......................................................................    34

Item 6.       Exhibits and Reports on Form 8-K.......................................................    34

SIGNATURES    .......................................................................................    35

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............................    36

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                     (Unaudited)
                                                                     September 28,    December 29,   September 29,
                                                                          2002            2001            2001
                                                                     --------------- --------------- ---------------
Assets
   Current Assets:
      Cash and cash equivalents                                        $    218,911    $    127,635    $     29,058
      Marketable securities                                                  37,618          32,993          25,027
      Accounts receivable - trade, net                                      548,900         362,189         629,406
      Inventories, net                                                      476,361         487,923         546,104
      Deferred income taxes                                                  40,292          37,386          41,805
      Other current assets                                                   56,957          57,900          48,915
                                                                     --------------- --------------- ---------------
                  Total current assets                                    1,379,039       1,106,026       1,320,315
                                                                     --------------- --------------- ---------------

   Property and Equipment - Net                                             372,200         352,001         349,790
   Goodwill - Net                                                           349,955         404,654         377,847
   Intangibles - Net                                                        136,283          50,459          53,684
   Other Assets                                                              22,139          38,115          32,393
                                                                     --------------- --------------- ---------------
Total Assets                                                           $  2,259,616    $  1,951,255    $  2,134,029
                                                                     =============== =============== ===============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                                     242              --              --
      Accounts payable                                                      220,113         236,906         229,524
      Accrued expenses                                                      261,912         199,772         162,844
      Income taxes payable                                                   33,369          10,636          42,745
                                                                     --------------- --------------- ---------------
                  Total current liabilities                                 515,636         447,314         435,113
                                                                     --------------- --------------- ---------------

   Long-Term Debt                                                           454,134         387,345         631,778
   Other Non-Current Liabilities                                                129          15,000          15,000
   Deferred Income Taxes                                                     49,629          37,314          35,063
   Commitments and Contingencies
   Minority Interest                                                         10,679           8,121           7,360
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                        --              --              --
      Common stock, $1 par value, authorized shares - 250,000,000,
         issued shares - 176,437,234                                        176,437         176,437         176,437
      Capital in excess of par value                                         97,920          89,266          89,662
      Retained earnings                                                   2,232,927       2,077,540       2,040,631
      Unearned compensation expense                                         (14,099)        (16,507)        (17,366)
      Accumulated other comprehensive loss                                  (23,792)         (5,346)        (15,835)
                                                                     --------------- --------------- ---------------
                                                                          2,469,393       2,321,390       2,273,529

      Common stock in treasury, at cost, 69,786,416, 71,212,310
         and 71,318,008 shares                                           (1,239,984)     (1,265,229)     (1,263,814)
                                                                     --------------- --------------- ---------------
                  Total stockholders' equity                              1,229,409       1,056,161       1,009,715
                                                                     --------------- --------------- ---------------
Total Liabilities and Stockholders' Equity                             $  2,259,616    $  1,951,255    $  2,134,029
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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                           Nine Months Ended               Three Months Ended
                                                     ------------------------------- -------------------------------
                                                     September 28,   September 29,   September 28,   September 29,
                                                          2002            2001            2002            2001
                                                     --------------- --------------- --------------- ---------------

Net Sales                                             $  2,723,610    $  2,562,041    $  1,041,200    $  1,008,356

      Cost of goods sold                                 1,547,239       1,507,611         583,558         585,027
                                                     --------------- --------------- --------------- ---------------

Gross Profit                                             1,176,371       1,054,430         457,642         423,329

      Selling, general & administrative expenses           885,592         795,807         319,573         300,627
                                                     --------------- --------------- --------------- ---------------

Operating Income                                           290,779         258,623         138,069         122,702

      Other expense - net                                   (2,182)         (2,735)         (1,268)           (449)

      Interest expense - net                               (17,961)        (20,610)         (6,348)         (8,798)
                                                     --------------- --------------- --------------- ---------------

Income Before Provision for Income Taxes                   270,636         235,278         130,453         113,455

      Provision for income taxes                            97,429          84,700          46,963          40,844
                                                     --------------- --------------- --------------- ---------------

Net Income                                            $    173,207    $    150,578    $     83,490    $     72,611
                                                     =============== =============== =============== ===============


Net Income per Weighted Average Share, Basic                 $1.64           $1.45           $0.79           $0.70
Net Income per Weighted Average Share, Diluted               $1.62           $1.43           $0.78           $0.69

Weighted Average Shares, Basic                             105,447         103,953         105,862         104,427
Weighted Average Shares, Diluted                           107,035         105,076         107,329         105,502

Dividends Paid per Common Share                              $0.17           $0.17           $0.06           $0.06

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                     -------------------------------
                                                                                      September 28,   September 29,
                                                                                          2002            2001
                                                                                     --------------- ---------------

Cash Flows from Operating Activities:
      Net income                                                                       $    173,207    $    150,578
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                       70,640          72,909
         Deferred income taxes                                                                8,373          15,742
         Other - net                                                                          8,185          12,249
         Change in current assets and liabilities, exclusive of acquisitions:
             (Increase) in accounts receivable - trade                                     (184,856)       (299,903)
             Decrease (increase) in inventories                                              24,151         (20,646)
             Decrease in other current assets                                                 6,405           7,822
             (Decrease) increase in accounts payable                                        (18,838)          5,866
             Increase (decrease) in accrued expenses                                         21,592         (42,077)
             Increase in income taxes payable                                                23,125          32,832
                                                                                     --------------- ---------------
                  Net cash provided by (used in) operating activities                       131,984         (64,628)
                                                                                     --------------- ---------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                       (62)            (58)
      Purchases of property and equipment                                                   (65,939)        (60,818)
      Payments for acquisitions, net of cash acquired                                       (26,517)       (249,120)
      Payments for in-store merchandise shops                                                (7,602)        (16,490)
      Other - net                                                                               966          (3,107)
                                                                                     --------------- ---------------
                  Net cash used in investing activities                                     (99,154)       (329,593)
                                                                                     --------------- ---------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                                             242              --
      Proceeds from Eurobond issue                                                               --         319,787
      Commercial paper - net                                                                 34,540          36,528
      Proceeds from exercise of common stock options                                         28,398          40,971
      Dividends paid                                                                        (17,819)        (17,444)
      Purchase of common stock                                                                   --          (2,854)
                                                                                     --------------- ---------------
                  Net cash provided by financing activities                                  45,361         376,988
                                                                                     --------------- ---------------

Effect of Exchange Rate Changes on Cash                                                      13,085            (729)
                                                                                     --------------- ---------------

Net Change in Cash and Cash Equivalents                                                      91,276         (17,962)
Cash and Cash Equivalents at Beginning of Period                                            127,635          47,020
                                                                                     --------------- ---------------
Cash and Cash Equivalents at End of Period                                             $    218,911    $     29,058
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

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Company's Current Report on Form 8-K dated May 23, 2001, as filed with the SEC on May 25, 2001 and amended on July 20, 2001. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of December 29, 2001 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period's classifications.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.


2.   SUBSEQUENT EVENT

On September 30, 2002, the Company acquired 100 percent of the equity interest of Ellen Tracy Inc. and its related companies (collectively, "Ellen Tracy") for a purchase price of approximately $180 million, including the assumption of debt. Ellen Tracy, a privately held fashion apparel company, designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products at price points which are somewhat higher than the Company's core better-priced businesses, predominantly to select specialty stores and upscale department stores. Brands include Ellen Tracy, Linda Allard Ellen Tracy and Company Ellen Tracy. Ellen Tracy achieved net sales of approximately $171 million in 2001. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.


3.   ACQUISITIONS AND LICENSING COMMITMENTS

On July 9, 2002, the Company completed the purchase of 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operates as a third party distributor in Canada for the Company's Mexx business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment to be made at the end of the first quarter 2003 based on business performance in 2002 (which, when combined with the initial cash payment, is intended to approximate 72% of the total agreed-upon equity valuation of Mexx Canada), currently expected to be approximately $14 million; and (c) a final payment to be made in the form of an earnout with respect to the year ended either 2004 or 2005, designed to equal 28% of the future value of Mexx Canada, which value will be determined based on Mexx Canada's earnings and cash flow performance. The selection of the measurement year for the earnout is at either party's option. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

In June 2002, the Company consummated an exclusive license agreement with Kellwood Company ("Kellwood") under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the Claiborne label in North America commencing with the Spring 2003 selling season. The line, which will be produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts, was previously produced and sold by the Company's Claiborne division. Under the agreement, Kellwood is obligated to pay

                                                                               7
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

a royalty equal to a percentage of net sales of the Claiborne products. The initial term of the license runs through December 31, 2005; the licensee has an option to renew for two additional 3-year periods if certain sales thresholds are met.

In May 2001, the Company completed the purchase of 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price of approximately 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), plus an earnout designed to equal 28% of the future value of Mexx, based on earnings and cash flow performance for years beginning with 2003, with any earnout payable at either party's option with respect to the year ended 2003, 2004 or 2005. At such time, if any, it is determined likely to be that an additional payment is due, the Company will record any contingent payment as additional purchase price. Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia Pacific region, Canada and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the excess purchase price over fair market value of the underlying net assets acquired of $139.1 million was allocated to goodwill. The purchase price included an adjustment for transaction fees associated with the acquisition and the estimated costs associated with the closure of certain under-performing Mexx retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of December 30, 2001. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

The following unaudited pro forma information for 2001 assumes the Mexx acquisition had occurred on December 31, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on December 31, 2000, nor is it indicative of the Company's future results.

                                                    Nine Months Ended              Three Months Ended
                                              ------------------------------ -------------------------------
                                               September 28,   September 29,  September 28,   September 29,
                                                   2002            2001           2002            2001
(Dollars in thousands except per share data)      Actual        Pro forma        Actual          Actual
--------------------------------------------  --------------- -------------- --------------- ---------------
Net sales                                      $  2,723,610    $  2,704,792   $  1,041,200    $  1,008,356
Net income                                          173,207         138,818         83,490          72,611

Basic earnings per share                              $1.64           $1.34          $0.79           $0.70
Diluted earnings per share                            $1.62           $1.32          $0.78           $0.69

The above amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition, amortization of goodwill, and income tax effect based upon an effective tax rate of 36%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

In August 1999, March 2000 and April 2000, the Company consummated exclusive license agreements with Kenneth Cole Productions, Inc. under which the Company acts as a licensee for women's sportswear (in North America), women's socks and belts (each in the United States), respectively, bearing certain Kenneth Cole trademarks. In addition, in August 1999, the Company consummated the purchase of
1.0 million shares of Kenneth Cole Productions, Inc. Class A stock at a price of $29 per share. As the result of a three-for-two stock split in March 2001, the number of shares owned by the Company increased to 1.5 million shares. As of June 30, 2001, the $29 million acquisition cost was recorded as a component of Other current assets. Certain restrictions applicable to the Company's stock ownership expired on August 24, 2001. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 29, 2001, this investment was classified as an available-for-sale marketable security at fair market value with unrealized gains and losses net of taxes reported as a component of Accumulated other comprehensive loss.

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                       Nine Months Ended               Three Months Ended
                                                 ------------------------------- -------------------------------
                                                 September 28,   September 29,   September 28,   September 29,
(Dollars in thousands)                                2002            2001            2002            2001
----------------------                           --------------- --------------- --------------- ---------------
Net income                                        $    173,207    $    150,578    $     83,490    $     72,611
Other comprehensive income (loss), net of tax:
      Foreign currency translation                      13,085            (729)         (2,895)           (747)
      Foreign currency translation of Eurobond         (32,250)             --           4,531              --
      Changes in unrealized gains (losses) on
         securities                                      2,920          (7,450)         (6,876)         (7,097)
      Changes in fair value of cash flow hedges         (2,201)             --          (1,193)             --
                                                 --------------- --------------- --------------- ---------------
Total comprehensive income, net of tax:           $    154,761    $    142,399    $     77,057    $     64,767
                                                 =============== =============== =============== ===============


5.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at September 28, 2002, December 29, 2001 and September 29, 2001:

                                            September 28, 2002
                           -----------------------------------------------------
                                              Unrealized            Estimated
                                        --------------------------
(Dollars in thousands)        Cost         Gains        Losses      Fair Value
----------------------     ------------ ------------ ------------- -------------
Equity securities           $   29,000   $    3,805   $        --  $     32,805
Other holdings                   8,661           --        (3,848)        4,813
                           ------------ ------------ ------------- -------------
Total                       $   37,661   $    3,805   $    (3,848) $     37,618
                           ============ ============ ============= =============

                                            December 29, 2001
                           -----------------------------------------------------
                                              Unrealized            Estimated
                                        --------------------------
(Dollars in thousands)        Cost         Gains        Losses      Fair Value
----------------------     ------------ ------------ ------------- -------------
Equity securities           $   29,000   $       --   $    (2,705) $     26,295
Other holdings                   8,599           --        (1,901)        6,698
                           ------------ ------------ ------------- -------------
Total                       $   37,599   $       --   $    (4,606) $     32,993
                           ============ ============ ============= =============

                                            September 29, 2001
                           -----------------------------------------------------
                                              Unrealized            Estimated
                                        --------------------------
(Dollars in thousands)        Cost         Gains        Losses      Fair Value
----------------------     ------------ ------------ ------------- -------------
Equity securities           $   29,000   $       --   $   (10,025) $     18,975
Other holdings                   8,573           --        (2,521)        6,052
                           ------------ ------------ ------------- -------------
Total                       $   37,573   $       --   $   (12,546) $     25,027
                           ============ ============ ============= =============

For the nine months ended September 28, 2002 and September 29, 2001, there were no realized gains on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine months ended September 28, 2002 and September 29, 2001 were a gain of $2,920,000 (net of $1,643,000 in taxes) and a loss of $7,450,000 (net of
$4,191,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.

                                                                               9
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                 September 28,    December 29,   September 29,
(Dollars in thousands)                2002            2001            2001
----------------------           --------------- --------------- ---------------
Raw materials                     $     25,860    $     29,649    $     20,664
Work in process                          7,140           7,061           3,536
Finished goods                         443,361         451,213         521,904
                                 --------------- --------------- ---------------
                                  $    476,361    $    487,923    $    546,104
                                 =============== =============== ===============


7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                 September 28,    December 29,   September 29,
(Dollars in thousands)                2002            2001            2001
----------------------           --------------- --------------- ---------------
Land and buildings                $    144,299    $    144,299    $    143,282
Machinery and equipment                317,628         303,388         295,704
Furniture and fixtures                 118,590          98,100          88,457
Leasehold improvements                 223,380         198,446         201,965
                                 --------------- --------------- ---------------
                                       803,897         744,233         729,408
Less: Accumulated depreciation
      and amortization                 431,697         392,232         379,618
                                 --------------- --------------- ---------------
                                  $    372,200    $    352,001    $    349,790
                                 =============== =============== ===============


8.   GOODWILL AND INTANGIBLES, NET

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. As of September 28, 2002, the Company has completed the transitional impairment tests required under SFAS No. 142 and no impairment was recognized.

The following tables disclose the carrying value of all the intangible assets:

                                               September 28, 2002                      December 29, 2001
                                     --------------------------------------- ---------------------------------------
                                        Gross                                   Gross
                                       Carrying      Accum.                   Carrying      Accum.
(Dollars in thousands)                  Amount       Amort.         Net        Amount       Amort.         Net
----------------------               ------------- ------------ ------------ ------------ ------------ -------------
Amortized intangible assets:
----------------------------
Licenses                              $  42,849     $  (8,322)   $  34,527    $  42,849    $  (5,530)   $  37,319
                                     ------------- ------------ ------------ ------------ ------------ -------------
Total                                 $  42,849     $  (8,322)   $  34,527    $  42,849    $  (5,530)   $  37,319
                                     ============= ============ ============ ============ ============ =============

Unamortized intangible assets:
------------------------------
Trademarks                                                       $ 101,756                              $  13,140
                                                                ------------                           -------------
Total                                                            $ 101,756                              $  13,140
                                                                ============                           =============

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Intangible amortization expense for the nine months ending September 28, 2002 and September 29, 2001 was $2.792 million and $2.867 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                (In thousands)
Fiscal Year                  Amortization Expense
-------------------------------------------------
2002                                $3,722
2003                                 3,882
2004                                 4,057
2005                                 3,450
2006                                 2,382

The changes in carrying amount of goodwill for the nine months ended September 28, 2002 are as follows:

                                       Wholesale     Wholesale
(Dollars in thousands)                  Apparel     Non-Apparel       Total
----------------------               ------------- -------------- --------------
Balance December 29, 2001             $   366,797   $     37,857   $    404,654
   Acquisition of Mexx Canada*             25,053             --         25,053
   Reversal of unused provision            (1,136)            --         (1,136)
   Earnout provision                       10,000             --         10,000
   Reclassification to Trademarks         (60,578)       (28,038)       (88,616)
                                     ------------- -------------- --------------
Balance September 28, 2002            $   340,136   $      9,819   $    349,955
                                     ============= ============== ==============

* Pending finalization of purchase price allocation.

There is no goodwill recorded in our retail segment.

The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the nine and three-month periods ended September 29, 2001.

                                                           Nine Months Ended               Three Months Ended
                                                     ------------------------------- -------------------------------
                                                     September 28,   September 29,   September 28,   September 29,
                                                          2002            2001            2002            2001
(Dollars in thousands except per share data)             Actual        Pro forma         Actual        Pro forma
                                                     --------------- --------------- --------------- ---------------
Net income, as reported                               $    173,207    $    150,578    $     83,490    $     72,611
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --           7,197              --           3,076
                                                     --------------- --------------- --------------- ---------------
Net income, adjusted                                  $    173,207    $    157,775    $     83,490    $     75,687
                                                     =============== =============== =============== ===============

Basic earnings per share, as reported                        $1.64           $1.45           $0.79           $0.70
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --            0.07              --            0.03
                                                     --------------- --------------- --------------- ---------------
Basic earnings per share, adjusted                           $1.64           $1.52           $0.79           $0.73
                                                     =============== =============== =============== ===============

Diluted earnings per share, as reported                      $1.62           $1.43           $0.78           $0.69
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --            0.07              --            0.03
                                                     --------------- --------------- --------------- ---------------
Diluted earnings per share, adjusted                         $1.62           $1.50           $0.78           $0.72
                                                     =============== =============== =============== ===============

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   OTHER MATTERS

In May 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership. The lessor has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities, which is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. None of such financial institutions, nor the lessor, has any affiliation or other relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor and such financial institutions are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended September 28, 2002.

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

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which were scheduled to mature in November 2002 and November 2003, respectively, received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating. The

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At September 28, 2002, the Company had approximately $73.0 million of commercial paper outstanding, with a weighted average interest rate of 2.0% and $39.3 million of borrowings denominated in Euro at an interest rate of 3.9%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of September 28, 2002 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

As of September 28, 2002, the Company had lines of credit aggregating $448 million, which were primarily available to cover trade letters of credit. At September 28, 2002, December 29, 2001 and September 29, 2001, the Company had outstanding trade letters of credit of $267 million, $228 million and $239 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.


11.  CONTINGENCIES AND COMMITMENTS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position.


12.  RESTRUCTURING CHARGE

In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our division offices; $3.3 million associated with the strategic closure of two specific facilities; and $7.6 million in severance-related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 28, 2002 was $8.3 million, all of which will require the outlay of cash. The Company expects that these activities will be substantially completed by December 2002.

A summary of the changes in the restructuring reserves is as follows:

                                                                                   Estimated
                                                               Operating and       Occupancy
                                            Store Closure     Administrative    Costs and Asset
(Dollars in millions)                           Costs           Exit Costs        Write Downs           Total
---------------------                      ----------------- ------------------ ----------------- ------------------
Balance at December 29, 2001                     $   5.6           $   7.8            $   2.3           $  15.7
   Spending for nine months ended
     September 28, 2002                             (1.8)             (3.6)              (2.0)             (7.4)
                                           ----------------- ------------------ ----------------- ------------------
Balance at September 28, 2002                    $   3.8           $   4.2            $   0.3           $   8.3
                                           ================= ================== ================= ==================

13.  CASH DIVIDENDS AND COMMON STOCK REPURCHASE

On October 10, 2002, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on December 9, 2002 to stockholders of record at the close of business on November 18, 2002. As of November 8, 2002, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.


14.  EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                           Nine Months Ended               Three Months Ended
                                                     ------------------------------- -------------------------------
                                                     September 28,   September 29,   September 28,   September 29,
(Amounts in thousands)                                    2002            2001            2002            2001
----------------------                               --------------- --------------- --------------- ---------------
Weighted average common shares outstanding                 105,447         103,953         105,862         104,427
Effect of dilutive securities:
    Stock options and restricted stock grants                1,588           1,123           1,467           1,075
                                                     --------------- --------------- --------------- ---------------
Weighted average common shares outstanding and
    common share equivalents                               107,035         105,076         107,329         105,502
                                                     =============== =============== =============== ===============


15.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended September 28, 2002, the Company made income tax payments of $56,851,000 and interest payments of $23,753,000. During the nine months ended September 28, 2001, the Company made income tax payments of $24,727,000 and interest payments of $21,364,000. Other non-cash activities in the nine months ended September 28, 2002 include the tax benefit from the exercise of stock options of $5.4 million, the reclassification of $15.0 million from Other Non-Current Liabilities to Accrued expenses and a $10.0 million liability included in Accrued expenses associated with a future payment related to the Lucky Brand Dungarees, Inc. acquisition. Other non-cash activities in the nine months ended September 29, 2001 include the tax benefit from the exercise of stock options of $4.6 million.


16.  SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our specialty retail stores, outlet stores, and concession stores. As a result of the Company's 2001 acquisition of Mexx, the Company also presents its results on a geographic basis between Domestic (wholesale customers and Company specialty retail and outlet stores based in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores based outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/ Eliminations."

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

                                                         For the Nine Months Ended September 28, 2002
                                           -------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel       Retail      Eliminations      Total
----------------------                     -------------  -------------  -------------  -------------  -------------
NET SALES:
   Sales from external customers            $ 1,862,583    $   348,174    $   501,782    $    11,071    $ 2,723,610
   Intercompany sales                           137,319         16,988             --       (154,307)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total net sales                        $ 1,999,902    $   365,162    $   501,782    $  (143,236)   $ 2,723,610
                                           =============  =============  =============  =============  =============

OPERATING INCOME:
   Segment operating income from
     external customers                     $   221,162    $    24,381    $    40,347    $     4,889    $   290,779
   Intercompany segment operating
     income (loss)                               25,561          7,780             --        (33,341)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total operating income (loss)          $   246,723    $    32,161    $    40,347    $   (28,452)   $   290,779
                                           =============  =============  =============  =============  =============

                                                         For the Nine Months Ended September 29, 2001
                                           -------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel       Retail      Eliminations      Total
----------------------                     -------------  -------------  -------------  -------------  -------------
NET SALES:
   Sales from external customers            $ 1,787,893    $   342,921    $   421,921    $     9,306    $ 2,562,041
   Intercompany sales                           152,903         18,250             --       (171,153)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total net sales                        $ 1,940,796    $   361,171    $   421,921    $  (161,847)   $ 2,562,041
                                           =============  =============  =============  =============  =============

OPERATING INCOME:
   Segment operating income from
     external customers                     $   195,710    $    19,705    $    40,156    $     3,052    $   258,623
   Intercompany segment operating
     income (loss)                               32,398          7,281             --        (39,679)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total operating income (loss)          $   228,108    $    26,986    $    40,156    $   (36,627)   $   258,623
                                           =============  =============  =============  =============  =============

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                        For the Three Months Ended September 28, 2002
                                           -------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel       Retail      Eliminations      Total
----------------------                     -------------  -------------  -------------  -------------  -------------
NET SALES:
   Sales from external customers            $   712,692    $   145,848    $   178,382    $     4,278    $ 1,041,200
   Intercompany sales                            49,494          7,853             --        (57,347)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total net sales                        $   762,186    $   153,701    $   178,382    $   (53,069)   $ 1,041,200
                                           =============  =============  =============  =============  =============

OPERATING INCOME:
   Segment operating income (loss)
     from external customers                $   100,471    $    17,391    $    17,644    $     2,563    $   138,069
   Intercompany segment operating
     income (loss)                                8,838          3,202             --        (12,040)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total operating income (loss)          $   109,309    $    20,593    $    17,644    $    (9,477)   $   138,069
                                           =============  =============  =============  =============  =============

                                                        For the Three Months Ended September 29, 2001
                                           -------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel       Retail      Eliminations      Total
----------------------                     -------------  -------------  -------------  -------------  -------------
NET SALES:
   Sales from external customers            $   697,007    $   141,929    $   167,255    $     2,165    $ 1,008,356
   Intercompany sales                            60,449          9,116             --        (69,565)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total net sales                        $   757,456    $   151,045    $   167,255    $   (67,400)   $ 1,008,356
                                           =============  =============  =============  =============  =============

OPERATING INCOME:
   Segment operating income (loss)
     from external customers                $    88,226    $    15,845    $    17,987    $       644    $   122,702
   Intercompany segment operating
     income (loss)                               12,722          3,245             --        (15,967)            --
                                           -------------  -------------  -------------  -------------  -------------
     Total operating income (loss)          $   100,948    $    19,090    $    17,987    $   (15,323)   $   122,702
                                           =============  =============  =============  =============  =============

                                          September 28,   September 29,
(Dollars in thousands)                         2002            2001
----------------------                    --------------- ---------------
SEGMENT ASSETS:
   Wholesale Apparel                       $  1,505,671    $  1,663,499
   Wholesale Non-Apparel                        231,590         220,628
   Retail                                       402,900         386,583
   Corporate                                    243,201         192,926
   Eliminations                                (123,746)       (329,607)
                                          --------------- ---------------
     Total assets                          $  2,259,616    $  2,134,029
                                          =============== ===============

GEOGRAPHIC DATA:

                                                Nine Months Ended              Three Months Ended
                                          --------------------------------------------------------------
                                          September 28,   September 29,  September 28,   September 29,
(Dollars in thousands)                         2002            2001           2002            2001
----------------------                    --------------- -------------- --------------- ---------------
NET SALES:
   Domestic sales                          $  2,242,928    $  2,287,995   $    843,598    $    843,066
   International sales                          480,682         274,046        197,602         165,290
                                          --------------- -------------- --------------- ---------------
     Total net sales                       $  2,723,610    $  2,562,041   $  1,041,200    $  1,008,356
                                          =============== ============== =============== ===============

OPERATING INCOME:
   Domestic operating income               $    254,010    $    234,156   $    118,984    $    105,265
   International operating income                36,769          24,467         19,085          17,437
                                          --------------- -------------- --------------- ---------------
     Total operating income                $    290,779    $    258,623   $    138,069    $    122,702
                                          =============== ============== =============== ===============

                                                                              16
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                          September 28,   September 29,
(Dollars in thousands)                         2002            2001
----------------------                    --------------- ---------------
TOTAL ASSETS:
   Domestic assets                         $  1,682,379    $  1,661,093
   International assets                         577,237         472,936

                                          --------------- ---------------
     Total assets                          $  2,259,616    $  2,134,029
                                          =============== ===============


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

At September 28, 2002, the Company had entered into various Euro currency options with a net notional amount of $131.0 million with maturity dates from December 2002 through December 2003 with downside protection in 2002 at 0.9106 U.S. dollar per Euro and in 2003 of between 0.9180 and 0.9825 U.S. dollar per Euro. At September 28, 2002, the Company had forward contracts maturing through May 2003 to sell 26.7 million Euros, forward contracts maturing through October 2002 to sell 2.0 million Canadian dollars and forward contracts maturing through November 2002 to sell 0.5 million British pounds. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $27.0 million at September 28, 2002, as compared with approximately $34.6 million at December 29, 2001 and $63.9 million at September 29, 2001. Unrealized gains and losses for outstanding foreign exchange forward contracts and currency options were not material at September 28, 2002, December 29, 2001 and September 29, 2001.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended September 28, 2002.

The Company hedges its net investment position in Euros. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income
(loss), to offset the change in the value of the net investment being hedged.

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners; this segment includes our career (COLLECTION), casual (LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN and ELLEN TRACY), large size (LIZ CLAIBORNE WOMAN), men's (CLAIBORNE), moderate priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS and VILLAGER), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names.

o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET and TRIFARI labels.

o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 230 specialty retail stores, 233 outlet stores, and 464 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN and MONET.

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/ Eliminations" in Note 16 of Notes to Condensed Consolidated Financial Statements.

As a result of our May 2001 acquisition of Mexx Group B.V. ("MEXX"), we also present our results on the following geographic basis:

o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     ---------
     stores located in the United States, and

o    International:  wholesale customers and Company specialty retail and outlet
     --------------
     stores and concession stores located outside of the United States.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 16 of Notes to Condensed Consolidated Financial Statements.

In May 2001, we completed the acquisition of 100% of the equity interest of MEXX, a privately held fashion apparel company, incorporated and existing under the laws of The Netherlands. MEXX designs and markets a wide range of mid-price, branded merchandise for women, men and children, targeting the 20-40 year old modern, urban consumer. MEXX's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, Canada and the Middle East, and MEXX's core markets are the Benelux and Germanic regions. Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the MEXX acquisition.

MEXX's wholesale business, which accounted for approximately 71% of MEXX's total net sales for each of fiscal years 2001 and 2000, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business, which accounted for approximately 29% of MEXX's total net sales in fiscal years 2001 and 2000, consists of 74 company owned and operated retail stores, 154 concession stores and 23 outlet stores. MEXX operates at a higher Selling, general and administrative expenses ("SG&A") rate than the Company average due to the fact that MEXX's operations are geographically diverse and MEXX operates a relatively large retail business, which is generally more expensive to operate than a wholesale business. MEXX also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches.

In June 2002, we consummated an exclusive license agreement with Kellwood Company under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the CLAIBORNE label in North America commencing with the Spring 2003 selling season. The line, which will be produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts, was previously produced and sold by the Company's CLAIBORNE division. Under the agreement, Kellwood is obligated to pay a royalty equal to a percentage of net sales of the CLAIBORNE products. The initial term of the license runs through December 31, 2005; the licensee has an option to renew for two additional 3-year periods if certain sales thresholds are met.

On July 9, 2002, we completed the purchase of 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operates as a third party distributor in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment at the end of the first quarter 2003 based on business performance in 2002 (which, when combined with the initial cash payment, is intended to approximate 72% of the total agreed-upon equity valuation of Mexx Canada), currently expected to be approximately $14 million; and (c) a final payment in the form of an earnout, with respect to the year ended either 2004 or 2005 designed to equal 28% of the future implied equity value of MEXX Canada, which value will be determined based on MEXX Canada's earnings and cash flow performance. The selection of the measurement year for the earnout is at either party's option. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On September 30, 2002, we acquired 100 percent of the equity interest of Ellen Tracy Inc. and related companies ("Ellen Tracy ") for a purchase price of approximately $180 million, including the assumption of debt. Ellen Tracy, a privately held fashion apparel company, designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products at price points which are somewhat higher than the Company's core better-priced businesses, predominantly to select specialty stores and upscale department stores. Brands include ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY. Ellen Tracy achieved net sales of approximately $171 million in 2001. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
29, 2001
--------

The following table sets forth our operating results for the three months ended September 28, 2002 compared to the three months ended September 29, 2001:

                                     Three months ended           Variance
                               ----------------------------- -------------------
Dollars in millions             September 28,  September 29,     $         %
                                    2002           2001
                               -------------- -------------- --------- ---------

Net Sales                       $  1,041.2     $  1,008.4     $ 32.8       3.3%

Gross Profit                         457.6          423.3       34.3       8.1%

Selling, general and
   administrative expenses           319.5          300.6       18.9       6.3%

Operating Income                     138.1          122.7       15.4      12.6%

Other (expense) income-net            (1.3)          (0.4)      (0.9)    225.0%

Interest (expense) income-net         (6.3)          (8.8)       2.5     -28.4%

Provision for income taxes            47.0           40.9        6.1      14.9%

Net Income                            83.5           72.6       10.9      15.0%

Net Sales
---------
Net sales for the third quarter of 2002 were $1,041.2 million, an increase of $32.8 million, or 3.3% over net sales for the third quarter of 2001. Net Sales results for our business segments are provided below:

Wholesale Apparel net sales increased $4.7 million, or 0.6%, to $762.2 million.
-----------------
o    The increase was primarily due to the following:
     - $17.5 million sales increase in our MEXX business resulting from sales growth in Europe; and
     - The inclusion of $2.3 million of sales of our recently acquired MEXX Canada business (acquired in July 2002).
o Sales in our core Casual business were nearly flat, reflecting planned unit decreases in light of anticipated conservative buying patterns of our retailer customers.
o The sales increases were partially offset by a sales decline of $9.5 million in our Special Markets business, due primarily to the discontinuation of our MEG ALLEN brand.
o The remainder of our Wholesale Apparel businesses in aggregate experienced a net decrease of approximately $5.6 million, reflecting decreases in our Career and LIZ CLAIBORNE WOMAN businesses, reflecting in part last year's higher sales level as a result of an aggressive liquidation of excess inventory in 2001, resulting in lower unit volume. These decreases were partially offset by increases in our DKNY(R) Men's, LUCKY BRAND DUNGAREES and KENNETH COLE NEW YORK Women's businesses, due in each case to higher unit volume and higher average unit selling prices reflecting stronger demand.

Wholesale  Non-Apparel  net sales  increased  $2.7  million,  or 1.8%, to $153.7
----------------------
million.
o The increase was due to an aggregate increase of $11.6 million in our Jewelry and Handbags businesses, due in each case to higher unit volume and higher average unit selling prices reflecting stronger demand. There was also a very small increase in our Fashion Accessories business.
o These increases were partially offset by a sales decrease of $9.8 million in our Cosmetics business, resulting from lower promotional sales, mitigated by the inclusion of sales of our BORA BORA fragrance (launched in August 2002).

Retail net sales increased $11.1 million, or 6.7%, to $178.4 million.
------
o    The increase reflected the following:
     - A $13.4 million increase in sales of our MEXX stores, due to a net addition of eight MEXX specialty retail stores, nine outlet stores and 19 concession stores on a period-to-period basis;
     - The inclusion of $5.0 million of sales from our 35 recently acquired MEXX Canada stores (acquired in July 2002); and
     - The addition of 18 new LUCKY BRAND DUNGAREES specialty retail stores on a period-to-period basis.
o The increases were partially offset by the following comparable store sales decreases (inclusive of our international stores):
     - Approximate 10% decline in our outlet stores, reflecting last year's higher sales level due to aggressive liquidation of excess inventory last year; and
     - Approximate 8% decline in our specialty retail stores, due primarily to a general decline in traffic reflecting the challenging retail environment.

We ended the quarter with a total of 233 outlet stores, 230 specialty retail stores and 464 international concession stores.

International  net sales increased $32.3 million,  or 19.5% (to $197.6 million),
-------------
due principally to a $30.9 million increase in sales of our MEXX business and the inclusion of $7.3 million of sales of our MEXX Canada business (acquired in July 2002). Domestic net sales were virtually flat, increasing slightly by $0.5
             --------
million, or 0.1%, to $843.6 million.

Gross Profit
------------
Gross profit dollars increased $34.3 million, or 8.1%, in the third quarter of 2002 over the third quarter of 2001. Gross profit as a percent of net sales (referred to as "gross profit rate") increased to 44.0% in 2002 from 42.0% in 2001. The increasing gross profit rate reflected improved Company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes) and continued lower unit sourcing costs, as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The Company's gross profit rate also benefited from a higher proportion of full-priced sales in our Casual, Handbags, Jewelry, DKNY(R) Men's, MONET and KENNETH COLE NEW YORK Women's businesses, and sales growth in our MEXX business, which runs at a higher gross margin rate than the Company average, reflecting the large retail component. These increases were partially offset by lower gross profit rates in our Cosmetics, Special Markets and DKNY(R) Women's businesses.

SG&A
----
SG&A increased $18.9 million, or 6.3%, in the third quarter of 2002 over the third quarter of 2001. These expenses as a percent of net sales (referred to as "SG&A rate") increased to 30.7% in 2002 from 29.8% in 2001. The SG&A rate increase primarily reflected increased expenses in our relatively higher-cost Retail segment, due to the increased proportion of sales represented by such segment, reflecting, among other things, the opening of new MEXX Retail and LUCKY BRAND DUNGAREES Specialty Retail stores. Also contributing to the SG&A rate increase were the lower proportion of sales derived from our relatively lower-cost Career, Special Markets and LIZ CLAIBORNE WOMAN businesses and higher SG&A costs and rates in our DKNY(R) Women's and Handbags businesses. The increase in our SG&A expense was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of Statement of Financial
Accounting  Standards  ("SFAS")  No. 142,  "Accounting  for  Goodwill  and Other
Intangibles" (see Note 8 of Notes to Condensed Consolidated Financial Statements), as well as lower SG&A costs and rates in our Casual, LIZ CLAIBORNE WOMAN, MONET, LAUNDRY and LUCKY BRAND DUNGAREES Wholesale businesses.

Operating Income
----------------
As a result of the factors described above, operating income for the third quarter of 2002 was $138.1 million, an increase of $15.4 million, or 12.6%, over last year. Operating income as a percent of net sales increased to 13.3% in 2002 compared to 12.2% in 2001. Operating income by business segment is provided below:

o    Wholesale Apparel operating profit increased $8.4 million to $109.3 million
     -----------------
     (14.3% of net sales) in 2002 compared to $100.9 million (13.3% of net sales) in 2001, principally reflecting increased profits in our Casual, DKNY(R) Men's, KENNETH COLE NEW YORK Women's, LUCKY BRAND DUNGAREES, LAUNDRY and DANA BUCHMAN businesses, and the inclusion of the profits from our recently acquired MEXX Canada business, partially offset by reduced profits in our DKNY(R) Women's, Special Markets, and Career businesses.

o    Wholesale  Non-Apparel  operating  profit  increased  $1.5 to $20.6 million
     ----------------------
     (13.4% of net sales) in 2002 compared to $19.1 million (12.6% of net sales) in 2001, principally due to increases in our Handbags and Jewelry businesses, partially offset by reduced profits in our Cosmetics business, reflecting reduced sales during the quarter.

o    Retail  operating  profit  decreased $0.4 million to $17.6 million (9.9% of
     ------
     net sales) in 2002 compared to $18.0 million (10.8% of net sales) in 2001, principally reflecting the decrease in comparable store sales and higher operating expenses in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Retail stores due to the additional store base, partially offset by an increase in profits from our MEXX Retail stores and the inclusion of profits from our recently acquired MEXX Canada Retail stores

o    Domestic  operating profit increased by $13.7 million,  or 13.0%, to $119.0
     --------
     million, due to the improvements gross profit discussed above. International operating profit increased $1.7 million, or 9.8% (to $19.1
     -------------
     million) due to the inclusion of profits from our recently acquired MEXX Canada business.

Net Other Expense
-----------------
Net other expense in the third quarter of 2002 was $1.3 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to $0.4 million in 2001, comprised of minority interest expense, partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the third quarter of 2002 was $6.3 million, which was principally comprised of interest expense on the Eurobond offering incurred to finance our acquisition of MEXX, compared to $8.8 million in 2001, representing interest expense on the Eurobond offering and commercial paper borrowings incurred to finance our strategic initiatives including costs associated with our acquisitions and capital expenditures.

Provision for Income Taxes
--------------------------
The provision for income taxes third quarter reflected the fact that our income tax rate remained unchanged at 36.0%.

Net Income
----------
Net income increased in the third quarter of 2002 to $83.5 million, or 8.0% of net sales, from $72.6 million in the third quarter of 2001, or 7.2% of net sales, due to the factors described above. Diluted earnings per common share increased 13.0% to $0.78 in 2002, up from $0.69 in 2001. Our average diluted shares outstanding increased by 1.8 million shares in the third quarter of 2002 on a period-to-period basis, to 107.3 million, as a result of the exercise of stock options and the effect of dilutive securities. Since the end of 2001, we have not purchased any additional shares under our buyback program. As of November 8, 2002, we have $218.3 million remaining in buyback authorization under our share repurchase program.

NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29,
--------------------------------------------------------------------------------
2001
----

The following table sets forth our operating results for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001:

                                      Nine months ended           Variance
                               ----------------------------- -------------------
Dollars in millions             September 28,  September 29,     $         %
                                    2002           2001
                               -------------- -------------- --------- ---------

Net Sales                        $  2,723.6     $  2,562.0    $ 161.6      6.3%

Gross Profit                        1,176.4        1,054.4      122.0     11.6%

Selling, general and
   administrative expenses            885.6          795.8       89.8     11.3%

Operating Income                      290.8          258.6       32.2     12.5%

Other (expense) income-net             (2.2)          (2.7)       0.5    -18.5%

Interest (expense) income-net         (18.0)         (20.6)       2.6    -12.6%

Provision for income taxes             97.4           84.7       12.7     15.0%

Net Income                            173.2          150.6       22.6     15.0%

Net Sales
---------
Net sales for the nine months of 2002 were $2.724 billion, an increase of $162 million, or 6.3%, over net sales for the nine months of 2001. Net sales results for our business segments are provided below:

Wholesale Apparel net sales increased $59.1 million, or 3.0%, to $2.000 billion.
-----------------
o    The increase principally reflected the following sales increases:
     - $133.2 million resulting from the inclusion of a full nine months of sales of MEXX, which was acquired in May 2001; and
     - The inclusion of $2.3 million of sales of our recently acquired MEXX Canada business.
o These increases were partially offset by a $43.7 million decrease in our core Casual business. Approximately 75% of this decrease reflected planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year, and the remainder of the decrease was due to last year's higher sales levels as a result of an aggressive liquidation of excess inventory in 2001.
o    The  remainder  of  our  Wholesale   Apparel   businesses,   in  aggregate,
     experienced a net decrease of approximately $32.7 million, reflecting decreases in our Career, LIZ CLAIBORNE WOMAN, DANA BUCHMAN and Men's Sportswear and Furnishings businesses, reflecting overall planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year, as well as last year's aforementioned excess inventory liquidation. These decreases were partially offset by sales increases in our Special Markets and SIGRID OLSEN businesses, due in each case to higher unit volume partially offset by lower average unit selling prices due to the inclusion of more lower-priced items in the product offerings; and in our LUCKY BRAND DUNGAREES and DKNY(R)Men's businesses, due in each case to higher unit volume and higher average unit selling prices reflecting stronger demand.

Wholesale Non-Apparel increased $4.0 million, or 1.1%, to $365.2 million.
---------------------
o The increase reflected a total gain of $18.0 million in our Jewelry and Handbags businesses, due in each case to higher unit volume.
o    These increases were partially offset by the following decreases:
     - $9.6 million in our Cosmetics business, due to lower promotional sales, partially offset by year-over-year sales increases in our BORA BORA (launched in August 2002) and MAMBO (launched in August 2001) fragrances; and

     - The remainder of the decrease was in our Fashion Accessories business, resulting from lower average unit selling prices due to product mix.

Retail net sales increased $79.9 million, or 18.9%, to $501.8 million.
------
o    This reflected the following:
     - $69.6 million of sales increases in our MEXX stores, resulting from the inclusion of a full nine months of sales (MEXX was acquired in May
          2001);
     - The inclusion of $5.0 million of sales from our 35 recently acquired MEXX Canada stores (acquired in July 2002); and
     - The addition of 18 new stores on a period-to-period basis in our LUCKY BRAND DUNGAREES Specialty Retail stores.
o The above increases were partially offset by the following comparable store sales decreases due to a general decline in traffic reflecting the challenging retail environment:
     -    Approximate 5% decline in our Outlet stores; and
     -    Approximate 8% decline in our Specialty Retail stores.

International net sales increased $206.7 million,  or 75.4% (to $480.7 million),
-------------
due principally to a $202.8 million increase in sales of MEXX sales, reflecting the inclusion of a full nine months of sales, and, to a lesser extent, the inclusion of $7.3 million sales from our recently acquired MEXX Canada business. Domestic net sales declined by $45.1 million, or 2.0% (to $2,242.9 million), due
--------
principally to conservative planning in the domestic portion of our Wholesale Apparel segment resulting in lower sales of excess inventory.

Gross Profit
------------
Gross profit dollars increased $122.0 million, or 11.6%, in the first nine months of 2002 over the first nine months of 2001. Gross profit as a percent of net sales increased to 43.2% in 2002 from 41.2% in 2001. The increase in gross profit rate reflected improved company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes), improved product performance at retail and continued lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The Company also benefited from a higher proportion of full-priced sales in our Jewelry, Handbags, Casual, Special Markets, LUCKY BRAND DUNGAREES Wholesale, LAUNDRY and DKNY(R) Men's businesses, as well as the inclusion of a full nine months of results of MEXX, which runs at a higher gross margin rate than the Company average, reflecting the large retail component. These increases were partially offset by lower gross margins in our Specialty Retail stores, Cosmetics, Career, Fashion Accessories, CLAIBORNE Men's, DKNY(R) Women's, LIZ CLAIBORNE WOMAN and DANA BUCHMAN businesses.

SG&A
----
SG&A increased $89.8 million, or 11.3%, in 2002 over 2001. These expenses as a percent of net sales increased to 32.5% in 2002 from 31.1% in 2001. These SG&A dollar and rate increases were principally due to the inclusion of a full nine months of the results of MEXX, which has a relatively higher SG&A rate than the Company average due to the fact that MEXX operates a geographically diverse and relatively large retail business, which is generally more expensive to operate than a wholesale business. The increase also reflected the lower proportion of sales derived from our relatively lower-cost Casual, Career and LIZ CLAIBORNE WOMAN businesses, as well as the opening of new LUCKY BRAND DUNGAREES Specialty Retail and Outlet stores. We also incurred higher SG&A costs and rates in our Handbags and DKNY(R) Women's businesses. The increase in SG&A expense was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of SFAS No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A costs and rates in our Jewelry, CLAIBORNE Men's, Special Markets, LAUNDRY, KENNETH COLE NEW YORK Women's and Fashion Accessories businesses.

Operating Income
----------------
As a result of the factors described above, operating income increased $32.2 million, or 12.5%, to $290.8 million in the first nine months of 2002 over the first nine months of 2001. Operating income as a percent of net sales increased to 10.7% in 2002 compared to 10.1% in 2001. Operating income by business segment is provided below:

o    Wholesale  Apparel  operating  profit  increased  $18.6  million  to $246.7
     ------------------
     million (12.3% of net sales) in 2002 compared to $228.1 million (11.8% of net sales) in 2001, principally reflecting the inclusion of a full nine months of profits from MEXX and increased profits in our Casual, Special Markets, SIGRID OLSEN businesses, partially offset by reduced profits in our DKNY(R) Women's, CLAIBORNE Men's and Career businesses.

o    Wholesale  Non-Apparel  operating  profit  increased  $5.2 million to $32.2
     ----------------------
     million (8.8% of net sales) in 2002 compared to $27.0 million (7.5% of net sales) in 2001, principally due to increases in our JEWELRY business, partially offset by reduced profit dollars in our Cosmetics business.

o    Retail  operating  profit was nearly flat with a $0.1  million  increase to
     ------
     $40.3 million (8.0% of net sales) in 2002 compared to $40.2 million (9.5% of net sales) in 2001, principally reflecting the inclusion of a full nine months of profits from the MEXX Retail stores, partially offset by reduced comparable store sales and increased operating expenses from the additional store base in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Stores.

o    International operating profit increased $12.3 million, or  50.3% (to $36.8
     -------------
     million) due to the inclusion of profits from our recently acquired MEXX and MEXX Canada businesses. Domestic operating profit increased by $19.9
                                   --------
     million, or 8.5%, to $254.0 million, due to the improvements gross profit discussed above.

Net Other Expense
-----------------
Net other expense in the first nine months of 2002 was $2.2 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income, compared to $2.7 million in 2001, comprised of minority interest, partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the first nine months of 2002 was $18.0 million, principally comprised of interest expense on the Eurobond offering incurred to finance our acquisition of MEXX, compared to $20.6 million in 2001, representing interest expense on commercial paper borrowings incurred to finance our strategic initiatives including costs associated with our acquisitions and capital expenditures and the Eurobond offering.

Provision for Income Taxes
--------------------------
For the nine months our income tax rate remained unchanged in 2002 from 2001 at 36.0%.

Net Income
----------
Net income increased in 2002 to $173.2 million from $150.6 million in 2001 and increased as a percent of net sales to 6.4% in 2002 from 5.9% in 2001, due to the factors described above. Diluted earnings per common share increased 13.3% to $1.62 in 2002 from $1.43 in 2001. Our average diluted shares outstanding increased by 2.0 million shares in the nine months of 2002 on a period-to-period basis, to 107.0 million, as a result of the exercise of stock options and the effect of dilutive securities.

FORWARD OUTLOOK
---------------

The economic and retail environments continue to be uncertain and challenging. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. Looking forward, for the fourth quarter of 2002, we are optimistic that we can achieve a sales increase of 7 - 9% and EPS in the range of $0.57 - $0.58, resulting in a sales increase for fiscal 2002 of 6.5 - 7% and EPS for fiscal 2002 in the range of $2.19 - $2.20. For fiscal 2003, current visibility indicates that we forecast a sales increase of 9 - 11% and EPS in the range of $2.47 - $2.52, including EPS accretion in fiscal 2003 of $0.05 - $0.07 resulting from the Ellen Tracy acquisition. The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. In 2002 and 2001, we also required cash to fund our acquisition program. Sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, securities on hand, commercial paper program and bank lines of credit; in 2001, we issued Euro-denominated bonds (the "Eurobonds") to fund our acquisition of MEXX.

We ended the third quarter of 2002 with $256.5 million in cash and marketable securities, compared to $160.6 million and $54.1 million at December 29, 2001 and September 29, 2001, respectively, and with $454.1 million of debt outstanding compared to $387.3 million and $631.8 million at December 29, 2001 and September 29, 2001, respectively. This $29.1 million and $380.1 million improvement in our debt net of cash position over the last nine and twelve months, respectively, is attributable to the accumulation of approximately $180 million to cover anticipated purchase price payments in connection with our September 30, 2002 acquisition of ELLEN TRACY and the differences in working capital due to the factors discussed below.

Accounts receivable decreased $80.5 million, or 12.8%, at the end of third quarter 2002 compared to the end of third quarter 2001, due to improvements made in our days' sales outstanding as well as the timing of shipments made during the quarter. Accounts receivable increased $186.7 million, or 51.6%, at September 28, 2002 compared to December 29, 2001 due to the timing of shipments.

Inventories decreased $69.7 million, or 12.8%, at the end of third quarter 2002 compared to the end of third quarter 2001, and decreased $11.6 million, or 2.4% at September 28, 2002 compared to December 29, 2001. These decreases are a result of conservative planning and improved processes and procedures implemented during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses. Our average inventory turnover rate increased to 4.5 times for the 12-month period ended September 28, 2002 from 3.9 times for the 12-month period ended December 29, 2001 and 4.0 times for the 12-month period ended September 29, 2001. The Company continues to take a conservative approach to inventory management through 2002.

Borrowings under our commercial paper and revolving credit facilities peaked at $114.9 million during the first nine months of 2002; at September 28, 2002, our borrowings under the these facilities were $112.3 million.

Net cash provided by operating activities was $132.0 million in the first nine months of 2002, compared to $64.6 million used in 2001. This $196.6 million change in cash flow was primarily due to $128.4 million use of cash for working capital in 2002 compared to $316.1 million in 2001, driven primarily by year-over-year changes in the accounts receivable, accrued expense, accounts payable and inventory balances, as well as the increase in net income of $22.6 million in the first nine months of 2002 from the first nine months of 2001.

Net cash used in investing activities was $99.2 million in the first nine months of 2002, compared to $329.6 million in 2001. The 2002 net cash used primarily reflected capital and in-store merchandise shop expenditures of $73.5 million and $26.5 million for the purchase of MEXX Canada; 2001 net cash used primarily reflected $249.1 million in connection with the acquisitions for our MEXX and MONET businesses, along with capital and in-store merchandise shop expenditures of $77.3 million.

Net cash provided by financing activities was $45.4 million in the first nine months of 2002, compared to $377.0 million in 2001. The $331.6 million year over year decrease primarily reflected the issuance of $319.8 million of additional long-term debt in 2001 to finance the May 2001 acquisition of MEXX and a decrease of $12.6 million in net proceeds from the exercise of stock options.

Our anticipated capital expenditures for 2002 approximate $80 - $85 million, of which $73.5 million has been expended through September 28, 2002. These expenditures consisted primarily of in-store merchandise shops, the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

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

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility includes a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which were scheduled to mature in November 2002 and November 2003, respectively, received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and may be either drawn upon or used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon or used to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At September 28, 2002, the Company had approximately $73.0 million of commercial paper outstanding, with a weighted average interest rate of 2.0% and $39.3 million of borrowings denominated in Euro at an interest rate of 3.9%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of September 28, 2002 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities is expected to be approximately $65 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income.

As of September 28, 2002, the Company had lines of credit aggregating $448 million, which were primarily available to cover trade letters of credit. At September 28, 2002, December 29, 2001 and September 29, 2001, the

Company had outstanding trade letters of credit of $267 million, $228 million and $239 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

At September 28, 2002, the Company had entered into various Euro currency options with a net notional amount of $131.0 million with maturity dates from December 2002 through December 2003 with downside protection in 2002 at 0.9106 U.S. dollar per Euro and in 2003 of between 0.9180 and 0.9825 U.S. dollar per Euro. At September 28, 2002, the Company had forward contracts maturing through May 2003 to sell 26.7 million Euros, forward contracts maturing through October 2002 to sell 2.0 million Canadian dollars and forward contracts maturing through November 2002 to sell 0.5 million British pounds. The aggregate U.S. dollar value of the foreign exchange forward contracts was approximately $27.0 million at September 28, 2002, as compared with approximately $34.6 million at December 29, 2001 and $63.9 million at September 29, 2001. Unrealized gains and losses for outstanding foreign exchange forward contracts and currency options were not material at September 28, 2002, December 29, 2001 and September 29, 2001.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended September 28, 2002.

The Company may be required to make  additional  payments in connection with its
acquisitions  (see  Note  3  of  Notes  to  Condensed   Consolidated   Financial
Statements).

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

The Company hedges its net investment position in Euros. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income
(loss), to offset the change in the value of the net investment being hedged.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2002, or any other future period, including those herein under the heading "Future Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "anticipate," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

Risks Associated with Competition and the Marketplace
-----------------------------------------------------

The apparel and related product markets are highly competitive, both within the United States and abroad. The Company's ability to compete successfully within the marketplace depends on a variety of factors, including:
o The current challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments;
o The Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o The Company's ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company's largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o The ability of the Company, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations;
o The financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry;
o Risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers, risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically;
o The Company's ability to respond to the strategic and operational initiatives of its largest customers, as well as to the introduction of new products or pricing changes by its competitors; and
o The Company's ability to obtain sufficient retail floor space and to effectively present products at retail.

Economic,  Social and  Political  Factors
-----------------------------------------
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees;
o Work stoppages by any Company suppliers or service providers, such as, for example, the recent West Coast port workers lock-out;

o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and the Entry into New Markets
-----------------------------------------------------------------
The Company, as part of its growth strategy, reviews from time to time its possible entry into new markets, either through acquisitions, internal development activities, or licensing. The entry into new markets (including the development and launch of new product categories and product lines), is accompanied by a variety of risks inherent in any such new business venture, including the following:
o Risks that the new market activities may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses;
o Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for an acquired business will not be generated;
o Risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o Risks associated with unanticipated events and unknown or uncertain liabilities;
o Uncertainties relating to the Company's ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines; and
o With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

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

We finance our capital needs through available cash and marketable securities, operating cash flow, letter of credit, commercial paper issuances, synthetic lease and bank revolving credit facilities and other credit facilities. Our commercial paper program, floating rate bank revolving credit facility and bank lines expose us to market risk for changes in interest rates. We believe that our Eurobond offering and the interest rate swap agreements, which are fixed rate obligations, partially mitigate the risks with respect to variable interest rates given that, as a general matter, fixed rate debt reduces the risk of potentially higher variable rates. We anticipate using interest rate hedging instruments to further mitigate such risks during 2002.

The acquisition of MEXX, which transacts business in foreign currencies, has increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and average rate foreign currency options to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on any ineffective portion of these contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction affects earnings.

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

At September 28, 2002, the Company had $112 million of long-term floating rate debt, representing 25% of our total long-term debt outstanding as of such date. Our average variable rate borrowing for the nine months ended September 28, 2002 was $41 million, with an average interest rate of 2.60%. If the nine months' average rate increased or decreased by 10%, our interest expense would have changed by $0.1 million; accordingly, we do not believe that our exposure to interest rate changes is material.

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


ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. Please refer to Note 9 and Note 23 of Notes to Consolidated Financial Statement in our 2001 Annual Report on Form 10-K.

In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based apparel companies that source garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based garment factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationship with the factories, have violated various federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising (the "State Court Action"). The State Court Action seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in the United States District Court for the Central District of California, and later transferred to the District of Hawaii and, in Spring 2001, to the United States District Court for the District of the Northern Mariana Islands, is brought on behalf of a purported class consisting of the Saipan factory workers (the "Federal Action"). The Federal Action alleges claims under the civil RICO statute and the Alien Tort Claims Act, premised on supposed violations of the federal anti-peonage and indentured servitude statutes, as well as other violations of Saipan and international law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of federal and Saipanese wage and employment laws (the "FLSA Action").

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court

Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to be held on March 20, 2003, to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. Under the terms of the Company's settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.


ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, the Audit Committee of the Company's Board of Directors approved the engagement of the Company's external auditors to perform certain non-audit services to assist management in its compliance with certain regulatory and compliance matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10(z)(i)* Three Year Revolving Credit  Agreement,  dated as of October
                    21, 2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

          10(z)(ii)*364-Day Revolving Credit Agreement,  dated as of October 21,
                    2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

          99.1* Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2* Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Current Reports on Form 8-K.

          A Current Report on Form 8-K dated September 30, 2002 was filed with the SEC on October 1, 2002 by the Company relating to the acquisition of Ellen Tracy Inc. and subsidiaries.

* Filed herewith.

SIGNATURES
----------

PURSUANT  TO THE  REQUIREMENTS  OF THE  SECURITIES  EXCHANGE  ACT OF  1934,  THE

REGISTRANT  HAS DULY  CAUSED  THIS  REPORT  TO BE  SIGNED  ON ITS  BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:  November 12, 2002


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

                               LIZ CLAIBORNE, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Paul R. Charron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Paul R. Charron
---------------------------
Paul R. Charron
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Michael Scarpa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael Scarpa
---------------------------
Michael Scarpa
Senior Vice President, Chief Financial Officer