Form 10-K
period 2002-12-28
CLAIBORNE LIZ INC
filed 2003-03-26
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002
                          -----------------

Commission File Number 1-10689
                       -------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X         No
          -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes   X         No
          -----          -----

     Based upon the closing sale price on the New York Stock Exchange composite tape on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,380,000,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 19, 2003: 107,344,918 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 22, 2003-Part III.

                                     PART I

Item 1.  Business.
         --------

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General
-------

     Liz Claiborne, Inc. designs and markets an extensive range of branded women's and men's apparel, accessories and fragrance products. Our current portfolio of brands spans most apparel and non-apparel categories, reaching consumers regardless of age, gender, size, attitude, shopping or value preference. Our products run the full fashion gamut, from classic and traditional to modern and contemporary, for every wearing occasion. Our brands include AXCESS, BORA BORA, CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELLEN TRACY, ELISABETH, EMMA JAMES, FIRST ISSUE, J. H. COLLECTIBLES, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND, MARVELLA, MEXX, MONET, MONET 2, RUSS, SIGRID OLSEN, TRIFARI and VILLAGER. In addition, we hold certain licenses for men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks, women's sportswear under the CITY DKNY(R) trademark, women's apparel products under the KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED trademarks, and fragrance, cosmetic and beauty products under the CANDIE'S trademark.

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

     As used  herein,  the terms  "Company",  "we",  "us" and "our" refer to Liz
Claiborne,  Inc.,  a  Delaware  corporation,   together  with  its  consolidated
subsidiaries.

     In May 2001, we completed the acquisition of 100% of the equity interest of Mexx Group, B.V., a privately held fashion apparel company, incorporated and existing under the laws of The Netherlands ("Mexx"). As a result of our acquisition of Mexx, we offer a wide range of mid-price, branded merchandise for women, men and children, targeting the 20-40 year old modern consumer, under various MEXX trademarks. Mexx's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, Canada and the Middle East, with Mexx's core markets located in the Benelux and Germanic regions. Mexx's wholesale business, which accounted for approximately 68% of Mexx's total net sales for fiscal year 2002, sells products to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing Mexx franchise stores. Mexx's retail business, which accounted for approximately 32% of Mexx's total net sales in fiscal year 2002, consists of 71 Mexx owned and operated retail stores, 162 concession stores and 21 outlet stores. Mexx also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches. See Note 2 of Notes to Consolidated Financial Statements. We have recently announced plans to open MEXX retail stores in the United States.

     On July 9, 2002, we completed the purchase of 100% of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company based in Montreal, Canada ("Mexx Canada"). Mexx Canada distributes the Company's MEXX brand in all Canadian provinces, principally through its retail business and to a lesser extent its wholesale business. See Note 2 of Notes to Consolidated Financial Statements.

     On September 30, 2002, we completed the purchase of 100% of the equity interest of Ellen Tracy, Inc. , a privately held fashion apparel company ("Ellen Tracy"). Ellen Tracy designs, wholesales and markets a wide range of women's sportswear under several trademarks, including ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY. Ellen Tracy products are sold in the "bridge" market (which is the market between the "better" and "designer" markets), predominantly through select specialty stores and upscale department stores throughout the United States and Canada. See Note 2 of Notes to Consolidated Financial Statements.

Business Segments
-----------------

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. In addition to these segments, we license to third parties the right to manufacture, market and sell at wholesale selected products bearing the Company's trademarks. Wholesale Apparel consists of businesses that design, manufacture and market to the Company's wholesale customers women's and men's apparel under various trademarks owned or licensed by the Company. Wholesale Non-Apparel consists of businesses that design, manufacture and market to our wholesale customers accessories, cosmetics and jewelry products under various trademarks owned or licensed by the Company. Retail consists of businesses that sell merchandise designed and manufactured by the Wholesale Apparel and Wholesale Non-Apparel segments to the public through Company-operated specialty retail and outlet stores, and concession stores where our products are sold in third-party owned locations. See Note 20 of Notes to Consolidated Financial Statements and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also segments its results on a geographic basis between Domestic (wholesale customers and Company retail operations comprised of specialty retail and outlet stores based in the United States) and International (wholesale customers and Company retail operations comprised of specialty retail and outlet stores and concession stores based outside of the United States).

     Wholesale  Apparel.  We  offer a  variety  of  women's  and  men's  apparel
     ------------------
products. Substantially all products in each sportswear collection are sold at retail as separate items.

     The LIZ CLAIBORNE business offers career and casual sportswear in misses and petite sizes under four of our trademarks: COLLECTION, which offers careerwear with desk-to-dinner versatility; LIZSPORT, which offers all-American sportswear, including twill products, for less formal work settings and casual occasions; LIZWEAR JEANS, which offers denim and denim-related sportswear, including twills and fashion coordinates; and LIZ & CO., our soft dressing concept, which offers versatile casual knitwear.

     The LIZ CLAIBORNE WOMAN business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under our LIZ CLAIBORNE WOMAN trademark.

     The MEXX business offers a wide range of men's, women's and children's fashion apparel and accessories for sale outside of the United States under several trademarks including MEXX, which offers men's and women's fashion sportswear, MEXXSPORT, which offers performance sportswear, and XX BY MEXX, which offers coordinated contemporary separates. See Note 2 of Notes to Consolidated Financial Statements for a discussion of our acquisition of MEXX.

     The Men's business offers men's business-casual wear and sportswear under our CLAIBORNE trademark; a line of moderate priced men's wear and dress shirts under our CRAZY HORSE trademark; and a line of moderate priced, fashion-forward men's apparel under our AXCESS/Men trademark. In 2002, we licensed to a third-party the right to design, manufacture and distribute a line of dress shirts under the CLAIBORNE trademark. See Note 3 of Notes to Consolidated Financial Statements.

     The DANA BUCHMAN business offers collections of products for the women's "bridge" market with elegant styling in distinctive fabrics, in misses, large and petite sizes under our DANA BUCHMAN trademark.

     The ELLEN TRACY business offers women's sportswear for the "bridge" market under our LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY trademarks. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Ellen Tracy, Inc.

     The Special Markets business offers women's updated career and casual clothing at moderate prices under the following Company trademarks: EMMA JAMES (related separates for the casual workplace sold in department stores nationally and in Japan); VILLAGER (relaxed separates for soft career and weekend dressing sold principally in Mervyn's and Kohl's department stores); FIRST ISSUE (casual career and everyday wear, sold principally in Sears department stores); RUSS (casual separates sold principally in Wal-Mart stores); and CRAZY HORSE (casual separates sold principally at J.C. Penney stores). In January 2002, we introduced and commenced shipping a line of fashion-forward women's apparel under the AXCESS trademark, which is currently sold at Mervyn's and Kohl's department stores. In January 2003, we commenced shipping a line of updated comfortable relaxed apparel under the J.H. COLLECTIBLES trademark (sold in department stores nationally) and a line of casual and business-casual apparel under the CRAZY HORSE COLLECTION trademark (sold principally at J.C. Penney stores). See "Competition; Certain Risks" below. We ceased offering products under our MEG ALLEN line in the third quarter of 2002.

     We hold the exclusive license to design, produce, market and sell men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale in the Western Hemisphere. We also hold the exclusive license to design, produce, market and sell a line of women's career and casual sportswear for the "better" market, under the CITY DKNY(R) trademark and logo for sale in the United States and Canada. See Note 3 of Notes to Consolidated Financial Statements.

     Our SIGRID OLSEN business, which we own by virtue of our ownership of 97.5% of Segrets, Inc. ("Segrets"), offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN COLLECTION, which offers sportswear with a contemporary influence, SIGRID OLSEN SPORT, which offers updated casual sportswear with a novelty inspiration, and SO BLUE BY SIGRID OLSEN, which offers contemporary casual sportswear with a jeanswear influence. See Note 2 of Notes to Consolidated Financial Statements for a discussion of our acquisition of Segrets, Inc.

     Our LUCKY BRAND business offers women's and men's denim-based sportswear under various LUCKY BRAND trademarks. See Note 2 of Notes to Consolidated
Financial Statements for a discussion of our acquisition of Lucky Brand Dungarees, Inc.

     We hold the exclusive license to manufacture, design, market and distribute, in North America, a "better" women's modern sportswear line under the KENNETH COLE NEW YORK label, a women's status denim and sportswear line under the REACTION KENNETH COLE label and a junior-sized apparel line under the UNLISTED label (which has not yet commenced shipping). See Note 3 of Notes to Consolidated Financial Statements. Effective December 2002, we terminated our license to manufacture, design, market and distribute socks and belts bearing the KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED labels.

     The LAUNDRY business offers women's modern sportswear and dresses under the LAUNDRY BY SHELLI SEGAL label, primarily to select department and specialty stores.

     Each of the above businesses presented four seasonal collections during 2002, except DANA BUCHMAN and ELLEN TRACY, which presented three collections, and LAUNDRY which presented five collections.

     Wholesale  Non-Apparel.  We  offer  a wide  variety  of  women's  accessory
     ----------------------
products and men's and women's cosmetic products through our non-apparel business.

     The Accessories business offers an array of handbags/small leather goods and fashion accessories under the LIZ CLAIBORNE, LUCKY BRAND (which commenced shipping in the fourth quarter of 2002), and SIGRID OLSEN (which commenced shipping in the first quarter of 2003) trademarks. We recently announced that we will offer a line of handbags/small leather goods under the ELLEN TRACY trademark commencing in the third quarter of 2003.

     The Special Markets Accessories business offers jewelry, handbags and fashion accessories under our AXCESS, CRAZY HORSE, FIRST ISSUE and VILLAGER trademarks.

     The Jewelry business offers a selection of jewelry under the LIZ CLAIBORNE, LUCKY BRAND, MONET, MONET 2, TRIFARI and MARVELLA trademarks. For information regarding the Company's acquisition of the MONET, MONET 2, TRIFARI and MARVELLA trademarks, see Note 2 of Notes to Consolidated Financial Statements. Additionally, we hold the license to manufacture, design, market and distribute women's jewelry bearing the KENNETH COLE NEW YORK and REACTION KENNETH COLE labels. See Note 3 of Notes to Consolidated Financial Statements.

     The offerings of our Accessories, Special Markets Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of our other product lines.

     Our cosmetics business offers fragrance and bath and body-care products under our CLAIBORNE FOR MEN, CLAIBORNE SPORT, CURVE (for women and men), LIZ CLAIBORNE, LIZSPORT, LUCKY YOU LUCKY BRAND (for women and men), MAMBO (for women and men), REALITIES and VIVID trademarks and fragrances, cosmetics and beauty products under the CANDIE'S trademark, which we license from Candie's, Inc. We commenced shipping a line of cosmetics (for women and men) under the BORA BORA trademark in the third quarter of 2002.

     Retail.  On February 20, 2003, we announced changes in our specialty retail
     ------
store strategy, which provide for the closing of all 22 of our LIZ CLAIBORNE brand specialty stores in the United States by the end of the second quarter of fiscal 2003. The Company intends to convert five of these stores to either a MEXX or SIGRID OLSEN retail format. The Company recorded a pre-tax restructuring charge of $7.1 million (net of the reversal of $2.8 million in over-accruals related to a prior restructuring charge) covering the costs associated with lease obligations, asset write-offs, severance and closing costs for these stores. See Note 13 of Consolidated Financial Statements. These closures will not affect the LIZ CLAIBORNE brand specialty retail and concessions operating outside of the United States nor any LIZ CLAIBORNE outlet stores.

     The Company also announced its intention to open approximately three MEXX stores and six SIGRID OLSEN specialty retail stores in the United States in 2003, five of which are expected to be conversions from existing LIZ CLAIBORNE locations. The purpose will be to gauge consumer response to both retail concepts. To this end, a separate specialty retail value chain is in place to ensure that product development, merchandising, sourcing, logistics, presentation and management are retail-specific. The first MEXX store in the United States is expected to be at 650 Fifth Avenue, New York City, the present location of the flagship LIZ CLAIBORNE specialty store. It is scheduled to open in early Fall 2003. The first SIGRID OLSEN store is scheduled to open in late Summer 2003 in the Boston area.

     Specialty Retail Stores. As of March 19, 2003, we operated a total of 214 specialty retail stores, comprised of 116 stores within the United States and 98 retail stores outside of the United States, primarily in Western Europe and Canada, under various Company trademarks. Our European LIZ CLAIBORNE flagship store, an approximately 3,000 square foot facility, is located on Regent Street in London, England.

     The following table sets forth information, as of March 19, 2003, with respect to our specialty retail stores:

  U.S. RETAIL SPECIALTY STORES
  ------------------------------------------------------------------------------
                                                    Approximate Average Store
   Specialty Store Format      Number of Stores       Size by Square Footage
  -------------------------- -------------------- ------------------------------
  LUCKY BRAND DUNGAREES               67                       2,400
  ELISABETH                           36                       3,200
  LIZ CLAIBORNE                        6                       7,500
  DANA BUCHMAN                         4                       5,500
  LAUNDRY BY SHELLI SEGAL              2                       1,500
  CLAIBORNE                            1                       3,100
  -------------------------- -------------------- ------------------------------

  FOREIGN RETAIL SPECIALTY STORES
  ------------------------------------------------------------------------------
                                                    Approximate Average Store
   Specialty Store Format      Number of Stores       Size by Square Footage
  -------------------------- -------------------- ------------------------------
  MEXX                                71                       3,600
  MEXX Canada                         26                       4,800
  LIZ CLAIBORNE                        1                       3,000
  -------------------------- -------------------- ------------------------------

     Outlet Stores. As of March 19, 2003, we operated a total of 249 outlet stores, comprised of 194 outlet stores within the United States and 55 outlet stores outside of the United States, primarily in Western Europe and Canada, under various Company owned and licensed trademarks.

     The following table sets forth information, as of March 19, 2003, with respect to our outlet stores:

  U.S. OUTLET STORES
  ------------------------------------------------------------------------------
                                                    Approximate Average Store
            Format             Number of Stores       Size by Square Footage
  -------------------------- -------------------- ------------------------------
  LIZ CLAIBORNE                      113                      11,000
  ELISABETH                           23                       3,500
  DKNY(R)JEANS                        18                       2,900
  ELLEN TRACY                         14                       3,900
  DANA BUCHMAN                        13                       2,200
  Special Brands                       6                       3,100
  CLAIBORNE                            4                       2,400
  LUCKY BRAND DUNGAREES                3                       3,000
  -------------------------- -------------------- ------------------------------

  FOREIGN OUTLET STORES:
  ------------------------------------------------------------------------------
                                                    Approximate Average Store
            Format             Number of Stores       Size by Square Footage
  -------------------------- -------------------- ------------------------------
  LIZ CLAIBORNE                       23                       2,000
  MEXX                                21                       2,900
  MEXX Canada                         11                       5,100
  -------------------------- -------------------- ------------------------------

     Concession Stores. We operate concession stores in select retail stores, under two formats: shop-in-shop stores (where the space is owned and operated by the department store in which the retail selling space is located, while we own the inventory) and high street concession stores (where the retail store is leased and operated by a third-party specialty retailer, while we own the inventory). As of March 19, 2003, the Company operated a total of 482 concession stores in Western Europe. We do not operate any concession stores in the United States.

     The following table sets forth information, as of March 19, 2003, with respect to our concession stores:

  FOREIGN CONCESSIONS:
  -------------------------- --------------------
   Concession Store Format    Number of Stores
  -------------------------- --------------------
  LIZ CLAIBORNE Apparel              165
  MEXX                               162
  MONET Jewelry                      155
  -------------------------- --------------------

     Licensing.  We license many of our brands to third-parties with specialized
     ---------
skills, thereby extending each licensed brand's market presence. We currently have twenty-seven license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2010. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. Revenues from our licensing operations are not included under our wholesale apparel or wholesale non-apparel segments, but are instead included as part of "Corporate/Eliminations," as reflected in Note 20 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to select aspects of our licensing business:

------------------------------------------------- ---------------------------------------------------------------
                    PRODUCTS                                                  BRANDS
------------------------------------------------- ---------------------------------------------------------------
Women's career, casual and sport shoes            LIZ CLAIBORNE,  CRAZY HORSE,  ELLEN TRACY,  FIRST ISSUE, LUCKY
                                                  BRAND, MEXX, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Dresses                                           LIZ CLAIBORNE, ELISABETH
------------------------------------------------- ---------------------------------------------------------------
Women's and Men's outerwear                       LIZ CLAIBORNE, CLAIBORNE, CRAZY HORSE, DANA BUCHMAN, ELISABETH
------------------------------------------------- ---------------------------------------------------------------
Cosmetics and Fragrances                          ELLEN TRACY, MEXX
------------------------------------------------- ---------------------------------------------------------------
Women's Legwear                                   ELLEN TRACY, LUCKY BRAND, MEXX
------------------------------------------------- ---------------------------------------------------------------
Leather apparel                                   LUCKY BRAND
------------------------------------------------- ---------------------------------------------------------------
Leather outerwear                                 ELLEN TRACY, LUCKY BRAND
------------------------------------------------- ---------------------------------------------------------------
Women's and Men's slippers                        LIZ CLAIBORNE, CLAIBORNE, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Women's swimwear                                  LIZ CLAIBORNE, CRAZY HORSE, LUCKY BRAND, MEXX, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Women's intimate apparel                          LIZ CLAIBORNE, LUCKY BRAND, MEXX
------------------------------------------------- ---------------------------------------------------------------
Optic Products                                    LIZ  CLAIBORNE,  CLAIBORNE,  CRAZY HORSE,  ELLEN TRACY,  FIRST
                                                  ISSUE, MEXX, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Women's and Men's sunglasses                      LIZ  CLAIBORNE,  CLAIBORNE,  CRAZY HORSE,  ELLEN TRACY,  LUCKY
                                                  BRAND, MEXX, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Women's Belts                                     ELLEN TRACY
------------------------------------------------- ---------------------------------------------------------------
Children's and Women's Jewelry                    MEXX
------------------------------------------------- ---------------------------------------------------------------
Men's accessories                                 CLAIBORNE, CRAZY HORSE, LUCKY BRAND
------------------------------------------------- ---------------------------------------------------------------
Men's pants                                       CLAIBORNE
------------------------------------------------- ---------------------------------------------------------------
Bed and Bath                                      LIZ CLAIBORNE, MEXX, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Men's dress shirts                                CLAIBORNE
------------------------------------------------- ---------------------------------------------------------------
Men's formalwear and accessories                  CLAIBORNE
------------------------------------------------- ---------------------------------------------------------------
Men's tailored clothing                           CLAIBORNE
------------------------------------------------- ---------------------------------------------------------------
Men's socks                                       CLAIBORNE, LUCKY BRAND, MEXX
------------------------------------------------- ---------------------------------------------------------------
Men's shoes                                       LUCKY BRAND, MEXX
------------------------------------------------- ---------------------------------------------------------------
Men's and Boy's neckwear                          CLAIBORNE, CRAZY HORSE
------------------------------------------------- ---------------------------------------------------------------
Women's neckwear                                  ELLEN TRACY
------------------------------------------------- ---------------------------------------------------------------
Tabletop Products                                 CRAZY HORSE, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Flooring                                          LIZ CLAIBORNE
------------------------------------------------- ---------------------------------------------------------------
Children's apparel                                LIZ CLAIBORNE, CLAIBORNE, LUCKY BRAND
------------------------------------------------- ---------------------------------------------------------------
Children's legwear and socks                      MEXX
------------------------------------------------- ---------------------------------------------------------------
Children's shoes                                  MEXX
------------------------------------------------- ---------------------------------------------------------------
Children's sunglasses                             MEXX
------------------------------------------------- ---------------------------------------------------------------
Children's swimwear                               MEXX
------------------------------------------------- ---------------------------------------------------------------
Women's sleepwear/loungewear                      LIZ CLAIBORNE, ELISABETH, LUCKY BRAND, VILLAGER
------------------------------------------------- ---------------------------------------------------------------
Men's sleepwear/loungewear                        CLAIBORNE, LUCKY BRAND
------------------------------------------------- ---------------------------------------------------------------
Women's, Men's and Children's Watches             MEXX
------------------------------------------------- ---------------------------------------------------------------
Furniture                                         MEXX
------------------------------------------------- ---------------------------------------------------------------

SALES AND MARKETING

     Our products are sold at over 26,000 points of sale worldwide. In 2002, sales in our domestic segment accounted for approximately 82% of our sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and other outlets.

     Internationally, our products are sold in over 100 markets. In 2002, sales in our international segment accounted for approximately 18% of our sales. In Western Europe, wholesale sales are made primarily to department stores and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, we operate an import wholesale business which sells our products primarily to department store chains and specialty stores, while retail sales are made through our own retail and outlet stores. In Japan, we have several licensing and distribution agreements to manufacture, distribute and operate dedicated department store shop-in-shops under the EMMA JAMES, DANA BUCHMAN and LUCKY BRAND trademarks. In other international markets, we operate principally through licenses with third parties which operate free-standing retail stores and dedicated department store shops. Our international accounts also purchase fragrances and related products through third-party distributors.

     Approximately 81% of 2002 wholesale sales (or 66% of total sales) were made to our 100 largest customers. Except for Dillard's Department Stores, Inc., which accounted for approximately 11% of 2002 and 2001 wholesale sales (or 9% of 2002 and 10% of 2001 total sales), no single customer accounted for more than 6% of our 2002 or 2001 wholesale sales (or 5% of 2002 and 2001 total sales). However, certain of our customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 2002 by Federated Department Stores, Inc. accounted for approximately 16% of 2002 and 17% of 2001 wholesale sales (or 13% of 2002 and 14% of 2001 total sales), and wholesale sales to the eight department store customers which were owned at year-end 2002 by The May
Department Stores Company accounted for approximately 12% of 2002 and 13% of 2001 wholesale sales (or 10% of 2002 and 11% of 2001 total sales). See Note 10 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company's department and specialty store customers are made primarily through our New York City showrooms.

     Orders from our customers generally precede the related shipping periods by several months. Our largest customers discuss with us retail trends and their plans regarding their anticipated levels of total purchases of our products for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products. We continually monitor retail sales in order to directly assess consumer response to our products.

     We have implemented in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery. See "Manufacturing" below. Many of our retail customers participate in our in-stock reorder programs through their own internal replenishment systems.

     During 2002, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. The LIZEDGE program services our LIZ CLAIBORNE apparel brands by training sales associates on suggested selling techniques, product, merchandise presentation and client development strategies. Our men's, accessories, jewelry, cosmetics, DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LUCKY BRAND JEANS, SIGRID OLSEN and licensed DKNY(R) Jeans, CITY DKNY(R), KENNETH COLE NEW YORK businesses have service and merchandising programs similar to LIZEDGE.

     In 2002, we further expanded our domestic in-store shop programs, designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. Currently, in-store shops operate under the following brand names: LIZ CLAIBORNE, CRAZY HORSE, DKNY(R) JEANS, CLAIBORNE, EMMA JAMES, KENNETH COLE NEW YORK, FIRST ISSUE, CITY DKNY(R), MEXX CANADA, SIGRID OLSEN, DANA BUCHMAN, LUCKY BRAND, LAUNDRY. Our accessories business also offers an in-store shop program.

     In 2002, we installed, in the aggregate, 971 in-store shops, and, in 2003, we plan to install, in the aggregate, approximately 600 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     We spent approximately $160 million on marketing for all of our brands in 2002, including approximately $44 million on national advertising, compared to approximately $155 million on marketing for all of our brands, including approximately $46 million spent on national advertising, in 2001.

     We maintain several consumer websites, including www.elisabeth.com, which offers ELISABETH branded apparel for sale directly to consumers; www.danabuchman.com, which provides information on DANA BUCHMAN branded apparel; www.ellentracy.com, which provides information on ELLEN TRACY branded apparel; www.lizclaiborne.com, which provides information regarding the Company, including information on our LIZ CLAIBORNE branded apparel and accessories products; www.luckybrandjeans.com, which provides information on LUCKY BRAND branded apparel and offers a selection of LUCKY BRAND apparel for sale directly to consumers; and www.sigridolsen.com, which provides information on SIGRID OLSEN branded apparel. In addition, in Germany, the MEXX business, pursuant to an arrangement with Otto Versand (GmbH & Co.), offers MEXX branded merchandise for sale directly through www.mexx.com and through exclusive mail-order catalogs.


MANUFACTURING

     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.

     Products produced in the Far East, the Caribbean and Central America represent a substantial portion of the Company's sales. We also source product in the United States and other regions. During 2002, several hundred suppliers manufactured our products. Our products are currently manufactured in 38 different countries, including China, Saipan, Hong Kong, Taiwan, the Dominican Republic, Sri Lanka, Indonesia and the Philippines. We continually seek additional suppliers throughout the world for our sourcing needs. Our largest supplier of finished products manufactured less than 6% of our purchases of finished products during 2002. In each of 2002, 2001 and 2000, our ten largest suppliers for each such year manufactured approximately 36% of our purchases of finished products for each such year. We expect that the percentage of production represented by our largest suppliers will remain at its current level for the next year in light of the Company's ongoing worldwide factory certification initiative, under which we allocate large portions of our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers which manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and consider our relations with such suppliers to be satisfactory.

     Most of our fabrics, trimmings and other raw materials are obtained in bulk from various foreign and domestic suppliers. Where we purchase completed product "packages" from our contractors, the contractor is responsible to purchase all necessary raw materials and other product components. Inasmuch as we intend to continue to move towards purchasing an increasing portion of our products as "packages," we have continued our development of a group of "approved suppliers" to supply raw materials and other product components to our contractors for use in "packages"; we anticipate continuing the practice of purchasing a substantial portion of our products as "packages" in 2003. We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

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

     We require all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include strict standards prohibiting the use of child labor, restricting working hours, requiring the payment of the greater of local minimum wage or the prevailing industry wage, as well as regarding working conditions generally. We have an ongoing program in place to monitor our suppliers' compliance with our Standards. In this regard, we regularly inspect our suppliers' factories. Should we learn of a supplier's failure to comply with our Standards, either as a result of an inspection or otherwise, we require that the supplier act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we reserve the right to terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association's program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions.


IMPORT AND IMPORT RESTRICTIONS

     Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. The majority of such agreements contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of merchandise that are not subject to specified limits under the terms of an agreement. These bilateral agreements have been negotiated under the framework of the MultiFiber Arrangement ("MFA"), which has been in effect since 1974. The United States, a participant in international negotiations known as the "Uruguay Round", ratified legislation enacting and implementing the various agreements of the Uruguay Round, effective January 1, 1995, including the Uruguay Round Agreement on Textiles and Clothing which requires World Trade Organization member countries to phase out textile and apparel quotas in three stages over a ten year period. In addition, it regulates trade in non-integrated textile and apparel quotas during the ten-year transition period. However, even with respect to integrated textile and apparel quota categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. United States legislation implementing the Uruguay Round also changed the rule of origin for many textiles and apparel products effective July 1, 1996, with certain minor exceptions. This change now determines country of origin based on "assembly" for most textile and apparel products. The Uruguay Round also incorporates modest duty reductions for textile and apparel products over a ten-year staging schedule. This will likely result in a modification of current patterns of international trade with respect to apparel and textiles.

     In addition, each of the countries in which our products are sold has laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which our products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, we maintain a program of intensive monitoring of import and quota-related developments. As we do not own quota, we must therefore work with our suppliers and vendors to secure the visas or licenses required to ship our products. We seek continually to minimize our potential exposure to import and quota-related risks through, among other measures, allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply. Textile and apparel quotas are currently scheduled to be eliminated as of January 1, 2005; such changes may significantly impact sourcing patterns.

     In light of the very substantial portion of our products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or the implementation of the scheduled elimination of quota, including the possibility of changes in sourcing patterns, could adversely affect our operations. See "Competition; Certain Risks" below.


DISTRIBUTION

     We distribute virtually all of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and The Netherlands. See "Properties" below.

BACKLOG

     At March 19, 2003, our order book reflected unfilled customer orders for approximately $1.02 billion of merchandise, as compared to approximately $803 million at March 20, 2002. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2003 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders, and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.


TRADEMARKS

     We own and/or use a variety of trademarks in connection with our businesses and products.

     The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

   AXCESS                      LUCKY BRAND BABY
   AXCESS/MEN                  LUCKY BRAND DUNGAREES
   BORA BORA                   LUCKY BRAND DUNGAREES OF AMERICA TOO TOUGH TO DIE
   CLAIBORNE                   LUCKY BRAND KIDS
   CLAIBORNE BOYS              LUCKYVILLE
   CLAIBORNE SPORT             LUCKY YOU LUCKY BRAND
   CRAZY HORSE                 MAMBO
   CURVE                       MARVELLA
   DANA BUCHMAN                MEXX
   DANA BUCHMAN WOMAN          MEXX KIDS
   COMPANY ELLEN TRACY         MEXX SPORT
   ELLEN TRACY                 MINI MEXX
   ELISABETH                   MONET
   EMMA JAMES                  MONET 2
   FIRST ISSUE                 REALITIES
   HOT PINK                    RUSS
   J.H. COLLECTIBLES           RUSS WOMAN
   LAUNDRY BY SHELLI SEGAL     SIGRID OLSEN
   LINDA ALLARD ELLEN TRACY    SIGRID OLSEN SPORT
   LIZ                         SIGRID OLSEN COLLECTION
   LIZ & CO.                   SIGRID OLSEN PETITES
   LIZ CLAIBORNE               SIGRID OLSEN WOMAN
   LIZ CLAIBORNE BABY          SO BLUE BY SIGRID OLSEN
   LIZ CLAIBORNE COLLECTION    TRIFARI
   LIZ CLAIBORNE KIDS          TRIPLE XXX DUNGAREES
   LIZ CLAIBORNE WOMAN         VILLAGER
   LIZGOLF                     VIVID
   LIZSPORT                    WOMEN'S WORK
   LIZWEAR JEANS               XX BY MEXX
   LUCKY BRAND

Licensed Trademarks

   CANDIE'S                    KENNETH COLE NEW YORK
   CITY DKNY(R)                REACTION KENNETH COLE
   DKNY(R) ACTIVE              UNLISTED
   DKNY(R) JEANS


     In addition, we own and/or use the LC logomark, our triangular logomark, our triangle within a triangle icon, the DANA BUCHMAN leaf design and LUCKY BRAND's four leaf clover design, pocket design and fly placement trademarks.

     We  have  registered  or  applied  for   registration  of  a  multitude  of
trademarks, including those referenced above, for use on apparel and apparel-related products, including accessories, cosmetics and jewelry in the United States as well as in numerous foreign territories. We also have a number of design patents. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.


COMPETITION; CERTAIN RISKS

     We believe that, based on sales, we are among the largest fashion apparel and related accessories companies operating in the United States. Although we are unaware of any comprehensive trade statistics, we believe, based on our knowledge of the market and available trade information, that measured by sales, we are one of the largest suppliers of "better" women's branded apparel in the United States. Our principal competitors in the United States within the "better" women's sportswear market include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation. The principal competitors of the MEXX business are Esprit, Benetton, Zara and Next.

     Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad.

Risks Associated with Competition and the Marketplace
-----------------------------------------------------

     Our ability to compete successfully within the marketplace depends on a variety of factors, including:
o The current challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments;
o Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographics;
o Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of our fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o Our ability, especially through our sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;
o The financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry;
o Risks associated with our dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers, risks relating to retailers' buying patterns and purchase commitments for apparel products in general and our products specifically;
o Our ability to respond to the strategic and operational initiatives of our largest customers, as well as to the introduction of new products or pricing changes by our competitors; and
o Our ability to obtain sufficient retail floor space and to effectively present products at retail.

Economic, Social and Political Factors
--------------------------------------

     Also impacting the Company and our operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in our relationships with our suppliers, manufacturers and employees;
o Work stoppages by any of our suppliers or service providers, such as, for example, the recent West Coast port workers lock-out;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries; and
o Risks related to our ability to establish, defend and protect our trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and the Entry into New Markets
-----------------------------------------------------------------

     As part of our growth strategy, we review from time to time the possible entry into new markets, either through acquisitions, internal development activities, or licensing. The entry into new markets (including the development and launch of new product categories and product lines), is accompanied by a variety of risks inherent in any such new business venture, including the following:
o Risks that the new market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses;
o Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies. In addition, new markets, product categories, product lines and businesses may involve buyers, store customers and/or competitors different from our historical buyers, customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for an acquired business will not be generated;
o Risks involving our ability to retain and appropriately motivate key personnel of the acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o    Risks  associated  with  unanticipated  events  and  unknown  or  uncertain liabilities;
o    Uncertainties   relating  to  our  ability  to  successfully  integrate  an acquisition, maintain product licenses, or successfully launch new products and lines; and
o With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within our control.


EMPLOYEES

     At December 28, 2002, we had approximately 12,000 full-time employees worldwide, as compared with approximately 10,400 full-time employees at December 29, 2001.

     In the United States and Canada, we are bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (UNITE), and agreements with various related locals. These agreements cover approximately 1,790 of our full-time employees, and expire on May 31, 2003 and thereafter. It is anticipated that the agreements expiring in 2003 will be renegotiated for an additional three year term. In addition, we are also currently bound by a Jobbers Agreement with UNITE which expires on May 31, 2003. Most of the UNITE-represented employees are employed in warehouse and distribution facilities we operate in California, New Jersey, Ohio, Pennsylvania and Rhode Island. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 158 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2005.

     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While relations with the union have historically been amicable, we cannot conclusively eliminate the risk of a labor dispute at one or more of our facilities during negotiations of our collective bargaining agreements with UNITE and its related locals. While we do not foresee the likelihood of a prolonged labor dispute, any substantial labor disruption could adversely affect our operations.


AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.lizclaiborneinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission's Internet website at www.sec.gov. The information contained on our website is not intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 2.  Properties.
         ----------

     Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail specialty, outlet and concession stores. We believe that our existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements. See Note 10 of Notes to Consolidated Financial Statements.

     Our principal executive offices and showrooms, as well as our sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 287,000 square feet under a master lease, which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. Most of our business segments use this facility. The following table sets forth information with respect to our other key properties:

-----------------------------------------------------------------------------------------------------------------
Key Properties:
-----------------------------------------------------------------------------------------------------------------
                                                                             Approximate
Location(1)                                     Primary Use                 Square Footage       Leased/Owned
----------------------------------- ------------------------------------- ------------------- -------------------
Santa Fe Springs, California        Apparel Distribution Center                 600,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Vernon, California                  Offices/Apparel Distribution Center         123,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Mississauga, Canada                 Offices/Apparel Distribution Center         183,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Dayton, New Jersey                  Non-Apparel Distribution Center             226,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Dayton, New Jersey                  Non-Apparel Distribution Center             179,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
North Bergen, New Jersey            Offices/Apparel Distribution Center         620,000             Owned
----------------------------------- ------------------------------------- ------------------- -------------------
North Bergen, New Jersey            Offices                                     300,000             Owned
----------------------------------- ------------------------------------- ------------------- -------------------
Secaucus, New Jersey                Apparel Distribution Center                 164,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Westchester, Ohio                   Apparel Distribution Center                 600,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Mt. Pocono, Pennsylvania(2)         Apparel Distribution Center                 150,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Mt. Pocono, Pennsylvania            Apparel Distribution Center               1,230,000             Owned
----------------------------------- ------------------------------------- ------------------- -------------------
Lincoln, Rhode Island               Non-Apparel Distribution Center             115,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------
Voorschoten, The Netherlands(3)     Offices/Apparel Distribution Center         295,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------

(1) We also lease showroom, warehouse and office space in various other domestic and international locations.
(2)  This facility is on an 80-acre site which we own.
(3)  This property is used solely by our MEXX business.

     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the Westchester, Ohio facility and the Lincoln, Rhode Island facility. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations:
Financial Position, Capital Resources and Liquidity"; and Note 10 of Notes to Consolidated Financial Statements for a discussion of this arrangement. During 2002, we closed our Montgomery, Alabama facility and are seeking to dispose of our interest therein. We are also seeking to sell our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture), which is currently sublet to a third-party.


Item 3.  Legal Proceedings.
         -----------------

     Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Notes 10 and 24 of Notes to Consolidated Financial Statement.

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

     The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to be held on March 22, 2003, to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. Under the terms of the Company's settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.
------------------------------------

     Information as to the executive officers of the Company, as of March 19, 2003, is set forth below:

  Name                   Age   Position(s)

  Paul R. Charron        60    Chairman of the Board and Chief Executive Officer

  Michael Scarpa         47    Senior Vice President and Chief Financial Officer

  Angela Ahrendts        42    Executive Vice President

  Lawrence D. McClure    54    Senior Vice President - Human Resources

  Trudy F. Sullivan      53    Executive Vice President

  Robert J. Zane         63    Senior Vice President - Manufacturing, Sourcing,
                               Distribution and Logistics

     Executive officers serve at the discretion of the Board of Directors.

     Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served in various executive capacities at VF Corporation, an apparel manufacturer, including Group Vice President and Executive Vice President, from 1988.

     Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President - Divisional Controller and in 1995 he was promoted to Vice President - Financial Planning and Operations. Effective July 2000, he became Vice President - Chief Financial Officer, and in July 2002 he became Senior Vice President-Chief Financial Officer.

     Ms. Ahrendts joined the Company in 1998 as Vice President - Corporate Merchandising and Design. In March 2001, Ms. Ahrendts was promoted to Senior Vice President Corporate Merchandising and Group President for Laundry by Shelli Segal, Lucky Brand Dungarees, the Company's Men's business and the licensed Kenneth Cole New York and DKNY(R) businesses, and became Executive Vice President in March, 2002. Prior to joining the Company, Ms. Ahrendts served as Executive Vice President of Henri Bendel, a division of the Limited, an apparel specialty store retailer, from 1996 to 1998.

     Mr. McClure joined the Company in 2000 as Senior Vice President - Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.

     Ms. Sullivan joined the Company in 2001 as Group President for the Company's Casual, Collection and Elisabeth businesses, and became Executive Vice President in March 2002. Prior to joining the Company, Ms. Sullivan was President of J. Crew Group, Inc., a vertical retail and catalog apparel company, from 1997 to 2001.

     Mr. Zane joined the Company in 1995 and served from 1995 to 2000 as Senior Vice President - Manufacturing and Sourcing. In 2000, Mr. Zane became Senior Vice President - Manufacturing, Sourcing, Distribution and Logistics. Prior to joining the Company, Mr. Zane owned and operated Medallion Tekstil, a private label manufacturing company he founded in 1989.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

MARKET INFORMATION

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

                    Calendar Period         High         Low
                    ---------------         ----         ---

                       2002:

                     1st Quarter           $30.31      $24.88
                     2nd Quarter            32.17       27.68
                     3rd Quarter            31.14       24.70
                     4th Quarter            32.65       24.22

                       2001:

                     1st Quarter           $25.45      $20.88
                     2nd Quarter            26.34       21.88
                     3rd Quarter            27.14       18.85
                     4th Quarter            25.84       18.63


RECORD HOLDERS

     On March 19, 2003, the closing sale price of the Company's Common Stock was $30.26. As of March 19, 2003, the approximate number of record holders of Common Stock was 6,545.

DIVIDENDS

     The Company has paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                    Calendar Period      Dividends Paid per Common Share
                    ---------------      -------------------------------

                       2002:

                     1st Quarter                    $0.05625
                     2nd Quarter                     0.05625
                     3rd Quarter                     0.05625
                     4th Quarter                     0.05625


                       2001:

                     1st Quarter                    $0.05625
                     2nd Quarter                     0.05625
                     3rd Quarter                     0.05625
                     4th Quarter                     0.05625

     The Company currently plans to continue paying quarterly cash dividends on its Common Stock. The amount of any such dividend will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     In December 1989, the Board of Directors first authorized the repurchase, as market and business conditions warranted, of the Company's Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 19, 2003, the Company had expended an aggregate of $1.457 billion of the $1.675 billion authorized under its stock repurchase program, covering approximately 84.8 million shares.


EQUITY COMPENSATION

     The following table summarizes information about The Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors Plan"); The Liz Claiborne, Inc. 1992 Stock Incentive Plan; The Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); and The Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan"), which together comprise all of our existing equity compensation plans, as of December 28, 2002. Our stockholders have approved all of these plans.

                                (a)                   (b)                     (c)


                             Number of                               Number of Securities
                          Securities to be                          Remaining Available for
                            Issued Upon        Weighted Average      Future Issuance Under
                            Exercise of        Exercise Price of      Equity Compensation
                            Outstanding           Outstanding          Plans (Excluding
                         Options, Warrants    Options, Warrants    Securities Reflected in
    Plan Category            and Rights           and Rights              Column (a))
    -------------            ----------           ----------              -----------
Equity Compensation
Plans Approved by
Stockholders......            8,720,732 (1)         $23.00            11,891,576 (2) (3)
----------------------- --------------------- -------------------- ------------------------
Equity Compensation
Plans Not Approved by
Stockholders......                    0                N/A                     0
----------------------- --------------------- -------------------- ------------------------
TOTAL.............            8,720,732             $23.00            11,891,576
----------------------- --------------------- -------------------- ------------------------
-----------------------

(1) Includes 13,375 shares of Common Stock issuable under the Outside Directors Plan pursuant to participants' elections thereunder to defer certain director compensation.

(2) Includes 367,678 shares representing the maximum number of shares of Common Stock issuable as of December 28, 2002 under the Outside Directors Plan. The maximum number of shares of Common Stock authorized for award under such Plan is not a fixed number but is determined by a formula which sets the maximum number at one-half of one percent (.50%) of the number of shares of stock issued and outstanding from time to time.

(3) In addition to options, warrants and rights, the 2000 Plan and the 2002 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock which may be issued; the sub-limits are set at 1,000,000 shares under the 2000 Plan and 1,800,000 shares under the 2002 Plan.

Item 6.   Selected Financial Data.
          -----------------------

     The following table sets forth certain information regarding the Company's operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

(All dollar amounts in thousands except per common share data)

                                      2002              2001             2000             1999             1998
                                      ----              ----             ----             ----             ----

Net Sales                           $3,717,503        $3,448,522       $3,104,141       $2,806,548       $2,535,268
Gross Profit                         1,619,635         1,427,250        1,233,872        1,097,582          997,102
Net Income                             231,165**         192,057**        184,595**        192,442          169,377**
Working capital                        612,191           638,281          535,811          483,967          695,757
Total assets                         2,296,318         1,951,255        1,512,159        1,411,801        1,392,791
Long term obligations                  377,838           402,345          284,219          131,085               --
Stockholders' equity                 1,286,361         1,056,161          834,285          902,169          981,110
Per common share data*:
   Basic earnings                         2.19**            1.85**           1.73**           1.56             1.29**
   Diluted earnings                       2.16**            1.83**           1.72**           1.56             1.29**
   Book value at year end                12.02             10.04             8.15             7.95             7.67
   Dividends paid                          .23               .23              .23              .23              .23
Weighted average common
shares outstanding**               105,592,062       103,993,824      106,813,198      123,046,930      131,005,704
Weighted average common
shares and share
equivalents outstanding*           107,195,872       105,051,035      107,494,886      123,439,182      131,693,552

* Adjusted for a two-for-one stock split of the Company's common stock, payable in the form of a 100% stock dividend to shareholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2002.

** Includes the after tax effect of a restructuring charge of $4,547 ($7,130 pre-tax) or $.04 per common share in 2002, a restructuring charge of $9,632 ($15,050 pre-tax) or $.09 per common share in 2001, restructuring charges of $13,466 ($21,041 pretax) or $.13 per common share and a special investment gain of $5,606 ($8,760 pretax or $.05 per common share in 2000 and a restructuring charge of $17,100 ($27,000 pretax) or $.13 per common share in 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


RESULTS OF OPERATIONS
---------------------

General
-------

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners; this segment includes our core LIZ CLAIBORNE businesses (career and casual, which includes COLLECTION, LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS, VILLAGER and J.H. COLLECTIBLES (to be launched in Spring 2003)), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY) businesses, as well as our licensed DKNY(R)JEANS, DKNY(R)ACTIVE, and CITY DKNY(R)businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET and TRIFARI labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 233 specialty retail stores, 250 outlet stores and 482 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN, ELLEN TRACY and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE specialty retail stores (see Note 13 of Notes to Consolidated Financial Statements).

     The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations" in Note 20 of Notes to Consolidated Financial Statements.

     As a result of our May 2001 acquisition of Mexx Group B.V. ("MEXX"), we also present our results on the following geographic basis:
o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     --------
     stores located in the United States; and
o    International:  wholesale customers and Company specialty retail and outlet
     -------------
     stores and concession stores located outside of the United States, primarily MEXX and MEXX Canada.

     All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 20 of Notes to Consolidated Financial Statements.

     In May 2001, we acquired 100% of the equity interest of MEXX, a privately held Netherlands based fashion apparel company, incorporated and existing under the laws of The Netherlands. MEXX designs and markets a wide range of mid-price, branded merchandise for women, men and children, targeting the 20-40 year old modern consumer. MEXX's products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, and the Middle East, with core markets in the Benelux and Germanic regions. Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the MEXX acquisition.

     MEXX's wholesale business, which accounted for approximately 68% and 71% of MEXX's total net sales for fiscal years 2002 and 2001, respectively, consists of sales to approximately 6,000 independent retail stores, 1,100 department store doors and 75 free standing MEXX franchise stores. MEXX's retail business, which accounted for approximately 32% and 29% of MEXX's total net sales in fiscal years 2002 and 2001, respectively, consists of 71 company owned and operated retail stores, 162 concession stores and 21 outlet stores. MEXX operates at a higher selling, general and administrative expenses ("SG&A") rate than the Company average due to the fact that MEXX operates a geographically diverse and relatively large retail business, which is generally more expensive to operate than a wholesale business. MEXX also has licensed a variety of its trademarks for use on a number of non-apparel items, including fragrances, shoes, handbags, costume jewelry and watches.

     In June 2002, we consummated an exclusive license agreement with Kellwood Company under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the CLAIBORNE label in North America commencing with the Spring 2003 selling season. The line, which is produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts, was previously produced and sold by the Company's CLAIBORNE division. Under the agreement, Kellwood is obligated to pay a royalty equal to a percentage of net sales of the CLAIBORNE products. The initial term of the license runs through December 31, 2005; the licensee has options to renew for two additional 3-year periods if certain sales thresholds are met.

     On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operates as a third party distributor in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the average exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment due at the end of the first quarter 2003 based on business performance in 2002, which is currently expected to be approximately 27 million Canadian dollars (or approximately $17 million based on the exchange rate in effect at December 28, 2002); and (c) a contingent payment equal to 28% of the equity value of MEXX Canada, to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected the payment will be in the range of 35 - 45 million Canadian dollars (or $22 - 29 million based on the exchange rate in effect at December 28, 2002). Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

     On September 30, 2002, we acquired 100 percent of the equity interest of Ellen Tracy, Inc. and related companies ("Ellen Tracy") for a purchase price of approximately $175.6 million, including the assumption of debt. Ellen Tracy, a privately held fashion apparel company, designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products at bridge price points which are somewhat higher than the Company's core better-priced businesses, predominantly to select specialty stores and upscale department stores. Brands include ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY. Ellen Tracy achieved net sales of approximately $171 million in 2001. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

2002 VS. 2001
-------------

     The following table sets forth our operating results for the year ended December 28, 2002 compared to the year ended December 29, 2001:

                                                Year ended                          Variance
                                     ------------------------------------------------------------------
                                        December 28,      December 29,
Dollars in millions                         2002              2001              $              %
-------------------------------------------------------------------------------------------------------

Net Sales                               $   3,717.5       $   3,448.5      $   269.0           7.8%

Gross Profit                                1,619.6           1,427.3          192.3          13.5%

Selling, general and
   administrative expenses                  1,222.6           1,080.5          142.1          13.2%

Restructuring charge                            7.1              15.1           (8.0)        (52.6)%

Operating Income                              389.9             331.7           58.2          17.5%

Other (expense) income-net                     (2.3)             (3.5)          (1.2)        (34.0)%

Interest (expense) income-net                 (25.1)            (28.1)          (3.0)        (10.6)%

Provision for income taxes                    131.3             108.0           23.3          21.5%

Net Income                              $     231.2       $     192.1           39.1          20.4%

Net Sales
---------
     Net sales for 2002 were $3.718 billion, an increase of $269 million, or 7.8%, over net sales for 2001. This overall increase was primarily due to a $229.8 million increase in sales of our European MEXX operation reflecting the inclusion of a full year of sales as well as growth, an aggregate of $63.6 million in increases resulting from the inclusion of our recently acquired ELLEN TRACY and MEXX Canada businesses, and gains in our Special Markets, LUCKY BRAND DUNGAREES, SIGRID OLSEN branded businesses and non-apparel Jewelry and Handbags businesses. These increases were offset primarily by planned decreases with respect to our core LIZ CLAIBORNE apparel business, in light of anticipated conservative buying patterns of our retail customers resulting from, among other things, the impact of September 11, 2001 on consumer spending in the first half of the year, as well as last year's higher sales levels reflecting the impact of our aggressive liquidation of excess inventories in the latter half of 2001. 2002 and 2001 net sales were not materially impacted by foreign currency fluctuations. Net Sales results for our business segments as well as a geographic breakout are provided below:

     Wholesale  Apparel net sales increased  $128.8 million,  or 5.1%, to $2.665
     ------------------
billion.
o    The increase principally reflected the following:
     - $145.8 million of additional net sales reflecting the inclusion of a full year's sales of MEXX (acquired in May 2001) as well as continued growth in MEXX's business;
     - The inclusion of an aggregate of $41.2 million of sales of our recently acquired ELLEN TRACY and MEXX Canada businesses.
o These increases were partially offset by a $102.9 million decrease in our core domestic LIZ CLAIBORNE businesses. Approximately half of this decrease reflected planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year, one-third of this decrease reflected reduced sales to our own retail stores and the remainder was due to last year's higher sales levels as a result of our aggressive liquidation of excess inventory in the latter half of 2001.
o The remainder of our Wholesale Apparel businesses experienced, in the aggregate, a net increase of approximately $44.7 million. This change resulted from sales increases in our Special Markets and SIGRID OLSEN businesses, due in each case to higher unit volume partially offset by lower average unit selling prices due to the inclusion of more lower-priced items in the product offerings; and in our LUCKY BRAND DUNGAREES and Men's DKNY(R)Jeans and Active businesses, due in each case to higher unit volume and higher average unit selling prices reflecting stronger demand. These increases were partially offset by decreases in our DANA BUCHMAN and Men's Sportswear and Furnishings businesses, reflecting overall planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year, as well as last year's aforementioned aggressive excess inventory liquidation.

     Wholesale Non-Apparel increased $15.5 million, or 3.1%, to $511.6 million.
     ---------------------
o The increase reflected a total gain of $19.7 million in our LIZ CLAIBORNE Jewelry and Handbags businesses, due in each case to higher unit volume.
o These increases were offset by decreases in our Cosmetics business, due to lower promotional sales, partially offset by year-over-year sales increases in our MAMBO fragrance (launched in August 2001) and the introduction of our BORA BORA fragrance in August 2002.

     Retail net sales increased $102.9 million, or 16.7%, to $718.6 million.
     ------
o    The increase principally reflected the following:
     - $84.0 million of sales increases in our MEXX stores, reflecting the inclusion of a full year's sales as well as the net addition of 7 new stores;
     - The inclusion of an aggregate of $22.4 million of sales from the addition of 37 new MEXX Canada stores (acquired in July 2002) and 15 new ELLEN TRACY Outlet stores (acquired in September 2002); and
     -    The addition of 14 new LUCKY BRAND DUNGAREES Specialty Retail stores.
o The above increases were partially offset by the following comparable store sales decreases due to a general decline in traffic and lower inventories at the store level resulting from conservative planning reflecting the challenging retail environment:
     -    Approximate 6% decline in our Outlet stores; and
     -    Approximate 7% decline in our Specialty Retail stores.

     International  net sales  increased  $263.0  million,  or 63.0% (to  $680.2
     -------------
million), due principally to a $229.8 million increase in MEXX sales, reflecting the inclusion of a full year's sales as well as growth in Europe in both MEXX's Wholesale and Retail operations, and, to a lesser extent, the inclusion of $23.8 million of sales from our recently acquired MEXX Canada business. Domestic net
                                                                    --------
sales increased $6.0 million, or 0.2% (to $3,037.3 million), due principally to the recent acquisition of ELLEN TRACY, partially offset by conservative planning in the domestic portion of our Wholesale Apparel segment.

Gross Profit
------------
     Gross profit dollars increased $192.3 million, or 13.5%, in 2002 over 2001. Gross profit as a percent of net sales increased to 43.6% in 2002 from 41.4% in 2001. The increase in gross profit rate reflected improved company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes), improved product performance at retail and continued lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The gross profit rate also benefited from a higher proportion of full-priced sales in our Jewelry, Handbags, Special Markets, LUCKY BRAND DUNGAREES Wholesale, LAUNDRY and Men's DKNY(R) Jeans and Active businesses, as well as the inclusion of a full year's results of MEXX, which runs at a higher gross margin rate than the Company average, reflecting its larger retail component. These increases were partially offset by lower gross margins in our Specialty Retail stores, Cosmetics, LIZ CLAIBORNE, Fashion Accessories, CLAIBORNE Men's and Women's DKNY(R) Jeans and Active and CITY DKNY(R) businesses and, in the fourth quarter, additional expenses related to the West Coast dock strike and slightly higher promotional activity at retail.

SG&A
----
     Selling, general and administrative expenses (SG&A) increased $142.1 million, or 13.2%, in 2002 over 2001. These expenses as a percent of net sales increased to 32.9% in 2002 from 31.3% in 2001. These SG&A dollar and rate increases were principally due to the inclusion of a full year of the results of MEXX, which has a relatively higher SG&A rate than the Company average due to the fact that MEXX operates a geographically diverse and relatively large retail business, which is generally more expensive to operate than a wholesale business. The increase also reflected the lower proportion of sales derived from our relatively lower-cost core LIZ CLAIBORNE businesses, as well as the opening of new LUCKY BRAND DUNGAREES Specialty Retail and Outlet stores. We also incurred higher SG&A costs and rates in our Women's DKNY(R) Jeans and Active and CITY DKNY(R) businesses as well as through the inclusion of the newly acquired MEXX Canada and ELLEN TRACY businesses, which each run at a higher SG&A rate than the Company average. The increase in SG&A was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of SFAS No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A costs and rates in our CLAIBORNE Men's, Special Markets, LAUNDRY and KENNETH COLE NEW YORK Women's businesses.

Restructuring Charge
--------------------
     We recorded a $7.1 million pretax ($4.5 million after tax) net restructuring charge in the fourth quarter of 2002. The charge covers costs associated with the closure of all twenty-two LIZ CLAIBORNE specialty retail stores. The determination to close the stores is intended to eliminate redundancy between this retail format and the wide department store base in which the Company's products are available. The $9.9 million charge includes costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million), offset by $2.8 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2001. The closure of these stores is expected to result in annual savings of approximately $3 million and will result in fewer than 100 jobs expected to be lost. We expect that these activities will be substantially complete by December 2003.

Operating Income
----------------
     As a result of the factors described above, operating income increased $58.2 million, or 17.5%, to $389.9 million in 2002 over 2001. Operating income as a percent of net sales increased to 10.5% in 2002 compared to 9.6% in 2001. Operating income by business segment as well as a geographic breakout is provided below:
o    Wholesale  Apparel  operating  profit  increased  $36.9  million  to $326.7
     ------------------
     million (12.3% of net sales) in 2002 compared to $289.8 million (11.4% of net sales) in 2001. Our domestic LIZ CLAIBORNE business produced increased profits despite lower sales and gross margins primarily due to expense management and cost reduction initiatives. Operating income also benefitted from a higher proportion of sales in our Special Markets and SIGRID OLSEN businesses, partially offset by reduced profits in our Women's DKNY(R) Jeans and Active and CITY DKNY(R) and CLAIBORNE Men's businesses.
o    Wholesale  Non-Apparel  operating  profit  increased  $0.9 million to $47.1
     ----------------------
     million (9.2% of net sales) in 2002 compared to $46.2 million (9.3% of net sales) in 2001, principally due to increases in our Jewelry business, partially offset by reduced profit dollars in our Cosmetics business.
o    Retail  operating  profit  decreased $1.5 million to $67.8 million (9.4% of
     ------
     net sales) in 2002 compared to $69.3 million (11.3% of net sales) in 2001, principally reflecting reduced comparable store sales and increased operating expenses from the additional store base in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Stores, as well as operating losses in our LIZ CLAIBORNE and ELISABETH Specialty Stores, partially offset by the inclusion of a full year's profits from the MEXX Retail stores.
o    Domestic  operating profit increased by $45.7 million,  or 15.7%, to $336.1
     --------
     million, due to the gross profit improvements discussed above. International operating profit increased $12.5 million, or 30.2% (to $53.8
     -------------
     million) due to the inclusion of profits from our recently acquired MEXX and MEXX Canada businesses.

Net Other Expense
-----------------
     Net other expense in fiscal 2002 was $2.3 million, principally comprised of $3.8 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income, primarily comprised of net foreign exchange gains, compared to $3.5 million in 2001, comprised of $3.6 million of minority interest expense, partially offset by other non-operating income.

Net Interest Expense
--------------------
     Net interest expense in fiscal 2002 was $25.1 million, principally comprised of interest expense on the Eurobond offering incurred to finance our acquisition of MEXX, compared to $28.1 million in 2001, representing interest expense on commercial paper borrowings, incurred to finance our strategic initiatives including costs associated with our acquisitions and capital expenditures, and the Eurobond offering.

Provision for Income Taxes
--------------------------
     Our tax provision for 2002 was $131.3 million, or 36.2% of pretax income, as compared to $108.0 million, or 36.0% of pretax income in 2001. The higher rate resulted primarily from increased taxes associated with foreign operations.

Net Income
----------
     Net income increased in 2002 to $231.2 million from $192.1 million in 2001 and increased as a percent of net sales to 6.2% in 2002 from 5.6% in 2001, due to the factors described above. Diluted earnings per common share increased
18.0% to $2.16 in 2002 from $1.83 in 2001. Our average diluted shares outstanding increased by 2.1 million shares in 2002, to 107.2 million, as a result of the exercise of stock options and the effect of dilutive securities.

2001 VS. 2000
-------------

     The following table sets forth our operating results for the year ended December 29, 2001 compared to the year ended December 30, 2000:

                                                Year ended                          Variance
                                     ------------------------------------------------------------------
                                        December 28,      December 29,
Dollars in millions                         2002              2001              $              %
-------------------------------------------------------------------------------------------------------

Net Sales                               $   3,448.5       $   3,104.1      $   344.4          11.1%

Gross Profit                                1,427.3           1,233.9          193.4          15.7%

Selling, general and
   administrative expenses                  1,080.5             909.1          171.4          18.8%

Restructuring charge                           15.1              21.1           (6.0)        (28.5)%

Operating Income                              331.7             303.7           28.0           9.2%

Other (expense) income-net                     (3.5)              6.6          (10.1)       (152.7)%

Interest (expense) income-net                 (28.1)            (21.9)          (6.2)         28.3%

Provision for income taxes                    108.0             103.8            4.2           4.0%

Net Income                                    192.1             184.6            7.5           4.0%

Net Sales
---------
     Our net sales for 2001 were $3.45 billion, an increase of 11.1%, compared to $3.10 billion in 2000. Our net sales for 2001 and 2000 were not materially impacted by foreign currency fluctuations. Net Sales results for our business segments are provided below:

     Wholesale  Apparel net sales increased  $162.1 million,  or 6.8%, to $2.536
     ------------------
billion.
o    The increase primarily reflected the inclusion of the following:
     -    $205.1 million resulting from the inclusion of sales of MEXX;
     - $39.9 million increase in our licensed Women's DKNY(R) Jeans and Active and CITY DKNY(R) businesses due primarily to the inclusion of sales of our licensed CITY DKNY(R) business (launched in January
          2001);
o These increases were partially offset by a $118.9 million sales decline in our core domestic LIZ CLAIBORNE businesses due to the adverse affect of the events of September 11, 2001 and planned decreases resulting from conservative buying patterns of our retailer customers.
o The remainder of our Wholesale Apparel businesses, in aggregate, experienced a net increase of approximately $36.0 million, reflecting sales increases in our LUCKY BRAND DUNGAREES business, due to higher unit volume reflecting stronger demand, and in our SIGRID OLSEN business, due to higher average unit selling prices partially offset by lower unit volume reflecting the inclusion of more higher-priced items in the product mix. These increases were partially offset by a decrease in our LAUNDRY business, reflecting overall planned unit decreases in light of anticipated conservative buying patterns of our retailer customers.

     Wholesale  Non-Apparel  net sales  increased  $73.1 million,  or 17.3%,  to
     ----------------------
$496.1 million.
o    The increase was primarily due to the following sales increases:
     - $51.1 million in our Jewelry business, due to the inclusion of a full year of sales from our MONET business acquired in July 2000; and
     - $20.5 million in our Cosmetics business, due primarily to the launch of our MAMBO fragrance in August 2001.
o The remainder of the increase was due to a slight sales increase in our Handbags business, principally reflecting higher unit volume, partially offset by a decline in our Fashion Accessories business due to lower unit volume.

     Retail net sales increased $129.2 million, or 26.5%, to $615.7 million.
     ------
o The increase in net sales of our Retail segment principally reflected the following:
     - The inclusion of $77.4 million of sales from our recently acquired MEXX stores, including 18 Outlet stores, 35 high street concession stores and 110 concession shop-in-shop stores;

     - 15 new domestic Outlet stores on a period-to-period basis (we ended the year with 211 total Outlet stores including the 18 MEXX Outlet stores); and

     - The addition of 25 new LUCKY BRAND DUNGAREES Specialty Retail stores on a period-to-period basis (we ended the year with a total of 197 Specialty Retail stores), coupled with an approximate 4% comparable store sales increase in our LUCKY BRAND DUNGAREES Specialty Retail stores.
o These increases were partially offset by the following comparable store sales decreases:
     -    A decline in our Outlet stores of approximately 1%; and
     - A decline in the balance of our Specialty Retail stores of approximately 1%.

     International  net sales increased by $298.0 million,  or 250.0%, to $417.2
     -------------
million, due primarily to the inclusion of $282.5 million of sales of our recently acquired MEXX business and, to a lesser extent, an increase of $12.1 million resulting from the inclusion of a full year of sales of our MONET business (acquired in July 2000). Domestic net sales increased by $46.4 million, or 1.6%, to $3.031 billion. The increase in Domestic net sales was primarily due
                                            --------
to increases in our Wholesale Non-Apparel segment, resulting from the inclusion of a full year's sales from our MONET business, and our Retail segment, due to the aforementioned additional store base, partially offset by a slight decrease in our Wholesale Apparel segment.

Gross Profit
------------
     Gross profit dollars increased $193.4 million, or 15.7%, in 2001 over 2000. Gross profit as a percent of sales increased to 41.4% in 2001 from 39.7% in 2000 due to the increased proportion of our relatively higher-margin Wholesale Non-Apparel segment, primarily due to the inclusion of a full year's sales from our MONET business and the launch of our MAMBO fragrance, as well as the increased proportion of our relatively higher-margin Retail segment, driven by the inclusion of the MEXX stores and the opening of additional stores in other formats. The increase in the gross profit rate also reflected significantly lower unit sourcing costs as a result of the continued consolidation and optimization of our worldwide supplier base, combined with the continued improvement in the matching of our production orders with our customer orders through the use of systems implemented in late 1999 and revamped business processes. The Company also benefited from the inclusion of MEXX, which runs at a relatively higher gross margin rate than the Company average, and higher margins realized in our DKNY(R) JEANS Women's, DANA BUCHMAN and SIGRID OLSEN businesses. These increases were partially offset by lower gross margins in our LIZ CLAIBORNE and CRAZY HORSE Men's businesses, due, in each case, primarily to the liquidation of excess inventories.

SG&A
----
     SG&A increased $171.4 million, or 18.8%, in 2001 over 2000. These expenses as a percent of net sales increased to 31.3% in 2001 from 29.3% in 2000, principally reflecting the increased proportion of sales of our relatively higher cost Wholesale Non-Apparel segment, which experienced higher marketing costs in our Cosmetics business associated with the launch of our MAMBO brand and relatively higher SG&A rates in our recently acquired MONET business. Dollar and percentage increases in SG&A also reflect our recently acquired MEXX business, which runs at a relatively higher SG&A rate than the Company average. Additionally, we experienced increases in our Retail segment due to the opening of new stores and the inclusion of our recently acquired MEXX stores. Lower sales in our relatively lower-cost LIZ CLAIBORNE businesses also contributed to the increase. Additionally, the Company incurred higher compensation expenses as a result of the vesting of certain incentive equity instruments previously granted under the Company's stock incentive plan, as well as goodwill amortization generated by our recent acquisitions.

Restructuring Charge
--------------------
     In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of our brands which requires positioning in different locations and the elimination of our large "world" store concept, and five Outlet stores, due to the elimination of two of our branded store formats; $3.5 million for the closure of four of our divisional offices; $3.3 million associated with the strategic closure of two specific facilities; and $7.6 million in severance related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The 2001 restructuring charge reduced net income by $9.6 million (after tax),  or $0.09  per  common  share.  The  Company  anticipates  annual  savings associated with this restructuring to be between $15-$18 million. These restructuring activities are substantially complete through December 2002. In September 2000, we recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores in formats that no longer fit into our retail strategy, the closure of one of our recently acquired divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's restructuring liability originally recorded in December 1998. In December 2000, we recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge were contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. The 2000 restructuring charges reduced net income by $13.5 million, or $0.13 per common share. The Company anticipates annual savings associated with the 2000 restructuring charges to be between $13-$16 million.

Operating Income
----------------
     Operating income increased $28.0 million, or 9.2%, to $331.7 million in 2001 compared to 2000, and decreased to 9.6% of sales in 2001 from 9.8% in 2000.
o    Wholesale Apparel operating profit increased $2.8 million to $289.8 million
     -----------------
     (11.4% of sales) in 2001 compared to $287.0 million (12.1% of sales) in 2000, principally reflecting increased profits in our DKNY(R) JEANS Women's, DANA BUCHMAN, SIGRID OLSEN and Special Markets businesses and the inclusion of the income from our recently acquired MEXX business, partially offset by reduced sales and gross margins in our core domestic LIZ CLAIBORNE and LAUNDRY businesses.
o    Wholesale  Non-Apparel  operating  income  increased $12.6 million to $46.2
     ----------------------
     million (9.3% of sales) in 2001 compared to $33.6 million (7.9% of sales) in 2000, primarily due to the inclusion of a full year of profits from our MONET business and, to a lesser extent, the launch of our MAMBO fragrance and increases in our Handbags business, partially offset by a reduction in our Fashion Accessories business.
o    Retail  operating  income increased $6.5 million to $69.3 million (11.3% of
     ------
     sales) in 2001 compared to $62.8 million (12.9% of sales) in 2000, principally reflecting the inclusion of the Retail stores of our recently acquired MEXX business, increases in our Specialty Retail stores due to higher gross margins overall, and 25 new LUCKY BRAND DUNGAREES stores on a period-to-period basis, partially offset by higher operating expenses in our Outlet store business.
o    International operating income increased $32.9 million, or 391.6%, to $41.4
     -------------
     million primarily due to the inclusion of our recently acquired MEXX business. Domestic operating income decreased $4.9 million, or 1.7%, to
                --------
     $290.4 million primarily due to a decrease in our Wholesale Apparel segment.

Net Other Expense
-----------------
     Net other expense in 2001 was $3.5 million, comprised of $3.6 million of minority interest and partially offset by other non-operating income, compared to net other income of $6.6 million in 2000. Other income in 2000 included a special investment gain of $8.8 million related to our sale of marketable equity securities, net of associated expenses, partially offset by $2.2 million of minority interest expense and other non-operating expenses.

Net Interest Expense
--------------------
     Net interest expense in 2001 was $28.1 million compared to $21.9 million in 2000. This increase of $6.2 million represents the incremental interest cost on the debt incurred to finance our strategic initiatives including costs associated with our recently acquired businesses, capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures.

Provision for Income Taxes
--------------------------
     The 2001 effective income tax rate remained unchanged from 2000 at 36.0%.

Net Income
----------
     Due to the factors described above, net income increased $7.5 million in 2001 to $192.1 million from $184.6 million and declined as a percent of net sales to 5.6% in 2001 from 5.9% in 2000. Diluted earnings per share ("EPS") (adjusted for a two-for-one stock split in the form of a one hundred percent stock dividend paid on January 16, 2002 to shareholders of record as of December 31, 2001 (the "stock dividend")), was $1.83 in 2001 compared to $1.72 in 2000, reflecting higher net income and a lower number of average outstanding common shares and share equivalents in 2001. Our average diluted shares outstanding declined by 2.4 million in 2001 on a period-to-period basis, to 105.1 million, as a result of our stock repurchase program. We purchased 155,000 shares during 2001 for $2.9 million and 12.3 million shares during 2000 for $247.7 million.


FORWARD OUTLOOK
---------------

     The economic and retail environments continue to be uncertain and challenging. Many larger issues impact consumer confidence and propensity to spend. These include significant geopolitical issues which remain unresolved, volatility in the capital markets and an economy which, despite showing signs of growth, continues to struggle. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. Looking forward, for fiscal 2003, we are optimistic that we can achieve a sales increase of 9 - 11% and EPS for fiscal 2003 in the range of $2.47 - $2.52 including EPS accretion in fiscal 2003 of $0.05 - $0.07 resulting from the Ellen Tracy acquisition. For the first quarter of fiscal 2003, current visibility indicates that we forecast a sales increase of 14 - 16% and EPS in the range of $0.56 - $0.58. For the second quarter, we are forecasting sales gains of 9% - 12% and EPS in the range of $0.39 - $0.41. The above estimates do not reflect any anticipated impact of acquisitions that are not accounted for at the time of filing. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. In 2002 and 2001, we also required cash to fund our acquisition program. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, securities on hand, our commercial paper program and bank lines of credit; in 2001, we issued Euro-denominated bonds (the "Eurobonds") to fund our acquisition of MEXX.

     We anticipate that cash flows from our operations, commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements, including the contingent payments described below, and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of the Company's products, which may impact the Company's financial performance, maintenance of the Company's investment grade credit rating, as well as interest rate and exchange rate fluctuations.

2002 vs. 2001
-------------
     We ended 2002 with $276.3 million in cash and marketable securities, compared to $160.6 million at December 29, 2001, and with $399.7 million of debt outstanding compared to $387.3 million. This $103.3 million improvement in our debt net of cash position over the last twelve months is primarily attributable to the differences in working capital due to the factors discussed below, partially offset by the approximately $206.3 million in purchase price payments connected with our acquisitions of ELLEN TRACY and MEXX Canada.

     Accounts receivable increased $8.3 million, or 2.3%, at December 28, 2002 compared to December 29, 2001 due to the assumption of the accounts receivable of our recently acquired ELLEN TRACY and MEXX Canada businesses, which accounted for approximately 85% of the increase.

     Inventories decreased $26.8 million, or 5.5%, at the end of 2002 compared to the end of 2001. These decreases reflect conservative planning and improved processes and procedures implemented during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses, as well as supply and demand balancing aided by technology. Our average inventory turnover rate increased to 4.7 times for the year ended December 28, 2002 from 4.0 times for the 12-month period ended December 29, 2001.

     Borrowings under our commercial paper and revolving credit facilities peaked at $114.9 million during 2002; at December 28, 2002, borrowings under these facilities were $12.6 million.

     Net cash provided by operating activities was $421.8 million during 2002, compared to $329.2 million in 2001. This $92.6 million change in cash flow was primarily due to $86.0 million of cash provided by working capital in 2002 compared to a $4.8 million use of cash in 2001, driven primarily by year-over-year changes in the accounts receivable, accrued expense, accounts payable and inventory balances, as well as the increase in net income of $39.1 million from 2001.

     Net cash used in investing activities was $306.8 million in fiscal 2002, compared to $384.7 million in fiscal 2001. The 2002 net cash used primarily reflected capital and in-store merchandise shop expenditures of $88.9 million and $206.3 million for the purchase of MEXX Canada and ELLEN TRACY; 2001 net cash used primarily reflected $274.1 million in connection with the acquisition of our MEXX business, along with capital and in-store merchandise shop expenditures of $107.0 million.

     Net cash used in financing activities was $39.2 million in fiscal 2002, compared to $131.1 million provided by financing activities in fiscal 2001. The $170.3 million year over year decrease primarily reflected the issuance of $309.6 million of Eurobonds in 2001 to finance the May 2001 acquisition of MEXX and a decrease of $6.6 million in net proceeds from the exercise of stock options, partially offset by the assumption of $17.2 million of short term debt in 2002 and a $126.3 million year-over-year decrease in the repayment of the commercial paper program.

2001 vs. 2000
-------------
     We ended 2001 with $160.6 million in cash and marketable securities, compared to $54.6 million at the end of 2000, and $387.3 million of debt compared to $269.2 million of debt outstanding at the end of 2000. This $12.1 million change in our cash and debt position over the last twelve months is primarily attributable to our expenditure of $274.1 million, net of cash acquired, for purchase price payments in connection with the acquisitions of MEXX and MONET, $107.0 million for capital expenditures (primarily related to the technological upgrading of our distribution facilities and information systems) and in-store merchandise shop expenditures and $2.9 million for the repurchase of common stock, offset by $309.6 million in proceeds from the Eurobonds. Our borrowings under the commercial paper program peaked at $449.7 million during the year; at December 29, 2001, our borrowings under the program were $77.7 million.

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

     Inventories increased $8.1 million, or 1.7%, at year end 2001 compared to 2000 primarily due to our recently acquired MEXX business. Excluding the inventories of MEXX, our inventories were down 11.7%. The majority of this decrease was driven by improved processes and procedures put in place during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses. Our average inventory turnover rate decreased to 4.0 times (4.1 times excluding MEXX) in 2001 from 4.3 times in 2000. The Company continued to take a conservative approach to inventory management in 2002.

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

Commitments and Capital Expenditures
------------------------------------
     The Company expects that it will make additional payments in 2003 of approximately $25 million and $17 million in connection with the acquisitions of LUCKY BRAND DUNGAREES and MEXX Canada, respectively (see Note 2 of Notes to Consolidated Financial Statements).

     The Company may also be required to make additional payments in 2004 in connection with its acquisitions of our MEXX, LUCKY BRAND DUNGAREES and MEXX Canada businesses (see Note 2 of Notes to Consolidated Financial Statements). These payments primarily result from contingent payment and other provisions contained in the terms of the acquisitions. Management estimates these payments if required to be made in 2004 would fall in the range of $140 - 150 million for MEXX, $32 - 45 million for LUCKY BRAND DUNGAREES, and $22 - 29 million for MEXX Canada. These payments will be made in either cash or shares of the Company's common stock.

     Our  anticipated  capital  expenditures  for 2003  approximate $95 million.
These expenditures consist primarily of in-store merchandise shops, the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores. Capital expenditures and working capital cash needs are expected to be financed with net cash provided by operating activities and our revolving credit, commercial paper program, trade letter of credit and other credit facilities.

     The following table summarizes as of December 28, 2002 the Company's contractual cash obligations by future period (see Notes 2, 3, 10 and 11 of Notes to Consolidated Financial Statements):

                                                                   Payments due by period
                                           ------------------------------------------------------------------------
Contractual cash obligations                 Less than                                    After
(In thousands)                                 1 year       1-3 years     4-5 years      5 years        Total
-------------------------------------------------------------------------------------------------------------------
Operating leases                              $ 112,526      $ 193,525     $ 159,033     $ 295,708     $ 760,792
Inventory Purchase commitments                  594,024             --            --            --       594,024
Eurobonds                                            --             --       365,161            --       365,161
Guaranteed minimum licensing royalties           19,764         43,812        27,000        68,000       158,576
Revolving credit facility                        12,564             --            --            --        12,564
Short-term borrowings                            16,358             --            --            --        16,358
Synthetic lease                                   3,028          7,241        65,431            --        75,700
Additional acquisition purchase price
   payments                                      42,214        224,000            --            --       266,214
Other obligations                                 5,631             --            --            --         5,631

Financing Arrangements
----------------------
     On May 22, 2001, the Company entered into a 350 million Euro (or $302.9 million based on the exchange rate in effect on such date) 180-day unsecured credit facility (the "Bridge Loan") from Citicorp North America, Inc. and Chase Manhattan Bank. The Bridge Loan had two borrowing options, an "Alternative Base Rate" option and a Eurodollar rate option, each as defined in the Bridge Loan. The proceeds of the Bridge Loan were primarily used to finance the Company's acquisition of MEXX on May 23, 2001 (see Note 2 of Notes to Consolidated Financial Statements).

     On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 2 of Notes to Consolidated Financial Statements).

     On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility included a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which were scheduled to mature in November 2002 and November 2003, respectively, received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and were used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. The Agreement had two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating.

     On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 28, 2002, the Company had no commercial paper outstanding and $12.6 million of borrowings denominated in Euro at an interest rate of 3.6%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

     As of December 28, 2002, the Company had lines of credit aggregating $469 million, which were primarily available to cover trade letters of credit. At December 28, 2002 and December 29, 2001 the Company had outstanding trade letters of credit of $291 million and $228 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory.

     As of December 28, 2002, MEXX had short-term credit facilities available of approximately 40.0 million Euros (or $41.8 million based on the exchange rate in effect on such date), of which 15.7 million Euros (or $16.4 million based on the exchange rate in effect on such date) was outstanding.

     As of December 29, 2001, the Company had lines of credit aggregating $410 million, which were primarily available to cover trade letters of credit. At December 29, 2001 and December 30, 2000, the Company had outstanding letters of credit of $228 million and $271 million, respectively, primarily to collateralize the Company's obligations to third parties for the purchase of inventory.

Off-Balance Sheet Arrangements
------------------------------
     On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

Hedging Activities
------------------
     At December 28, 2002, the Company had entered into various Euro currency collars with a net notional amount of $80.0 million with maturity dates from January 2003 through December 2003 with values ranging between 0.9800 and 1.1000 U.S. dollar per Euro as compared to $55 million at December 29, 2001. At December 28, 2002, the Company had forward contracts maturing through December 2003 to sell 58.5 million Euros. The notional value of the foreign exchange forward contracts was approximately $61.0 million at December 28, 2002, as compared with approximately $34.6 million at December 29, 2001. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately ($5.2) million at December 28, 2002 and approximately $400,000 at December 29, 2001.

     In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that will begin in January 2003 and terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive loss since these swaps are designated as cash flow hedges. The ineffective portion of these swaps will be recognized in earnings.

     Amounts in Accumulated other comprehensive loss are reclassified to current-period earnings when the hedged transaction affects earnings.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable - trade, inventories, goodwill and other intangibles, accrued expenses and derivative instruments. In applying such policies management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition
-------------------
     Revenue within our wholesale operations is recognized at the time title passes and when merchandise has been shipped from the Company's distribution centers or contractors. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized at the time of sale to consumers. Retail revenues are recorded net of returns. Licensing revenues are accrued at the contractually guaranteed minimum levels.

Accounts Receivable - Trade, Net
--------------------------------
     In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of historic recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Inventories, Net
----------------
     Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Goodwill And Other Intangibles
------------------------------
     In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 142 effective December 30, 2001. Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Intangibles amounted to $226.6 million in 2002 and $95.0 million in 2001, net of accumulated amortization of $52.2 million as of December 28, 2002 and $46.3 million as of December 29, 2001.

     The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 28, 2002, there are no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
----------------
     Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding
Company obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements.

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------
     As of December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The impact on the Company's financial condition, results of operations and cash flows, upon the adoption of these pronouncements, was immaterial.

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

     Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

Inflation
---------
     The rate of inflation over the past few years has not had a significant impact on our sales or profitability.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective December 30, 2001.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 upon its effective date.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 effective December 29, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 28, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure provisions of FIN 45 in its December 28, 2002 financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN 46 in 2003. The Company does not believe the counterparty to the synthetic lease is a variable entity. Therefore, the Company does not believe that FIN 46 will have a material impact on its financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 2003, or any other future period, including those herein under the heading "Future Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

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

Economic, Social and Political Factors
--------------------------------------
     Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees;
o Work stoppages by any Company suppliers or service providers, such as, for example, the recent West Coast port workers lock-out;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our commercial paper borrowings and revolving loans under our credit facility. These loans bear interest at rates which vary with changes in prevailing market rates.

     We do not speculate on the future direction of interest rates. As of December 28, 2002 and December 29, 2001 our exposure to changing market rates was as follows:

Dollars in millions          December 28, 2002     December 29, 2001
----------------------------------------------------------------------
Variable rate debt                 $34.6                 $77.7
Average interest rate               3.8%                  3.1%

     A ten percent change in the average rate would have resulted in a $0.2 million change in interest expense during 2002.

     We finance our capital needs through available cash and marketable securities, operating cash flow, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of December 28, 2002, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our recent Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

     The acquisition of MEXX, which transacts business in foreign currencies, has increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.

     At December 28, 2002 and December 29, 2001, the Company had outstanding foreign currency collars with net notional amounts aggregating to $80.0 million and $55.0 million, respectively. The Company had forward contracts aggregating to $61.0 million at December 28, 2002 and $34.6 million at December 29, 2001. Unrealized (losses) gains for outstanding foreign currency options and foreign exchange forward contracts were approximately ($5.2) million at December 28, 2002 and approximately $400,000 at December 29, 2001. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $9.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $12.2 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. The Company does not hedge all transactions denominated in foreign currency.

     The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 28, 2002:

                                          U.S. Dollar         Contract           Unrealized
Currency in thousands                        Amount              Rate            Gain (Loss)
-------------------------------------------------------------------------------------------------
Forward Contracts:
   Euros                                     $61,000       0.9360 to 0.9800        $(5,304)

Average Rate Collar Contracts:
   Euros                                     $80,000       0.9800 to 1.1000           $ 88

     The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 29, 2001:

                                           U.S. Dollar        British Pound          Contract           Unrealized
Currency in thousands                         Amount         Sterling Amount           Rate            Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------
Forward Contracts:
   Canadian dollars                          $ 4,421                                    0.6316             $ 22
   British pound sterling                        700                                    1.4005              (24)
   Euros                                      26,033                                    0.9099              752
   Euros                                                      (pound) 2,400             0.6206              (71)

Average Rate Collar Contracts:
   Euros                                     $55,000                              0.8582 to 0.9378       $ (290)

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     See  the  "Index  to  Consolidated   Financial  Statements  and  Schedules"
appearing at the end of this Annual Report on Form 10-K.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     With respect to Executive Officers of the Company, see Part I of this Annual Report on Form 10-K.

     Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2003 Proxy Statement").


Item 11.  Executive Compensation.
          ----------------------

     Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2003 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2003 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the Company's 2003 Proxy Statement.


Item 14. Controls and Procedures.
         -----------------------

     Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)       1. Financial Statements.                                PAGE REFERENCE
                                                                  2002 FORM 10-K
                                                                  --------------

MANAGEMENT'S REPORT AND
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2 to F-4

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
     December 28, 2002 and December 29, 2001                      F-5

    Consolidated Statements of Income for the
    Three Fiscal Years Ended December 28, 2002                    F-6

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended December 28, 2002   F-7 to F-8

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended December 28, 2002                    F-9

    Notes to Consolidated Financial Statements                    F-10 to F-36


          2. Schedules.


SCHEDULE II - Valuation and Qualifying Accounts                   F-37


        NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

          3. Exhibits.

Exhibit
No.            Description
-------        -----------

2(a)         - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

4(c)         - Agency Agreement between Liz Claiborne,  Inc., Citibank, N.A. and
               Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant's Form 10-Q for the period ended June 30, 2001).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
-------        -----------

10(c)(iv)+   - Amendment  No. 7 to the  Savings  Plan  (incorporated  herein  by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(c)(v)+    - Amendment  No. 8 to the  Savings  Plan  (incorporated  herein  by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the "1997 Annual Report"]).

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

10(i)+*      - Description  of  Liz  Claiborne,   Inc.  2002  Salaried  Employee
               Incentive Bonus Plan.


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

10(j)(iv)    - Fourth  Amendment to Lease,  effective as of July 1, 2000, to the
               1441  Lease  (incorporated   herein  by  reference  from  Exhibit
               10(j)(iv) to the 2002 Annual Report).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
-------        -----------

10(s)+       - Amended  and  Restated  Liz Claiborne ss.162(m)  Cash  Bonus Plan
               (incorporated herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+       - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(t)(i)+    - Trust  Agreement  dated  as  of  January  1,  2002,  between  Liz
               Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

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

10(u)(iii)+  - Amendment  to  the  Accumulation  Plan,  dated  January  3,  2002
               (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(u)(iv)+   - Change  of  Control  Agreement,  between  Registrant  and Paul R.
               Charron (incorporated herein by reference from Exhibit (v)(iii) to the 2000 Annual Report).

10(v)+*      - Change of Control  Agreement,  between  Registrant  and Angela J.
               Ahrendts.

10(w)+*      - Change of  Control  Agreement,  between  Registrant  and Trudy F.
               Sullivan.

10(x)        - Three Year Revolving  Credit  Agreement,  dated as of October 21,
               2002,among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(i) to Registrant's October 21, 2002 Quarterly Report on Form 10-Q for the period ended September 28, 2002 [the "3rd Quarter 2002 10-Q"]).

10(y)        - 364-Day Revolving Credit Agreement, dated as of October 21, 2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(ii) to the 3rd Quarter 2002 10-Q).

10(z)+       - Liz Claiborne,  Inc. 2000 Stock  Incentive Plan (the "2000 Plan")
               (incorporated   herein  by   reference   from   Exhibit  4(e)  to
               Registrant's Form S-8 dated as of January 25, 2001.)

10(z)(i)+    - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(z)(ii)    - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"] ).

10(z)(iii)   - Form or Restricted Key Associates  Performance  Shares  Agreement
               under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*  Filed herewith.

Exhibit
No.            Description
-------        -----------

10(aa)+      - Liz Claiborne,  Inc. 2002 Stock  Incentive Plan (the "2002 Plan")
               (incorporated herein by reference from Exhibit 10(y)(i) to Registrant's Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).

10(aa)(i)+   - Amendment  No.  1  to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(aa)(ii)+  - Form  of   Option   Grant   Certificate   under   the  2002  Plan
               (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

21*          - List of Registrant's Subsidiaries.

23*          - Consent of Independent Public Accountants.

99*          - Undertakings.

99.1*        - Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*        - Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       - Reports on Form 8-K.

               On September 30, 2002, the Company filed a current report on Form
               8-K  pursuant  to  Item  5  thereof,   reporting   the  Company's
               acquisition of Ellen Tracy, Inc.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*  Filed herewith.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

                               LIZ CLAIBORNE, INC.

By:  /s/  Michael Scarpa                 By: /s/ Elaine H. Goodell
     ----------------------------            -----------------------------
     Michael Scarpa,                         Elaine H. Goodell,
     Senior Vice President and               Vice President-Corporate Controller
     Chief Financial Officer                 and Chief Accounting Officer
     (principal financial officer)           (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 26, 2003.

Signature                                Title

/s/ Paul R. Charron                      Chairman of the Board, Chief Executive
------------------------------------     Officer and Director
Paul R. Charron                          (principal executive officer)

/s/ Bernard W. Aronson                   Director
------------------------------------
Bernard W. Aronson

/s/ Raul J. Fernandez                    Director
------------------------------------
Raul J. Fernandez

/s/ J. James Gordon                      Director
------------------------------------
J. James Gordon

/s/ Nancy J. Karch                       Director
------------------------------------
Nancy J. Karch

/s/ Kenneth P. Kopelman                  Director
------------------------------------
Kenneth P. Kopelman

/s/ Kay Koplovitz                        Director
------------------------------------
Kay Koplovitz

/s/ Arthur C. Martinez                   Director
------------------------------------
Arthur C. Martinez

/s/ Oliver R. Sockwell                   Director
------------------------------------
Oliver R. Sockwell

/s/ Paul E. Tierney, Jr.                 Director
------------------------------------
Paul E. Tierney, Jr.

                               LIZ CLAIBORNE, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Paul R. Charron, certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Paul R. Charron
--------------------
Paul R. Charron
Chairman of the Board and Chief Executive Officer

CERTIFICATION
-------------

I, Michael Scarpa, certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Michael Scarpa
--------------------
Michael Scarpa
Senior Vice President, Chief Financial Officer

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                  Page
                                                                  Number
                                                                  ------

MANAGEMENT'S REPORT AND
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2 to F-4

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
    December 28, 2002 and December 29, 2001                       F-5

    Consolidated Statements of Income for the
    Three Fiscal Years Ended December 28, 2002                    F-6

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended December 28, 2002   F-7 to F-8

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended December 28, 2002                    F-9

    Notes to Consolidated Financial Statements                    F-10 to F-36


SCHEDULE II - Valuation and Qualifying Accounts                   F-37


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

The independent public accountants have audited our consolidated financial statements as described in their report. In the course of their audits, the independent public accountants have developed an overall understanding of the Company's accounting and financial controls and have conducted other tests as they considered necessary to support their opinion on the financial statements. The independent public accountants report their findings and recommendations to management and the Audit Committee of the Board of Directors. Control procedures are implemented or revised as appropriate to respond to these recommendations. There have not been any material control weaknesses brought to the attention of management or the Audit Committee during the periods covered by the reports of the independent public accountants. However, in as much as the independent public accountants' audits consisted of selected tests of control policies and procedures and did not cover the entire system of internal control, they would not necessarily disclose all weaknesses which might exist.

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





/s/ Paul R. Charron                      /s/ Michael Scarpa
------------------------------------     -----------------------------------
Paul R. Charron                          Michael Scarpa
Chairman of the Board                    Senior Vice President and
and Chief Executive Officer              Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Liz Claiborne, Inc.:

     We have audited the accompanying consolidated balance sheet of Liz Claiborne, Inc. and subsidiaries (the "Company") as of December 28, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 28, 2002, listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The Company's financial statements and financial statement schedules as of December 29, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 19, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules for the year ended December 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other tangible assets to conform to Statement of Financial Accounting Standards No. 142.


/s/ Deloitte & Touche LLP
New York, New York
February 19, 2003

Reports of Independent Public Accountants

The  following  report is a copy of a previously  issued  Report of  Independent
Public Accountants. This report relates to prior years financial statements. This report has not been reissued by Arthur Andersen LLP.


To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results its operations and its cash flows for each of the three fiscal years ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP
New York, New York
February 19, 2002

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

All amounts in thousands except share data                             December 28, 2002         December 29, 2001
------------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets:
     Cash and cash equivalents                                              $   239,524               $   127,635
     Marketable securities                                                       36,808                    32,993
     Accounts receivable - trade, net                                           370,468                   362,189
     Inventories, net                                                           461,154                   487,923
     Deferred income taxes                                                       45,877                    37,386
     Other current assets                                                        49,340                    40,399
                                                                            -----------               -----------
       Total current assets                                                   1,203,171                 1,088,525
   Property and Equipment - Net                                                 378,303                   352,001
   Goodwill - Net                                                               478,869                   404,654
   Intangibles - Net                                                            226,577                    95,037
   Other Assets                                                                   9,398                    11,038
                                                                            -----------               -----------
                                                                            $ 2,296,318               $ 1,951,255
                                                                            ===========               ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
     Short term borrowings                                                  $    21,989               $        --
     Accounts payable                                                           252,993                   236,906
     Accrued expenses                                                           289,757                   199,772
     Income taxes payable                                                        26,241                    13,566
                                                                            -----------               -----------
       Total current liabilities                                                590,980                   450,244
   Long-Term Debt                                                               377,725                   387,345
   Other Non-Current Liabilities                                                    113                    15,000
   Deferred Income Taxes                                                         33,709                    37,314
   Commitments and Contingencies (Note 10)
   Minority Interest                                                              7,430                     5,191
   Stockholders' Equity:
     Preferred stock, $.01 par value, authorized shares -
       50,000,000, issued shares - none                                              --                        --
     Common stock, $1 par value, authorized shares - 250,000,000,
       issued shares - 176,437,234                                              176,437                   176,437
     Capital in excess of par value                                              95,708                    89,266
     Retained earnings                                                        2,283,692                 2,077,737
     Unearned compensation expense                                              (10,185)                  (16,704)
     Accumulated other comprehensive loss                                       (28,317)                   (5,346)
                                                                            -----------               -----------
                                                                              2,517,335                 2,321,390
     Common stock in treasury, at cost - 69,401,831 shares in
       2002 and 71,212,310 shares in 2001                                    (1,230,974)               (1,265,229)
                                                                            -----------               -----------
         Total stockholders' equity                                           1,286,361                 1,056,161
                                                                            -----------               -----------
Total Liabilities and Stockholders' Equity                                  $ 2,296,318               $ 1,951,255
                                                                            ===========               ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

                                                                                           Fiscal Years Ended
                                                                    ----------------------------------------------------------------
All dollar amounts in thousands except per common share data          December 28, 2002     December 29, 2001     December 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                $ 3,717,503           $ 3,448,522           $ 3,104,141
   Cost of goods sold                                                      2,097,868             2,021,272             1,870,269
                                                                         -----------           -----------           -----------
Gross Profit                                                               1,619,635             1,427,250             1,233,872
   Selling, general & administrative expenses                              1,222,617             1,080,483               909,142
   Restructuring charge                                                        7,130                15,050                21,041
                                                                         -----------           -----------           -----------
Operating Income                                                             389,888               331,717               303,689
   Other (expense) income - net                                               (2,318)               (3,511)                6,658
   Interest expense - net                                                    (25,124)              (28,117)              (21,917)
                                                                         -----------           -----------           -----------
Income Before Provision for Income Taxes                                     362,446               300,089               288,430
   Provision for income taxes                                                131,281               108,032               103,835
                                                                         -----------           -----------           -----------
Net Income                                                               $   231,165           $   192,057           $   184,595
                                                                         ===========           ===========           ===========


Net Income per Common Share:
   Basic                                                                 $      2.19           $      1.85           $      1.73
                                                                         ===========           ===========           ===========

   Diluted                                                               $      2.16           $      1.83           $      1.72
                                                                         ===========           ===========           ===========

Dividends Paid per Common Share                                          $       .23           $       .23           $       .23
                                                                         ===========           ===========           ===========





The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

                                                                            Accumula-
                                        COMMON STOCK     Capital            ted Other               TREASURY SHARES
                                     ------------------ in Excess          Comprehen-  Unearned  -----------------------
                                     Number of           of Par   Retained  sive In-    Compen-   Number of
All dollar amounts in thousands        Shares    Amount   Value   Earnings come (Loss)  sation     Shares      Amount      Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1  2000            176,437,234 $176,437 $80,257 $1,748,599  $(3,263) $ (9,097) 62,997,154  $(1,090,764) $  902,169

Net income                                   --       --      --    184,595       --        --          --           --     184,595
Other comprehensive income (loss),
  net of tax:
Translation adjustment                       --       --      --         --   (3,625)       --          --           --      (3,625)
Adjustment to unrealized (losses)
  on available for sale securities           --       --      --         --     (768)       --          --           --        (768)
                                                                                                                         ----------
Total comprehensive income                                                                                                  180,202
Exercise of stock options and
  related tax benefits                       --       --   3,551     (4,517)      --        --  (1,318,188)      23,718      22,752
Cash dividends declared                      --       --      --    (24,027)      --        --          --           --     (24,027)
Purchase of common stock                     --       --      --         --       --        --  12,310,610     (247,670)   (247,670)
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --       --      --       (142)      --     1,462      29,224         (461)        859
                                    ----------- -------- ------- ----------  -------  --------  ----------  -----------  ----------

BALANCE, DECEMBER 30, 2000          176,437,234 $176,437 $83,808 $1,904,508  $(7,656)   (7,635) 74,018,800  $(1,315,177) $  834,285

Net income                                   --               --    192,057       --        --          --           --     192,057
Other comprehensive income (loss),
 net of tax:
Translation adjustment                       --       --      --         --    4,928        --          --           --       4,928
Gains (losses) on cash flow hedging                                                         --
  derivatives                                --       --      --         --     (250)                   --           --        (250)
Adjustment to unrealized (losses)                                                        --
  on available for sale securities           --       --      --         --   (2,368)                   --           --      (2,368)
                                                                                                                         ----------
Total comprehensive income                                                                                                  194,367
Exercise of stock options and
  related tax benefits                       --       --   5,458         --       --        --  (2,363,076)      38,561      44,019
Cash dividends declared                      --       --      --    (23,317)      --        --          --           --     (23,317)
Purchase of common stock                     --       --      --         --       --        --     155,000       (2,854)     (2,854)
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --       --      --      4,489       --    (9,069)   (598,414)      14,241       9,661
                                    ----------- -------- ------- ----------  -------  --------  ----------  -----------  ----------

BALANCE, DECEMBER 29, 2001          176,437,234 $176,437 $89,266 $2,077,737  $(5,346) $(16,704) 71,212,310  $(1,265,229) $1,056,161
                                    =========== ======== ======= ==========  =======  ========  ==========  ===========  ==========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

                                                                            Accumula-
                                        COMMON STOCK     Capital            ted Other               TREASURY SHARES
                                     ------------------ in Excess          Comprehen-  Unearned  -----------------------
                                     Number of           of Par   Retained  sive In-    Compen-   Number of
All dollar amounts in thousands        Shares    Amount   Value   Earnings come (Loss)  sation     Shares      Amount      Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 2001          176,437,234 $176,437 $89,266 $2,077,737 $ (5,346) $(16,704) 71,212,310  $(1,265,229) $1,056,161

Net income                                   --       --      --    231,165       --        --          --           --     231,165
Other comprehensive income (loss),
  net of tax:
Translation adjustment                       --       --      --         --   19,496)       --          --           --     (19,496)
Gains (losses) on cash flow hedging
  derivatives                                --       --      --         --   (5,859)       --          --           --      (5,859)
Adjustment to unrealized (losses)
  on available for sale securities           --       --      --         --    2,384        --          --           --       2,384
                                                                                                                         ----------
Total comprehensive income                                                                                                  208,194
Exercise of stock options and
  related tax benefits                       --       --   6,258     (1,211)      --        --  (1,784,524)      33,781      38,828
Cash dividends declared                      --       --      --    (23,802)      --        --          --           --     (23,802)
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --       --     184       (197)      --     6,519     (25,955)         474       6,980
                                    ----------- -------- ------- ---------- --------  --------  ----------  -----------  ----------

BALANCE, DECEMBER 28, 2002          176,437,234 $176,437 $95,708 $2,283,692 $(28,317) $(10,185) 69,401,831  $(1,230,974) $1,286,361
                                    =========== ======== ======= ========== ========  ========  ==========  ===========  ==========











The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

                                                                                             Fiscal Years Ended
                                                                        ------------------------------------------------------------
All dollar amounts in thousands                                           December 28, 2002   December 29, 2001  December 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                  $   231,165         $   192,057        $   184,595
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  96,395             101,491             77,033
     Deferred income taxes                                                          (9,209)             11,925              8,418
     Non cash portion of restructuring charge                                        3,266              15,050             21,041
     Other-net                                                                      14,210              13,442              4,410
   Changes in current assets and liabilities, exclusive of acquisitions:
     (Increase) decrease in accounts receivable - trade, net                        (1,126)            (44,957)            29,245
     Decrease (increase) in inventories                                             49,120              37,535            (46,408)
     (Increase) decrease in other current assets                                   (10,636)             10,813             16,811
     Increase in accounts payable                                                   10,606              13,249              9,834
     Increase (decrease) in accrued expenses                                        24,976             (23,335)           (37,428)
     Increase in income taxes payable                                               13,066               1,943                414
                                                                               -----------         -----------        -----------
       Net cash provided by operating activities                                   421,833             329,213            267,965
                                                                               -----------         -----------        -----------

Cash Flows from Investing Activities:
   Purchases of investment instruments                                                 (90)                (83)           (14,654)
   Disposals of investment instruments                                                  --                  --             14,573
   Purchases of property and equipment                                             (80,020)            (82,236)           (66,711)
   Purchases of trademarks and licenses                                                 --                  --             (3,683)
   Payments for acquisitions, net of cash acquired                                (206,264)           (274,142)           (55,178)
   Payments for in-store merchandise shops                                          (8,851)            (24,718)           (21,381)
   Other-net                                                                       (11,573)             (3,496)              (496)
                                                                               -----------         -----------        -----------
     Net cash used in investing activities                                        (306,798)           (384,675)          (147,530)
                                                                               -----------         -----------        -----------

Cash Flows from Financing Activities:
   Short term borrowings                                                            17,199                  --                 --
   Proceeds from Eurobond issue                                                         --             309,619                 --
   Commercial paper - net                                                          (65,162)           (191,492)           153,134
   Proceeds from exercise of common stock options                                   32,570              39,193             19,201
   Dividends paid                                                                  (23,802)            (23,317)           (24,027)
   Purchase of common stock, net of put warrant premiums                                --              (2,854)          (247,670)
                                                                               -----------         -----------        -----------
     Net cash (used in) provided by financing activities                           (39,195)            131,149            (99,362)
                                                                               -----------         -----------        -----------
Effect of Exchange Rate Changes on Cash                                             36,049               4,928             (3,625)
                                                                               -----------         -----------        -----------

Net Change in Cash and Cash Equivalents                                            111,889              80,615             17,448
Cash and Cash Equivalents at Beginning of Year                                     127,635              47,020             29,572
                                                                               -----------         -----------        -----------
Cash and Cash Equivalents at End of Year                                       $   239,524         $   127,635        $    47,020
                                                                               ===========         ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

NATURE OF OPERATIONS
--------------------
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances.

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Therefore, actual results could differ from those estimates. It is possible such changes could occur in the near term.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable - trade, inventories, goodwill and other intangibles, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition
-------------------
Revenue within the Company's wholesale operations is recognized at the time title passes and merchandise has been shipped from the Company's distribution centers or contractors. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized at the time of sale to consumers. Retail revenues are recorded net of returns. Licensing revenues are accrued at the contractually guaranteed minimum levels.

Accounts Receivable - Trade, Net
--------------------------------
In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Inventories, Net
----------------
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is valued based on historical sales trends for this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

category of inventory of the Company's individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Goodwill And Other Intangibles
------------------------------
In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 142 effective December 30, 2001. Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 28, 2002, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
----------------
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements.

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

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in probable future cash flows associated with inventory purchases and sales collections from transactions associated primarily with the Company's European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, effective changes in fair value are included in Accumulated other comprehensive income
(loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified to current-period earnings when the hedged transaction affects earnings.

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

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

OTHER SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The fair value of cash and cash equivalents, receivables and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

Cash And Cash Equivalents
-------------------------
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Marketable Securities
---------------------
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities held for sale are included in Accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale.

Property And Equipment
----------------------
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

Foreign Currency Translation
----------------------------
Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

Cost of Goods Sold
------------------
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs and provisions for shrinkage.

Advertising, Promotion and Marketing
------------------------------------
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs under which the Company, at its discretion, agrees to share costs, under negotiated contracts, of customers' advertising and promotional expenditures, are expensed when the related revenues are recognized. Advertising and promotion expenses were $119.8 million in 2002, $115.2 million in 2001 and $116.9 million in 2000. Marketing expenses, including in-store and other Company-sponsored activities, were $41.9 million in 2002, $40.5 million in 2001 and $36.5 million in 2000.

Shipping and handling costs
---------------------------
Shipping and handling costs are included as a component of Selling, General & Administrative Expenses in the Consolidated Statements of Income. In fiscal years 2002, 2001 and 2000 shipping and handling costs approximated $177.4 million, $170.4 million and $153.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

Stock-based compensation
------------------------
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                            Fiscal Year Ended
In thousands except for                  --------------------------------------------------------
per share data                           December 28, 2002  December 29, 2001  December 30, 2000
-------------------------------------------------------------------------------------------------
Net income:
   As reported                                 $   231,165       $   192,057        $   184,595
   Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards*, net of tax                        16,786            13,336              9,314
                                               -----------       -----------        -----------
   Pro forma                                   $   214,379       $   178,721        $   175,281
                                               ===========       ===========        ===========
Basic earnings per share:
   As reported                                       $2.19             $1.85              $1.73
   Pro forma                                         $2.03             $1.72              $1.64
Diluted earnings per share:
   As reported                                       $2.16             $1.83              $1.72
   Pro forma                                         $2.02             $1.72              $1.64

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0.8%, 0.9% and 1.1%, expected volatility of 39%, 46% and 40%, risk free interest rates of 2.7%, 4.4% and 5.0%, and expected lives of five years for all periods.

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2002, 2001 and 2000 fiscal years each reflected a 52-week period.

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On January 29, 2003, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on March 17, 2003 to stockholders of record at the close of business on February 24, 2003. As of December 28, 2002, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 2: ACQUISITIONS
        ------------

On September 30, 2002, the Company acquired 100 percent of the equity interest of Ellen Tracy, Inc., a privately held fashion apparel company, and its related companies (collectively, "Ellen Tracy") for a cash purchase price of approximately $175.6 million, including the assumption of debt. Ellen Tracy designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at "bridge" price points which are somewhat higher than the Company's core better-priced businesses. Brands include Ellen Tracy, Linda Allard Ellen Tracy and Company Ellen Tracy. Ellen Tracy achieved net sales of approximately $171 million in 2001. The fair market value of assets acquired was $90.4 million (including $60.3 million of trademarks) and liabilities assumed were $44.1 million resulting in goodwill of approximately $129.3 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operates as a third party distributor (both at wholesale and through its own retail operations) in Canada for the Company's Mexx business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment to be made at the end of the first quarter 2003 based on business performance in 2002, currently expected to be approximately 27 million Canadian dollars (or $17 million based on the exchange rate as of December 28, 2002); and (c) a contingent payment equal to 28% of the equity value of Mexx Canada to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment will be in the range of approximately 35 - 45 million Canadian dollars (or $22 - 29 million based on the exchange rate as of December 28, 2002). The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment equal to 28% of the equity value of Mexx to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment would be in the range of approximately 134 - 144 million Euros (or $140 - 150 million based on the exchange rate as of December 28, 2002). Mexx designs and markets a wide range of merchandise for women, men and children under the Mexx brand name. Mexx products are sold via wholesale and retail formats in more than 40 countries in Europe, the Asia-Pacific region, and the Middle East. The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets acquired was $199.7 million. The purchase price includes an adjustment for transaction fees associated with the acquisition and the expenses associated with the closure of certain under-performing retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. The fair market value of assets acquired was $179.2 million and liabilities assumed were $91.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The following unaudited pro forma information assumes the Mexx acquisition had occurred on January 2, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 2, 2000, nor is it indicative of the Company's future results.

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                        December 28,  December 29,  December 30,
Dollars in thousands                        2002          2001          2000
except per share data                      Actual      Pro forma     Pro forma
--------------------------------------------------------------------------------
Net sales                                $3,717,503    $3,591,273    $3,456,863
Net income                                  231,165       180,297       177,063

Basic earnings per share                      $2.19         $1.73         $1.66
Diluted earnings per share                    $2.16         $1.72         $1.65

The above pro forma amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and income tax effect based upon a pro forma effective tax rate of 36% in 2001 and 2000. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

On July 26, 2000, the Company acquired the majority of the assets of the Monet Group ("Monet") for a total purchase price of $40.2 million. Monet is a leading designer and marketer of branded fashion jewelry sold through department stores, popular priced merchandisers and internationally under the Monet, Monet Pearl, Monet Signature, Monet2, Trifari and Marvella brands. Excess purchase price over fair market value of the underlying net assets was allocated to goodwill and property based on estimates of fair values. The fair value of assets acquired was $46.4 million and liabilities assumed were $16.0 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million, and a payment to be made on March 31, 2003 of approximately $25 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. Commencing in June 2004, the Company may elect to, or be required to, purchase the remaining equity interest of Lucky Brand at an amount equal to its then fair market value, or under certain circumstances at a 20% premium on such value. The Company estimates this payment would be in the range of approximately $32 - $45 million if the purchase occurred in 2004. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On February 12, 1999, the Company acquired 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen women's apparel lines. In the fourth quarter of 1999, the Company purchased an approximately 3.0 percent additional equity interest. In November 2000, the Company increased its equity interest to 97.5 percent. Commencing in February 2004, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

The contingent payments related to the Mexx, Mexx Canada and Lucky Brand acquisitions will be accounted for as additional purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 3: LICENSING COMMITMENTS
        ---------------------

In June 2002, the Company consummated an exclusive license agreement with Kellwood Company ("Kellwood") under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the Claiborne label in North America commencing with the Spring 2003 selling season. The line, which is being produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts, was previously produced and sold by the Company's Claiborne Men's division. Under the agreement, Kellwood is obligated to pay a royalty equal to a percentage of net sales of the Claiborne products. The initial term of the license runs through December 31, 2005; the licensee has options to renew for two additional 3-year periods if certain sales thresholds are met.

In August 1999, the Company consummated exclusive license agreements with Kenneth Cole Productions, Inc. ("KCP") to manufacture, design, market and distribute women's apparel products in North America under the trademarks "Kenneth Cole New York," "Reaction Kenneth Cole" and "Unlisted.com." The initial term of the license agreement runs through December 31, 2004. The Company has options to renew for three additional 5-year periods if certain sales thresholds are met. In December 2002, the Company consummated an exclusive license agreement with KCP to design, manufacture, market and distribute women's jewelry in the United States under the trademarks "Kenneth Cole New York" and "Reaction Kenneth Cole." The initial term of the license agreement runs through December 31, 2006. The Company has an option to renew for an additional two-year period if certain thresholds are met. Under each of these agreements, the Company is obligated to pay a royalty equal to a percentage of net sales of licensed products.

In July 1998, the Company consummated an exclusive license agreement with Candie's, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using "Candie's" marks and logos. Under the agreement, the Company is obligated to pay royalty equal to a percentage of net sales of the "Candie's(R)" products. The initial term of the license agreement runs through December 31, 2013, with an option to renew for an additional 10-year period if certain sales thresholds are met.

The Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men's and women's sportswear, jeanswear and activewear products in the Western Hemisphere under the "DKNY(R) Jeans" and "DKNY(R) Active" marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the "DKNY(R) Jeans" and "DKNY(R) Active" products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 15-year period if certain sales thresholds are met. The Company also has an additional exclusive license agreement to design, produce, market and sell in the Western Hemisphere a line of women's career and casual sportswear for the "better" market under the trademark City DKNY(R). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed products. The initial term of the license agreement runs through December 31, 2005; the Company has options to renew for two additional 5-year periods if certain sales thresholds are met.

Certain of the above licenses are subject to minimum guarantees totaling $158.6 million and running through 2013; there is no maximum limit on the license fee.


NOTE 4: MARKETABLE SECURITIES
        ---------------------

In August 1999, the Company, in conjunction with the consummation of a license agreement with Kenneth Cole Productions, Inc. purchased one million shares of Kenneth Cole Productions, Inc. Class A stock for $29.0 million. In March 2000, a three-for-two stock split increased the number of shares owned by the Company to
1.5 million shares. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 28, 2002 and December 29, 2001, the marketable securities are considered available for sale and are recorded at fair market value with unrealized losses net of taxes reported as a component of Accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The following is a summary of available-for-sale marketable securities at December 28, 2002 and December 29, 2001:

                                                  Gross Unrealized
                                               ---------------------  Estimated
December 28, 2002 (in thousands)      Cost       Gains      Losses    Fair Value
--------------------------------------------------------------------------------
Equity securities                  $   29,000  $    2,590  $      --  $   31,590
Other holdings                          8,689          --      3,471       5,218
                                   ----------  ----------  ---------  ----------
Total                              $   37,689  $    2,590  $   3,471  $   36,808
                                   ==========  ==========  =========  ==========

                                                  Gross Unrealized
                                               ---------------------  Estimated
December 29, 2001 (in thousands)      Cost       Gains      Losses    Fair Value
--------------------------------------------------------------------------------
Equity securities                  $   29,000  $       --  $   2,705  $   26,295
Other holdings                          8,599          --      1,901       6,698
                                   ----------  ----------  ---------  ----------
Total                              $   37,599  $       --  $   4,606  $   32,993
                                   ==========  ==========  =========  ==========

For 2002, 2001 and 2000, gross realized gains on sales of available-for-sale securities totaled $0, $0 and $10,044,000, respectively.


NOTE 5: INVENTORIES, NET
        ----------------

Inventories are summarized as follows:

In thousands                      December 28, 2002         December 29, 2001
------------------------------------------------------------------------------
Raw materials                          $    26,069               $    29,649
Work in process                              5,824                     7,061
Finished goods                             429,261                   451,213
                                       -----------               -----------
                                       $   461,154               $   487,923
                                       ===========               ===========


NOTE 6: PROPERTY AND EQUIPMENT, NET
        ---------------------------

Property and equipment consisted of the following:

In thousands                      December 28, 2002         December 29, 2001
------------------------------------------------------------------------------
Land and buildings                     $   140,311               $   144,299
Machinery and equipment                    313,161                   303,388
Furniture and fixtures                     122,815                    98,100
Leasehold improvements                     235,859                   198,446
                                       -----------               -----------
                                           812,146                   744,233
Less: Accumulated depreciation
  and amortization                         433,843                   392,232
                                       -----------               -----------
                                       $   378,303               $   352,001
                                       ===========               ===========

Depreciation and amortization expense of property and equipment was $70.6 million, $61.9 million and $51.7 million for fiscal years 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 7: GOODWILL AND INTANGIBLES, NET
        -----------------------------

The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. As required under SFAS No. 142, the Company completed its transitional impairment tests as of December 29, 2001 and its annual impairment test as of the first day of the third quarter of fiscal 2002. No impairment was recognized.

The following tables disclose the carrying value of all the intangible assets:

                                               December 28, 2002                       December 29, 2001
                                     --------------------------------------- -------------------------------------
                                        Gross                                   Gross
                                       Carrying      Accum.                   Carrying      Accum.                  Estimated
In thousands                            Amount       Amort.         Net        Amount       Amort.         Net        Lives
------------------------------------------------------------------------------------------------------------------ ------------
Amortized intangible assets:
Licensed trademarks                   $  42,849     $ (10,184)   $  32,665    $  42,849    $  (5,530)   $  37,319   5-15 years
Merchandising rights                     73,920       (42,064)      31,856       85,309      (40,731)      44,578     4 years
                                      ---------     ---------    ---------    ---------    ---------    ---------
Total                                 $ 116,769     $ (52,248)   $  64,521    $ 128,158    $ (46,261)   $  81,897
                                      =========     =========    =========    =========    =========    =========

Unamortized intangible assets:
Owned trademarks                                                 $ 162,056                              $  13,140
                                                                 ---------                              ---------
Total                                                            $ 226,577                              $  95,037
                                                                 =========                              =========

Intangible amortization expense for 2002, 2001 and 2000 amounted to $22.8 million, $20.8 million and $21.4 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2003                                                 $18.7
2004                                                  14.1
2005                                                   7.6
2006                                                   3.1
2007                                                   2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The changes in carrying amount of goodwill for the twelve months ended December 28, 2002 are as follows:

                                            Wholesale    Wholesale
In thousands                                 Apparel    Non-Apparel     Total
--------------------------------------------------------------------------------
Balance December 29, 2001                   $  366,797  $   37,857   $  404,654
  Acquisition of Mexx Canada*                   29,587          --       29,587
  Acquisition of Ellen Tracy*                  129,285          --      129,285
  Acquisition of Mexx Austria                      655          --          655
  Finalization of purchase price allocation     (6,696)         --       (6,696)
  Additional purchase price of Lucky Brand
    Dungarees                                   10,000          --       10,000
  Reclassification to Trademarks               (60,578)    (28,038)     (88,616)
                                            ----------  ----------   ----------
Balance December 28, 2002                   $  469,050  $    9,819   $  478,869
                                            ==========  ==========   ==========

* Pending finalization of purchase price allocation.

There is no goodwill recorded in the Company's retail segment.

The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the twelve months ended December 29, 2001 and December 30, 2000:

                                                     Twelve Months Ended
                                          --------------------------------------
                                          December 28, December 29, December 30,
                                             2002          2001         2000
In thousands except per share data          Actual      Pro forma    Pro forma
--------------------------------------------------------------------------------
Net income, as reported                    $ 231,165    $ 192,057    $ 184,595
Discontinued amortization of goodwill and
   intangibles, net of tax                        --       10,503        5,809
                                           ---------    ---------    ---------
Net income, adjusted                         231,165      202,560      190,404
                                           =========    =========    =========

Basic earnings per share, as reported           2.19         1.85         1.73
Discontinued amortization of goodwill and
   intangibles, net of tax                        --         0.10         0.05
                                           ---------    ---------    ---------
Basic earnings per share, adjusted              2.19         1.95         1.78
                                           =========    =========    =========

Diluted earnings per share, as reported         2.16         1.83         1.72
Discontinued amortization of goodwill and
   intangibles, net of tax                        --         0.10         0.05
                                           ---------    ---------    ---------
Diluted earnings per share, adjusted       $    2.16    $    1.93    $    1.77
                                           =========    =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 8: ACCRUED EXPENSES
        ----------------

Accrued expenses consisted of the following:

In thousands                           December 28, 2002    December 29, 2001
------------------------------------------------------------------------------
Payroll and bonuses                         $    64,018          $    37,406
Taxes, other than taxes on income                12,210                5,053
Employee benefits                                51,595               44,208
Advertising                                      25,049               16,367
Restructuring reserve                            11,377               15,748
Additional purchase price payments               42,214                   --
Other                                            83,294               80,990
                                            -----------          -----------
                                            $   289,757          $   199,772
                                            ===========          ===========


NOTE 9: INCOME TAXES
        ------------

The provisions for income taxes are as follows:

                                      Fiscal Year Ended
                   ---------------------------------------------------------
In thousands       December 28, 2002  December 29, 2001  December 30, 2000
----------------------------------------------------------------------------
Current:
   Federal               $   107,157       $    89,237        $    78,396
   Foreign                    18,663            10,131              5,708
   State & local              15,600            10,800             10,750
                         -----------       -----------        -----------
Total Current            $   141,420       $   110,168        $    94,854
Deferred:
   Federal               $    (7,644)      $    10,899        $     7,974
   Foreign                    (4,304)          (14,155)               158
   State & local               1,809             1,120                849
                         -----------       -----------        -----------
Total Deferred               (10,139)           (2,136)             8,981
                         -----------       -----------        -----------
                         $   131,281       $   108,032        $   103,835
                         ===========       ===========        ===========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude approximately $5,916,000 in 2002, $4,511,000 in 2001 and $3,551,000 in 2000 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax liability from the Company's acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                Fiscal Year Ended
                                 -----------------------------------------------
                                  December 28,    December 29,     December 30,
                                      2002            2001             2000
--------------------------------------------------------------------------------
Federal tax provision at
   statutory rate                     35.0%           35.0%            35.0%
State and local income taxes,
   net of federal benefit              2.8             2.3              2.4
Other-net                             (1.6)           (1.3)            (1.4)
                                    -------         -------          -------
                                      36.2%           36.0%            36.0%
                                    =======         =======          =======

The components of net deferred taxes arising from temporary differences as of December 28, 2002 and December 29, 2001 are as follows:

                                        December 28, 2002         December 29, 2001
                                  --------------------------------------------------------
In thousands                      Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
                                     Asset        Liability        Asset       Liability
------------------------------------------------------------------------------------------
Inventory valuation                 $   8,356     $      --      $  10,236     $      --
Unremitted earnings from foreign
   subsidiaries                            --            --             --        16,419
Restructuring charge                   10,854            --         10,593            --
Deferred compensation                      --        10,414             --        10,207
Nondeductible accruals                 13,110            --         14,867            --
Unrealized investment losses            3,612            --          2,624            --
Net operating loss carryforwards       15,806            --         13,286            --
Valuation allowance                    (6,035)           --         (5,829)           --
Depreciation                               --         2,384          2,582            --
Other-net                                 174        20,911        (10,973)       10,688
                                    ---------     ---------      ---------     ---------
                                    $  45,877     $  33,709      $  37,386     $  37,314
                                    =========     =========      =========     =========

As of December 28, 2002, Mexx had net operating loss carryforwards of approximately $45,162,000, (that begins to expire in 2005), available to reduce future foreign taxable income. A deferred tax asset has been established; however, a valuation allowance of $6,035,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments. The valuation allowance increased $0.2 million from the prior year, as management now believes that it is more likely than not that certain deferred tax assets will not be used to reduce future tax payments.

As of December 29, 2001, Mexx had net operating loss carryforwards of approximately $37,844,000 (that begin to expire in 2005) available to reduce future foreign taxable income. A deferred tax asset has been established; however, a valuation allowance of $5,829,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments.

The Company has provided Federal income taxes on unremitted earnings from its international subsidiaries that may be remitted back to the United States. Federal income taxes were not provided on unremitted earnings expected to be permanently reinvested internationally of approximately $8.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 10: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
         --------------------------------------------

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through 2023. Rental expense for 2002, 2001 and 2000 was approximately $124,610,000, $100,748,000 and $71,523,000 respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

At December 28, 2002, the minimum aggregate rental commitments are as follows:

                (In thousands)                      (In thousands)
 Fiscal Year   Operating Leases      Fiscal Year   Operating Leases
----------------------------------------------------------------------
   2003            $112,526             2006           $ 84,305
   2004             102,137             2007             74,728
   2005              91,388             Thereafter      295,708

Certain rental commitments have renewal options extending through the fiscal year 2031. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

At December 28, 2002 and December 29, 2001, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $594,024,000 and $506,328,000, respectively.

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. Federated Department Stores, May Department Stores and Dillard's Department Stores accounted for approximately 16%, 12% and 11%, respectively, of wholesale net sales in 2002, 17%, 13% and 11%, respectively, of wholesale net sales in 2001 and 18%, 14% and 16%, respectively, of wholesale net sales in 2000. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 28, 2002.

In the United States and Canada, the Company is bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (UNITE) and agreements with various related locals. These agreements cover approximately 1,790 of the Company's full-time employees and expire on May 31, 2003 and it is anticipated that they will be renegotiated for an additional three-year term. In addition, the Company is also currently bound by a Jobbers Agreement with UNITE which expires on May 31, 2003. Most of the UNITE-represented employees are employed in warehouse and distribution facilities the Company operates in California, New Jersey, Ohio and Pennsylvania. In addition, the Company is bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 158 of its full-time employees at its Santa Fe Springs, California facility and expiring on May 14, 2005.

The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of its operations due to labor disputes. While relations with the union have historically been amicable, the Company cannot conclusively eliminate the likelihood of a labor dispute at one or more of its facilities during negotiations of its collective bargaining agreements with UNITE and its related locals. While the Company does not foresee the likelihood of a prolonged labor dispute, any substantial labor disruption could adversely affect its operations.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

See Note 2 of Notes to Consolidated Financial Statements for information regarding contingent payments related to acquisitions made by the Company.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position (see Note 24 of Notes to Consolidated Financial Statements).


NOTE 11: DEBT AND LINES OF CREDIT
         ------------------------

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

On August 7, 2001, the Company issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of the Bridge Loan, which expired on November 16, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. As of December 28, 2002 and December 29, 2001, the balance outstanding of these bonds was 350 million Euros ($365.2 million at the exchange rate in effect on December 28, 2002). These bonds are designated as a hedge of the Company's net investment in Mexx (see Note 2 of Notes to Consolidated Financial Statements). As of December 28, 2002, Accumulated other comprehensive income (loss) reflects approximately $55 million in unrealized exchange rate losses related to these bonds.

On November 15, 2001, the Company received a $500 million 364-day unsecured financing commitment under a bank revolving credit facility, replacing the expiring $500 million 364-day unsecured credit facility. This bank facility included a $50 million multicurrency revolving credit line. This facility and the Company's $250 million bank facility (collectively, the "Agreement"), which were scheduled to mature in November 2002 and November 2003, respectively, received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services, and were used as a liquidity facility to support the issuance of A2/P2 rated commercial paper. The Agreement had two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurodollar rate option with a spread based on the Company's long-term credit rating.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 28, 2002, the Company had approximately $12.6 million of borrowings denominated in Euro at an interest rate of 3.6%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The borrowings under the Agreement are classified as long-term debt as of December 28, 2002 as the Company intends to refinance such obligations on a long-term basis and believes it is able to do so.

As of December 28, 2002, the Company had lines of credit aggregating $469 million, which were primarily available to cover trade letters of credit. At December 28, 2002 and December 29, 2001, the Company had outstanding trade letters of credit of $291 million and $228 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. Substantially all of the Company's debt will mature in 2003 with the exception of the $365.2 million of Eurobonds which mature in 2006.


NOTE 12: DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS
         --------------------------------------------------------------------

At December 28, 2002, the Company had entered into various Euro currency collars with a net notional amount of $80.0 million, maturity dates from January 2003 through December 2003 and values ranging between 0.9800 and 1.1000 U.S. dollar per Euro as compared to $55 million at December 29, 2001. At December 28, 2002, the Company had forward contracts maturing through December 2003 to sell 58.5 million Euros. The notional value of the foreign exchange forward contracts was approximately $61.0 million at December 28, 2002, as compared with approximately $34.6 million at December 29, 2001. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately ($5.2) million at December 28, 2002 and approximately $400,000 at December 29, 2001.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps will be recognized in earnings.


NOTE 13: RESTRUCTURING CHARGES
         ---------------------

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of all 22 domestic LIZ CLAIBORNE brand specialty stores, offset by $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that are no longer required. This determination to close the stores is intended to eliminate redundancy between this retail format and the wide department store base in which LIZ CLAIBORNE products are available. The $9.9 million charge includes costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million is expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of December 28, 2002 was $11.4 million. The Company expects that these activities will be substantially complete by December 2003.

In December 2001, the Company recorded a net restructuring charge of $15.1 million (pretax), representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of the Company's brands which requires positioning in different locations and the elimination of its large "world" store concept, and five Outlet stores, due to the elimination of two of its branded store

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

formats; $3.5 million for the closure of four of its division offices; $3.3 million associated with the strategic closure of two specific facilities and $7.6 million in severance related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of December 29, 2001 was $15.7 million. These activities were substantially complete as of December 28, 2002.

In September 2000, the Company recorded a net restructuring charge of $5.4 million (pretax), representing a charge of $6.5 million, principally to cover the closure of eight under-performing Specialty Retail stores in formats that no longer fit into its retail strategy, the closure of one of its recently acquired divisional offices, and severance related costs, offset by the $1.1 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 1998.

In December 2000, the Company recorded a restructuring charge of $15.6 million (pretax) to further maximize business segment synergies. This charge consisted of $10.6 million for operating and administrative costs associated with the elimination of nearly 270 jobs and $5.0 million for real estate consolidations. Significant items included in the charge are estimated contract termination costs, severance and related benefits for staff reductions, estimated occupancy costs and asset writedowns. Asset writedowns of $2.4 million consisted principally of showrooms and administrative offices deemed no longer necessary in the Company's Wholesale Apparel segment. These restructuring activities were substantially completed as of December 29, 2001. The fiscal 2000 restructuring charges reduced net income by $13.5 million, or $0.13 per common share.

A summary of the changes in the restructuring reserves is as follows:

                                                          Estimated
                                Store    Operating and  Occupancy Costs
                               Closure  Administrative  and Asset Write
In millions                     Costs     Exit Costs         Downs       Total
--------------------------------------------------------------------------------
Balance at January 1, 2000     $  5.1       $   --         $   --       $  5.1

   2000 provision                 5.4         11.8            5.0         22.2
   2000 spending                 (3.9)        (0.4)          (2.4)        (6.7)
   2000 reserve reduction        (1.1)          --             --         (1.1)
                               ------       ------         ------       ------
Balance at December 30, 2000   $  5.5       $ 11.4         $  2.6       $ 19.5
                               ------       ------         ------       ------

   2001 provision                 4.6          7.6            6.8         19.0
   2001 spending                 (2.1)        (9.7)          (7.1)       (18.9)
   2001 reserve reduction        (2.4)        (1.5)            --         (3.9)
                               ------       ------         ------       ------
Balance at December 29, 2001   $  5.6       $  7.8         $  2.3       $ 15.7
                               ------       ------         ------       ------

   2002 provision                 9.9           --             --          9.9
   Reclassification              (2.1)          --            2.1           --
   2002 spending                 (3.5)        (6.3)          (1.6)       (11.4)
   2002 reserve reduction        (2.1)        (0.4)          (0.3)        (2.8)
                               ------       ------         ------       ------
Balance at December 28, 2002   $  7.8       $  1.1         $  2.5       $ 11.4
                               ======       ======         ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 14: OTHER (EXPENSE) INCOME - NET
         ----------------------------

Other (expense) income - net consists of the following:

                                           Fiscal Year Ended
                       ---------------------------------------------------------
In thousands            December 28, 2002  December 29, 2001  December 30, 2000
--------------------------------------------------------------------------------
Investment gain               $     --          $     --           $  8,760
Minority interest               (3,789)           (3,645)            (2,218)
Other                            1,471               134                116
                              --------          --------           --------
                              $ (2,318)         $ (3,511)          $  6,658
                              ========          ========           ========


NOTE 15: STOCK PLANS
         -----------

In March 1992, March 2000 and March 2002, the Company adopted the "1992 Plan," the "2000 Plan" and the "2002 Plan," respectively, under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992 and 2000 plans, outside directors selected by the Company's Compensation Committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock or any other method approved by the committee. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon a change of control of the Company. Options and rights may generally not be transferred during the lifetime of a holder.

Awards under the 2000 and 2002 Plans may also be made in the form of incentive stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. Exercise prices for awards under the 2000 and 2002 Plans are determined by the committee; to date, all stock options have been granted at an exercise price not less than the quoted market value of the underlying shares on the date of grant.

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2000 Plan. At December 28, 2002, there were available for future grant 2,523,898 shares under the 2000 Plan. The 2000 Plan expires in 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2002 Plan. As of December 28, 2002 no awards had been made under the 2002 Plan. The 2002 plan expires in 2012.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in stockholders' equity. If the exercise price of the options is higher than the cost of the treasury shares, the amount is reflected in capital in excess of par value. If the exercise price of the options is lower than the cost of the treasury shares, the amount is reflected in retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

Changes in common shares under option for the three fiscal years in the period ended December 28, 2002 are summarized as follows:

                                                 2002                           2001                           2000
                                     -----------------------------  -----------------------------  -----------------------------
                                       Shares     Weighted Average     Shares    Weighted Average    Shares     Weighted Average
                                                   Exercise Price                 Exercise Price                 Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Beginning of year                      7,584,482       $ 20.10        7,228,550       $ 18.23        5,668,942       $ 17.38
Granted                                3,266,175         26.21        3,851,000         22.08        3,762,400         18.47
Exercised                             (1,784,524)        18.25       (2,363,076)        18.20       (1,318,188)        14.57
Cancelled                               (358,776)        22.25       (1,131,992)        18.90         (884,604)        19.28
                                     -----------       -------      -----------       -------      -----------       -------
End of year                            8,707,357       $ 23.00        7,584,482       $ 20.10        7,228,550       $ 18.23
                                     ===========       =======      ===========       =======      ===========       =======
Exercisable at end of year             1,657,582       $ 19.95        1,179,594       $ 18.73        1,711,674       $ 18.46
                                     ===========       =======      ===========       =======      ===========       =======
Weighted average fair value of
  options granted during the year                      $  9.50                        $  9.49                        $  7.21

The following table summarizes information about options outstanding at December 28, 2002:

                                     Options Outstanding                             Options Exercisable
                   -------------------------------------------------------   --------------------------------
                                     Weighted Average
    Range of       Outstanding at  Remaining Contractual  Weighted Average   Exercisable at  Weighted Average
 Exercise Prices   Dec. 28, 2002           Life            Exercise Price     Dec. 28, 2002   Exercise Price
-------------------------------------------------------------------------------------------------------------
$ 8.50 - $ 17.50         207,065         6.0 years             $ 16.25            200,065         $ 16.24
 17.51 -   22.50       4,869,467         7.4 years               20.74          1,397,317           20.25
 22.51 -   35.50       3,630,825         8.9 years               26.42             60,200           25.45
$ 8.50 - $ 35.50       8,707,357         8.0 years             $ 23.00          1,657,582         $ 19.95

In January 2001 and May 2001, the committee granted 84,966 shares of restricted stock issued under the 2000 Plan; these shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20% on each of the third, fourth and fifth grant date anniversary, and the remaining 40% on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In January 2001, the committee authorized the grant of 1,034,000 shares of common stock to a group of key executives. As of December 28, 2002, 733,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2007. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In 1998, the committee granted 733,300 shares of common stock to a group of key executives. As of December 28, 2002, 67,918 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80% of such shares was accelerated as of March 1, 2001. During the first quarter of 2001, the Company recorded a charge to operating income of approximately $5 million as compensation expense to reflect such accelerations. The shares that did not vest on an accelerated basis remain restricted; the expiration of restrictions may be accelerated if the total return of the Company's common stock exceeds that of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation on such unvested shares is being amortized over a period equal to the anticipated vesting period.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 2002, 5,279 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 2,000 shares of common stock on the first business day of each fiscal year. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in ten years. Additionally, effective July 2000, each non-employee director is entitled to receive on the first business day of each fiscal year a grant of options to purchase 4,000 shares under the 2000 Plan.


NOTE 16: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS
         ------------------------------------------------------------------

The Company maintains a qualified defined contribution plan (the "401(k)/Profit Sharing Plan") for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code and a profit sharing portion. To be eligible to participate in either portion of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. As of January 1, 2002, full-time employees may begin to make pre-tax contributions and receive employer matching contributions to the 401(k) portion of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1,000 hours of service. To be eligible for the profit sharing component, an employee must have 12 months and 1,000 hours of service and a participant must be credited with 1000 hours of service during, and be employed by the Company or one of its affiliates on the last day of, the calendar year to share in the profit sharing contribution for that year.

Company 401(k) matching contributions vest (i.e., become non-forfeitable) on a schedule of 20% for the first two years of elapsed service with the Company and its affiliates and 20% for each year of service thereafter. Profit sharing contributions, if any, are made annually at the discretion of the Board of Directors, and vest 100% after five years of elapsed service.

Under the 401(k) portion of the 401(k)/Profit Sharing Plan, participants may, subject to applicable IRS limitations, contribute from 1% to 15%, (effective January 1, 2003, 1% to 50%,), of their salaries on a pretax basis; the 401(k)/Profit Sharing Plan provides for automatic enrollment at a contribution rate of 3% when an eligible employee first becomes entitled to participate in the 401(k) portion of the 401(k)/Profit Sharing Plan, unless the employee elects otherwise. Participants' pretax contributions are matched at the rate of $0.50 for each dollar contributed by the participant that does not exceed 6% of eligible compensation.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense for 2002, 2001 and 2000, which is included in Selling, general and administrative expenses, was approximately $9,789,000, $7,731,000 and $6,888,000, respectively.

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain highly compensated employees to defer up to 15% (effective January 1, 2003, up to 50%) of their base salary and up to 100% of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable "rabbi" trust to which the Company plans to make contributions to provide a source of funds to assist in meeting its obligations under the plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The Company's expenses (recoveries) related to these plans, which are included in Selling, general and administrative expenses, were approximately $502,000, $13,000 and ($224,000) in 2002, 2001 and 2000, respectively.

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


NOTE 17: STOCKHOLDER RIGHTS PLAN
         -----------------------

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


NOTE 18: EARNINGS PER COMMON SHARE
         -------------------------

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128 "Earnings per Share."

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                        December 28,  December 29,  December 30,
In thousands                                2002          2001          2000
--------------------------------------------------------------------------------
Net income                               $ 231,165     $ 192,057     $ 184,595
Weighted average common shares
   outstanding                             105,592       103,994       106,813
Effect of dilutive securities:
   Stock options and restricted
      stock grants                           1,604         1,057           682
Weighted average common shares and
   common share equivalents                107,196       105,051       107,495


NOTE 19: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
         ---------------------------------------------------------------

During fiscal 2002, 2001 and 2000, the Company made income tax payments of approximately $109,536,000, $83,851,000 and $94,742,000, respectively. The
Company made interest payments of approximately $23,939,000, $15,093,000 and $20,438,000 in 2002, 2001 and 2000, respectively. Other non-cash activities in the twelve months ended December 28, 2002 include the reclassification of $15.0 million from Other Non-Current Liabilities to Accrued expenses and a $27.2 million liability included in Accrued expenses associated with a future payment related to the Lucky Brand Dungarees, Inc. and Mexx Canada acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 20: SEGMENT REPORTING
         -----------------

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company's worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company's specialty retail stores, outlet stores, and concession stores. As a result of the Company's 2001 acquisition of Mexx, the Company also presents its results on a geographic basis between Domestic (wholesale customers and Company specialty retail and outlet stores based in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores based outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations."

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2002 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                                              December 28, 2002
                                            -------------------------------------------------------------------------------------
                                               Wholesale         Wholesale                          Corporate/
In thousands                                    Apparel         Non-Apparel         Retail         Eliminations        Totals
---------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Sales from external customers              $  2,496,586      $    486,172      $    718,642      $     16,103     $  3,717,503
  Intercompany sales                              168,452            25,450                --          (193,902)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total net sales                             2,665,038           511,622           718,642          (177,799)       3,717,503
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense              68,526             5,745            20,757             1,367           96,395

OPERATING INCOME:
  Segment operating income (loss) from
    external customers                            287,412            34,107            67,810               559          389,888
  Intercompany segment operating income
    (loss)                                         39,331            13,041                --           (52,372)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total operating income (loss)                 326,743            47,148            67,810           (51,813)         389,888
                                             ============      ============      ============      ============     ============

Segment assets                                  1,505,014           176,728           430,201           460,605        2,572,548
Expenditures for long-lived assets                238,687               960            51,268                --          290,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

                                                                             December 29, 2001
                                            -------------------------------------------------------------------------------------
                                               Wholesale         Wholesale                          Corporate/
In thousands                                    Apparel         Non-Apparel         Retail         Eliminations        Totals
---------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Sales from external customers              $  2,345,925      $    473,562      $    615,714      $     13,321     $  3,448,522
  Intercompany sales                              190,310            22,518                --          (212,828)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total net sales                             2,536,235           496,080           615,714          (199,507)       3,448,522
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense              70,318             6,795            20,476             3,902          101,491

OPERATING INCOME:
  Segment operating income (loss) from
    external customers                            240,497            33,624            69,284           (11,688)         331,717
  Intercompany segment operating income
    (loss)                                         49,347            12,526                --           (61,873)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total operating income (loss)                 289,844            46,150            69,284           (73,561)         331,717
                                             ============      ============      ============      ============     ============

Segment assets                                  1,512,923           166,721           358,677           189,339        2,227,660
Expenditures for long-lived assets                144,998             3,473           126,484                --          274,955

                                                                             December 30, 2000
                                            -------------------------------------------------------------------------------------
                                               Wholesale         Wholesale                          Corporate/
In thousands                                    Apparel         Non-Apparel         Retail         Eliminations        Totals
---------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Sales from external customers              $  2,203,358      $    399,710      $    486,547      $     14,526     $  3,104,141
  Intercompany sales                              170,799            23,252                --          (194,051)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total net sales                             2,374,157           422,962           486,547          (179,525)       3,104,141
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense              57,448             5,497            11,339             2,749           77,033

OPERATING INCOME:
  Segment operating income (loss) from
    external customers                            234,486            21,725            62,786           (15,308)         303,689
  Intercompany segment operating income
    (loss)                                         52,553            11,836                --           (64,389)              --
                                             ------------      ------------      ------------      ------------     ------------
    Total operating income (loss)                 287,039            33,561            62,786           (79,697)         303,689
                                             ============      ============      ============      ============     ============

Segment assets                                  1,295,046           161,768           151,575           193,928        1,802,317
Expenditures for long-lived assets                 62,380            42,359            16,010                --          120,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

In the "Corporate/Eliminations" column of each period presented, the segment assets consists primarily of corporate buildings, machinery and equipment and licenses and trademarks purchased by the Company. The segment operating loss consists primarily of the elimination of the profit transfer from the Retail segment to the wholesale segments, and $7,130,000, $15,050,000 and $21,041,000 of restructuring charges in 2002, 2001 and 2000, respectively.

                                               December 28, 2002              December 29, 2001              December 30, 2000
                                         -------------------------------------------------------------------------------------------
In thousands                               Domestic     International     Domestic     International     Domestic     International
------------------------------------------------------------------------------------------------------------------------------------
Sales from external customers            $  3,037,325   $    680,178    $  3,031,318   $    417,204    $  2,984,927   $    119,214
Depreciation and amortization expense          82,629         13,766          87,498         13,993          74,907          2,126
Segment operating income                      336,056         53,832         290,357         41,360         295,276          8,413
Segment assets                              1,925,216        647,332       1,746,660        481,000       1,748,935         53,382
Expenditures for long-lived assets            235,827         55,088          46,420        228,535         118,752          1,997

A reconciliation to adjust segment assets to consolidated assets follows:

                                        December 28,  December 29,  December 30,
In thousands                                2002          2001          2000
--------------------------------------------------------------------------------
Total segment assets                    $ 2,572,548   $ 2,227,660   $ 1,802,317
Intercompany receivables                    (16,067)      (18,200)      (12,859)
Investments in wholly-owned
   subsidiaries                            (249,473)     (298,128)     (290,869)
Other                                       (10,690)       39,923        13,570
                                        -----------   -----------   -----------
Total consolidated assets               $ 2,296,318   $ 1,951,255   $ 1,512,159
                                        ===========   ===========   ===========


NOTE 21: OTHER COMPREHENSIVE INCOME (LOSS)
         ---------------------------------

Accumulated other comprehensive loss is comprised the effects of foreign currency translation and changes in unrealized gains and losses on securities as detailed below:

In thousands                              December 28, 2002   December 29, 2001
--------------------------------------------------------------------------------
Foreign currency translation (loss) gain     $   (21,644)        $    (2,148)
(Losses) on cash flow hedging derivatives         (6,109)               (250)
Unrealized (losses) on securities                   (564)             (2,948)
                                             -----------         -----------
Accumulated other comprehensive (loss),
      net of tax                             $   (28,317)        $    (5,346)
                                             ===========         ===========

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The following table contains the components of the adjustment to unrealized (losses) on available for sale securities included in the Consolidated
Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

                                        December 28,  December 29,  December 30,
In thousands                                2002          2001          2000
--------------------------------------------------------------------------------
Unrealized (loss) on available for sale
   securities, net of tax:
   Unrealized holding gain (loss)       $     2,384   $    (2,368)  $    (1,212)
   Reclassification adjustment                   --            --           444
                                        -----------   -----------   -----------
Net unrealized gain (loss)              $     2,384   $    (2,368)  $      (768)
                                        ===========   ===========   ===========


NOTE 22: RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 upon its effective date.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 effective December 29, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 28, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure provisions of FIN 45 in its December 28, 2002 financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

to implement the other provisions of FIN 46 in 2003. The Company does not believe the counterparty to the synthetic lease is a variable interest entity. Therefore, the Company does not believe that FIN 46 will have a material impact on its financial statements.


NOTE 23: RELATED PARTY TRANSACTIONS
         --------------------------

During 2002, 2001 and 2000, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $1.52 million, $872,000 and $1.55 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2002 amount represents approximately 1% of such firm's 2002 fee revenue.

During fiscal years 2002, 2001 and 2000 the Company and certain of its contractors purchased, in the ordinary course of their business for use in the manufacture of Company products, fabric from certain European textile mills for which Gordon Textiles International, Ltd. ("GTIL") acts as sales agent in the United States. J. James Gordon, a Director of the Company whose term will expire at the Company's 2003 Annual Meeting of stockholders, is the sole stockholder of GTIL. Such fabric purchases during each year aggregated approximately $300,000, $1.5 million and $3.0 million, respectively. GTIL received commissions from its client mills, at customary industry rates, in respect to such sales aggregating to approximately $31,000, $79,000 and $150,000, respectively.

The foregoing transactions between the Company and these entities were effected on an arm's-length basis, with services provided at fair market value.

During 2002 and 2001, the Company leased a certain office facility from Amex Property B.V. ("Amex"), a company whose principal owner is Rattan Chadha, President and Chief Executive Officer of Mexx, under a 20-year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal year 2002 and for the period of May 23, 2001 through December 29, 2001 was 628,000 and 365,000 Euros (or
$594,000 and $324,000, respectively, based on the exchange rates in effect during such period).

During 2002, the Company leased a factory outlet and warehouse as well as an office and inventory liquidation center from RAKOTTA HOLDINGS Inc. ("RAKOTTA"), a company whose principal owner is Joseph Nezri, President of MEXX Canada Inc., under two lease agreements expiring January 30, 2006. The rent paid to RAKOTTA for the period July 9, 2002 through December 28, 2002 was approximately 452,000 Canadian dollars (or $289,000 based on the exchange rate in effect during the period).

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.


NOTE 24: LEGAL PROCEEDINGS
         -----------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to be held on March 22, 2003, to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. Under the terms of the Company's settlement agreement, if the settlement does not receive final federal court approval, the Company will be entitled to a refund of the entire settlement amount except for funds of up to $10,000 spent on costs of notice. Because the litigation is at a preliminary stage, with virtually no merits discovery having taken place, if the settlement is not executed or is not finally approved by the federal court, we cannot at this juncture determine the likelihood of a favorable or unfavorable outcome or the magnitude of the latter if it were to occur. Although the outcome of any such litigation cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 25: UNAUDITED QUARTERLY RESULTS
         ---------------------------

Unaudited quarterly financial information for 2002 and 2001 is set forth in the table below:

                                         March                 June                  September                 December
In thousands except for          ------------------------------------------------------------------------------------------------
per share data                     2002       2001       2002       2001         2002         2001       2002          2001
---------------------------------------------------------------------------------------------------------------------------------
Net sales                        $892,893   $826,650   $789,517   $727,035   $1,041,200   $1,008,356   $993,893      $886,481
Gross profit                      366,098    322,862    352,631    308,239      457,642      423,329    443,264       372,820
Net income                         50,913     45,500     38,804     32,467       83,490       72,611     57,958 (1)    41,479 (2)
Basic earnings per share         $    .49   $    .44   $    .37   $    .31   $      .79   $      .70   $    .55 (1)  $    .40 (2)
Diluted earnings per share       $    .48   $    .44   $    .36   $    .31   $      .78   $      .69   $    .54 (1)  $    .39 (2)

Dividends paid per common share  $    .06   $    .06   $    .06   $    .06   $      .06   $      .06   $    .06      $    .06

(1) Includes the after tax effect of a restructuring charge of $4,547 ($7,130 pretax) or $.04 per share.

(2) Includes the after tax effect of a restructuring charge of $9,632 ($15,050 pretax) or $.09 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries


                Column A                  Column B                    Column C                     Column D            Column E

                                                                      Additions
                                                        --------------------------------------
(In thousands)                           Balance at       (1) Charged      (2) Charged to
                                          Beginning      to Costs and     Other Accounts -        Deductions -         Balance at
Description                               of Period        Expenses           Describe              Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 28, 2002

Accounts Receivable - allowance for
  doubtful accounts                        $   4,173         $     917       $      --             $   1,313  (A)        $   3,777
                                           ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                      $  15,748         $   9,942       $  (2,812)(C)         $  11,501  (B)        $  11,377
                                           ---------         ---------       ---------             ---------             ---------


YEAR ENDED DECEMBER 29, 2001

Accounts Receivable - allowance for
  doubtful accounts                        $   2,695         $   2,391       $      --             $     913  (A)        $   4,173
                                           ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                      $  19,438         $  18,950       $  (3,900)(C)         $  18,740  (B)        $  15,748
                                           ---------         ---------       ---------             ---------             ---------


YEAR ENDED DECEMBER 30, 2000

Accounts Receivable - allowance for
  doubtful accounts                        $   2,255         $   1,438       $      --             $     998  (A)        $   2,695
                                           ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                      $   5,056         $  22,115       $  (1,074)(C)         $   6,659  (B)        $  19,438
                                           ---------         ---------       ---------             ---------             ---------

Notes:

(A)  Uncollectible accounts written off, less recoveries.

(B) Charges to the restructuring reserve are for the purposes for which the reserve was created.

(C) This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.

                               INDEX TO EXHIBITS

Exhibit
No.            Description
-------        -----------

2(a)         - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

4(c)         - Agency Agreement between Liz Claiborne,  Inc., Citibank, N.A. and
               Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant's Form 10-Q for the period ended June 30, 2001).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
-------        -----------

10(c)(iv)+   - Amendment  No. 7 to the  Savings  Plan  (incorporated  herein  by reference from Exhibit 10(e)(iv) to the 1996 Annual Report).

10(c)(v)+    - Amendment  No. 8 to the  Savings  Plan  (incorporated  herein  by reference from Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the "1997 Annual Report"]).

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

10(i)+*      - Description  of  Liz  Claiborne,   Inc.  2002  Salaried  Employee
               Incentive Bonus Plan.


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

10(j)(iv)    - Fourth  Amendment to Lease,  effective as of July 1, 2000, to the
               1441  Lease  (incorporated   herein  by  reference  from  Exhibit
               10(j)(iv) to the 2002 Annual Report).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
-------        -----------

10(s)+       - Amended  and  Restated  Liz Claiborne ss.162(m)  Cash  Bonus Plan
               (incorporated herein by reference from Exhibit 10(t) to the 1999 Annual Report).

10(t)+       - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(t)(i)+    - Trust  Agreement  dated  as  of  January  1,  2002,  between  Liz
               Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

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

10(u)(iii)+  - Amendment  to  the  Accumulation  Plan,  dated  January  3,  2002
               (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(u)(iv)+   - Change  of  Control  Agreement,  between  Registrant  and Paul R.
               Charron (incorporated herein by reference from Exhibit (v)(iii) to the 2000 Annual Report).

10(v)+*      - Change of Control  Agreement,  between  Registrant  and Angela J.
               Ahrendts.

10(w)+*      - Change of  Control  Agreement,  between  Registrant  and Trudy F.
               Sullivan.

10(x)        - Three Year Revolving  Credit  Agreement,  dated as of October 21,
               2002,among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(i) to Registrant's October 21, 2002 Quarterly Report on Form 10-Q for the period ended September 28, 2002 [the "3rd Quarter 2002 10-Q"]).

10(y)        - 364-Day Revolving Credit Agreement, dated as of October 21, 2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(ii) to the 3rd Quarter 2002 10-Q).

10(z)+       - Liz Claiborne,  Inc. 2000 Stock  Incentive Plan (the "2000 Plan")
               (incorporated   herein  by   reference   from   Exhibit  4(e)  to
               Registrant's Form S-8 dated as of January 25, 2001.)

10(z)(i)+    - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(z)(ii)    - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"] ).

10(z)(iii)   - Form or Restricted Key Associates  Performance  Shares  Agreement
               under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*  Filed herewith.

Exhibit
No.            Description
-------        -----------

10(aa)+      - Liz Claiborne,  Inc. 2002 Stock  Incentive Plan (the "2002 Plan")
               (incorporated herein by reference from Exhibit 10(y)(i) to Registrant's Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).

10(aa)(i)+   - Amendment  No.  1  to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(aa)(ii)+  - Form  of   Option   Grant   Certificate   under   the  2002  Plan
               (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

21*          - List of Registrant's Subsidiaries.

23*          - Consent of Independent Public Accountants.

99*          - Undertakings.

99.1*        - Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*        - Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       - Reports on Form 8-K.

               On September 30, 2002, the Company filed a current report on Form
               8-K  pursuant  to  Item  5  thereof,   reporting   the  Company's
               acquisition of Ellen Tracy, Inc.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*  Filed herewith.