Form 10-Q
period 2003-04-05
CLAIBORNE LIZ INC
filed 2003-05-16
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 5, 2003
                                  ----------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................to.........................

Commission file number:      1-10689
                             --------

                               LIZ CLAIBORNE, INC.
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

          Delaware                                           13-2842791
-----------------------------                        ---------------------------
      (State or other                                    (I.R.S. Employer
      jurisdiction of                                   Identification No.)
      incorporation)


       1441 Broadway, New York, New York                       10018
-------------------------------------------------    ---------------------------
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
                                                    -----     -----

     Indicate by check whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act).     Yes   X    No      .
                                                    -----     -----

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 9, 2003 was 107,357,261.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  APRIL 5, 2003

                                                                           PAGE
                                                                          NUMBER
                                                                          ------


PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of April 5, 2003,
                December 28, 2002 and March 30, 2002........................   3

           Condensed Consolidated Statements of Income for the Three
                Month Periods Ended April 5, 2003 and March 30, 2002........   4

           Condensed Consolidated Statements of Cash Flows for the Three
                Month Periods Ended April 5, 2003 and March 30, 2002........   5

           Notes to Condensed Consolidated Financial Statements.............   6

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  31

Item 4.    Controls and Procedures..........................................  32

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings................................................  32

Item 5.    Other Information................................................  33

Item 6.    Exhibits and Reports on Form 8-K.................................  33

SIGNATURES .................................................................  34

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002....  35

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                     (Unaudited)
                                                                        April 5,      December 28,      March 30,
                                                                          2003            2002            2002
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $     72,063    $    239,524    $     73,082
      Marketable securities                                                 38,688          36,808          36,820
      Accounts receivable - trade, net                                     555,200         370,468         565,340
      Inventories, net                                                     452,285         461,154         415,763
      Deferred income taxes                                                 44,595          45,877          37,474
      Other current assets                                                  72,519          49,340          58,951
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,235,350       1,203,171       1,187,430
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            383,736         378,303         355,816
   Goodwill - Net                                                          478,565         478,869         404,654
   Intangibles - Net                                                       221,806         226,577          88,122
   Other Assets                                                              8,650           9,398           9,780
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,328,107    $  2,296,318    $  2,045,802
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     23,083    $     21,989    $         --
      Accounts payable                                                     219,194         252,993         240,459
      Accrued expenses                                                     191,932         283,458         201,534
      Income taxes payable                                                  32,307          26,241          21,396
                                                                      ------------    ------------    ------------
                  Total current liabilities                                466,516         584,681         463,389
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          452,666         377,725         401,619
   Other Non-Current Liabilities                                             6,853           6,412           4,884
   Deferred Income Taxes                                                    40,521          33,709          44,006
   Commitments and Contingencies
   Minority Interest                                                         7,731           7,430           5,309
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                        99,124          95,708          91,946
      Retained earnings                                                  2,335,859       2,283,692       2,122,050
      Unearned compensation expense                                         (8,447)        (10,185)        (15,667)
      Accumulated other comprehensive loss                                 (29,238)        (28,317)         (1,166)
                                                                      ------------    ------------    ------------
                                                                         2,573,735       2,517,335       2,373,600

      Common stock in treasury, at cost, 68,779,525, 69,401,831
         and 70,349,777 shares                                          (1,219,915)     (1,230,974)     (1,247,005)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,353,820       1,286,361       1,126,595
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,328,107    $  2,296,318    $  2,045,802
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

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                         Three Months Ended
                                                   -----------------------------
                                                     (14 Weeks)      (13 Weeks)
                                                       April 5,       March 30,
                                                        2003            2002
                                                   -----------------------------

Net Sales                                           $  1,075,599   $    892,893

      Cost of goods sold                                 619,830        526,795
                                                    ------------   ------------

Gross Profit                                             455,769        366,098

      Selling, general & administrative expenses         348,304        280,652
                                                    ------------   ------------

Operating Income                                         107,465         85,446

      Other (expense) income - net                          (308)           171

      Interest expense - net                              (6,636)        (6,066)
                                                    ------------   ------------

Income Before Provision for Income Taxes                 100,521         79,551

      Provision for income taxes                          36,389         28,638
                                                    ------------   ------------

Net Income                                          $     64,132   $     50,913
                                                    ============   ============


Net Income per Weighted Average Share, Basic               $0.60          $0.49
Net Income per Weighted Average Share, Diluted             $0.59          $0.48

Weighted Average Shares, Basic                           106,299        104,732
Weighted Average Shares, Diluted                         107,960        106,189

Dividends Paid per Common Share                            $0.06          $0.06


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                      (14 Weeks)      (13 Weeks)
                                                                                       April 5,        March 30,
                                                                                         2003            2002
                                                                                    --------------------------------
Cash Flows from Operating Activities:
      Net income                                                                      $     64,132    $     50,913
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      25,442          21,850
         Deferred income taxes                                                               5,565           4,941
         Other - net                                                                         5,327           4,151
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) in accounts receivable - trade                                    (184,732)       (203,151)
             Decrease in inventories                                                         8,869          72,160
             (Increase) in other current assets                                            (21,043)         (4,686)
             (Decrease) increase in accounts payable                                       (39,780)          3,552
             (Decrease) in accrued expenses                                                (44,392)        (18,237)
             Increase in income taxes payable                                                6,066           7,831
                                                                                      ------------    ------------
                  Net cash used in operating activities                                   (174,546)        (60,676)
                                                                                      ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                      (20)            (19)
      Purchases of property and equipment                                                  (23,785)        (23,707)
      Payments for acquisitions                                                            (43,123)             --
      Payments for in-store merchandise shops                                                 (211)         (1,971)
      Other - net                                                                           (1,948)           (345)
                                                                                      ------------    ------------
                  Net cash used in investing activities                                    (69,087)        (26,042)
                                                                                      ------------    ------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                                          1,094              --
      Commercial paper - net                                                                64,529          19,194
      Proceeds from exercise of common stock options                                        11,785          17,126
      Dividends paid                                                                        (5,983)         (5,898)
                                                                                      ------------    ------------
                  Net cash provided by financing activities                                 71,425          30,422
                                                                                      ------------    ------------

Effect of Exchange Rate Changes on Cash                                                      4,747           1,743
                                                                                      ------------    ------------

Net Change in Cash and Cash Equivalents                                                   (167,461)        (54,553)
Cash and Cash Equivalents at Beginning of Period                                           239,524         127,635
                                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                                            $     72,063    $     73,082
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

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of December 28, 2002 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period's classifications.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances.

PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable - Trade, Net
--------------------------------
In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts
Receivable - Trade, net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Inventories, Net
----------------
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-month periods ended April 5, 2003 and March 30, 2002, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

The Company hedges its net investment position in Euro. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income
(loss), to offset the change in the value of the net investment being hedged.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation
----------------------------
Assets and liabilities of non-U.S. subsidiaries have been translated at period-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the quarter. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss). Gains and losses on translation

                                                                               9
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

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

Shipping and handling costs
---------------------------
Shipping and handling costs are included as a component of Selling, General & Administrative Expenses in the Condensed Consolidated Statements of Income.

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

                                                        Three Months Ended
                                                   -----------------------------
                                                     (14 Weeks)     (13 Weeks)
                                                      April 5,       March 30,
(In thousands except for per share data)                  2003           2002
----------------------------------------           -----------------------------

Net income:
   As reported                                      $     64,132   $     50,913
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards*, net of tax              4,028          4,211
                                                    ------------   ------------
   Pro forma                                        $     60,104   $     46,702
                                                    ============   ============
Basic earnings per share:
   As reported                                             $0.60          $0.49
   Pro forma                                               $0.57          $0.45
Diluted earnings per share:
   As reported                                             $0.59          $0.48
   Pro forma                                               $0.56          $0.45

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0.8%, expected volatility of 39%, risk free interest rates of 2.7% and expected lives of five years.

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year reflects a 53-week period resulting in a 14-week first quarter, as compared to the 2002 fiscal year, which reflected a 52-week period and a 13-week first quarter.

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On March 12, 2003, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on June 16, 2003 to stockholders of record at the close of business on June 2, 2003. As of May 8, 2003, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.


2. SUBSEQUENT EVENT

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). Based in Southern California, Juicy Couture is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. Juicy Couture had sales of approximately $47 million in 2002. The total purchase price consists of (i) an initial payment, including the assumption of debt, of approximately $42.7 million before adjustments, and (ii) a contingent payment equal to 30% of the equity value of Juicy Couture to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company currently estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $45 - $55 million.

Juicy Couture sells its products predominantly through select specialty stores such as Scoop, Barney's, Bergdorf Goodman, Henri Bendel and Fred Segal. Department store distribution is limited to upscale purveyors such as Neiman Marcus, Saks Fifth Avenue, Bloomingdale's, Marshall Field's and Nordstrom. The Company also has agreements with international distributors in Europe, Canada and Asia. Juicy Couture products are available in over 840 specialty stores and approximately 280 department stores throughout the United States, as well as over 300 stores internationally. Juicy Couture primarily targets the fashion-conscious woman between the ages of 18 and 45, as well as aspirational teens and baby boomers. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.


3. ACQUISITIONS AND LICENSING COMMITMENTS

On September 30, 2002, the Company acquired 100 percent of the equity interest of Ellen Tracy, Inc., which was a privately held fashion apparel company, and its related companies (collectively, "Ellen Tracy") for a purchase price of approximately $175.6 million, including the assumption of debt. Ellen Tracy designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at "bridge" price points which are somewhat higher than the Company's core better-priced businesses. Brands include Ellen Tracy, Linda Allard Ellen Tracy and Company Ellen Tracy. Ellen Tracy achieved net sales of approximately $171 million in 2001. The fair market value of assets acquired was $89.3 million (including (i) $60.3 million of trademarks and (ii) a reduction of $1.1 million from December 28, 2002 primarily due to a change in a deferred tax asset) and liabilities assumed were $44.1 million resulting in goodwill of approximately $130.4 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for the Company's Mexx business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate as of April 5, 2003); and (c) a contingent payment

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

equal to 28% of the equity value of Mexx Canada to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment would be in the range of approximately 35 - 45 million Canadian dollars (or $24 - 31 million based on the exchange rate as of April 5, 2003). The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

In June 2002, the Company consummated an exclusive license agreement with Kellwood Company ("Kellwood") under which Kellwood was granted the license to design, manufacture, market, sell and distribute men's dress shirts under the Claiborne label in North America commenced with the Spring 2003 selling season. The line, which will be produced by Kellwood's subsidiary, Smart Shirts Ltd., a global manufacturer of men's shirts, was previously produced and sold by the Company's Claiborne Men's division. Under the agreement, Kellwood is obligated to pay a royalty equal to a percentage of net sales of the Claiborne products. The initial term of the license runs through December 31, 2005; the licensee has an option to renew for two additional 3-year periods if certain sales thresholds are met.

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


4. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                        Three Months Ended
                                                  ------------------------------
                                                   (14 Weeks)      (13 Weeks)
                                                    April 5,        March 30,
(Dollars in thousands)                                2003            2002
----------------------                            ------------------------------
Net income                                         $     64,132    $     50,913
Other comprehensive income (loss), net of tax:
      Foreign currency translation gain (loss)            6,621          (3,176)
      Foreign currency translation of Eurobond          (10,413)          4,919
      Changes in unrealized gains on securities           1,191           2,437
      Changes in fair value of cash flow hedges           1,680              --
                                                   ------------    ------------
Total comprehensive income, net of tax             $     63,211    $     55,093
                                                   ============    ============

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Accumulated other comprehensive income (loss) consists of the following:

                                                        April 5,      December 28,      March 30,
(Dollars in thousands)                                    2003            2002            2002
----------------------                               ----------------------------------------------
Foreign currency translation (loss)                   $    (25,436)   $    (21,644)   $       (405)
(Losses) on cash flow hedging derivatives                   (4,429)         (6,109)           (250)
Unrealized gains (losses) on securities                        627            (564)           (511)
                                                      ------------    ------------    ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (29,238)   $    (28,317)   $     (1,166)
                                                      ============    ============    ============


5. MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at April 5, 2003, December 28, 2002 and March 30, 2002:

                                            April 5, 2003
                          ----------------------------------------------------
                                             Unrealized           Estimated
                                       -------------------------
(Dollars in thousands)         Cost      Gains         Losses     Fair Value
----------------------    ----------------------------------------------------
Equity securities           $  29,000  $    4,450    $       --  $     33,450
Other holdings                  8,708          --        (3,470)        5,238
                            ---------  ----------    ----------  ------------
Total                       $  37,708  $    4,450    $   (3,470) $     38,688
                            =========  ==========    ==========  ============

                                          December 28, 2002
                          ----------------------------------------------------
                                             Unrealized           Estimated
                                       -------------------------
(Dollars in thousands)         Cost      Gains         Losses     Fair Value
----------------------    ----------------------------------------------------
Equity securities           $  29,000  $    2,590    $       --  $     31,590
Other holdings                  8,689          --        (3,471)        5,218
                            ---------  ----------    ----------  ------------
Total                       $  37,689  $    2,590    $   (3,471) $     36,808
                            =========  ==========    ==========  ============

                                           March 30, 2002
                          ----------------------------------------------------
                                             Unrealized           Estimated
                                       -------------------------
(Dollars in thousands)         Cost      Gains         Losses     Fair Value
----------------------    ----------------------------------------------------
Equity securities           $  29,000  $    1,105    $       --  $     30,105
Other holdings                  8,618          --        (1,903)        6,715
                            ---------  ----------    ----------  ------------
Total                       $  37,618  $    1,105    $   (1,903) $     36,820
                            =========  ==========    ==========  ============

For the three months ended April 5, 2003 and March 30, 2002, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended April 5, 2003 and March 30, 2002 were a gain of $1,191,000 (net of $670,000 in taxes) and a gain of $2,437,000 (net of $1,371,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.


6. INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                    April 5,      December 28,      March 30,
(Dollars in thousands)                2003            2002            2002
----------------------          ------------------------------------------------
Raw materials                     $     24,256    $     26,069    $     22,698
Work in process                          5,275           5,824           4,764
Finished goods                         422,754         429,261         388,301
                                  ------------    ------------    ------------
                                  $    452,285    $    461,154    $    415,763
                                  ============    ============    ============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                   April 5,      December 28,      March 30,
(Dollars in thousands)               2003            2002            2002
----------------------          ------------------------------------------------
Land and buildings                $    140,311    $    140,311    $    144,300
Machinery and equipment                315,101         313,161         303,421
Furniture and fixtures                 122,644         122,815          99,857
Leasehold improvements                 244,100         235,859         210,578
                                  ------------    ------------    ------------
                                       822,156         812,146         758,156
Less: Accumulated depreciation
      and amortization                 438,420         433,843         402,340
                                  ------------    ------------    ------------
                                  $    383,736    $    378,303    $    355,816
                                  ============    ============    ============


8. GOODWILL AND INTANGIBLES, NET

In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. As required under SFAS No. 142, the Company completed its transitional impairment tests as of December 29, 2001 and its annual impairment test as of the first day of the third quarter of fiscal 2002. No impairment was recognized.

The following table discloses the carrying value of all the intangible assets:

                                   April 5,      December 28,      March 30,
(Dollars in thousands)               2003            2002            2002
----------------------          ------------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks            $     42,849    $     42,849    $     42,849
   Merchandising rights                 74,123          73,920          83,371
                                  ------------    ------------    ------------
     Subtotal                     $    116,972    $    116,769    $    126,220
                                  ------------    ------------    ------------
Accumulated Amortization:
   Licensed trademarks            $    (11,115)   $    (10,184)   $     (6,541)
   Merchandising rights                (46,107)        (42,064)        (44,697)
                                  ------------    ------------    ------------
     Subtotal                     $    (57,222)   $    (52,248)   $    (51,238)
                                  ------------    ------------    ------------
Net:
   Licensed trademarks            $     31,734    $     32,665    $     36,308
   Merchandising rights                 28,016          31,856          38,674
                                  ------------    ------------    ------------
Total amortized intangible
   assets, net                    $     59,750    $     64,521    $     74,982
                                  ============    ============    ============

Unamortized intangible assets:
Owned trademarks                  $    162,056    $    162,056    $     13,140
                                  ------------    ------------    ------------
Total intangible assets           $    221,806    $    226,577    $     88,122
                                  ============    ============    ============

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Intangible amortization expense was $5.0 million for each of the three months ended April 5, 2003 and March 30, 2002.

The estimated intangible amortization expense for the next five years is as follows:

                                              (In thousands)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2003                                              $18.7
2004                                               14.1
2005                                                7.6
2006                                                3.1
2007                                                2.4

The changes in carrying amount of goodwill for the three months ended April 5, 2003 are as follows:

                                                       Wholesale       Wholesale
(Dollars in thousands)                                  Apparel       Non-Apparel        Total
----------------------                              ------------------------------------------------
Balance December 28, 2002                             $    469,050    $      9,819    $    478,869
   Reversal of unused purchase accounting reserves          (3,311)             --          (3,311)
   Translation difference                                    1,870              --           1,870
   Additional purchase price of Ellen Tracy                  1,137              --           1,137
                                                      ------------    ------------    ------------
Balance April 5, 2003                                 $    468,746    $      9,819    $    478,565
                                                      ============    ============    ============

There is no goodwill recorded in our retail segment.


9. DEBT

On August 7, 2001, the Company issued 350 million Euro (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of 180-day unsecured credit facility, the proceeds of which were primarily used to finance the Company's acquisition of Mexx on May 23, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. As of April 5, 2003, December 28, 2002 and March 30, 2002, the balance outstanding of these bonds was 350 million Euro ($375.6 million at the exchange rate in effect on April 5, 2003). These bonds are designated as a hedge of our net investment in Mexx. As of April 5, 2003, Accumulated other comprehensive income (loss) reflects approximately $66 million in unrealized exchange rate losses related to these bonds.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 5, 2003, the Company had approximately $59.5 million of commercial paper outstanding, with a weighted average

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

interest rate of 1.4% and $35.0 million of borrowings denominated in foreign currencies at an interest rate of 3.3%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The borrowings under the Agreement are classified as long-term debt as of April 5, 2003 as the Company intends to refinance such obligations on a long-term basis and believes it is able to do so.

As of April 5, 2003, the Company had lines of credit aggregating $498 million, which were primarily available to cover trade letters of credit. At April 5, 2003, December 28, 2002 and March 30, 2002, the Company had outstanding trade letters of credit of $288 million, $291 million and $207 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. Substantially all of the Company's debt will mature in 2003 with the exception of the $375.6 million of Eurobonds, which mature in 2006.


10. CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated
Statements of Income. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 16 of Notes to Condensed Consolidated Financial Statements). As a result of the structure of the third-party lessor, the synthetic lease arrangements are being amended to comply with the requirements of FIN 46. These amendments are not expected to have a material impact on the Company's financial statements. If the arrangements are not amended by July 5, 2003, the end of the second quarter, the synthetic lease may fail to qualify for off-balance sheet treatment.

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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to be held on March 22, 2003, to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. The Fairness Hearing was held on March 22, 2003. At the conclusion, the Court reserved final decision on whether to approve the settlement agreements and the September 2002 settlement. On April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing with Prejudice the Brylane Action. The Company believes that implementation of the terms of the approved settlement will not have a material adverse effect on its financial position or results of operations.


11. RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of all 22 domestic Liz Claiborne brand specialty stores, offset by $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that are no longer required. This determination to close the stores is intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge includes costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million is expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of April 5, 2003 was $8.7 million. The Company expects that these activities will be substantially complete by December 2003.

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the changes in the restructuring reserves is as follows:

                                                                                       Estimated
                                                                      Operating &      Occupancy
                                                     Store Closure  Administrative   Costs & Asset
(Dollars in millions)                                    Costs        Exit Costs      Write Downs        Total
---------------------                               ----------------------------------------------------------------
Balance at December 28, 2002                             $  7.8          $  1.1          $  2.5          $ 11.4
   Spending for three months ended April 5, 2003           (0.8)           (0.5)           (1.4)           (2.7)
                                                         ------          ------          ------          ------
Balance at April 5, 2003                                 $  7.0          $  0.6          $  1.1          $  8.7
                                                         ======          ======          ======          ======

12. EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                  ------------------------------
                                                    April 5,        March 30,
(Amounts in thousands)                                2003            2002
----------------------                            ------------------------------
Weighted average common shares outstanding              106,299         104,732
Effect of dilutive securities:
    Stock options and restricted stock grants             1,661           1,457
                                                   ------------    ------------
Weighted average common shares outstanding and
    common share equivalents                            107,960         106,189
                                                   ============    ============


13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended April 5, 2003, the Company made income tax payments of $22,165,000 and interest payments of $366,000. During the three months ended March 30, 2002, the Company made income tax payments of $4,467,000 and interest payments of $947,000.


14. SEGMENT REPORTING

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

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2002 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the

                                                                              18
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                          For the Three Months Ended April 5, 2003
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Sales from external customers            $   775,803    $   121,386    $   171,768    $     6,642    $ 1,075,599
   Intercompany sales                            55,310          7,384             --        (62,694)            --
                                            -----------    -----------    -----------    -----------    -----------
     Total net sales                        $   831,113    $   128,770    $   171,768    $   (56,052)   $ 1,075,599
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Segment operating income (loss)
     from external customers                $    88,670    $     9,102    $     5,118    $     4,575    $   107,465
   Intercompany segment operating
     income (loss)                                3,641          1,237             --         (4,878)            --
                                            -----------    -----------    -----------    -----------    -----------
     Total operating income (loss)          $    92,311    $    10,339    $     5,118    $      (303)   $   107,465
                                            ===========    ===========    ===========    ===========    ===========

                                                          For the Three Months Ended March 30, 2002
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Sales from external customers            $   636,522    $   106,224    $   146,432    $     3,715    $   892,893
   Intercompany sales                            43,797          4,013             --        (47,810)            --
                                            -----------    -----------    -----------    -----------    -----------
     Total net sales                        $   680,319    $   110,237    $   146,432    $   (44,095)   $   892,893
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Segment operating income (loss)
     from external customers                $    75,550    $     7,013    $     1,723    $     1,160    $    85,446
   Intercompany segment operating
     income (loss)                                1,434          1,568             --         (3,002)            --
                                            -----------    -----------    -----------    -----------    -----------
     Total operating income (loss)          $    76,984    $     8,581    $     1,723    $    (1,842)   $    85,446
                                            ===========    ===========    ===========    ===========    ===========

                                            April 5,     December 28,    March 30,
(Dollars in thousands)                        2003           2002           2002
----------------------                   ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                       $ 1,785,432    $ 1,505,014    $ 1,565,283
   Wholesale Non-Apparel                       203,596        176,728        198,477
   Retail                                      447,898        430,201        388,965
   Corporate                                   168,377        460,605        184,915
   Eliminations                               (277,196)      (276,230)      (291,838)
                                           -----------    -----------    -----------
     Total assets                          $ 2,328,107    $ 2,296,318    $ 2,045,802
                                           ===========    ===========    ===========

                                                                              19
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GEOGRAPHIC DATA:
                                          Three Months Ended
                                     -----------------------------
                                       April 5,      March 30,
(Dollars in thousands)                   2003           2003
----------------------               -----------------------------
NET SALES:
   Domestic sales                     $   854,033    $   741,839
   International sales                    221,566        151,054
                                      -----------    -----------
     Total net sales                  $ 1,075,599    $   892,893
                                      ===========    ===========

OPERATING INCOME:
   Domestic operating income          $    90,461    $    73,942
   International operating income          17,004         11,504
                                      -----------    -----------
     Total operating income           $   107,465    $    85,446
                                      ===========    ===========

                                       April 5,     December 28,    March 30,
(Dollars in thousands)                   2003           2002           2002
----------------------               -------------------------------------------
TOTAL ASSETS:
   Domestic assets                    $ 1,683,724    $ 1,648,986    $ 1,554,303
   International assets                   644,383        647,332        491,499
                                      -----------    -----------    -----------
     Total assets                     $ 2,328,107    $ 2,296,318    $ 2,045,802
                                      ===========    ===========    ===========


15. ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At April 5, 2003, the Company had entered into various Euro currency collars with a net notional amount of $80.0 million, maturity dates from June 2003 through December 2003 and values ranging between 1.05 and 1.10 U.S. dollar per Euro as compared to $80 million at December 28, 2002 and $55 million at March 30, 2002. At April 5, 2003, the Company had forward contracts maturing through December 2003 to sell 23.8 million Euro. The notional value of the foreign exchange forward contracts was approximately $23.0 million at April 5, 2003, as compared with approximately $61.0 million at December 28, 2002 and approximately $5.6.million at March 30, 2002. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately ($1.8) million at April 5, 2003, approximately ($5.2) million at December 28, 2002 and approximately $27,000 at March 30, 2002.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 5, 2003.


16. NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 on its results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that FIN 45 will have a material impact on its financial statements.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. As previously discussed, the Company is amending the terms of the synthetic lease to comply with the provisions of FIN 46. The Company does not believe that these amendments will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners; this segment includes our core LIZ CLAIBORNE (career and casual, which includes COLLECTION, LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS, VILLAGER and J.H. COLLECTIBLES), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE) businesses, as well as our licensed DKNY(R)JEANS, DKNY(R)ACTIVE, and CITY DKNY(R)businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 216 specialty retail stores, 255 outlet stores and 468 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE specialty retail stores and the test openings of SIGRID OLSEN and MEXX store formats in the United States (see Note 11 of Notes to Condensed Consolidated Financial Statements).

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations" in Note 14 of Notes to Condensed Consolidated Financial Statements.

We also present our results on the following geographic basis:
o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     --------
     stores located in the United States; and
o    International:  wholesale customers and Company specialty retail and outlet
     -------------
     stores and concession stores located outside of the United States, primarily Mexx Group B.V. ("MEXX") and MEXX Canada.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. Please refer to Note 14 of Notes to Condensed Consolidated Financial Statements.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the average exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment equal to 28% of the equity value of MEXX Canada to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected the payment would be in the range of 35 - 45 million Canadian dollars (or $24 - 31 million based on the exchange rate in effect at April 5, 2003). Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On September 30, 2002, we acquired 100 percent of the equity interest of Ellen Tracy, Inc., which was a privately held fashion apparel company, and its related companies (collectively "Ellen Tracy") for a purchase price of approximately $175.6 million, including the assumption of debt. Ellen Tracy designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at bridge price points which are somewhat higher than the Company's core better-priced businesses. Brands include ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY. Ellen Tracy achieved net sales of approximately $171 million in 2001. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"). Based in southern California, JUICY COUTURE is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. JUICY COUTURE sells its products predominantly through select specialty stores and upscale department stores. JUICY COUTURE had sales of approximately $47 million in 2002. The total purchase price consisted of (i) an initial payment, including the assumption of debt, of approximately $42.7 million before adjustments, and
(ii) a contingent payment equal to 30% of the equity value of JUICY COUTURE to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $45-$55 million. Unaudited proforma information related to this acquisition is not included as the impact of this transaction is not material to our consolidated results.


THREE MONTHS ENDED APRIL 5, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002
------------------------------------------------------------------------------

The following table sets forth our operating results for the three months ended April 5, 2003 (comprised of 14 weeks) compared to the three months ended March 30, 2002 (comprised of 13 weeks):

                                                          Three months ended                   Variance
                                                   -----------------------------------------------------------------
                                                       April 5,       March 30,
Dollars in millions                                      2003            2002             $               %
-------------------                                -----------------------------------------------------------------

Net Sales                                             $   1,075.6     $     892.9     $     182.7        20.5%

Gross Profit                                                455.8           366.1            89.7        24.5%

Selling, general and administrative expenses                348.3           280.7            67.6        24.1%

Operating Income                                            107.5            85.4            22.1        25.9%

Other (expense) income-net                                   (0.3)            0.2            (0.5)     (250.0)%

Interest (expense) income-net                                (6.7)           (6.1)            0.6         9.8%

Provision for income taxes                                   36.4            28.6             7.8        27.3%

Net Income                                                   64.1            50.9            13.2        25.9%

Net Sales
---------
Net sales for the first quarter of 2003 were $1,075.6 million, an increase of $182.7 million, or 20.5% over net sales for the first quarter of 2002. The acquisitions of ELLEN TRACY and MEXX CANADA added approximately $58 million in net sales during the quarter. Approximately $36 million of the quarter increase was due to the impact of currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro. Additionally, the first quarter of 2003 was 14 weeks long, as compared to 13 weeks in 2002; we do not believe this extra week had a material impact on our overall sales results for the quarter. Net sales results for our business segments are provided below:

Wholesale Apparel net sales increased $139.3 million, or 21.9%, to $775.8
-----------------
million.
o    The increase was primarily due to the following:
     - The inclusion of $44.7 million of sales of our recently acquired Ellen Tracy business (acquired in September 2002).
     - A $34.9 million sales increase in our Special Markets business primarily reflecting the introduction of our J.H. COLLECTIBLES, CRAZY HORSE COLLECTION and Women's and Men's AXCESS lines.
     - A $23.9 million sales increase in our non-domestic businesses resulting from currency exchange rate fluctuations;
o The remainder of our Wholesale Apparel businesses in aggregate experienced a net increase of approximately $35.8 million, reflecting increases in our MEXX, SIGRID OLSEN, CLAIBORNE Men's, LUCKY BRAND DUNGAREES and Men's DKNY(R) JEANS and ACTIVE businesses primarily as a result of higher volume reflecting higher demand compared to the prior year, partially offset by a slight decrease in our core LIZ CLAIBORNE businesses.

Wholesale  Non-Apparel net sales  increased  $15.2 million,  or 14.3%, to $121.4
----------------------
million.
o The increase was due to an aggregate increase of $15.4 million in our LIZ CLAIBORNE Jewelry and Handbags businesses, due primarily to higher unit volume resulting from higher demand. There was also a small increase in our Fashion Accessories and MONET businesses.
o These increases were partially offset by a sales decrease in our Cosmetics business, resulting from lower unit sales due to reduced demand.

Retail net sales increased $25.3 million, or 17.3%, to $171.8 million.
------
o    The increase reflected the following:
     - A $13.8 million increase in sales of our MEXX stores, due primarily to the effect of currency exchange rate fluctuations resulting from the stronger Euro and the net addition of 35 new MEXX concession stores and two MEXX Outlet stores;
     - The inclusion of $6.0 million of sales from our 27 recently acquired MEXX Canada stores (acquired in July 2002);
     - Increases from our LUCKY BRAND DUNGAREES Specialty Retail business due to the addition of 11 new stores over the last twelve months;
     - The inclusion of $3.9 million of sales from the recently acquired ELLEN TRACY Outlet stores (acquired in September 2002); and
     - A 1.1% increase in Specialty Retail store comparable store sales. Excluding the extra week in the 2003 first quarter, comparable store sales would have declined 5.0% from the 2002 first quarter.
o The increases were partially offset by the following decreases (inclusive of our international stores):
     - An approximate 4% decline in our Outlet stores comparable store sales, reflecting reduced inventory available to the outlet stores as a result of our inventory control initiatives as well as an general decline in retail traffic. Excluding the extra week in the 2003 first quarter, outlet store comparable store sales would have been down 9.6%; and
     - A decline in our Specialty Retail store sales, due to the closing of 20 LIZ CLAIBORNE Specialty Retail stores in the last twelve months.
We ended the quarter with a total of 255 Outlet stores, 216 Specialty Retail stores and 468 international concession stores.

Domestic net sales increased by $112.2 million, or 15.1%, to $854.0 million for
--------
the reasons previously discussed. International net sales increased $70.5
                                  -------------
million, or 46.7% (to $221.6 million), due principally to an increase in sales of our MEXX business as previously discussed and the inclusion of $9.7 million of sales of our MEXX Canada business (acquired in July 2002). As previously stated, approximately $36 million of the increase was due to the impact of currency exchange rate fluctuations.

Gross Profit
------------
Gross profit dollars increased $89.7 million, or 24.5%, in the first quarter of 2003 over the first quarter of 2002. Gross profit as a percent of net sales (referred to as "gross profit rate") increased to 42.4% in 2003 from 41.0% in 2002. The increasing gross profit rate reflected improved Company-wide inventory management (including continued improvement in the matching of our production orders with our customer orders through the use of new systems and revamped business processes) and continued lower unit sourcing costs, as a result of the continued consolidation and optimization of our worldwide supplier base, in combination with current favorable market conditions as a result of ongoing excess offshore sourcing capacity. The Company's gross profit rate also benefited from a higher proportion of full-priced sales in our LIZ CLAIBORNE Jewelry and MONET businesses, from higher margins in our Outlet stores, and the inclusion of ELLEN TRACY and MEXX CANADA as well as sales growth in our MEXX business, all of which run at a higher gross margin rate than the Company average. These increases were partially offset by higher promotional activity at retail which resulted in higher than planned markdowns.

SG&A
----
SG&A increased $67.6 million, or 24.1%, in the first quarter of 2003 over the first quarter of 2002. These expenses as a percent of net sales (referred to as "SG&A rate") increased to 32.4% in 2003 from 31.4% in 2002. The SG&A rate increase primarily reflected increased expenses in our relatively higher-cost Retail segment and reduced comparable store sales in the outlet stores, as well as a lower proportion of sales represented by our relatively lower-cost Casual business. Also contributing to the SG&A rate increase were the acquisitions of ELLEN TRACY and MEXX CANADA and growth in our MEXX Europe business, as these businesses operate at SG&A rates higher than the Company average. The increase in our SG&A expense was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives, as well as lower SG&A costs and rates in our Special Markets businesses.

Operating Income
----------------
As a result of the factors described above, operating income for the first quarter of 2003 was $107.5 million, an increase of $22.1 million, or 25.9%, over last year. Operating income as a percent of net sales increased to 10.0% in 2003 compared to 9.6% in 2002. Operating income by business segment is provided below:
o    Wholesale Apparel operating profit increased $13.1 million to $88.7 million
     -----------------
     (11.4% of net sales) in 2003 compared to $75.6 million (11.9% of net sales) in 2002, principally reflecting the inclusion of our recently acquired ELLEN TRACY business and increased profits in our Special Markets business, due primarily to the introduction of the J.H. COLLECTIBLES, CRAZY HORSE Collection and Men's AXCESS lines, as well as in our SIGRID OLSEN and LAUNDRY businesses, partially offset by reduced profits in our core LIZ CLAIBORNE and Women's DKNY(R) JEANS and ACTIVE and CITY DKNY(R) businesses due to increased promotional activity.
o    Wholesale  Non-Apparel  operating  profit  increased  $2.1  million to $9.1
     ----------------------
     million (7.5% of net sales) in 2003 compared to $7.0 million (6.6% of net sales) in 2002, principally due to increases in our Handbags and Jewelry businesses partially offset by a decrease in our Cosmetics business.
o    Retail operating profit increased $3.4 million to $5.1 million (3.0% of net
     ------
     sales) in 2003 compared to $1.7 million (1.2% of net sales) in 2002, principally reflecting increased gross profit rates in our Outlet stores, an increase in profits from our MEXX Retail stores and the inclusion of profits from our recently acquired MEXX Canada Retail stores, partially offset by increased losses in our LIZ CLAIBORNE and ELISABETH Specialty Stores.
Domestic  operating  profit  increased  by $16.5  million,  or  22.3%,  to $90.5
--------
million, due to the improvements in gross profit discussed above.  International
                                                                   -------------
operating profit increased $5.5 million, or 47.8% to $17.0 million primarily due to increased profits from our MEXX business.

Net Other Expense
-----------------
Net other expense in the first quarter of 2003 was $0.3 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to net other income of $0.2 million in 2002, comprised of other non-operating income, partially offset by minority interest expense.

Net Interest Expense
--------------------
Net interest expense in the first quarter of 2003 was $6.7 million, compared to $6.1 million in 2002, both of which were principally comprised of interest expense on the Eurobond offering and other borrowings incurred to finance our acquisition of MEXX and our other strategic initiatives including costs associated with our acquisitions and capital expenditures. Interest expense increased primarily as a result of currency exchange rate fluctuations.

Provision for Income Taxes
--------------------------
The provision for income taxes in the first quarter reflected a slightly increased income tax rate at 36.2% versus 36.0% in the prior year due to an increase in taxes from foreign operations.

Net Income
----------
Net income increased in the first quarter of 2003 to $64.1 million, or 6.0% of net sales, from $50.9 million in the first quarter of 2002, or 5.7% of net sales, due to the factors described above. Diluted earnings per common share increased 22.9% to $0.59 in 2003, up from $0.48 in 2002. Our average diluted shares outstanding increased by 1.8 million shares in the first quarter of 2003 on a period-to-period basis, to 108.0 million, as a result of the exercise of stock options and the effect of dilutive securities. Since the end of 2002, we have not purchased any additional shares under our buyback program. As of April 5, 2003, we have $218.3 million remaining in buyback authorization under our share repurchase program.


FORWARD OUTLOOK
---------------

The economic and retail environments continue to be uncertain and challenging. Accordingly, we are proceeding prudently and conservatively in planning our business going forward. Looking forward, for the second quarter of 2003, we are optimistic that we can achieve a sales increase of 10 - 13% and EPS in the range of $0.39 - $0.41. For fiscal 2003, we are forecasting a sales increase of 9 - 11% and EPS in the range of $2.49 - $2.55. The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected increased sales, investment in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. In 2003 and 2002, we also required cash to fund our acquisition program. Sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, securities on hand, our commercial paper program and bank lines of credit; in 2001, we issued Euro-denominated bonds (the "Eurobonds") to fund our acquisition of MEXX.

We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our future liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of the Company's products, which may impact the Company's financial performance, maintenance of the Company's investment grade credit rating, as well as interest rate and exchange rate fluctuations.

We ended the first quarter of 2003 with $110.8 million in cash and marketable securities, compared to $276.3 million and $109.9 million at December 28, 2002 and March 30, 2002, respectively, and with $475.7 million of debt outstanding compared to $399.7 million and $401.6 million at December 28, 2002 and March 30, 2002, respectively. This $241.5 million and $73.2 million increase in our debt net of cash position over the last three and twelve months, respectively, is attributable to the 2002 acquisitions of ELLEN TRACY and MEXX CANADA, as well as additional payments made in connection with the acquisition of Lucky Brand Dungarees as discussed below and the differences in working capital due to the factors discussed below.

Accounts receivable decreased $10.1 million, or 1.8%, at the end of first quarter 2003 compared to the end of first quarter 2002, due to improvements made in our days' sales outstanding as well as the timing of shipments made during the quarter. Accounts receivable increased $184.7 million, or 49.9%, at April 5, 2003 compared to December 28, 2002 due to the timing of shipments and increases in sales.

Inventories increased $36.5 million, or 8.8%, at the end of first quarter 2003 compared to the end of first quarter 2002, and decreased $8.9 million, or 1.9% at April 5, 2003 compared to December 28, 2002. The decrease from December 28, 2002 is a result of our continued conservative planning and inventory control processes and procedures. The increase in inventory from March 30, 2002 is primarily a result of the acquisitions of ELLEN TRACY and MEXX CANADA and the new business lines launched. Our average inventory turnover rate increased to
4.8 times for the 12-month period ended April 5, 2003 from 4.7 times for the 12-month period ended December 28, 2002 and 4.1 times for the 12-month period ended March 30, 2002. The Company continues to take a conservative approach to inventory management through 2003.

Borrowings under our commercial paper and revolving credit facilities peaked at $119.4 million during the first three months of 2003; at April 5, 2003, our borrowings under the these facilities were $94.5 million.

Net cash used by operating activities was $174.5 million in the first three months of 2003, compared to $60.7 million used in 2002. This $113.8 million change in cash flow was primarily due to $275.0 million use of cash for working capital in 2003 compared to $142.5 million in 2002, driven primarily by year-over-year changes in the accounts receivable, accounts payable and inventory balances, partially offset by the increase in net income of $13.2 million in the first three months of 2003 from the first three months of 2002.

Net cash used in investing activities was $69.1 million in the first three months of 2003, compared to $26.0 million in 2002. The 2003 net cash used primarily reflected capital and acquisition related expenditures of $67.1 million; 2002 net cash used primarily reflected $25.7 million in capital expenditures. In March of 2003 we made additional payments of $25 million and
26.4 million Canadian dollars ($17.9 million based on the exchange rate in effect at April 5, 2003) in connection with the acquisitions of Lucky Brand Dungarees and Mexx Canada in accordance with the terms of the purchase agreements.

Net cash provided by financing activities was $71.4 million in the first three months of 2003, compared to $30.4 million in 2002. The $41.0 million year over year increase primarily reflected the issuance of $64.5 million of commercial paper.

Our anticipated capital expenditures for 2003 approximate $95 million, of which $24.0 million has been expended through April 5, 2003. These expenditures consisted primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 5, 2003, the Company had approximately $59.5 million of commercial paper outstanding, with a weighted average interest rate of 1.4% and $35.0 million of borrowings denominated in foreign currencies at an interest rate of 3.3%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The borrowings under the Agreement are classified as long-term debt as of April 5, 2003 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. Each facility has a lease term of five years, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity in excess of 3.5% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated
Statements of Income. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 16 of Notes to Condensed Consolidated Financial Statements). As a result of the structure of the third-party lessor, the synthetic lease arrangements are being amended to comply with the requirements of FIN 46. These amendments are not expected to have a material impact on the Company's financial statements. If the arrangements are not amended by July 5, 2003, the end of the second quarter, the synthetic lease may fail to qualify for off-balance sheet treatment.

As of April 5, 2003, the Company had lines of credit aggregating $498 million, which were primarily available to cover trade letters of credit. At April 5, 2003, December 28, 2002 and March 30, 2002, the Company had outstanding trade letters of credit of $288 million, $291 million and $207 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values. Substantially all of the Company's debt will mature in 2003 with the exception of the $375.6 million of Eurobonds, which mature in 2006.

At April 5, 2003, the Company had entered into various Euro currency collars with a net notional amount of $80.0 million with maturity dates from June 2003 through December 2003 with values of between 1.05 and 1.10 U.S. dollar per Euro as compared to $80 million at December 28, 2002 and $55 million at March 30, 2002. At April 5, 2003, the Company had forward contracts maturing through December 2003 to sell 23.8 million Euro. The notional value of the foreign exchange forward contracts was approximately $23.0 million at April 5, 2003, as compared with approximately $61.0 million at December 28, 2002 and approximately $5.6 million at March 30, 2002. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately ($1.8) million at April 5, 2003, approximately ($5.2) million at December 28, 2002 and approximately $27,000 at March 30, 2002.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 5, 2003.

The Company may be required to make additional payments in connection with its acquisitions (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K.

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

Accounts Receivable - Trade, Net
--------------------------------

In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of unsaleable products as well as allowable customer markdowns and operational charge backs, net of historical recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts
Receivable - Trade, Net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of historic recoveries and the evaluation of current market conditions.

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

The Company hedges its net investment position in Euro. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation adjustment, a component of Accumulated other comprehensive income
(loss), to offset the change in the value of the net investment being hedged.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for fiscal 2003, any fiscal quarter of fiscal 2003 or any other future period, including those herein under the heading "Future Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

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

Economic, Social and Political Factors
--------------------------------------
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees, including its union employees;
o Work stoppages by any Company suppliers or service providers, such as, for example, the recent West Coast port workers lock-out, or by the Company's union employees;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth in our 2002 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks."

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

We finance our capital needs through available cash and marketable securities, operating cash flow, letters of credit, commercial paper issuances, synthetic lease and bank revolving credit facilities and other credit facilities. Our commercial paper program, floating rate bank revolving credit facility and bank lines expose us to market risk for changes in interest rates. We believe that our Eurobond offering and the interest rate swap agreements, which are fixed rate obligations, partially mitigate the risks with respect to variable interest rates given that, as a general matter, fixed rate debt reduces the risk of potentially higher variable rates.

The acquisitions of MEXX and MEXX Canada, which transact business in foreign currencies, have increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and average rate foreign currency options to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of transactions with our non-U.S. subsidiaries, which now include MEXX and MEXX Canada. Gains and losses on any ineffective portion of these contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction affects earnings.

As part of the European Economic and Monetary Union, a single currency (the "Euro") has replaced the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one was obliged to use the Euro before July 2002. In keeping with this rule, the Company is currently using the Euro for invoicing and payments. The transition to the Euro did not have a material adverse effect on the business or consolidated financial condition of the Company.

At April 5, 2003, the Company had $77.1 million of long-term floating rate debt, representing 17% of our total long-term debt outstanding as of such date. Our average variable rate borrowing for the three months ended April 5, 2003 was $38.0 million, with an average interest rate of 2.31%. If the three months' average rate increased or decreased by 10%, our interest expense would have changed by $23,000; accordingly, we do not believe that our exposure to interest rate changes is material.

Reference is also made to our 2002 Annual Report on Form 10-K, under the heading "Certain Interest Rate and Foreign Currency Risks."

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contract entered into or modified after June 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 on its results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that FIN 45 will have a material impact on its financial statements.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. As previously discussed, the Company is amending the terms of the synthetic lease to comply with the provisions of FIN 46. The Company does not believe that these amendments will have a material impact on its financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. Please refer to Note 10 and Note 24 of Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K.

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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. To date, eighteen other apparel companies have also settled these claims. As part of the settlement, the Company has since been named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), initially brought in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Actions but does not include RICO and certain of the other claims alleged in those Actions. The action filed against the Company will remain inactive unless the settlement is not finally approved by the Federal Court. The agreements concluded by the Company and other retailers are subject to federal court approval, which has been delayed by virtue of the Hawaii District Court's June 23, 2000 decision to transfer the Federal Action to Saipan. Plaintiffs petitioned the Ninth Circuit Court of Appeals for the Writ of Mandamus reversing that ruling. On March 22, 2001, the Court of Appeals denied Plaintiff's petition, and the Federal Action and the Brylane Action have been transferred to Saipan. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to be held on March 22, 2003, to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. The Fairness Hearing was held on March 22, 2003. At the conclusion, the Court reserved final decision on whether to approve the settlement agreements and the September 2002 settlement. On April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing with Prejudice the Brylane Action. Management is of the opinion that implementation of the terms of the approved settlement will not have a material adverse effect on the Company's financial position or results of operations.

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

(b)  Current Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the SEC on April 9, 2003 by the Company relating to the acquisition of Travis Jeans Inc.

     A Current Report on Form 8-K was filed with the SEC on May 1, 2003 by the Company relating to the results of operations for the three-month period ended April 5, 2003.

*    Filed herewith.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:             May 16, 2003


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

Date: May 16, 2003

/s/ Paul R. Charron
------------------------
Paul R. Charron
Chairman of the Board and Chief Executive Officer

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

Date: May 16, 2003

/s/ Michael Scarpa
------------------------
Michael Scarpa
Senior Vice President, Chief Financial Officer