Form 10-Q
period 2003-07-05
CLAIBORNE LIZ INC
filed 2003-08-15
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 5, 2003
                                  ----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................to.........................

Commission file number:      1-10689
                            ---------

                               LIZ CLAIBORNE, INC.
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

          Delaware                                            13-2842791
-----------------------------                          -------------------------
      (State or other                                     (I.R.S. Employer
      jurisdiction of                                    Identification No.)
      incorporation)


       1441 Broadway, New York, New York                        10018
-------------------------------------------------      -------------------------
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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 8, 2003 was 108,873,450.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JULY 5, 2003

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of July 5, 2003,
               December 28, 2002 and June 29, 2002.........................  3

         Condensed Consolidated Statements of Income for the Six and
               Three Month Periods Ended July 5, 2003 and June 29, 2002....  4

         Condensed Consolidated Statements of Cash Flows for the Six
               Month Periods Ended July 5, 2003 and June 29, 2002..........  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 34

Item 4.  Controls and Procedures........................................... 35

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 35

Item 4.  Submission of Matters to a Vote of Security Holders............... 36

Item 5.  Other Information................................................. 37

Item 6.  Exhibits and Reports on Form 8-K.................................. 37

SIGNATURES    ............................................................. 38

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                       (Unaudited)                    (Unaudited)
                                                                         July 5,      December 28,      June 29,
                                                                          2003            2002            2002
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    110,221    $    239,524    $    214,953
      Marketable securities                                                 35,058          36,808          48,338
      Accounts receivable - trade, net                                     423,639         370,468         330,629
      Inventories, net                                                     531,706         461,154         436,101
      Deferred income taxes                                                 45,378          45,877          33,141
      Other current assets                                                  82,429          49,340          49,335
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,228,431       1,203,171       1,112,497
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            392,383         378,303         365,011
   Goodwill - Net                                                          513,583         478,869         324,902
   Intangibles - Net                                                       218,817         226,577         174,409
   Other Assets                                                              7,938           9,398          10,441
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,361,152    $  2,296,318    $  1,987,260
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     26,174    $     21,989    $      4,953
      Accounts payable                                                     232,273         252,993         200,090
      Accrued expenses                                                     224,756         283,458         218,900
      Income taxes payable                                                   2,292          26,241           4,545
                                                                      ------------    ------------    ------------
                  Total current liabilities                                485,495         584,681         428,488
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          407,690         377,725         346,402
   Other Non-Current Liabilities                                             7,299           6,412           5,097
   Deferred Income Taxes                                                    39,066          33,709          45,070
   Commitments and Contingencies
   Minority Interest                                                         8,559           7,430           6,206
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       107,630          95,708          97,517
      Retained earnings                                                  2,380,410       2,283,692       2,155,398
      Unearned compensation expense                                         (6,108)        (10,185)        (14,827)
      Accumulated other comprehensive loss                                 (46,145)        (28,317)        (17,359)
                                                                      ------------    ------------    ------------
                                                                         2,612,224       2,517,335       2,397,166

      Common stock in treasury, at cost, 67,580,851, 69,401,831
         and 69,786,416 shares                                          (1,199,181)     (1,230,974)     (1,241,169)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,413,043       1,286,361       1,155,997
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,361,152    $  2,296,318    $  1,987,260
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

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                          Six Months Ended              Three Months Ended
                                                   ---------------------------------------------------------------
                                                      (27 Weeks)     (26 Weeks)      (13 Weeks)      (13 Weeks)
                                                       July 5,        June 29,         July 5,        June 29,
                                                         2003           2002            2003            2002
                                                   ---------------------------------------------------------------

Net Sales                                            $  2,035,016   $  1,682,410    $    959,417    $    789,517

      Cost of goods sold                                1,153,472        963,681         533,642         436,886
                                                     ------------   ------------    ------------    ------------

Gross Profit                                              881,544        718,729         425,775         352,631

      Selling, general & administrative expenses          695,714        566,019         347,410         285,367
                                                     ------------   ------------    ------------    ------------

Operating Income                                          185,830        152,710          78,365          67,264

      Other (expense) income - net                           (556)          (914)           (248)         (1,085)

      Interest expense - net                              (14,823)       (11,613)         (8,187)         (5,547)
                                                     ------------   ------------    ------------    ------------

Income Before Provision for Income Taxes                  170,451        140,183          69,930          60,632

      Provision for income taxes                           61,703         50,466          25,314          21,828
                                                     ------------   ------------    ------------    ------------

Net Income                                           $    108,748   $     89,717    $     44,616    $     38,804
                                                     ============   ============    ============    ============


Net Income per Weighted Average Share, Basic                $1.02          $0.85           $0.42           $0.37
Net Income per Weighted Average Share, Diluted              $1.00          $0.84           $0.41           $0.36

Weighted Average Shares, Basic                            106,814        105,248         107,370         105,648
Weighted Average Shares, Diluted                          108,763        106,897         109,605         107,490

Dividends Paid per Common Share                             $0.11          $0.11           $0.06           $0.06
                                                            =====          =====           =====           =====

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                               5
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                            Six Months Ended
                                                                    --------------------------------
                                                                       (27 Weeks)      (26 Weeks)
                                                                         July 5,        June 29,
                                                                          2003            2002
                                                                    --------------------------------

Cash Flows from Operating Activities:
      Net income                                                      $    108,748    $     89,717
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      51,732          44,978
         Deferred income taxes                                               7,127           6,493
         Other - net                                                        12,955           6,829
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) decrease in accounts receivable - trade            (39,604)         31,560
             (Increase) decrease in inventories                            (59,615)         51,822
             (Increase) in other current assets                            (28,047)        (10,020)
             (Decrease) in accounts payable                                (24,098)        (36,817)
             (Decrease) increase in accrued expenses                       (20,502)          1,376
             (Decrease) in income taxes payable                            (23,973)         (9,021)
                                                                      ------------    ------------
                  Net cash (used in) provided by operating activities      (15,277)        176,917
                                                                      ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                      (40)            (39)
      Purchases of property and equipment                                  (45,891)        (44,158)
      Payments for acquisitions                                            (95,805)             --
      Payments for in-store merchandise shops                               (2,297)         (3,943)
      Other - net                                                            1,025              31
                                                                      ------------    ------------
                  Net cash used in investing activities                   (143,008)        (48,109)
                                                                      ------------    ------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                          4,185           4,953
      Commercial paper - net                                                (6,819)        (77,726)
      Proceeds from exercise of common stock options                        36,046          27,162
      Dividends paid                                                       (12,030)        (11,859)
                                                                      ------------    ------------
                  Net cash provided by (used in) financing activities       21,382         (57,470)
                                                                      ------------    ------------

Effect of Exchange Rate Changes on Cash                                      7,600          15,980
                                                                      ------------    ------------

Net Change in Cash and Cash Equivalents                                   (129,303)         87,318
Cash and Cash Equivalents at Beginning of Period                           239,524         127,635
                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                            $    110,221    $    214,953
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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Therefore, actual results could differ from those estimates. It is possible such changes could occur in the near term.

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

Revenue Recognition
-------------------
Revenue within the Company's wholesale operations is recognized at the time title and the risk of loss passes and merchandise has been shipped from the Company's distribution centers or contractors. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company's historical estimates

                                                                               7
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


of these costs have not differed materially from actual results. Retail store revenues are recognized at the time of sale to consumers. Retail revenues are recorded net of returns. Licensing revenues are accrued at the contractually guaranteed minimum levels.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six-month periods ended July 5, 2003 and June 29, 2002, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
----------------
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, or estimates based on projections and current requirements as appropriate.

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


operations or Accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

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

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
                                                       (27 Weeks)      (26 Weeks)      (13 Weeks)      (13 Weeks)
                                                         July 5,        June 29,         July 5,        June 29,
(In thousands except for per share data)                  2003            2002            2003            2002
----------------------------------------            ----------------------------------------------------------------

Net income:
   As reported                                        $    108,748    $     89,717    $     44,616    $     38,804
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards*, net of tax                8,927           8,422           4,899           4,211
                                                      ------------    ------------    ------------    ------------
   Pro forma                                          $     99,821    $     81,295    $     39,717    $     34,593
                                                      ============    ============    ============    ============
Basic earnings per share:
   As reported                                               $1.02           $0.85           $0.42           $0.37
   Pro forma                                                 $0.94           $0.78           $0.37           $0.33
Diluted earnings per share:
   As reported                                               $1.00           $0.84           $0.41           $0.36
   Pro forma                                                 $0.93           $0.77           $0.37           $0.33

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002 respectively: dividend yield of 0.6% and 0.8%, expected volatility of 38% and 39%, risk free interest rates of 2.5% and 2.7% and expected lives of five years and five years.

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year reflects a 53-week period resulting in a 27-week six-month period, as compared to the 2002 fiscal year, which reflected a 52-week period and 26-week six-month period.

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On July 16, 2003, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on September 15, 2003 to stockholders of record at the close of business on August 25, 2003. As of August 8, 2003, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.


2. ACQUISITIONS AND LICENSING COMMITMENTS

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). Based in Southern California, Juicy Couture is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. Juicy Couture had sales of approximately $47 million in 2002. The total purchase price consists of (i) a payment, including the assumption of debt and fees, of approximately $47.0 million, and (ii) a contingent payment equal to 30% of the equity value of Juicy Couture to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company currently estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $45 - $55 million. Based upon preliminary evaluation information, which is subject to revision, $26.3 million of the purchase price has been allocated to Goodwill.

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

On September 30, 2002, the Company acquired 100 percent of the equity interest of Ellen Tracy, Inc., which was a privately held fashion apparel company, and its related companies (collectively, "Ellen Tracy") for a purchase price of approximately $175.6 million, including the assumption of debt. Ellen Tracy designs, wholesales and markets women's sportswear. Based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at "bridge" price points which are somewhat higher than the Company's core better-priced businesses. Brands include Ellen Tracy, Linda Allard Ellen Tracy and Company Ellen Tracy. Ellen Tracy achieved net sales of approximately $171 million in 2001. The fair market value of assets acquired was $87.1 million (including (i) $60.3 million of trademarks and (ii) a reduction of the fair market value of assets of $1.1 million from December 28, 2002 primarily due to a change in a deferred tax asset) and liabilities assumed were $44.1 million resulting in goodwill of approximately $132.6 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for the Company's Mexx

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


business  and,  in  2001,  had  sales  of  83  million   Canadian   dollars  (or
approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate as of April 5, 2003); and (c) a contingent payment equal to 28% of the equity value of Mexx Canada to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment would be in the range of approximately 35 - 45 million Canadian dollars (or $26 - 34 million based on the exchange rate as of July 5, 2003). The total Goodwill assigned to this acquisition is $34.2 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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

In connection with the May 23, 2001 acquisition of Mexx Group B.V. ("Mexx"), the Company agreed to make a contingent payment equal to 28% of the equity value of Mexx to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment would be in the range of approximately 134 - 144 million Euros ($154 - $165 million based on the exchange rate as of July 5, 2003).


3. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
                                                       (27 Weeks)      (26 Weeks)      (13 Weeks)      (13 Weeks)
                                                         July 5,        June 29,         July 5,        June 29,
(Dollars in thousands)                                    2003            2002            2003            2002
----------------------                              ----------------------------------------------------------------
Net income                                            $    108,748    $     89,717    $     44,616    $     38,804
Other comprehensive income (loss), net of tax:
      Foreign currency translation gain                     22,785          15,980          16,164          19,172
      Foreign currency translation of Eurobond             (36,785)        (36,781)        (26,372)        (41,716)
      Changes in unrealized gains (losses) on
         securities                                         (1,140)          9,796          (2,331)          7,359
      Changes in fair value of cash flow hedges             (2,688)         (1,008)         (4,368)         (1,008)
                                                      ------------    ------------    ------------    ------------
Total comprehensive income, net of tax                $     90,920    $     77,704    $     27,709    $     22,611
                                                      ============    ============    ============    ============

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accumulated other comprehensive income (loss) consists of the following:

                                                         July 5,      December 28,      June 29,
(Dollars in thousands)                                    2003            2002            2002
----------------------                              ------------------------------------------------
Foreign currency translation (loss)                   $    (35,644)   $    (21,644)   $    (22,949)
(Losses) on cash flow hedging derivatives                   (8,797)         (6,109)         (1,258)
Unrealized gains (losses) on securities                     (1,704)           (564)          6,848
                                                      ------------    -------------   ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (46,145)   $    (28,317)   $    (17,359)
                                                      ============    ============    ============


4. MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at July 5, 2003, December 28, 2002 and June 29, 2002:

                                                                             July 5, 2003
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $        160    $         --    $     29,160
Other holdings                                               8,729              --          (2,831)          5,898
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,729    $        160    $     (2,831)   $     35,058
                                                      ============    ============    ============    ============

                                                                           December 28, 2002
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $      2,590    $         --    $     31,590
Other holdings                                               8,689              --          (3,471)          5,218
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,689    $      2,590    $     (3,471)   $     36,808
                                                      ============    ============    ============    ============

                                                                             June 29, 2002
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $     13,525    $         --    $     42,525
Other holdings                                               8,637              --          (2,824)          5,813
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,637    $     13,525    $     (2,824)   $     48,338
                                                      ============    ============    ============    ============

For the three and six months ended July 5, 2003 and June 29, 2002, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended July 5, 2003 and June 29, 2002 were a loss of $2,331,000 (net of $1,320,000 in taxes) and a gain of $7,359,000 (net of
$4,139,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the six months ended July 5, 2003 and June 29, 2002 were a loss of $1,140,000 (net of $650,000 in taxes) and a gain of $9,796,000 (net of $5,510,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                    July 5,       December 28,      June 29,
(Dollars in thousands)               2003             2002            2002
----------------------          ------------------------------------------------
Raw materials                     $     28,931    $     26,069    $     30,073
Work in process                         13,046           5,824           9,121
Finished goods                         489,729         429,261         396,907
                                  ------------    ------------    ------------
                                  $    531,706    $    461,154    $    436,101
                                  ============    ============    ============


6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                        July 5,       December 28,      June 29,
(Dollars in thousands)                                   2003             2002            2002
----------------------                              ------------------------------------------------
Land and buildings                                    $    140,311    $    140,311    $    144,300
Machinery and equipment                                    322,206         313,161         310,898
Furniture and fixtures                                     129,107         122,815         107,584
Leasehold improvements                                     261,698         235,859         222,497
                                                      ------------    ------------    ------------
                                                           853,322         812,146         785,279
Less: Accumulated depreciation
      and amortization                                     460,939         433,843         420,268
                                                      ------------    ------------    ------------
                                                      $    392,383    $    378,303    $    365,011
                                                      ============    ============    ============


7. GOODWILL AND INTANGIBLES, NET

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

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following table discloses the carrying value of all the intangible assets:

                                                        July 5,       December 28,      June 29,
(Dollars in thousands)                                   2003             2002            2002
----------------------                              ------------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks                                $     42,849    $     42,849    $     42,849
   Merchandising rights                                     76,217          73,920          87,231
                                                      ------------    ------------    ------------
     Subtotal                                         $    119,066    $    116,769    $    130,080
                                                      ------------    ------------    ------------
Accumulated Amortization:
   Licensed trademarks                                $    (12,102)   $    (10,184)   $     (7,391)
   Merchandising rights                                    (50,203)        (42,064)        (50,036)
                                                      ------------    ------------    ------------
     Subtotal                                         $    (62,305)   $    (52,248)   $    (57,427)
                                                      ------------    ------------    ------------
Net:
   Licensed trademarks                                $     30,747    $     32,665    $     35,458
   Merchandising rights                                     26,014          31,856          37,195
                                                      ------------    ------------    ------------
Total amortized intangible assets, net                $     56,761    $     64,521    $     72,653
                                                      ============    ============    ============

Unamortized intangible assets:
------------------------------
Owned trademarks                                      $    162,056    $    162,056    $    101,756
                                                      ------------    ------------    ------------
Total intangible assets                               $    218,817    $    226,577    $    174,409
                                                      ============    ============    ============

Intangible amortization expense was $8.1 million for the six months ended July 5, 2003 and $9.3 million for the six months ended June 29, 2002.

The estimated intangible amortization expense for the next five years is as follows:

                                              (In thousands)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2003                                             $ 18.7
2004                                               14.1
2005                                                7.6
2006                                                3.1
2007                                                2.4

The changes in carrying amount of goodwill for the six months ended July 5, 2003 are as follows:

                                                       Wholesale       Wholesale
(Dollars in thousands)                                  Apparel       Non-Apparel        Total
----------------------                              ------------------------------------------------
Balance December 28, 2002                             $    469,050    $      9,819    $    478,869
   Acquisition of Juicy Couture                             26,256              --          26,256
   Reversal of unused purchase accounting reserves          (3,311)             --          (3,311)
   Translation difference                                    4,977              --           4,977
   Revision to preliminary purchase price
     allocation of Ellen Tracy                               3,292              --           3,292
   Additional purchase price of Lucky Brands                 3,500              --           3,500
                                                      ------------    ------------    ------------
Balance July 5, 2003                                  $    503,764    $      9,819    $    513,583
                                                      ============    ============    ============

There is no goodwill recorded in our retail segment.


8. DEBT

On August 7, 2001, the Company issued 350 million Euro (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to repay the outstanding balance of 180-day unsecured credit facility, the proceeds of which were primarily used to finance the Company's acquisition of Mexx on May 23, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. As of July 5, 2003, December 28, 2002 and June 29, 2002, the balance outstanding of these bonds was 350 million Euro ($401.9 million at the exchange rate in effect on July 5, 2003). These bonds are designated as a hedge of our net investment in Mexx. As of July 5, 2003, Accumulated other comprehensive income (loss) reflects approximately $92 million in unrealized exchange rate losses related to these bonds.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility (collectively, the "Agreement") , replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 5, 2003, the Company had no commercial paper outstanding, and a total of $33.8 million of borrowings from the Agreement and other sources denominated in foreign currencies at an average interest rate of 2.9%. The borrowings under the Agreement are classified as long-term debt as of July 5, 2003 as the Company intends to refinance such obligations on a long-term basis and believes it is able to do so.

As of July 5, 2003, the Company had lines of credit aggregating $466 million, which were primarily available to cover trade letters of credit. At July 5, 2003, December 28, 2002 and June 29, 2002, the Company had outstanding trade letters of credit of $328 million, $291 million and $269 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in 2003.


9. CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity of 5.75% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In January 2003, the FASB issued Interpretation No. 46,

                                                                              16
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


"Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 15 of Notes to Condensed Consolidated Financial Statements). As a result of the structure of the third-party lessor, the synthetic lease arrangements were amended to comply with the requirements of FIN 46.

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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. Eighteen other apparel companies also settled these claims at that time. As part of the settlement, the Company was named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), currently pending in the United States District Court for the District of the Northern Mariana Islands. The Brylane Action mirrors portions of the larger Federal Action but does not include RICO and certain of the other claims alleged in that case.

After the transfer of the Federal Action and the Brylane Action to Saipan, the Court ruled on and denied in most material respects the non-settling defendants' motion to dismiss the Federal Action. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. The Fairness Hearing was held on March 22, 2003. At the conclusion, the Court reserved final decision on whether to approve the settlement agreements and the September 2002 settlement. On April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing with Prejudice the Brylane Action. Management is of the opinion that implementation of the terms of the approved settlement will not have a material adverse effect on the Company's financial position or results of operations.

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10. RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that are no longer required. This determination to close the stores is intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge includes costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million is expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of July 5, 2003 was $5.0 million. The Company expects that these activities will be substantially complete by December 2003.

A summary of the changes in the restructuring reserves is as follows:

                                                                                        Estimated
                                                                       Operating &      Occupancy
                                                     Store Closure   Administrative   Costs & Asset
(Dollars in millions)                                    Costs         Exit Costs      Write Downs        Total
---------------------                               ----------------------------------------------------------------
Balance at December 28, 2002                             $  7.8          $  1.1          $  2.5          $ 11.4
   Spending for six months ended July 5, 2003              (3.2)           (0.9)           (2.3)           (6.4)
                                                         ------          ------          ------          ------
Balance at July 5, 2003                                  $  4.6          $  0.2          $  0.2          $  5.0
                                                         ======          ======          ======          ======


11. EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
                                                        July 5,        June 29,         July 5,        June 29,
(Amounts in thousands)                                   2003            2002            2003            2002
----------------------                              ----------------------------------------------------------------
Weighted average common shares outstanding                 106,814         105,248         107,370         105,648
Effect of dilutive securities:
    Stock options and restricted stock grants                1,949           1,649           2,235           1,842
                                                      ------------    ------------    ------------    ------------
Weighted average common shares outstanding and
    common share equivalents                               108,763         106,897         109,605         107,490
                                                      ============    ============    ============    ============


12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended July 5, 2003, the Company made income tax payments of $75,994,000 and interest payments of $859,000. During the six months ended June 29, 2002, the Company made income tax payments of $43,411,000 and interest payments of $1,087,000.


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

                                                            For the Six Months Ended July 5, 2003
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel      Retail       Eliminations
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $ 1,484,730    $   246,717    $   383,721    $   (80,152)   $ 2,035,016
   Intercompany sales                           (84,096)        (8,151)            --         92,247             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 1,400,634    $   238,566    $   383,721    $    12,095    $ 2,035,016
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   154,295    $    19,769    $    27,927    $   (16,161)   $   185,830
   Intercompany segment operating
     income (loss)                              (19,811)        (3,693)            --         23,504             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   134,484    $    16,076    $    27,927    $     7,343    $   185,830
                                            ===========    ===========    ===========    ===========    ===========

                                                           For the Six Months Ended June 29, 2002
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel      Retail       Eliminations
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $ 1,237,716    $   211,461    $   323,400    $   (90,167)   $ 1,682,410
   Intercompany sales                           (87,825)        (9,135)            --         96,960             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 1,149,891    $   202,326    $   323,400    $     6,793    $ 1,682,410
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   137,414    $    11,568    $    22,703    $   (18,975)   $   152,710
   Intercompany segment operating
     income (loss)                              (16,723)        (4,578)            --         21,301             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   120,691    $     6,990    $    22,703    $     2,326    $   152,710
                                            ===========    ===========    ===========    ===========    ===========

                                                                              19
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                           For the Three Months Ended July 5, 2003
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel      Retail       Eliminations
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   653,617    $   117,947    $   211,953    $   (24,100)   $   959,417
   Intercompany sales                           (28,786)          (767)            --         29,553             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   624,831    $   117,180    $   211,953    $     5,453    $   959,417
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $    61,984    $     9,430    $    22,809    $   (15,858)   $    78,365
   Intercompany segment operating
     income (loss)                              (16,170)        (2,456)            --         18,626             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    45,814    $     6,974    $    22,809    $     2,768    $    78,365
                                            ===========    ===========    ===========    ===========    ===========

                                                          For the Three Months Ended June 29, 2002
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                     Corporate/       Total
(Dollars in thousands)                       Apparel      Non-Apparel      Retail       Eliminations
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   557,397    $   101,224    $   176,968    $   (46,072)   $   789,517
   Intercompany sales                           (44,028)        (5,122)            --         49,150             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   513,369    $    96,102    $   176,968    $     3,078    $   789,517
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $    60,430    $     2,988    $    20,980    $   (17,134)   $    67,264
   Intercompany segment operating
     income (loss)                              (15,289)        (3,011)            --         18,300             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    45,141    $       (23)   $    20,980    $     1,166    $    67,264
                                            ===========    ===========    ===========    ===========    ===========

                                            July 5,       December 28,     June 29,
(Dollars in thousands)                        2003            2002           2002
----------------------                   ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                       $ 1,812,912    $ 1,505,014    $ 1,521,281
   Wholesale Non-Apparel                       192,649        176,728        181,633
   Retail                                      474,407        430,201        372,357
   Corporate                                   173,362        460,605        201,895
   Eliminations                               (292,178)      (276,230)      (289,906)
                                           -----------    -----------    -----------
     Total assets                          $ 2,361,152    $ 2,296,318    $ 1,987,260
                                           ===========    ===========    ===========

GEOGRAPHIC DATA:
                                                Six Months Ended             Three Months Ended
                                         ------------------------------------------------------------
                                             July 5,        June 29,       July 5,        June 29,
(Dollars in thousands)                         2003           2002           2003           2002
----------------------                   ------------------------------------------------------------
NET SALES:
   Domestic sales                          $ 1,617,008    $ 1,399,330    $   762,975    $   657,490
   International sales                         418,008        283,080        196,442        132,027
                                           -----------    -----------    -----------    -----------
     Total net sales                       $ 2,035,016    $ 1,682,410    $   959,417    $   789,517
                                           ===========    ===========    ===========    ===========

OPERATING INCOME:
   Domestic operating income               $   161,288    $   135,026    $    70,827    $    61,084
   International operating income               24,542         17,684          7,538          6,180
                                           -----------    -----------    -----------    -----------
     Total operating income                $   185,830    $   152,710    $    78,365    $    67,264
                                           ===========    ===========    ===========    ===========

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                             July 5,      December 28,     June 29,
(Dollars in thousands)                         2003           2002           2002
----------------------                   ---------------------------------------------
TOTAL ASSETS:

   Domestic assets                         $ 1,685,248    $ 1,648,986    $ 1,461,662
   International assets                        675,904        647,332        525,598
                                           -----------    -----------    -----------
     Total assets                          $ 2,361,152    $ 2,296,318    $ 1,987,260
                                           ===========    ===========    ===========


14. ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At July 5, 2003, the Company had entered into various Euro currency collars with a net notional amount of $48 million, maturing through March 2004 with values ranging between 1.05 and 1.10 U.S. dollar per Euro and average rate options with a notional amount of $36 million, maturing through December 2003 at rates of
0.97 and 0.98 US dollars per Euro as compared to $80 million in similar contracts at December 28, 2002 and $66 million at June 29, 2002. At July 5, 2003, the Company had forward contracts maturing through December 2003 to sell 20 million Euro for $22 million and 11 million Canadian dollars for $8 million. The notional value of the foreign exchange forward contracts was approximately $30 million at July 5, 2003, as compared with approximately $61 million at December 28, 2002 and approximately $66 million at June 29, 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $8.9 million at July 5, 2003, approximately $5.2 million at December 28, 2002 and approximately $656,000 at June 29, 2002. The ineffective portion of these contracts was not material and was expensed in the current quarter.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 5, 2003.


15. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of SFAS No. 150 on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 on June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations and financial position.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. As previously discussed, the Company amended the terms of the synthetic lease to comply with the provisions of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It

                                                                              21
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

                                                                              22
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners; this segment includes our core LIZ CLAIBORNE (career and casual, which includes COLLECTION, LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, RUSS, VILLAGER and J.H. COLLECTIBLES), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 260 outlet stores, 218 specialty retail stores and 496 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE specialty retail stores and the test openings of SIGRID OLSEN and MEXX store formats in the United States (see Note 10 of Notes to Condensed Consolidated Financial Statements).

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations" in Note 13 of Notes to Condensed Consolidated Financial Statements.

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

In connection with the May 23, 2001 acquisition of MEXX, the Company agreed to make a contingent payment equal to 28% of the equity value of MEXX to be determined as a multiple of MEXX's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment would be in the range of approximately 134 - 144 million Euros ($154 - $165 million based on the exchange rate as of July 5, 2003).

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the average exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment equal to 28% of the equity value of MEXX Canada to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected the payment would be in the range of 35
- 45 million Canadian dollars (or $26 - 34 million based on the exchange rate in effect at July 5, 2003). Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

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

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"). Based in southern California, JUICY COUTURE is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. JUICY COUTURE sells its products predominantly through select specialty stores and upscale department stores. JUICY COUTURE had sales of approximately $47 million in 2002. The total purchase price consisted of (i) a payment, including the assumption of debt, of approximately $47.0 million, and (ii) a contingent payment equal to 30% of the equity value of JUICY COUTURE to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $45-$55 million. Unaudited proforma information related to this acquisition is not included as the impact of this transaction is not material to our consolidated results.


THREE MONTHS ENDED JULY 5, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002
----------------------------------------------------------------------------

The following table sets forth our operating results for the three months ended July 5, 2003 (comprised of 13 weeks) compared to the three months ended June 29, 2002 (comprised of 13 weeks):

                                                          Three months ended                   Variance
                                                   -----------------------------------------------------------------
                                                       July 5,         June 29,
Dollars in millions                                      2003            2002             $               %
-------------------                                -----------------------------------------------------------------

Net Sales                                             $     959.4     $     789.5     $     169.9        21.5%

Gross Profit                                                425.8           352.6            73.2        20.7%

Selling, general and administrative expenses                347.4           285.3            62.1        21.7%

Operating Income                                             78.4            67.3            11.1        16.5%

Other (expense) income-net                                   (0.2)           (1.1)           (0.9)      (81.8)%

Interest (expense) income-net                                (8.2)           (5.6)            2.6        46.4%

Provision for income taxes                                   25.4            21.8             3.6        16.5%

Net Income                                                   44.6            38.8             5.8        15.0%

Net Sales
---------
Net sales for the second quarter of 2003 were a record $959.4 million, an increase of $169.9 million, or 21.5% over net sales for the second quarter of 2002. The acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE added approximately $66.9 million in net sales during the quarter. Approximately $35.0 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $111.5 million,  or 21.7%, to $624.8
     ------------------
     million. The increase was primarily due to the following:
     - The inclusion of $50.1 million of sales of our recently acquired Ellen Tracy, MEXX Canada and JUICY COUTURE businesses;
     - A $17.8 million increase resulting from foreign currency exchange rate fluctuations in our international businesses;
     - A $43.6 million sales increase primarily reflecting the introduction of new products in our Special Markets business and continued growth in MEXX Europe (exclusive of foreign currency exchange rate fluctuations). These increases were partially offset by an approximate 10% decrease in our core Liz Claiborne businesses.

o    Wholesale  Non-Apparel net sales were up $21.1 million, or 21.9%, to $117.2
     ----------------------
     million.
     - The increase resulted primarily from higher unit volume representing higher demand in our Cosmetics, Jewelry and Handbags businesses.
     - These increases were partially offset by a sales decrease in our Fashion Accessories business, resulting from lower unit sales due to reduced demand.
     - Increases resulting from foreign currency exchange rate fluctuations were not material in this segment.

o    Retail net sales increased $35.0 million, or 19.8%, to $212.0 million.  The
     ------
     increase reflected the following:
     - The inclusion of $16.8 million of sales from our recently acquired MEXX Canada and Ellen Tracy businesses;
     - A $15.9 million increase resulting from foreign currency exchange rate fluctuations in our international businesses;
     - Increases in our LUCKY BRAND DUNGAREES Specialty Retail business driven by higher comparable store sales and the addition of nine new stores over the last twelve months as well as comparable store sales increases and the addition of six net new Specialty Retail and Outlet stores in our MEXX Europe business. These gains were partially offset by the decreases related to the strategic decision to close our domestic LIZ CLAIBORNE Specialty Retail stores. These closures were completed by the end of the second quarter of 2003. Comparable store sales were virtually flat overall in our Specialty Retail business and were down 3.1% in our Outlet business due to reduced traffic.
     We ended the quarter with a total of 260 Outlet stores, 218 Specialty Retail stores and 496 international concession stores.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $2.4
     ---------
     million to $5.5 million as a result of the inclusion of revenues from new licenses as well as growth in revenues from existing licenses.

Domestic net sales increased by $105.5 million,  or 16.0%, to $763.0 million for
--------
the  reasons  previously  discussed.  International  net sales  increased  $64.4
                                      -------------
million, or 48.8% (to $196.4 million), due principally to an increase in sales of our MEXX Europe business and the inclusion of $13.5 million of sales of our MEXX Canada business (acquired in July 2002). As previously stated, approximately $35.0 million of the increase was due to the impact of currency exchange rate fluctuations.

Gross Profit
------------
Gross profit increased $73.2 million, or 20.7%, to $425.8 million in the second quarter of 2003 over the second quarter of 2002. Gross profit as a percent of net sales decreased to 44.4% in 2003 from 44.7% in 2002. The decreasing gross profit rate reflected higher than planned promotional activity at retail resulting in additional markdown assistance partially offset by a continued focus on inventory management and lower sourcing costs. The acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE also helped offset the rate decline, as these businesses run at higher gross profit rates than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $62.1 million, or 21.7%, to $347.4 million, in the second quarter of 2003 over the second quarter of 2002. These expenses as a percent of net sales increased slightly to 36.2% in 2003 from 36.1% in 2002. The higher SG&A rate primarily reflected the increased proportion of expenses related to our recently acquired MEXX Canada and ELLEN TRACY businesses, as well as growth in our MEXX Europe business, each of which runs at a higher SG&A rate than the Company average, offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the second quarter of 2003 was $78.4 million, an increase of $11.1 million, or 16.5%, over last year. Operating income as a percent of net sales decreased to 8.2% in 2003 compared to 8.5% in 2002. Approximately 20 basis points of this decrease was due to the impact of foreign currency exchange rate fluctuations which caused our lower operating margin international businesses to become a higher proportion of overall sales. The balance of the decrease was a result of additional retailer markdown assistance, partially offset by lower sourcing costs, Company-wide inventory management and expense reductions. Operating income by business segment is provided below:
o    Wholesale  Apparel operating income increased $0.7 million to $45.8 million
     ------------------
     (7.3% of net sales) in 2003 compared to $45.1 million (8.8% of net sales) in 2002, principally reflecting the inclusion of our recently acquired ELLEN TRACY and JUICY COUTURE businesses and increased profits in our SIGRID OLSEN business and in our Men's complex, partially offset by reduced profits in our core LIZ CLAIBORNE and Special Markets businesses as a result of additional markdown assistance.
o    Wholesale Non-Apparel operating income was $7.0 million (6.0% of net sales)
     ---------------------
     in 2003 compared to a breakeven operating income in 2002, principally due to increases in our Cosmetics and Handbags businesses.
o    Retail  operating  income increased $1.8 million to $22.8 million (10.8% of
     ------
     net sales) in 2003 compared to $21.0 million (11.9% of net sales) in 2002, principally reflecting an increase in profits from our LUCKY BRAND DUNGAREES retail stores and the inclusion of profits from our recently acquired MEXX Canada retail stores.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $1.6 million to $2.8 million.

Domestic operating profit increased by $9.7 million, or 16.0%, to $70.8 million,
--------
due to the improvements in gross profit discussed above. International operating
                                                         -------------
profit increased $1.4 million, or 22.0% to $7.5 million primarily due to increased profits from our MEXX business.

Net Other Expense
-----------------
Net other expense in the second quarter of 2003 was $0.2 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to net other expense of $1.1 million in 2002, principally comprised of minority interest expense.

Net Interest Expense
--------------------
Net interest expense in the second quarter of 2003 was $8.2 million, compared to $5.6 million in 2002, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Foreign currency exchange rate fluctuations accounted for the majority of the increase.

Provision for Income Taxes
--------------------------
The provision for income taxes in the second quarter of 2003 reflected a slightly increased income tax rate at 36.2% versus 36.0% in the prior year due to an increase in taxes from foreign operations.

Net Income
----------
Net income increased in the second quarter of 2003 to $44.6 million, or 4.7% of net sales, from $38.8 million in the second quarter of 2002, or 4.9% of net sales. Diluted earnings per common share increased 13.9% to $0.41 in 2003, up from $0.36 in 2002. Our average diluted shares outstanding increased by 2.1 million shares in the second quarter of 2003 on a period-to-period basis, to
109.6 million, as a result of the exercise of stock options and the effect of dilutive securities.

SIX MONTHS ENDED JULY 5, 2003 COMPARED TO SIX MONTHS ENDED JUNE 29, 2002
------------------------------------------------------------------------

The following table sets forth our operating results for the six months ended July 5, 2003 (comprised of 27 weeks) compared to the six months ended June 29, 2002 (comprised of 26 weeks):

                                                           Six months ended                    Variance
                                                   -----------------------------------------------------------------
                                                       July 5,         June 29,
Dollars in millions                                      2003            2002             $               %
-------------------                                -----------------------------------------------------------------

Net Sales                                             $   2,035.0     $   1,682.4     $     352.6        21.0%

Gross Profit                                                881.5           718.7           162.8        22.7%

Selling, general and administrative expenses                695.7           566.0           129.7        22.9%

Operating Income                                            185.8           152.7            33.1        21.7%

Other (expense) income-net                                   (0.6)           (0.9)           (0.3)      (33.3)%

Interest (expense) income-net                               (14.8)          (11.6)            3.2        27.6%

Provision for income taxes                                   61.7            50.5            11.2        22.2%

Net Income                                                  108.7            89.7            19.0        21.2%


Net Sales
---------
Net sales for the first half of 2003 were a record $2.035 billion, an increase of $352.6 million, or 21.0% over net sales for the first half of 2002. The acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE added approximately $123.7 million in net sales during the first half. Approximately $71.4 million of the first half increase was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro. While the first half of 2003 was comprised of 27 weeks, as compared to 26 weeks in 2002, we do not believe this extra week had a material impact on our overall sales results for the first half. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $250.7 million,  or 21.8%, to $1.401
     ------------------
     billion. The increase was primarily due to the following:
     - The inclusion of $97.0 million of sales of our recently acquired MEXX Canada, Ellen Tracy and JUICY COUTURE businesses;
     - A $41.6 million increase resulting from foreign currency exchange rate fluctuations in our international businesses;
     - A $112.1 million overall sales increase driven by increases in our Special Markets business primarily reflecting the introduction of new products and continued growth in our MEXX Europe business (exclusive of foreign currency exchange rate fluctuations) and in our Men's complex, partially offset by an approximate 4% decrease in our core Liz Claiborne businesses.

o    Wholesale  Non-Apparel net sales were up $36.2 million, or 17.9%, to $238.6
     ----------------------
     million.
     - The increase was primarily the result of increases in our Cosmetics, Jewelry and Handbags businesses; due to higher unit volume resulting from higher demand.
     - These increases were partially offset by a sales decrease in our Fashion Accessories business, resulting from lower unit sales due to reduced demand.
     - Increases resulting from foreign currency exchange rate fluctuations were not material in this segment.

o    Retail net sales increased $60.3 million, or 18.7%, to $383.7 million.  The
     ------
     increase reflected the following:
     - The inclusion of $26.9 million of sales from our recently acquired MEXX Canada and Ellen Tracy businesses;
     - A $27.5 million increase resulting from foreign currency exchange rate fluctuations in our international businesses;

     - A $5.9 million increase due to the addition of new stores, partially offset by the decreases related to the strategic decision to close the domestic LIZ CLAIBORNE specialty stores (which were closed by the end of the second quarter of 2003). Comparable store sales were virtually flat overall in our Specialty Retail business and were down 4.2% in our outlet stores due to reduced traffic (excluding the 27th week Specialty Retail comparable store sales were down 2.9% and Outlet comparable store sales were down 6.7%).

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $5.3
     ---------
     million to $12.1 million as a result of the inclusion of revenues from new licenses as well as growth in revenues from existing licenses.

Domestic net sales  increased by $217.7 million,  or 15.6%, to $1,617.0  million
--------
for the reasons previously  discussed.  International net sales increased $134.9
                                        -------------
million, or 47.7%, to $418.0 million, due principally to an increase in sales of our MEXX Europe business as previously discussed and the inclusion of $23.2 million of sales of our MEXX Canada business (acquired in July 2002). As previously stated, approximately $71.4 million of the increase was due to the impact of currency exchange rate fluctuations.

Gross Profit
------------
Gross profit increased $162.8 million, or 22.7%, to $881.5 million in the first half of 2003 over the first half of 2002. Gross profit as a percent of net sales increased to 43.3% in 2003 from 42.7% in 2002. The increasing gross profit rate reflected a continued focus on inventory management and lower sourcing costs partially offset by higher than planned promotional activity at retail resulting in additional markdown assistance. The acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE also contributed to the rate increase, as these businesses run at higher gross profit rates than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $129.7 million, or 22.9%, to $695.7 million in the first half of 2003. These expenses as a percent of net sales increased to 34.2% in 2003 from 33.6% in 2002. The higher SG&A rate primarily reflected the increased proportion of expenses related to our recently acquired MEXX Canada and ELLEN TRACY businesses, as well as growth in our MEXX Europe business, each of which runs at a higher SG&A rate than the Company average, offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the first half of 2003 was $185.8 million, an increase of $33.1 million, or 21.7%, over last year. Operating income as a percent of net sales was flat at 9.1% in 2003 compared to 2002. Operating income by business segment is provided below:
o    Wholesale  Apparel  operating  income  increased  $13.8  million  to $134.5
     ------------------
     million (9.6% of net sales) in 2003 compared to $120.7 million (10.5% of net sales) in 2002, principally reflecting the inclusion of our recently acquired businesses and increased profits in our SIGRID OLSEN business and in our Men's complex, partially offset by reduced profits in our core LIZ CLAIBORNE businesses.
o    Wholesale  Non-Apparel  operating  income  increased  $9.1 million to $16.1
     ----------------------
     million (6.7% of net sales) in 2003 compared to $7.0 million (3.5% of net sales) in 2002, principally due to increases in our Cosmetics, Handbags and Jewelry businesses.
o    Retail  operating  income  increased $5.2 million to $27.9 million (7.3% of
     ------
     net sales) in 2003 compared to $22.7 million (7.0% of net sales) in 2002, principally reflecting increased gross profit rates in our Outlet stores and an increase in profits from our MEXX Retail stores, partially offset by losses in our domestic LIZ CLAIBORNE specialty stores, which are all now closed, and in our ELISABETH specialty stores.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $5.0 million to $7.3 million.

Domestic  operating  profit  increased  by $26.3  million,  or 19.5%,  to $161.3
--------
million, due to the improvements discussed above. International operating profit
                                                  -------------
increased $6.9 million, or 38.8% to $24.5 million primarily due to increased profits from our MEXX business.

Net Other Expense
-----------------
Net other expense in the first half of 2003 was $0.6 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to net other expense of $0.9 million in 2002, principally comprised of minority interest expense partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the first half of 2003 was $14.8 million, compared to $11.6 million in 2002, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Foreign currency exchange rate fluctuations accounted for the majority of the increase.

Provision for Income Taxes
--------------------------
The provision for income taxes in the first half reflected a slightly increased income tax rate at 36.2% versus 36.0% in the prior year due to an increase in taxes from foreign operations.

Net Income
----------
Net income increased in the first half of 2003 to $108.7 million, or 5.3% of net sales, from $89.7 million in the first half of 2002, or 5.3% of net sales. Diluted earnings per common share increased 19.0% to $1.00 in 2003, up from $0.84 in 2002. Our average diluted shares outstanding increased by 1.9 million shares in the first half of 2003 on a period-to-period basis, to 108.8 million, as a result of the exercise of stock options and the effect of dilutive securities.


FORWARD OUTLOOK
---------------

The retail and macroeconomic environments remain challenging, particularly in the Better and Moderate channels. Apparel spending has been adversely impacted by a number of external factors, including the unemployment rate and consumer confidence. The marketplace is highly promotional as retailers attempt to drive traffic and manage their inventories to appropriate levels. As we move through the second half of fiscal 2003 we will continue to plan our business conservatively. Looking forward, for the third quarter of 2003, we are optimistic that we can achieve a sales increase of 6%- 9% and EPS in the range of $0.85 - $0.88. For fiscal 2003, we are forecasting a sales increase of 11% - 13% and EPS in the range of $2.49 - $2.55. All of these forward-looking statements exclude the impact of any acquisitions or stock repurchases. The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.


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

We ended the first half of 2003 with $145.3 million in cash and marketable securities, compared to $276.3 million and $263.3 million at December 28, 2002 and June 29, 2002 respectively, and with $433.9 million of debt outstanding compared to $399.7 million and $351.4 million at December 28, 2002 and June 29, 2002, respectively. This $165.2 million and $200.5 million increase in our debt net of cash position over the last three and twelve months, respectively, is attributable to the 2002 acquisitions of Ellen Tracy and MEXX Canada and the current year acquisition of JUICY COUTURE, as well as additional payments made in connection with the acquisitions of Lucky Brand Dungarees and MEXX Canada as discussed below and the differences in working capital due to the factors discussed below. The foreign currency exchange translation on our Eurobond also added $55.6 million to our debt balance. This debt increase was offset by cash flow from operations on a trailing twelve-month basis of $230 million. We ended the quarter with a record $1.413 billion in stockholders' equity, giving us a total debt to total capital ratio of 23.5%.

Accounts receivable increased $93.0 million, or 28.1%, at July 5, 2003 compared to June 29, 2002, primarily due to the acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE, as well as the timing of shipments made during the half. Accounts receivable increased $53.2 million, or 14.4%, at July 5, 2003 compared to December 28, 2002 due to the timing of shipments and increases in sales. Currency exchange rate fluctuations, primarily the strengthening of the Euro, were responsible for $13.6 million and $9.4 million of the increases in accounts receivable, respectively.

Inventories increased $95.6 million, or 21.9%, at July 5, 2003 compared to June 29, 2002, and increased $70.6 million, or 15.3% at July 5, 2003 compared to December 28, 2002. The increase from December 28, 2002 is a result of seasonal timing, the acquisition of JUICY COUTURE and increases due to foreign exchange rate fluctuations in the amount of $12.6 million. The acquisitions of Ellen Tracy, MEXX Canada and JUICY COUTURE as well as new businesses were responsible for $47 million of the increase from June 29, 2002. Currency exchange rate fluctuations, primarily the strengthening of the Euro, were responsible for $15.6 million of the increase from June 29, 2002. The timing of receipts relative to the end of our fiscal quarter was responsible for $19 million of the increase from June 29, 2002. Our average inventory turnover rate increased to
4.8 times for the 12-month period ended July 5, 2003 from 4.7 times for the 12-month period ended December 28, 2002 and 4.4 times for the 12-month period ended June 29, 2002. The Company continues to take a conservative approach to inventory management in 2003.

Borrowings under our commercial paper and revolving credit facilities peaked at $136 million during the six months of 2003; at July 5, 2003, our borrowings under these facilities were $34 million.

Net cash used by operating activities was $15.3 million in the first half of 2003, compared to $176.9 million provided in 2002. This $192.2 million change in cash flow was primarily due to a $195.8 million use of cash for working capital in 2003 compared to a $28.9 million source of cash in 2002, driven primarily by year-over-year changes in the accounts receivable and inventory balances (discussed above), partially offset by the increase in net income of $19.0 million in the first half of 2003 from the first half of 2002.

Net cash used in investing activities was $143.0 million in the first half of 2003, compared to $48.1 million in 2002. Net cash used in the first half of 2003 primarily reflected $95.8 million in acquisition related payments and $48.2 million in capital and in store expenditures. Net cash used in the first half of 2002 primarily reflected $48.1 million in capital and in-store expenditures.

Net cash provided by financing activities was $21.4 million in the first half of 2003, compared to $57.5 million used in 2002. The $78.9 million year over year increase primarily reflected the repayment of $77.7 million of commercial paper in 2002.

Our anticipated capital expenditures for 2003 approximate $95 million, of which $46 million had been expended through July 5, 2003. These expenditures consisted primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

On October 21, 2002, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility (collectively, the "Agreement") , replacing the existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets.

The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 5, 2003, the Company had no commercial paper outstanding, and a total of $33.8 million of borrowings from the Agreement and other sources denominated in foreign currencies at an average interest rate of 2.9%. The borrowings under the Agreement are classified as long-term debt as of July 5, 2003 as the Company intends to refinance such obligations on a long-term basis and believes it is able to do so.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006 with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited partnership, which has contributed equity of 5.75% of the total value of the estimated aggregate cost to complete these facilities. The cost to complete these facilities was $63.7 million. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 15 of Notes to Condensed Consolidated Financial Statements). As a result of the structure of the third-party lessor, the synthetic lease arrangements were amended to comply with the requirements of FIN 46.

As of July 5, 2003, the Company had lines of credit aggregating $466 million, which were primarily available to cover trade letters of credit. At July 5, 2003, December 28, 2002 and June 29, 2002, the Company had outstanding trade letters of credit of $328 million, $291 million and $269 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in 2003.

At July 5, 2003, the Company had entered into various Euro currency collars with a net notional amount of $48 million, maturing through March 2004 with values ranging between 1.05 and 1.10 U.S. dollar per Euro and average rate options with a notional amount of $36 million, maturing through December 2003 at rates of
0.97 and 0.98 US dollars per Euro as compared to $80 million in similar contracts at December 28, 2002 and $66 million at June 29, 2002. At July 5, 2003, the Company had forward contracts maturing through December 2003 to sell 20 million Euro for $22 million and 11 million Canadian dollars for $8 million. The notional value of the foreign exchange forward contracts was approximately $30 million at July 5, 2003, as compared with approximately $61 million at December 28, 2002 and approximately $66 million at June 29, 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $8.9 million at July 5, 2003, approximately $5.2 million at December 28, 2002 and approximately $656,000 at June 29, 2002. The ineffective portion of these contracts was not material and was expensed in the current quarter.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 5, 2003.

The Company may be required to make  additional  payments in connection with its
acquisitions  (see  Note  2  of  Notes  to  Condensed   Consolidated   Financial
Statements).

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

Revenue Recognition
-------------------

Revenue within our wholesale operations is recognized at the time when merchandise is shipped from the Company's distribution centers, or if shipped direct from contractor to customer, when title and the risk of loss passes. Wholesale revenue is net of returns, discounts and allowances. Discounts and allowances are recognized when the related revenues are recognized. Retail store revenues are recognized at the time of sale. Retail revenues are net of returns.

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

Accrued Expenses
----------------

Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, or estimates based on projections and current requirements as appropriate.

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
----------------------------------------------

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for fiscal 2003, any fiscal quarter of 2003 or any other future period, including those herein under the heading "Future Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

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

At July 5, 2003, the Company had $33.8 million of floating rate debt, representing 7.8% of our total debt outstanding as of such date. Our average variable rate borrowing for the six months ended July 5, 2003 was $58.7 million, with an average interest rate of 2.11%. If the six months' average rate increased or decreased by 10%, our interest expense would have changed by $62,000; accordingly, we do not believe that our exposure to interest rate changes is material.

Reference is also made to our 2002 Annual Report on Form 10-K, under the heading "Certain Interest Rate and Foreign Currency Risks."

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. We are currently evaluating the impact of SFAS No. 150 on our results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations and financial position.

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. As previously discussed, the Company amended the terms of the synthetic lease to comply with the provisions of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of July 5, 2003, and have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting during the second quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

The Company sources products in Saipan but was not named as a defendant in the actions. The Company and certain other apparel companies not named as defendants were advised in writing, however, that they would be added as parties if a consensual resolution of the complaint claims could not be reached. In the wake of that notice, which was accompanied by a draft complaint, the Company entered into settlement negotiations and subsequently entered into an agreement to settle all claims that were or could have been asserted in the Federal or State Court Actions. Eighteen other apparel companies also settled these claims at that time. As part of the settlement, the Company was named as a defendant, along with certain other settling apparel companies, in a Federal Court action styled Doe I, et al. v. Brylane, L.P. et al. (the "Brylane Action"), currently pending in the United States District Court for the District of the Northern Mariana Islands. The Brylane Action mirrors portions of the larger Federal Action but does not include RICO and certain of the other claims alleged in that case.

After the transfer of the Federal Action and the Brylane Action to Saipan, the Court ruled on and denied in most material respects the non-settling defendants' motion to dismiss the Federal Action. The court in Saipan held a hearing on February 14, 2002 on Plaintiffs' motions to certify the proposed class and to preliminarily approve the settlement. On May 10, 2002, the court issued an opinion and order granting preliminary approval of the settlement and of similar settlements with certain other retailers and also certifying the proposed class. The Ninth Circuit Court of Appeals subsequently denied the non-settling defendants' petition for interlocutory review of the grant of class certification. At the end of September 2002, plaintiffs and all of the factory and retailer non-settling defendants other than Levi Strauss & Co. reached agreement to settle the Federal Action, the State Court Action and the FLSA action. At a hearing held on October 31, 2002, the Court granted conditional preliminary approval of the September 2002 settlement and scheduled a Fairness Hearing to determine whether to grant final approval to the prior settlement agreements and the September 2002 settlement. The Fairness Hearing was held on March 22, 2003. At the conclusion, the Court reserved final decision on whether to approve the settlement agreements and the September 2002 settlement. On April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing with Prejudice the Brylane Action. Management is of the opinion that implementation of the terms of the approved settlement will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2003 Annual Meeting of Stockholders held on May 22, 2003, the stockholders of the Company (i) approved the amended and restated Liz Claiborne
Section 162(m) Cash Bonus Plan (the number of affirmative votes cast was 93,071,619, the number of negative votes cast was 3,924,638 and the number of abstentions was 712,609); (ii) approved the ratification of the appointment of Deloitte & Touche LLP (the number of affirmative votes cast was 95,314,984, the number of negative votes cast was 1,842,343 and the number of abstentions was 551,539); (iii) rejected a stockholder proposal relating to indexing of senior executives' stock options (the number of affirmative votes cast was 11,330,498, the number of negative votes cast was 75,713,146, the number of abstentions was 1,283,156 and the number of broker non-votes was 9,382,066); and (iv) elected the following nominees to the Company's Board of Directors, to serve until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified.

                                                            Votes
Nominee                                           For                Withheld
--------------------------------------------------------------------------------

Bernard W. Aronson                              96,091,166             1,617,700
Nancy J. Karch                                  93,767,626             3,941,240
Paul E. Tierney, Jr.                            94,400,566             3,308,300


ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, the Audit Committee of the Company's Board of Directors approved the engagement of the Company's external auditors to perform certain non-audit services to assist management in its compliance with certain regulatory and compliance matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1* Amended and Restated Liz Claiborne Section 162(m) Cash Bonus Plan.

     31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1* Certification  of Chief  Executive  Officer Pursuant  to  Section  18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification  of Chief  Financial  Officer  Pursuant  to Section  18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Current Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the SEC on April 9, 2003 by the Company relating to the acquisition of Travis Jeans Inc.

     A Current Report on Form 8-K was filed with the SEC on May 1, 2003 by the Company relating to the results of operations for the three-month period ended April 5, 2003.

     A Current Report on Form 8-K was filed with the SEC on July 31, 2003 by the Company relating to the results of operations for the three and six-month periods ended July 5, 2003.

* Filed herewith.

SIGNATURES
----------

PURSUANT  TO THE  REQUIREMENTS  OF THE  SECURITIES  EXCHANGE  ACT OF  1934,  THE

REGISTRANT  HAS DULY  CAUSED  THIS  REPORT  TO BE  SIGNED  ON ITS  BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:             August 14, 2003


 LIZ CLAIBORNE, INC.                   LIZ CLAIBORNE, INC.



 By: /s/ Michael Scarpa                By: /s/ Elaine H. Goodell
     --------------------------------      -------------------------------------
     MICHAEL SCARPA                        ELAINE H. GOODELL
     Senior Vice President -               Vice President - Corporate Controller
     Chief Financial Officer               and Chief Accounting Officer
     (Principal financial officer)         (Principal accounting officer)