Form 10-Q
period 2003-10-04
CLAIBORNE LIZ INC
filed 2003-11-13
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 4, 2003
                                  ----------------------------------------------

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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 7, 2003 was 109,125,654.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 OCTOBER 4, 2003

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of October 4, 2003,
            December 28, 2002 and September 28, 2002......................   3

          Condensed Consolidated Statements of Income for the Nine and
            Three Month Periods Ended October 4, 2003 and September 28,
            2002..........................................................   4

          Condensed Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended October 4, 2003 and September 28, 2002....   5

          Notes to Condensed Consolidated Financial Statements............   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  34

Item 4.   Controls and Procedures.........................................  36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  36

Item 5.   Other Information...............................................  37

Item 6.   Exhibits and Reports on Form 8-K................................  37

SIGNATURES    ............................................................  39

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                      (Unaudited)
                                                                       October 4,     December 28,    September 28,
                                                                          2003            2002            2002
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    120,571    $    239,524    $    218,911
      Marketable securities                                                 47,603          36,808          37,618
      Accounts receivable - trade, net                                     596,121         370,468         548,900
      Inventories, net                                                     529,443         461,154         476,361
      Deferred income taxes                                                 44,171          45,877          40,292
      Other current assets                                                  72,658          49,340          40,561
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,410,567       1,203,171       1,362,643
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            400,701         378,303         372,200
   Goodwill - Net                                                          492,062         478,869         349,955
   Intangibles - Net                                                       244,240         226,577         173,785
   Other Assets                                                              6,877           9,398           7,597
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,554,447    $  2,296,318    $  2,266,180
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     18,313    $     21,989    $        242
      Accounts payable                                                     251,104         252,993         220,113
      Accrued expenses                                                     236,225         283,458         263,127
      Income taxes payable                                                  35,822          26,241          37,225
                                                                      ------------    ------------    ------------
                  Total current liabilities                                541,464         584,681         520,707
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          434,238         377,725         454,134
   Other Non-Current Liabilities                                             7,734           6,412           5,478
   Deferred Income Taxes                                                    46,618          33,709          49,629
   Commitments and Contingencies
   Minority Interest                                                         9,168           7,430           6,823
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       108,994          95,708          97,920
      Retained earnings                                                  2,466,117       2,283,692       2,232,927
      Unearned compensation expense                                         (3,292)        (10,185)        (14,099)
      Accumulated other comprehensive loss                                 (35,763)        (28,317)        (23,792)
                                                                      ------------    ------------    ------------
                                                                         2,712,493       2,517,335       2,469,393

      Common stock in treasury, at cost, 67,452,696, 69,401,831
         and 69,630,073 shares                                          (1,197,268)     (1,230,974)     (1,239,984)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,515,225       1,286,361       1,229,409
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,554,447    $  2,296,318    $  2,266,180
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

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                         Nine Months Ended              Three Months Ended
                                                   ---------------------------------------------------------------
                                                      (40 Weeks)     (39 Weeks)      (13 Weeks)      (13 Weeks)
                                                      October 4,    September 28,    October 4,     September 28,
                                                         2003           2002            2003            2002
                                                   ---------------------------------------------------------------

Net Sales                                            $  3,209,208   $  2,723,610    $  1,174,192    $  1,041,200

      Cost of goods sold                                1,807,775      1,547,239         654,303         583,558
                                                     ------------   ------------    ------------    ------------

Gross Profit                                            1,401,433      1,176,371         519,889         457,642

      Selling, general & administrative expenses        1,052,517        885,592         356,803         319,573
                                                     ------------   ------------    ------------    ------------

Operating Income                                          348,916        290,779         163,086         138,069

      Other (expense) income - net                         (2,360)        (2,182)         (1,804)         (1,268)

      Interest expense - net                              (22,689)       (17,961)         (7,866)         (6,348)
                                                     ------------   ------------    ------------    ------------

Income Before Provision for Income Taxes                  323,867        270,636         153,416         130,453

      Provision for income taxes                          117,240         97,429          55,537          46,963
                                                     ------------   ------------    ------------    ------------

Net Income                                           $    206,627   $    173,207    $     97,879    $     83,490
                                                     ============   ============    ============    ============


Net Income per Weighted Average Share, Basic                $1.93          $1.64           $0.91           $0.79
Net Income per Weighted Average Share, Diluted              $1.89          $1.62           $0.89           $0.78

Weighted Average Shares, Basic                            107,187        105,447         107,959         105,862
Weighted Average Shares, Diluted                          109,275        107,035         110,325         107,329

Dividends Paid per Common Share                             $0.17          $0.17           $0.06           $0.06
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

                                                                               5
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                         Nine Months Ended
                                                                  --------------------------------
                                                                    (40 Weeks)      (39 Weeks)
                                                                    October 4,     September 28,
                                                                       2003            2002
                                                                  --------------------------------

Cash Flows from Operating Activities:
      Net income                                                    $    206,627    $    173,207
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                    77,413          70,640
         Deferred income taxes                                            10,719           8,373
         Other - net                                                       9,317           2,777
         Change in current assets and liabilities, exclusive of
             acquisitions:
             Increase in accounts receivable - trade                    (212,085)       (184,856)
             (Increase) decrease in inventories                          (56,110)         24,151
             (Increase) in other current assets                          (19,546)           (159)
             (Decrease) in accounts payable                              (12,672)        (18,838)
             (Decrease) increase in accrued expenses                      (5,095)         24,300
             Increase in income taxes payable                             16,756          32,389
                                                                    ------------    ------------
                  Net cash provided by operating activities               15,324         131,984
                                                                    ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                    (64)            (62)
      Purchases of property and equipment                                (72,506)        (65,939)
      Payments for acquisitions                                         (101,138)        (26,517)
      Payments for in-store merchandise shops                             (5,390)         (7,602)
      Other - net                                                            424             966
                                                                    ------------    ------------
                  Net cash used in investing activities                 (178,674)        (99,154)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
      (Payments for) proceeds from short-term debt                        (3,676)            242
      Commercial paper - net                                              15,314          34,540
      Proceeds from exercise of common stock options                      39,100          28,398
      Dividends paid                                                     (18,114)        (17,819)
                                                                    ------------    ------------
                  Net cash provided by financing activities               32,624          45,361
                                                                    ------------    ------------

Effect of Exchange Rate Changes on Cash                                   11,773          13,085
                                                                    ------------    ------------

Net Change in Cash and Cash Equivalents                                 (118,953)         91,276
Cash and Cash Equivalents at Beginning of Period                         239,524         127,635
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $    120,571    $    218,911
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

Goodwill And Other Intangibles
------------------------------
In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives are to no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine-month periods ended October 4, 2003 and September 28, 2002, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
----------------
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, or estimates based on projections and current requirements as appropriate.

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss) to the extent the qualifying hedge is effective.

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

Occasionally, the Company purchases short-term foreign currency contracts and options to mitigate quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

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

                                                          Nine Months Ended              Three Months Ended
                                                   ---------------------------------------------------------------
                                                      (40 Weeks)     (39 Weeks)      (13 Weeks)      (13 Weeks)
                                                      October 4,    September 28,    October 4,     September 28,
(In thousands except for per share data)                 2003           2002            2003            2002
----------------------------------------           ---------------------------------------------------------------

Net income:
   As reported                                       $    206,627   $    173,207    $     97,879    $     83,490
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards*, net of tax              13,929         12,633           5,002           4,211
                                                     ------------   ------------    ------------    ------------
   Pro forma                                         $    192,698   $    160,574    $     92,877    $     79,279
                                                     ============   ============    ============    ============
Basic earnings per share:
   As reported                                              $1.93          $1.64           $0.91           $0.79
   Pro forma                                                $1.81          $1.54           $0.87           $0.76
Diluted earnings per share:
   As reported                                              $1.89          $1.62           $0.89           $0.78
   Pro forma                                                $1.78          $1.51           $0.85           $0.75

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002 respectively: dividend yield of 0.6% and 0.8%, expected volatility of 38% and 39%, risk free interest rates of 3.1% and 2.7% and expected lives of five years and five years.

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year reflects a 53-week period resulting in a 40-week nine-month period, as compared to the 2002 fiscal year, which reflected a 52-week period and 39-week nine-month period.

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On October 1, 2003, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on December 15, 2003 to stockholders of record at the close of business on November 25, 2003. As of November 7, 2003, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.


2. ACQUISITIONS AND LICENSING COMMITMENTS

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). Based in Southern California, Juicy Couture is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. Juicy Couture had sales of approximately $47 million in 2002. The total purchase price consisted of (i) a payment, including the assumption of debt and fees, of approximately $47.0 million, and (ii) a contingent payment equal to 30% of the equity value of Juicy Couture to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $72 - $76 million. Based upon preliminary evaluation information, which is subject to revision, $27.3 million of the purchase price has been allocated to indefinite lived Intangible assets and $3.4 million has been allocated to Goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). Based in Montreal, Mexx Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for the Company's Mexx business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate as of April 5, 2003); and (c) a contingent payment equal to 28% of the equity value of Mexx Canada to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment would be in the range of approximately 35 - 45 million Canadian dollars (or $26 - 33 million based on the exchange rate as of October 4, 2003). The total Goodwill assigned to this acquisition is $34.2 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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

In connection with the May 23, 2001 acquisition of Mexx Group B.V. ("Mexx"), the Company agreed to make a contingent payment equal to 28% of the equity value of Mexx to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment will be in the range of approximately 144 - 150 million Euros ($167 - $174 million based on the exchange rate as of October 4, 2003).


3. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                          Nine Months Ended              Three Months Ended
                                                   ---------------------------------------------------------------
                                                      (40 Weeks)     (39 Weeks)      (13 Weeks)      (13 Weeks)
                                                      October 4,    September 28,    October 4,     September 28,
(Dollars in thousands)                                   2003           2002            2003            2002
----------------------                             ---------------------------------------------------------------
Net income                                           $    206,627   $    173,207    $     97,879    $     83,490
Other comprehensive income (loss), net of tax:
      Foreign currency translation gain (loss)             28,475         13,085           5,690          (2,895)
      Foreign currency translation of Eurobond            (41,200)       (32,250)         (4,415)          4,531
      Changes in unrealized gains (losses) on
         securities                                         6,848          2,920           7,988          (6,876)
      Changes in fair value of cash flow hedges            (1,569)        (2,201)          1,119          (1,193)
                                                     ------------   ------------    ------------    ------------
Total comprehensive income, net of tax               $    199,181   $    154,761    $    108,261    $     77,057
                                                     ============   ============    ============    ============

Accumulated other comprehensive income (loss) consists of the following:

                                                      October 4,    December 28,    September 28,
(Dollars in thousands)                                   2003           2002            2002
----------------------                             -----------------------------------------------
Foreign currency translation (loss)                  $    (34,369)  $    (21,644)   $    (21,313)
(Losses) on cash flow hedging derivatives                  (7,678)        (6,109)         (2,451)
Unrealized gains (losses) on securities                     6,284           (564)            (28)
                                                     ------------   -------------   ------------
Accumulated other comprehensive (loss), net
      of tax                                         $    (35,763)  $    (28,317)   $    (23,792)
                                                     ============   ============    ============

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at October 4, 2003, December 28, 2002 and September 28, 2002:

                                                  October 4, 2003
                                    --------------------------------------------
                                                    Unrealized       Estimated
                                                -------------------
(Dollars in thousands)                  Cost      Gains     Losses   Fair Value
----------------------              --------------------------------------------
Equity securities                    $  29,000  $  12,415  $     --  $  41,415
Other holdings                           8,753         --    (2,565)     6,188
                                     ---------  ---------  --------  ---------
Total                                $  37,753  $  12,415  $ (2,565) $  47,603
                                     =========  =========  ========  =========

                                                 December 28, 2002
                                    --------------------------------------------
                                                    Unrealized       Estimated
                                                -------------------
(Dollars in thousands)                  Cost      Gains     Losses   Fair Value
----------------------              --------------------------------------------
Equity securities                    $  29,000  $   2,590  $     --  $  31,590
Other holdings                           8,689         --    (3,471)     5,218
                                     ---------  ---------  --------  ---------
Total                                $  37,689  $   2,590  $ (3,471) $  36,808
                                     =========  =========  ========  =========

                                                September 28, 2002
                                    --------------------------------------------
                                                    Unrealized       Estimated
                                                -------------------
(Dollars in thousands)                  Cost      Gains     Losses   Fair Value
----------------------              --------------------------------------------
Equity securities                    $  29,000  $   3,805  $     --  $  32,805
Other holdings                           8,661         --    (3,848)     4,813
                                     ---------  ---------  --------  ---------
Total                                $  37,661  $   3,805  $ (3,848) $  37,618
                                     =========  =========  ========  =========

For the three and nine months ended October 4, 2003 and September 28, 2002, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended October 4, 2003 and September 28, 2002 were a gain of $7,988,000 (net of $4,532,000 in taxes) and a loss of $6,876,000 (net of $3,867,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine months ended October 4, 2003 and September 28, 2002 were gain of $6,848,000 (net of $3,882,000 in taxes) and a gain of $2,920,000 (net of $1,643,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.


5. INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                    October 4,    December 28,    September 28,
(Dollars in thousands)                 2003           2002            2002
----------------------           -----------------------------------------------
Raw materials                      $     25,431   $     26,069    $     25,860
Work in process                           9,748          5,824           7,140
Finished goods                          494,264        429,261         443,361
                                   ------------   ------------    ------------
Total                              $    529,443   $    461,154    $    476,361
                                   ============   ============    ============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                    October 4,    December 28,    September 28,
(Dollars in thousands)                 2003           2002            2002
----------------------           -----------------------------------------------
Land and buildings                 $    140,311   $    140,311    $    144,299
Machinery and equipment                 332,066        313,161         317,628
Furniture and fixtures                  136,314        122,815         118,590
Leasehold improvements                  271,309        235,859         223,380
                                   ------------   ------------    ------------
                                        880,000        812,146         803,897
Less: Accumulated depreciation
      and amortization                  479,299        433,843         431,697
                                   ------------   ------------    ------------
Total property and equipment, net  $    400,701   $    378,303    $    372,200
                                   ============   ============    ============


7. GOODWILL AND INTANGIBLES, NET

In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. The Company is currently performing its annual impairment analysis as of the first day of the third quarter of 2003. No impairment is expected to be recorded as a result of this evaluation.

The following table discloses the carrying value of all the intangible assets:

                                    October 4,    December 28,    September 28,
(Dollars in thousands)                 2003           2002            2002
----------------------           -----------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks             $     42,849   $     42,849    $     42,849
   Merchandising rights                  79,310         73,920          92,089
                                   ------------   ------------    ------------
     Subtotal                      $    122,159   $    116,769    $    134,938
                                   ------------   ------------    ------------
Accumulated Amortization:
   Licensed trademarks             $    (13,033)  $    (10,184)   $     (8,322)
   Merchandising rights                 (54,242)       (42,064)        (54,587)
                                   ------------   ------------    ------------
     Subtotal                      $    (67,275)  $    (52,248)   $    (62,909)
                                   ------------   ------------    ------------
Net:
   Licensed trademarks             $     29,816   $     32,665    $     34,527
   Merchandising rights                  25,068         31,856          37,502
                                   ------------   ------------    ------------
Total amortized intangible
   assets, net                     $     54,884   $     64,521    $     72,029
                                   ============   ============    ============

Unamortized intangible assets:
------------------------------
Owned trademarks                   $    189,356   $    162,056    $    101,756
                                   ------------   ------------    ------------
Total intangible assets            $    244,240   $    226,577    $    173,785
                                   ============   ============    ============

Intangible amortization expense was $15.0 million for the nine months ended October 4, 2003 and $16.6 million for the nine months ended September 28, 2002.

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The estimated intangible amortization expense for the next five years is as follows:

                                              (In thousands)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2003                                             $ 19.6
2004                                               16.0
2005                                                9.5
2006                                                5.0
2007                                                3.3

The changes in carrying amount of goodwill for the nine months ended October 4, 2003 are as follows:

                                                      Wholesale      Wholesale
(Dollars in thousands)                                 Apparel      Non-Apparel        Total
----------------------                             -----------------------------------------------
Balance December 28, 2002                            $    469,050   $      9,819    $    478,869
   Acquisition of Juicy Couture                             3,440             --           3,440
   Reversal of unused purchase accounting reserves         (3,894)          (224)         (4,118)
   Translation difference                                   5,240             --           5,240
   Revision to preliminary purchase price
     allocation of Ellen Tracy                              5,131             --           5,131
   Additional purchase price of Lucky Brands                3,500             --           3,500
                                                     ------------   ------------    ------------
Balance October 4, 2003                              $    482,467   $      9,595    $    492,062
                                                     ============   ============    ============

There is no goodwill recorded in our retail segment.


8. DEBT

On August 7, 2001, the Company issued 350 million Euro (or $307.2 million based on the exchange rate in effect on such date), of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. The net proceeds of the issuance were primarily used to finance the Company's acquisition of Mexx on May 23, 2001. Interest on the Eurobonds is being paid on an annual basis until maturity. As of October 4, 2003, December 28, 2002 and September 28, 2002, the balance outstanding of these bonds was 350 million Euro ($406.6 million at the exchange rate in effect on October 4, 2003). These bonds are designated as a hedge of our net investment in Mexx. As of October 4, 2003, Accumulated other comprehensive income (loss) reflects approximately $97 million in unrealized exchange rate losses related to these bonds.

On October 17, 2003, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility (collectively, the "Agreement"). The aforementioned bank facility replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 4, 2003, the Company had no commercial paper outstanding and a total of $44.7 million of borrowings

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

from the Agreement and other sources denominated in foreign currencies at an average interest rate of 2.8%. The borrowings under the Agreement are classified as long-term debt as of October 4, 2003 as the Company intends to refinance such obligations on a long-term basis and believes it is able to do so.

As of October 4, 2003, the Company had lines of credit aggregating $411 million, which were primarily available to cover trade letters of credit. At October 4, 2003, December 28, 2002 and September 28, 2002, the Company had outstanding trade letters of credit of $264 million, $291 million and $267 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in 2003 and will be refinanced under existing credit lines.

The Company's Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $85 million (based on the exchange rates as of October 4, 2003). These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004. These lines are guaranteed by the Company.


9. CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 15 of Notes to Condensed Consolidated Financial Statements). The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

The Company has not entered into any other off-balance sheet arrangements.

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


10. RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by a $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that are no longer required. This determination to close the stores is intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge includes costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million is expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of October 4, 2003 was $4.1 million. The Company expects that these activities will be substantially complete by December 2003.

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the changes in the restructuring reserves is as follows:

                                                                                       Estimated
                                                                      Operating &      Occupancy
                                                     Store Closure  Administrative   Costs & Asset
(Dollars in millions)                                    Costs        Exit Costs      Write Downs        Total
---------------------                               ----------------------------------------------------------------
Balance at December 28, 2002                            $  7.8          $  1.1          $  2.5          $ 11.4
   Spending for nine months ended October 4, 2003         (4.1)           (0.9)           (2.3)           (7.3)
                                                        ------          ------          ------          ------
Balance at October 4, 2003                              $  3.7          $  0.2          $  0.2          $  4.1
                                                        ======          ======          ======          ======


11. EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                          Nine Months Ended              Three Months Ended
                                                   ---------------------------------------------------------------
                                                       October 4    September 28,    October 4,     September 28,
(Amounts in thousands)                                   2003           2002            2003            2002
----------------------                             ---------------------------------------------------------------
Weighted average common shares outstanding                107,187        105,447         107,959         105,862
Effect of dilutive securities:
    Stock options and restricted stock grants               2,088          1,588           2,366           1,467
                                                     ------------   ------------    ------------    ------------
Weighted average common shares outstanding and
    common share equivalents                              109,275        107,035         110,325         107,329
                                                     ============   ============    ============    ============


12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended October 4, 2003, the Company made income tax payments of $89,895,000 and interest payments of $26,980,000. During the nine months ended September 28, 2002, the Company made income tax payments of $56,851,000 and interest payments of $23,753,000.


13. SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our specialty retail stores, outlet stores, and concession stores. As a result of the Company's 2001 acquisition of Mexx, the Company also presents its results on a geographic basis between Domestic (wholesale customers and Company specialty retail and outlet stores located in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/ Eliminations."

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

                                                          For the Nine Months Ended October 4, 2003
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations      Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                         $ 2,340,361    $   399,911    $   588,630    $  (119,694)   $ 3,209,208
   Intercompany sales                         (128,416)       (13,642)            --        142,058             --
                                           -----------    -----------    -----------    -----------    -----------
     Sales from external customers         $ 2,211,945    $   386,269    $   588,630    $    22,364    $ 3,209,208
                                           ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)           $   280,634    $    41,932    $    48,537    $   (22,187)   $   348,916
   Intercompany segment operating
     income (loss)                             (31,149)        (6,529)            --         37,678             --
                                           -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers             $   249,485    $    35,403    $    48,537    $    15,491    $   348,916
                                           ===========    ===========    ===========    ===========    ===========

                                                       For the Nine Months Ended September 28, 2002
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations      Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                         $ 1,995,452    $   365,162    $   501,782    $  (138,786)   $ 2,723,610
   Intercompany sales                         (137,319)       (16,988)            --        154,307             --
                                           -----------    -----------    -----------    -----------    -----------
     Sales from external customers         $ 1,858,133    $   348,174    $   501,782    $    15,521    $ 2,723,610
                                           ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)           $   243,386    $    32,161    $    40,347    $   (25,115)   $   290,779
   Intercompany segment operating
     income (loss)                             (25,561)        (7,780)            --         33,341             --
                                           -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers             $   217,825    $    24,381    $    40,347    $     8,226    $   290,779
                                           ===========    ===========    ===========    ===========    ===========

                                                        For the Three Months Ended October 4, 2003
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations      Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                         $   858,726    $   153,194    $   204,909    $   (42,637)   $ 1,174,192
   Intercompany sales                          (44,320)        (5,491)            --         49,811             --
                                           -----------    -----------    -----------    -----------    -----------
     Sales from external customers         $   814,406    $   147,703    $   204,909    $     7,174    $ 1,174,192
                                           ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)           $   128,865    $    22,163    $    20,610    $    (8,552)   $   163,086
   Intercompany segment operating
     income (loss)                             (11,338)        (2,836)            --         14,174             --
                                           -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers             $   117,527    $    19,327    $    20,610    $     5,622    $   163,086
                                           ===========    ===========    ===========    ===========    ===========

                                                                              19
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       For the Three Months Ended September 28, 2002
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations      Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                         $   760,718    $   153,701    $   178,382    $   (51,601)   $ 1,041,200
   Intercompany sales                          (49,494)        (7,853)            --         57,347             --
                                           -----------    -----------    -----------    -----------    -----------
     Sales from external customers         $   711,224    $   145,848    $   178,382    $     5,746    $ 1,041,200
                                           ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)           $   108,304    $    20,593    $    17,644    $    (8,472)   $   138,069
   Intercompany segment operating
     income (loss)                              (8,838)        (3,202)            --         12,040             --
                                           -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers             $    99,466    $    17,391    $    17,644    $     3,568    $   138,069
                                           ===========    ===========    ===========    ===========    ===========

                                           October 4,    December 28,  September 28,
(Dollars in thousands)                        2003           2002           2002
----------------------                   ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                       $ 1,941,857    $ 1,505,014    $1,512,235
   Wholesale Non-Apparel                       220,987        176,728       231,590
   Retail                                      510,967        430,201       402,900
   Corporate                                   169,837        460,605       243,201
   Eliminations                               (289,201)      (276,230)     (123,746)
                                           -----------    -----------    -----------
     Total assets                          $ 2,554,447    $ 2,296,318    $2,266,180
                                           ===========    ===========    ==========

GEOGRAPHIC DATA:
                                               Nine Months Ended             Three Months Ended
                                         ------------------------------------------------------------
                                            October 4,   September 28,    October 4,   September 28,
(Dollars in thousands)                         2003           2002           2003           2002
----------------------                   ------------------------------------------------------------
NET SALES:
   Domestic sales                          $ 2,523,280    $ 2,235,584    $   906,272    $   836,255
   International sales                         685,928        488,026        267,920        204,945
                                           -----------    -----------    -----------    -----------
     Total net sales                       $ 3,209,208    $ 2,723,610    $ 1,174,192    $ 1,041,200
                                           ===========    ===========    ===========    ===========

OPERATING INCOME:
   Domestic operating income               $   287,186    $   254,010    $   125,898    $   118,984
   International operating income               61,730         36,769         37,188         19,085
                                           -----------    -----------    -----------    -----------
     Total operating income                $   348,916    $   290,779    $   163,086    $   138,069
                                           ===========    ===========    ===========    ===========

                                            October 4,    December 28,  September 28,
(Dollars in thousands)                         2003           2002           2002
----------------------                   ---------------------------------------------
TOTAL ASSETS:
   Domestic assets                         $ 1,819,419    $ 1,648,986    $ 1,688,943
   International assets                        735,028        647,332        577,237
                                           -----------    -----------    -----------
     Total assets                          $ 2,554,447    $ 2,296,318    $ 2,266,180
                                           ===========    ===========    ===========


14. ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At October 4, 2003, the Company had various Euro currency collars outstanding with a net notional amount of $42 million, maturing through July 2004 with values ranging between 1.05 and 1.14 U.S. dollar per Euro and average rate options with a notional amount of $12 million, maturing through December 2003 at a rate of 0.98 US dollars per Euro as compared to $116 million in similar contracts at December 28, 2002 and $131 million at September 28,

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2002. The Company also had forward contracts maturing through December 2004 to sell 80 million Euro for $88 million and 14 million Canadian dollars for $10 million. The notional value of the foreign exchange forward contracts was approximately $98 million at October 4, 2003, as compared with approximately $25 million at December 28, 2002 and approximately $45 million at September 28, 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $8.5 million at October 4, 2003, approximately $5.2 million at December 28, 2002 and approximately $744,000 at September 28, 2002. The ineffective portion of these contracts was not material and was expensed in the current quarter.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 4, 2003.

15. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

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

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

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


16. SUBSEQUENT EVENT

On November 12, 2003, the Company announced that it has agreed to purchase all of the equity interest in ENYCE HOLDING LLC ("ENYCE") for a purchase price of approximately $114 million, including the retirement of debt at closing.

Founded in 1996 by FILA USA and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE is projected to generate net sales of approximately $95 million in fiscal 2003. Consummation of the transaction is

                                                                              21
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

subject to review under the provisions of the Hart-Scott-Rodino Act and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2003.

ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores. The Company also has agreements with international distributors in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales while women's products account for the remaining 16% of net sales. Men's and women's products include a variety of denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners; this segment includes our core LIZ CLAIBORNE (career and casual, which includes COLLECTION, LIZSPORT, LIZWEAR and LIZ & CO.), bridge (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, VILLAGER and J.H. COLLECTIBLES), specialty apparel (SIGRID OLSEN), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE) businesses, as well as our licensed DKNY(R)JEANS, DKNY(R)ACTIVE, and CITY DKNY(R)businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 263 outlet stores, 227 specialty retail stores and 513 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE specialty retail stores (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

In connection with the May 23, 2001 acquisition of MEXX, the Company agreed to make a contingent payment equal to 28% of the equity value of MEXX to be determined as a multiple of MEXX's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment would be in the range of approximately 144 - 150 million Euros ($167 - $174 million based on the exchange rate as of October 4, 2003).

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the average exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of

$15.2 million; (b) a second payment made at the end of the first quarter 2003 of
26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment equal to 28% of the equity value of MEXX Canada to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected the payment would be in the range of 35 - 45 million Canadian dollars (or $26 - 33 million based on the exchange rate in effect at October 4, 2003). Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

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

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"). Based in southern California, JUICY COUTURE is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. JUICY COUTURE sells its products predominantly through select specialty stores and upscale department stores. JUICY COUTURE had sales of approximately $47 million in 2002. The total purchase price consisted of (i) a payment, including the assumption of debt, of approximately $47.0 million, and (ii) a contingent payment equal to 30% of the equity value of JUICY COUTURE to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $72 - $76 million. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to our consolidated results.

On November 12, 2003, we announced that we have agreed to purchase all of the equity interest in ENYCE HOLDING LLC ("ENYCE") for a purchase price of approximately $114 million, including the retirement of debt at closing. Founded in 1996 by FILA USA and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE is projected to generate net sales of approximately $95 million in fiscal 2003. Consummation of the transaction is subject to review under the provisions of the Hart-Scott-Rodino Act and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2003. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores. The Company also has agreements with international distributors in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales while women's products account for the remaining 16% of net sales. Men's and women's products include a variety of denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear.

THREE MONTHS ENDED OCTOBER 4, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28,
-------------------------------------------------------------------------------
2002
----

The following table sets forth our operating results for the three months ended October 4, 2003 compared to the three months ended September 28, 2002 (both periods are comprised of 13 weeks):

                                                         Three months ended                Variance
                                                  ---------------------------------------------------------
                                                      October 4,    September 28,
Dollars in millions                                      2003            2002           $             %
-------------------                               ---------------------------------------------------------

Net Sales                                            $   1,174.2    $   1,041.2     $   133.0       12.8%

Gross Profit                                               519.9          457.6          62.3       13.6%

Selling, general and administrative expenses               356.8          319.5          37.3       11.7%

Operating Income                                           163.1          138.1          25.0       18.1%

Other (expense) income-net                                  (1.8)          (1.3)          0.5       38.5%

Interest (expense) income-net                               (7.9)          (6.3)          1.6       25.4%

Provision for income taxes                                  55.5           47.0           8.5       18.1%

Net Income                                                  97.9           83.5          14.4       17.3%

Net Sales
---------
Net sales for the third quarter of 2003 were a record $1.174 billion, an increase of $133.0 million, or 12.8% over net sales for the third quarter of 2002. The acquisitions of Ellen Tracy and JUICY COUTURE added approximately $92.4 million in net sales during the quarter. Approximately $33.4 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $103.2 million,  or 14.5%, to $814.4
     ------------------
     million. This result was primarily due to the following:
     - The inclusion of $88.3 million of sales of our recently acquired Ellen Tracy and JUICY COUTURE businesses;
     - A $21.7 million increase resulting from foreign currency exchange rate fluctuations in our international businesses; and
     - A $6.8 million overall sales decrease primarily reflecting an approximate 11.8% decrease in our core Liz Claiborne businesses partially offset by increases reflecting continued growth in MEXX Europe (exclusive of foreign currency exchange rate fluctuations) and the introduction of new products in our Special Markets businesses.

o    Wholesale  Non-Apparel  net sales were up $1.9 million,  or 1.3%, to $147.7
     ----------------------
     million.
     - The increase resulted primarily from higher unit volume representing higher demand in our Fashion Accessories and Jewelry businesses.
     - These increases were partially offset by a sales decrease in our Cosmetics business, resulting from lower unit sales reflecting the difficult retail environment.
     - Increases resulting from foreign currency exchange rate fluctuations were not material in this segment.

o    Retail net sales increased $26.5 million, or 14.9%, to $204.9 million.  The
     ------
     increase reflected the following:
     - The inclusion of $3.7 million reflecting sales from our recently acquired Ellen Tracy business;
     - A $10.7 million increase resulting from foreign currency exchange rate fluctuations in our international businesses; and
     - A $12.1 million increase primarily driven by higher comparable store sales and the addition of eight new stores over the last twelve months in our LUCKY BRAND DUNGAREES specialty retail business as well as comparable store sales increases and the addition of nine net new Specialty Retail and Outlet stores in our MEXX Europe business. These gains were partially offset by the decreases related to the strategic decision to close our domestic LIZ CLAIBORNE Specialty Retail stores. These closures were completed by the end of the second quarter of 2003. Comparable store sales were up 0.6% in our Outlet business and down 2.1% in our Specialty Retail business.
     We ended the quarter with a total of 263 Outlet stores, 227 Specialty Retail stores and 513 international concession stores.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $1.4
     ---------
     million, or 24.9%, to $7.2 million as a result of the inclusion of revenues from new licenses as well as growth in revenues from existing licenses.

Domestic net sales  increased by $70.0  million,  or 8.4%, to $906.3 million for
--------
the  reasons  previously  discussed.  International  net sales  increased  $63.0
                                      -------------
million, or 30.7% (to $267.9 million), due principally to an increase in sales of our MEXX Europe business. As previously stated, approximately $33.4 million of the increase was due to the impact of currency exchange rate fluctuations.

Gross Profit
------------
Gross profit increased $62.3 million, or 13.6%, to $519.9 million in the third quarter of 2003 over the third quarter of 2002. Gross profit as a percent of net sales increased to 44.3% in 2003 from 44.0% in 2002. The increasing gross profit rate reflected a continued focus on inventory management and lower sourcing costs partially offset by slightly higher than planned promotional activity at retail resulting in additional markdown assistance. The acquisitions of Ellen Tracy and JUICY COUTURE as well as continued growth in our MEXX Europe business contributed to the rate increase, as these businesses run at higher gross profit rates than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $37.3 million, or 11.6%, to $356.8 million, in the third quarter of 2003 over the third quarter of 2002. These expenses as a percent of net sales decreased slightly to 30.4% in 2003 from 30.7% in 2002. The lower SG&A rate primarily reflected the favorable impact of Company-wide expense control initiatives partially offset by the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average.

Operating Income
----------------
Operating income for the third quarter of 2003 was $163.1 million, an increase of $25.0 million, or 18.1%, over last year. Operating income as a percent of net sales increased to 13.9% in 2003 compared to 13.3% in 2002. The increase was a result of lower sourcing costs, Company-wide inventory management and expense reductions partially offset by additional retailer markdown assistance. Operating income by business segment is provided below:
o    Wholesale  Apparel  operating  income  increased  $18.1  million  to $117.5
     ------------------
     million (14.4% of net sales) in 2003 compared to $99.5 million (14.0% of net sales) in 2002, principally reflecting the inclusion of our recently acquired Ellen Tracy and JUICY COUTURE businesses and increased profits in our MEXX business, partially offset by reduced profits in our core LIZ
     CLAIBORNE business as a result of lower sales volume and additional markdown assistance as well as reduced profits in our Special Markets businesses as a result of additional markdown assistance.
o    Wholesale  Non-Apparel  operating  income was $19.3  million  (13.1% of net
     ----------------------
     sales) in 2003 compared to $17.4 million (11.9% of net sales) in 2002, principally due to increases in our Fashion Accessories and Jewelry businesses.
o    Retail  operating  income increased $3.0 million to $20.6 million (10.1% of
     ------
     net sales) in 2003 compared to $17.6 million (9.9% of net sales) in 2002, principally reflecting an increase in profits from our LUCKY BRAND DUNGAREES and MEXX Europe retail stores, partially offset by start up costs associated with the opening of our new MEXX USA and Sigrid Olsen stores.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $2.1 million, or 57.6%, to $5.6 million.

Domestic operating profit increased by $6.9 million, or 5.8%, to $125.9 million,
--------
due to the improvements in sales and gross profit discussed above. International
                                                                   -------------
operating profit increased $18.1 million, or 94.9% to $37.2 million primarily due to increased profits from our MEXX business.

Net Other Expense
-----------------
Net other expense in the third quarter of 2003 was $1.8 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to net other expense of $1.3 million in 2002, principally comprised of minority interest expense.

Net Interest Expense
--------------------
Net interest expense in the third quarter of 2003 was $7.9 million, compared to $6.3 million in 2002, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Foreign currency exchange rate fluctuations accounted for the majority of the increase.

Provision for Income Taxes
--------------------------
The provision for income taxes in the third quarter of 2003 reflected a slightly increased income tax rate at 36.2% versus 36.0% in the prior year due to an increase in taxes from foreign operations.

Net Income
----------
Net income increased in the third quarter of 2003 to $97.9 million, or 8.3% of net sales, from $83.5 million in the third quarter of 2002, or 8.0% of net sales. Diluted earnings per common share increased 14.1% to $0.89 in 2003, up from $0.78 in 2002. Our average diluted shares outstanding increased by 3.0 million shares in the third quarter of 2003 on a period-to-period basis, to
110.3 million, as a result of the exercise of stock options and the effect of dilutive securities.


NINE MONTHS ENDED OCTOBER 4, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28,
-----------------------------------------------------------------------------
2002
----

The following table sets forth our operating results for the nine months ended October 4, 2003 (comprised of 40 weeks) compared to the nine months ended September 28, 2002 (comprised of 39 weeks):

                                                          Nine months ended                Variance
                                                  ---------------------------------------------------------
                                                      October 4,    September 28,
Dollars in millions                                      2003            2002           $             %
-------------------                               ---------------------------------------------------------

Net Sales                                            $   3,209.2    $   2,723.6     $     485.6        17.8%

Gross Profit                                             1,401.4        1,176.4           225.0        19.1%

Selling, general and administrative expenses             1,052.5          885.6           166.9        18.8%

Operating Income                                           348.9          290.8            58.1        20.0%

Other (expense) income-net                                  (2.4)          (2.2)            0.2         9.1%

Interest (expense) income-net                              (22.7)         (18.0)            4.7        26.1%

Provision for income taxes                                 117.2           97.4            19.8        20.3%

Net Income                                                 206.6          173.2            33.4        19.3%


Net Sales
---------
Net sales for the nine months of 2003 were a record $3.209 billion, an increase of $485.6 million, or 17.8% over net sales for the nine months of 2002. The acquisitions of Ellen Tracy, JUICY COUTURE and the inclusion of a full nine month's sales for our recently acquired MEXX Canada business (acquired July
2002) added approximately $224.3 million in net sales for the nine months. Approximately $104.8 million of the nine-month increase was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro. While the nine months of 2003 was comprised of 40 weeks, as compared to 39 weeks in 2002, we do not believe this extra week had a material impact on our overall sales results for the first nine months. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $353.8 million,  or 19.0%, to $2.212
     ------------------
     billion. The increase was primarily due to the following:
     - The inclusion of $180.9 million of sales of our recently acquired Ellen Tracy and JUICY COUTURE businesses;
     - A $63.3 million increase resulting from foreign currency exchange rate fluctuations in our international businesses; and
     - A $109.6 million overall sales increase driven by continued growth in our MEXX Europe business (excluding the impact of foreign currency exchange rate fluctuations) and increases in our Special Markets business primarily reflecting the introduction of new products, partially offset by an approximate 6.4% decrease in our core LIZ CLAIBORNE businesses.

o    Wholesale  Non-Apparel net sales were up $38.1 million, or 10.9%, to $386.3
     ----------------------
     million.
     - The increase was primarily the result of increases in our Jewelry and Handbags businesses, due to higher unit volume resulting from higher demand.
     - These increases were partially offset by a sales decrease in our Cosmetics business, resulting from reduced prices reflecting the highly promotional environment partially offset by higher unit sales.
     - Increases resulting from foreign currency exchange rate fluctuations were not material in this segment.

o    Retail net sales increased $86.8 million, or 17.3%, to $588.6 million.  The
     ------
     increase reflected the following:
     - The inclusion of $36.0 million of sales from our recently acquired Ellen Tracy business and a full nine month's sales from our recently acquired MEXX Canada business;
     - A $38.2 million increase resulting from foreign currency exchange rate fluctuations in our international businesses; and
     - A $12.6 million increase primarily due to the addition of new stores, partially offset by the decreases related to the strategic decision to close the domestic LIZ CLAIBORNE specialty stores (which were closed by the end of the second quarter of 2003). Comparable store sales overall were down 0.8% in our Specialty Retail business and were down 2.0% in our Outlet stores due in each case to reduced traffic (excluding the extra week in the 2003 period Specialty Retail comparable store sales were down 2.5% and Outlet comparable store sales were down 3.6%).

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $6.8
     ---------
     million to $22.4 million as a result of the inclusion of revenues from new licenses as well as growth in revenues from existing licenses.

Domestic net sales increased by $287.7 million,  or 12.9%, to $2.523 billion for
--------
the reasons  previously  discussed.  International  net sales  increased  $197.9
                                     -------------
million, or 40.6%, to $685.9 million, due principally to an increase in sales of our MEXX Europe business as previously discussed and the inclusion of a full nine month's sales of our MEXX Canada business. As previously stated, approximately $104.8 million of the increase was due to the impact of currency exchange rate fluctuations.

Gross Profit
------------
Gross profit increased $225.0 million, or 19.1%, to $1.401 billion in the first nine months of 2003 over the first nine months of 2002. Gross profit as a percent of net sales increased to 43.7% in 2003 from 43.2% in 2002. The increasing gross profit rate reflected a continued focus on inventory management and lower sourcing costs partially offset by higher than planned promotional activity at retail resulting in additional markdown assistance. The acquisitions of Ellen Tracy and JUICY COUTURE also contributed to the rate increase, as these businesses run at higher gross profit rates than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $166.9 million, or 18.8%, to $1.053 billion in the first nine months of 2003. These expenses as a percent of net sales increased to 32.8% in 2003 from 32.5% in 2002. The higher SG&A rate primarily reflected the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, partially offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the first nine months of 2003 was $348.9 million, an increase of $58.1 million, or 20.0%, over last year. Operating income as a percent of net sales increased to 10.9% in 2003 compared to 10.7% in 2002 primarily as a result of the improved gross margin rate discussed earlier. Operating income by business segment is provided below:
o    Wholesale  Apparel  operating  income  increased  $31.7  million  to $249.5
     ------------------
     million (11.3% of net sales) in 2003 compared to $217.8 million (11.7% of net sales) in 2002, principally reflecting the inclusion of our recently acquired businesses and increased profits in our SIGRID OLSEN and MEXX Europe businesses as well as in our Men's complex, partially offset by reduced profits in our core LIZ CLAIBORNE businesses.
o    Wholesale  Non-Apparel  operating  income  increased $11.0 million to $35.4
     ----------------------
     million (9.2% of net sales) in 2003 compared to $24.4 million (7.0% of net sales) in 2002, principally due to increases in our Cosmetics and Jewelry businesses.
o    Retail  operating  income  increased $8.2 million to $48.5 million (8.2% of
     ------
     net sales) in 2003 compared to $40.3 million (8.0% of net sales) in 2002, principally reflecting increased gross profit rates in our Outlet stores and an increase in profits from our MEXX Europe Retail stores, partially offset by losses in our domestic LIZ CLAIBORNE specialty stores, which are all now closed.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $7.3 million to $15.5 million.

Domestic  operating  profit  increased  by $33.2  million,  or 13.1%,  to $287.2
--------
million, due to the improvements discussed above. International operating profit
                                                  -------------
increased $25.0 million, or 67.9% to $61.7 million primarily due to increased profits from our MEXX business.

Net Other Expense
-----------------
Net other expense in the first nine months of 2003 was $2.4 million, principally comprised of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) and, to a lesser extent, other non-operating expenses, compared to net other expense of $2.2 million in 2002, principally comprised of minority interest expense partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the first nine months of 2003 was $22.7 million, compared to $18.0 million in 2002, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Foreign currency exchange rate fluctuations accounted for the majority of the increase.

Provision for Income Taxes
--------------------------
The provision for income taxes in the first nine months reflected a slightly increased income tax rate at 36.2% versus 36.0% in the prior year due to an increase in taxes from foreign operations.

Net Income
----------
Net income increased in the first nine months of 2003 to $206.6 million, or 6.4% of net sales, from $173.2 million in the first nine months of 2002, or 6.4% of net sales. Diluted earnings per common share increased 16.7% to $1.89 in 2003, up from $1.62 in 2002. Our average diluted shares outstanding increased by 2.2 million shares in the first nine months of 2003 on a period-to-period basis, to
109.3 million, as a result of the exercise of stock options and the effect of dilutive securities.


FORWARD OUTLOOK
---------------

For the fourth quarter of 2003, we are optimistic that we can achieve a sales increase of 4 - 6% and earnings per share ("EPS") in the range of $0.63 - $0.66. For fiscal 2003, we have adjusted our sales guidance for the full year from an increase of 11 - 13% to an increase of 14 - 15% and our EPS guidance from a range of $2.49 - $2.55 to a range of $2.52 - $2.55. For fiscal 2004, we will plan our business in accordance with the challenging and unsettled retail environment. On October 30, 2003, in connection with our third quarter earnings release, we announced a forecast of a sales increase of 3 - 6% and EPS in the range of $2.65 - $2.72 for fiscal 2004.

On November 12, 2003 we announced that we have agreed to purchase all of the equity interest of ENYCE HOLDING LLC. Consummation of the transaction is subject to review under the provisions of the Hart-Scott-Rodino Act and other customary closing conditions. The transaction is expected to close in the fourth quarter of

2003. We expect this transaction to have no impact on Fiscal 2003 EPS and to be accretive to 2004 EPS by approximately $0.05. Accordingly, we are adjusting our fiscal 2004 sales guidance from an increase of 3 - 6% to an increase of 5 - 8% and our EPS guidance from a range of $2.65 - $2.72 to a range of $2.70 - $2.77. All of these forward-looking statements exclude the impact of any future acquisitions or stock repurchases. The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.


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

We ended the third quarter of 2003 with $168.2 million in cash and marketable securities, compared to $276.3 million and $256.5 million at December 28, 2002 and September 28, 2002 respectively, and with $452.6 million of debt outstanding compared to $399.7 million and $454.4 million at December 28, 2002 and September 28, 2002, respectively. This $161.0 million and $86.5 million increase in our debt net of cash position over the last nine and twelve months, respectively, is attributable to the 2002 acquisition of Ellen Tracy and the current year acquisition of JUICY COUTURE, as well as additional payments made in connection with the acquisitions of Lucky Brand Dungarees and MEXX Canada as discussed below and the differences in working capital due to the factors discussed below. The foreign currency exchange translation on our Eurobond accounted for $41.2 million and $64.4 million of the increase in our debt balance compared to December 28, 2002 and September 28, 2002. This debt increase was offset by cash flow from operations on a trailing twelve-month basis of $305.2 million. We ended the quarter with a record $1.515 billion in stockholders' equity, giving us a total debt to total capital ratio of 23.0%.

Accounts receivable increased $47.2 million, or 8.6%, at October 4, 2003 compared to September 28, 2002, primarily due to the acquisitions of Ellen Tracy and JUICY COUTURE. Accounts receivable increased $225.7 million, or 60.9%, at October 4, 2003 compared to December 28, 2002 due to seasonal timing and increases in sales. Currency exchange rate fluctuations, primarily the strengthening of the Euro, were responsible for $20.2 million and $13.5 million of the increases in accounts receivable, respectively.

Inventories increased $53.1 million, or 11.1%, at October 4, 2003 compared to September 28, 2002, and increased $68.3 million, or 14.8% at October 4, 2003 compared to December 28, 2002. The increase from December 28, 2002 is a result of seasonal timing, the acquisition of JUICY COUTURE and increases due to foreign exchange rate fluctuations. The acquisitions of Ellen Tracy and JUICY COUTURE as well as new lines of business were responsible for $35.6 million of the increase from September 28, 2002. Currency exchange rate fluctuations, primarily the strengthening of the Euro, were responsible for $22.3 million of the increase from September 28, 2002. Our average inventory turnover rate increased to 4.8 times for the 12-month period ended October 4, 2003 from 4.7 times for the 12-month period ended December 28, 2002 and 4.5 times for the 12-month period ended September 28, 2002. The Company continues to take a conservative approach to inventory management in 2003.

Borrowings under our commercial paper and revolving credit facilities peaked at $136 million during the nine months of 2003; at October 4, 2003, our borrowings under these facilities were $27.9 million.

Net cash provided by operating activities was $15.3 million in the first nine months of 2003, compared to $132.0 million provided in 2002. This $116.7 million change in cash flow was primarily due to a $288.8 million use of cash for working capital in 2003 compared to a $123.0 million in 2002, driven primarily by year-over-year changes in the accounts receivable and inventory balances (discussed above), partially offset by the increase in net income of $33.4 million in the first nine months of 2003 from the first nine months of 2002.

Net cash used in investing activities was $178.7 million in the first nine months of 2003, compared to $99.2 million in 2002. Net cash used in the first nine months of 2003 primarily reflected $101.1 million in acquisition related payments and $77.9 million in capital and in store expenditures. Net cash used in the first nine months of 2002 primarily reflected $73.5 million in capital and in-store expenditures and $26.5 million for the purchase of MEXX Canada.

Net cash provided by financing activities was $32.6 million in the first nine months of 2003, compared to $45.4 million in 2002. The $12.8 million year over year decrease primarily reflected a $19.2 million reduction in commercial paper issued in 2003.

Our anticipated capital expenditures for 2003 approximate $95 million, of which $77.9 million had been expended through October 4, 2003. These expenditures consisted primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of stores. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

On October 17, 2003, the Company received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility (collectively, the "Agreement"). The aforementioned bank facility replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 4, 2003, the Company had no commercial paper outstanding and a total of $44.7 million of borrowings from the Agreement and other sources denominated in foreign currencies at an average interest rate of 2.8%. The borrowings under the Agreement are classified as long-term debt as of October 4, 2003 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006 with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)" ("FIN 46") (see Note 15 of

Notes to Condensed Consolidated Financial Statements). The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

As of October 4, 2003, the Company had lines of credit aggregating $411 million, which were primarily available to cover trade letters of credit. At October 4, 2003, December 28, 2002 and September 28, 2002, the Company had outstanding trade letters of credit of $264 million, $291 million and $267 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in 2003 and will be refinanced under existing credit lines.

The Company's Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $85 million (based on the exchange rates as of October 4, 2003). These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004. These lines are guaranteed by the Company.

At October 4, 2003, the Company had various Euro currency collars outstanding with a net notional amount of $42 million, maturing through July 2004 with values ranging between 1.05 and 1.14 U.S. dollar per Euro and average rate options with a notional amount of $12 million, maturing through December 2003 at a rate of 0.98 US dollars per Euro as compared to $116 million in similar contracts at December 28, 2002 and $131 million at September 28, 2002. The Company also had forward contracts maturing through December 2004 to sell 80 million Euro for $88 million and 14 million Canadian dollars for $10 million. The notional value of the foreign exchange forward contracts was approximately $98 million at October 4, 2003, as compared with approximately $25 million at December 28, 2002 and approximately $45 million at September 28, 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $8.5 million at October 4, 2003, approximately $5.2 million at December 28, 2002 and approximately $744,000 at September 28, 2002. The ineffective portion of these contracts was not material and was expensed in the current quarter.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 4, 2003.

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

Derivative Instruments and Foreign Currency Risk Management Programs
--------------------------------------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss) to the extent the qualifying hedge is effective.

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

Occasionally, the Company purchases short-term foreign currency contracts and options to mitigate quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.

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

Economic, Social and Political Factors
--------------------------------------
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees, including its union employees;
o Work stoppages by any Company suppliers or service providers or by the Company's union employees;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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

The acquisitions of MEXX and MEXX Canada, which transact business in foreign currencies, have increased the Company's exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of transactions with our non-U.S. subsidiaries, which now include MEXX and MEXX Canada. Gains and losses on any ineffective portion of these contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction affects earnings.

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

At October 4, 2003, the Company had $44.7 million of floating rate debt, representing 9.9% of our total debt outstanding as of such date. Our average variable rate borrowing for the nine months ended October 4, 2003 was $57.7 million, with an average interest rate of 2.41%. If the nine months' average rate increased or decreased by 10%, our interest expense would have changed by $104,000; accordingly, we do not believe that our exposure to interest rate changes is material.

Reference is also made to our 2002 Annual Report on Form 10-K, under the heading "Certain Interest Rate and Foreign Currency Risks."

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

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

In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

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


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of October 4, 2003, and have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting during the third quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, the Audit Committee of the Company's Board of Directors approved the engagement of the Company's external auditors to perform certain non-audit services to assist management in its compliance with certain regulatory and compliance, tax planning and due diligence matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

     A Current Report on Form 8-K was filed with the SEC on August 15, 2003 by the Company relating to blackout periods under the Liz Claiborne, Inc. 401(k) Savings and Profit Sharing Plan (the "Savings Plan Blackout Period").

     A Current Report on Form 8-K was filed with the SEC on October 30, 2003 by the Company relating to the results of operations for the three and nine-month periods ended October 4, 2003.

     A Current Report on Form 8-K was filed with the SEC on November 5, 2003 by the Company relating to the Employment Agreement entered into on November 3, 2003 with Paul R. Charron, as Chairman and Chief Executive Officer of the Company.

     A Current Report on Form 8-K was filed with the SEC on November 12, 2003 by the Company relating to the agreement to purchase ENYCE HOLDINGS LLC.


*    Filed herewith.

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE

REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:    November 13, 2003


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