Form 10-K
period 2004-01-03
CLAIBORNE LIZ INC
filed 2004-03-11
CIK 352363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004
                          ---------------

ommission File Number 1-10689
                      -------

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

                  Yes   X           No
                      -----             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  Yes   X           No
                      -----             ----

     Based upon the closing sale price on the New York Stock Exchange composite tape on July 3, 2003, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended July 5, 2003, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,791,932,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of March 2, 2004: 110,794,722 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 20, 2004-Part III.

                                     PART I

Item 1. Business.
        --------

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General
-------

     Liz Claiborne, Inc. designs and markets an extensive portfolio of branded women's and men's apparel, accessories and fragrance products. Our current portfolio of brands includes most apparel and non-apparel categories, reaching consumers regardless of age, gender, size, attitude, shopping or value preference. Our products run the full fashion gamut, from classic and traditional to modern and contemporary, for every wearing occasion. Our brands include AXCESS, BORA BORA, CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J. H. COLLECTIBLES, JANE STREET, JUICY COUTURE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND, MAMBO, MARVELLA, MEXX, MONET, MONET 2, REALITIES, SIGRID OLSEN, SPARK, TRIFARI and VILLAGER. In addition, we hold certain licenses for men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks, women's sportswear under the CITY DKNY(R) trademark, women's apparel products under the KENNETH COLE NEW YORK, REACTION KENNETH COLE and UNLISTED.COM trademarks, jewelry products under the KENNETH COLE NEW YORK and REACTION KENNETH COLE trademarks, and fragrance, cosmetic and beauty products under the CANDIE'S trademark.

     Under our multi-channel distribution strategy, our brands are available at over 30,000 different retail locations throughout the world, including our own specialty retail and outlet stores, and on our Elisabeth, Lucky Brand, and Mexx E-commerce sites. We believe that we are one of the largest suppliers of women's branded apparel and accessories in the United States.

     As used  herein,  the terms  "Company",  "we",  "us" and "our" refer to Liz
Claiborne,  Inc.,  a  Delaware  corporation,   together  with  its  consolidated
subsidiaries.

     On April 7, 2003, we completed the purchase of Juicy Couture, Inc. ("Juicy Couture"), formerly Travis Jeans, Inc., a privately held fashion apparel company. Juicy Couture offers a line of upscale casual lifestyle apparel for women, men and children under various Juicy Couture trademarks. Juicy Couture products are sold predominately through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. See Note 2 of Notes to Consolidated Financial Statements.

     On December 1, 2003, we completed the purchase of Enyce Holding, LLC ("Enyce"), a privately held fashion apparel company. Enyce offers fashion forward streetwear for men and women under the ENYCE (R) and LADY ENYCE (R) trademarks. Enyce products are sold predominately through specialty store chains, better specialty stores and select department stores throughout the United States and through distributors in Canada, Germany and Japan. See Note 2 of Notes to Consolidated Financial Statements.


Business Segments
-----------------

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. We also license to third parties the right to produce and market products bearing certain Company-owned trademarks. See Note 20 of Notes to Condensed Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We also present our results on the following geographic basis:

     o Domestic: wholesale customers and our specialty retail and outlet stores located in the United States; and
     o International: wholesale customers and our specialty retail and outlet stores and concession stores located outside of the United States.

     Wholesale Apparel.  This segment consists of women's,  men's and children's
     -----------------
apparel designed, marketed, produced and sold worldwide under various trademarks that we own or license from third-party owners. Substantially all products in each sportswear collection are sold at retail as separate items.

     Our LIZ CLAIBORNE business offers women's career and casual sportswear for the "better" market, in misses and petite sizes, including knitwear, twill and denim products, under our LIZ CLAIBORNE trademark. As previously announced, commencing with the Spring 2004 season, products previously offered under our COLLECTION, LIZSPORT, LIZWEAR JEANS and LIZ & CO. trademarks will be offered under our LIZ CLAIBORNE trademark. This business also offers a line of women's performancewear under the LIZ GOLF trademark.

     Our LIZ CLAIBORNE WOMAN business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions) under our LIZ CLAIBORNE WOMAN trademark.

     Our MEXX business offers a wide range of men's, women's and children's fashion apparel and accessories for sale outside of the United States under several trademarks including MEXX (men's and women's fashion sportswear), MEXXSPORT (performance sportswear), and XX BY MEXX (coordinated contemporary separates). See Note 2 of Notes to Consolidated Financial Statements for a discussion of our acquisition of MEXX. Commencing with the third quarter of 2003, MEXX products are sold in domestic specialty retail stores operated under the MEXX tradename. See Retail below.

     Our Men's business offers men's business-casual wear and sportswear under our CLAIBORNE trademark; a line of moderate priced men's wear and dress shirts under our CRAZY HORSE trademark; and a line of moderate priced, fashion-forward men's apparel under our AXCESS/Men trademark. This business also offers a line of men's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos, pursuant to the exclusive license we hold to design, produce, market and sell these products in the Western Hemisphere. We license to a third-party the right to design, manufacture and distribute a line of dress shirts under the CLAIBORNE trademark. See Note 3 of Notes to Consolidated Financial Statements.

     Our DANA BUCHMAN business offers collections of products for the women's "bridge" market, in misses, large and petite sizes under our DANA BUCHMAN trademark.

     Our ELLEN TRACY business offers women's sportswear for the "bridge" market under our ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY trademarks. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Ellen Tracy, Inc.

     Our Special Markets business offers women's updated career and casual clothing at moderate prices under the following Company trademarks: AXCESS (fashion-forward women's apparel, sold principally in Mervyn's and Kohl's department stores), EMMA JAMES (related separates for the casual workplace, sold principally in department stores); VILLAGER (relaxed separates for soft career and weekend dressing, sold principally in Mervyn's and Kohl's department stores); FIRST ISSUE (casual career and everyday wear, sold principally in Sears department stores); CRAZY HORSE (casual separates, sold principally in J.C. Penney stores); CRAZY HORSE COLLECTION (casual and business-casual apparel, sold principally in J.C. Penney stores); and J.H. COLLECTIBLES (a collection of relaxed feminine apparel, sold principally in department stores). During 2003, we ceased selling products under our RUSS trademark at Wal-Mart stores. See "Competition; Certain Risks" below.

     Our DKNY(R) JEANS and DKNY(R) ACTIVE business offers junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 3 of Notes to Consolidated Financial Statements.

     Our CITY DKNY(R) business offers women's career and casual sportswear for the "better" market, under the CITY DKNY(R) trademark and logo for sale in the United States, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 3 of Notes to Consolidated Financial Statements.

     Our SIGRID OLSEN business, which we own by virtue of our ownership of 97.5% of Segrets, Inc ("Segrets"), offers a range of women's sportswear in misses, large and petite sizes under several trademarks, including SIGRID OLSEN
COLLECTION (sportswear with a contemporary influence), SIGRID OLSEN SPORT (updated casual sportswear with a novelty inspiration), and SO BLUE BY SIGRID OLSEN (contemporary casual sportswear with a jeanswear influence). See Note 2 of Notes to Consolidated Financial Statements for a discussion of our acquisition of Segrets, Inc.

     Our LUCKY BRAND business offers women's and men's denim-based sportswear under various LUCKY BRAND trademarks. See Note 2 of Notes to Consolidated Financial Statements for a discussion of our acquisition of Lucky Brand Dungarees, Inc.

     Our KENNETH COLE NEW YORK business offers "better" women's modern sportswear under the KENNETH COLE NEW YORK label, and women's status denim and sportswear under the REACTION KENNETH COLE label and has the right to offer junior-sized apparel under the UNLISTED.COM label, for sale in North America pursuant to the exclusive license we hold to manufacture, design, market and distribute these products. The term of the license agreement is scheduled to expire on December 31, 2004. See Note 3 of Notes to Consolidated Financial Statements.

     Our LAUNDRY business offers women's modern sportswear and dresses under the LAUNDRY BY SHELLI SEGAL trademark. In January 2004, this business introduced a line of dresses under our JANE STREET trademark, to be sold primarily through department and specialty stores. Shipping of the JANE STREET line is expected to commence in the third quarter of 2004.

     Our JUICY COUTURE business offers upscale women's, men's and children's casual wear under various JUICY COUTURE trademarks. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the acquisition of JUICY COUTURE.

     Our ENYCE business offers men's and women's fashion forward streetwear under our ENYCE and LADY ENYCE trademarks. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the acquisition of ENYCE.

     Each of the above businesses presented four seasonal collections during 2003, except DANA BUCHMAN and ELLEN TRACY, which presented three collections, and LAUNDRY and JUICY COUTURE, which presented five collections.

     In November 2003, we introduced a line of women's sportswear for the "better" market under our REALITIES trademark, to be sold in Bloomingdale's, Lord & Taylor, Nordstrom and other select department stores. Shipping of the REALITIES line commenced in January 2004.

     In January 2004, we commenced shipping a line of women's sportswear under our INTUITIONS trademark, for sale exclusively at Dillard's department stores.

     Wholesale  Non-Apparel.  This segment consists of accessories,  jewelry and
     ----------------------
cosmetics  designed,   marketed,  produced  and  sold  worldwide  under  various
trademarks we own or license from third-party owners.

     Our Accessories business offers an array of handbags, small leather goods and fashion accessories under our LIZ CLAIBORNE, LUCKY BRAND, MEXX, SIGRID OLSEN (which commenced shipping in the first quarter of 2003), and ELLEN TRACY (which commenced shipping in the third quarter of 2003) trademarks. In February 2004, we commenced shipping lines of accessories under our INTUITIONS and JUICY COUTURE trademarks. We will commence shipping a line of accessories under our REALITIES trademark in the third quarter of 2004.

     Our Special Markets Accessories business offers jewelry, handbags and fashion accessories under our CRAZY HORSE and VILLAGER trademarks, and jewelry and handbags under our AXCESS trademark.

     Our Jewelry business offers a selection of jewelry under our LIZ CLAIBORNE, LUCKY BRAND, MEXX, MONET, MONET 2, TRIFARI and MARVELLA trademarks. In February 2004, we commenced shipping lines of jewelry under our INTUITIONS and JUICY
COUTURE trademarks. We will commence shipping a line of jewelry under our REALITIES trademark in the third quarter of 2004. We also hold the license to manufacture, design, market and distribute women's jewelry bearing the KENNETH COLE NEW YORK and REACTION KENNETH COLE trademarks. See Note 3 of Notes to Consolidated Financial Statements.

     The offerings of our Accessories, Special Markets Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of our other product lines.

     Our Cosmetics business offers fragrance and bath and body-care products for women under our LIZ CLAIBORNE and LIZSPORT, for men under our CLAIBORNE SPORT, and for men and women under our BORA BORA, CURVE, CURVE CRUSH, LUCKY YOU LUCKY BRAND and MAMBO trademarks. We also offer fragrances, cosmetics and beauty products (for women and men) under the CANDIE'S trademark, which we license from Candie's, Inc. We commenced shipping a line of fragrance and bath and body-care products (for women and men) under our SPARK trademark in July 2003.

     Retail.  This segment consists of our worldwide retail operations that sell
     ------
our apparel and non-apparel products to the public through our specialty retail stores, outlet stores and international concession stores (where the retail selling space is either owned and operated by the department store or leased and operated by a third party, while, in each case, we own the inventory).

     During 2003, we completed the previously announced closing of our LIZ CLAIBORNE specialty retail store format in the United States, and launched our MEXX and SIGRID OLSEN specialty retail store formats in the United States. See
Note 13 of Consolidated Financial Statements.

     Specialty Retail Stores. As of March 2, 2004, we operated a total of 235 specialty retail stores, comprised of 124 retail stores within the United States and 111 retail stores outside of the United States, primarily in Western Europe and Canada, under various Company trademarks. Our European LIZ CLAIBORNE flagship store, an approximately 3,000 square foot facility, is located on Regent Street in London, England.

     The following table sets forth information, as of March 2, 2004, with respect to our specialty retail stores:


  U.S. RETAIL SPECIALTY STORES
  ----------------------------- ------------------ ---------------------------
                                                    Approximate Average Store
        Specialty Store Format   Number of Stores     Size by Square Footage
  ----------------------------- ------------------ ---------------------------
  LUCKY BRAND DUNGAREES                  74                     2,400
  ELISABETH                              32                     3,200
  SIGRID OLSEN                            7                     2,400
  DANA BUCHMAN                            4                     4,700
  LAUNDRY BY SHELLI SEGAL                 3                     1,700
  MEXX                                    3                    16,200
  ELLEN TRACY                             1                     3,400


  FOREIGN RETAIL SPECIALTY STORES
  ----------------------------- ------------------ ---------------------------
                                                    Approximate Average Store
     Specialty Store Format      Number of Stores     Size by Square Footage
  ----------------------------- ------------------ ---------------------------
  MEXX                                   80                     4,000
  MEXX Canada                            30                     5,000
  LIZ CLAIBORNE                           1                     3,000


     Outlet Stores. As of March 2, 2004, we operated a total of 263 outlet stores, comprised of 196 outlet stores within the United States and 67 outlet stores outside of the United States, primarily in Western Europe and Canada, under various Company owned and licensed trademarks.

     The following table sets forth information, as of March 2, 2004, with respect to our outlet stores:


  U.S. OUTLET STORES
  ----------------------------- ------------------ -----------------------------
                                                    Approximate Average Store
            Format               Number of Stores     Size by Square Footage
  ----------------------------- ------------------ ---------------------------
  LIZ CLAIBORNE                         118                    11,000
  LIZ CLAIBORNE WOMAN *                  21                     3,400
  DKNY(R)JEANS                           17                     2,900
  ELLEN TRACY                            11                     3,500
  DANA BUCHMAN                           12                     2,200
  Special Brands                          6                     3,100
  CLAIBORNE                               4                     2,400
  LUCKY BRAND DUNGAREES                   4                     2,800
  ELLEN TRACY/DANA
  BUCHMAN HYBRID                          3                     4,300


  FOREIGN OUTLET STORES
  ----------------------------- ------------------ ---------------------------
                                                    Approximate Average Store
            Format               Number of Stores     Size by Square Footage
  ----------------------------- ------------------ ---------------------------
  MEXX                                   30                     2,900
  LIZ CLAIBORNE                          20                     2,400
  MEXX Canada                            17                     5,800

* Includes outlet stores formerly operated under the ELISABETH tradename.

     Concession Stores. We operate concession stores in select retail stores, under two formats: shop-in-shop stores (where the space is owned and operated by the department store in which the retail selling space is located, while we own the inventory) and high street concession stores (where the retail store is leased and operated by a third-party specialty retailer, while we own the inventory). As of March 2, 2004, the Company operated a total of 553 concession stores in Europe. We do not operate any concession stores in the United States.

     The following table sets forth information, as of March 2, 2004, with respect to our concession stores:


  FOREIGN CONCESSIONS
  ----------------------------- ------------------
     Concession Store Format     Number of Stores
  ----------------------------- ------------------
  LIZ CLAIBORNE Apparel                 178
  MEXX                                  210
  MONET Jewelry                         165


     Licensing.  We license many of our brands to third parties with specialized
     ---------
skills, thereby extending each licensed brand's market presence. We currently have fifty-one license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2010. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. Royalty income from our licensing operations is not included under our wholesale apparel or wholesale non-apparel segments, but is instead included in "Sales from external customers" under
"Corporate/Eliminations." See Note 20 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to select aspects of our licensing business:

------------------------------------- ------------------------------------------
                   PRODUCTS                                     BRANDS
------------------------------------- ------------------------------------------
Women's and Men's outerwear           LIZ CLAIBORNE, AXCESS, CLAIBORNE, CRAZY
                                      HORSE, DANA BUCHMAN, ELLEN TRACY
------------------------------------- ------------------------------------------
Women's and Men's slippers            LIZ CLAIBORNE, CLAIBORNE
------------------------------------- ------------------------------------------
Women's and Men's sunglasses          LIZ CLAIBORNE, AXCESS, CLAIBORNE, ELLEN
                                      TRACY, LUCKY BRAND, MEXX, VILLAGER
------------------------------------- ------------------------------------------
Women's and Men's belts               CLAIBORNE, ELLEN TRACY
------------------------------------- ------------------------------------------
Women's and Men's footwear            LIZ CLAIBORNE, AXCESS, CLAIBORNE, COMPANY
                                      ELLEN TRACY, ELLEN TRACY, LINDA ALLARD
                                      ELLEN TRACY,  LUCKY BRAND, MEXX, VILLAGER
------------------------------------- ------------------------------------------
Women's intimate apparel              LIZ CLAIBORNE, LUCKY BRAND, MEXX
------------------------------------- ------------------------------------------
Women's legwear                       AXCESS, ELLEN TRACY, LUCKY BRAND, MEXX
------------------------------------- ------------------------------------------
Women's neckwear                      ELLEN TRACY
------------------------------------- ------------------------------------------
Women's sleepwear/loungewear          LIZ CLAIBORNE, AXCESS, LUCKY BRAND,
                                      VILLAGER
------------------------------------- ------------------------------------------
Women's swimwear                      LIZ CLAIBORNE, LUCKY BRAND, MEXX
------------------------------------- ------------------------------------------
Women's, Men's and Children's watches MEXX
------------------------------------- ------------------------------------------
Women's accessories                   LUCKY
------------------------------------- ------------------------------------------
Women's dresses and suits             LIZ CLAIBORNE, AXCESS, FIRST ISSUE
------------------------------------- ------------------------------------------
Men's accessories                     AXCESS, CLAIBORNE, CRAZY HORSE, LUCKY
                                      BRAND
------------------------------------- ------------------------------------------
Men's and Boy's neckwear              AXCESS, CLAIBORNE, CRAZY HORSE
------------------------------------- ------------------------------------------
Men's dress shirts                    CLAIBORNE
------------------------------------- ------------------------------------------
Men's formalwear and accessories      CLAIBORNE
------------------------------------- ------------------------------------------
Men's pants                           CLAIBORNE
------------------------------------- ------------------------------------------
Men's sleepwear/loungewear/underwear  AXCESS, CLAIBORNE, LUCKY BRAND
------------------------------------- ------------------------------------------
Men's socks                           CLAIBORNE, LUCKY BRAND, MEXX
------------------------------------- ------------------------------------------
Men's tailored clothing               CLAIBORNE
------------------------------------- ------------------------------------------
Children's apparel                    LIZ CLAIBORNE, CLAIBORNE, LUCKY BRAND
------------------------------------- ------------------------------------------
Bed and Bath                          LIZ CLAIBORNE, MEXX, VILLAGER
------------------------------------- ------------------------------------------
Children's legwear and socks          MEXX
------------------------------------- ------------------------------------------
Children's shoes                      MEXX
------------------------------------- ------------------------------------------
Children's sunglasses                 MEXX
------------------------------------- ------------------------------------------
Children's swimwear                   LUCKY BRAND, MEXX
------------------------------------- ------------------------------------------
Jewelry                               MEXX
------------------------------------- ------------------------------------------
Cosmetics and Fragrances              ELLEN TRACY,  MEXX
------------------------------------- ------------------------------------------
Decorative fabrics                    LIZ CLAIBORNE
------------------------------------- ------------------------------------------
Flooring                              LIZ CLAIBORNE
------------------------------------- ------------------------------------------
Furniture                             LIZ CLAIBORNE, MEXX
------------------------------------- ------------------------------------------
Home storage                          LIZ CLAIBORNE
------------------------------------- ------------------------------------------
Optic Products                        LIZ CLAIBORNE, CLAIBORNE, ELLEN TRACY,
                                      FIRST ISSUE, MEXX
------------------------------------- ------------------------------------------
Sewing Patterns                       ELLEN TRACY
------------------------------------- ------------------------------------------
Tabletop Products                     LIZ CLAIBORNE, CRAZY HORSE, VILLAGER
------------------------------------- ------------------------------------------
Umbrellas                             MEXX
------------------------------------- ------------------------------------------


SALES AND MARKETING

     Domestic sales accounted for approximately 78% of our 2003, and 82% of our 2002, net sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and other outlets.

     International sales accounted for approximately 22% of our 2003, and 18% of our 2002, net sales. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at free-standing retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories. Our international accounts also purchase fragrances and related products through third-party distributors.

     Our 100 largest customers accounted for approximately 85% of 2003 wholesale sales (or 69% of total sales), as compared with approximately 81% of 2002 wholesale sales (or 66% of total sales). Except for Dillard's Department Stores, Inc., which accounted for approximately 9% of 2003 and approximately 11% of 2002 wholesale sales (or 7% of 2003 and 9% of 2002 total sales), no single customer accounted for more than 6% of 2003 or 2002 wholesale sales (or 5% of 2003 and 2002 total sales). However, certain of our customers are under common ownership; when considered together as a group under common ownership, sales to the eight department store customers which were owned at year-end 2003 by Federated
Department Stores, Inc. accounted for approximately 15% of 2003 and approximately 16% of 2002 wholesale sales (or 12% of 2003 and 13% of 2002 total sales), and wholesale sales to the eight department store customers which were owned at year-end 2003 by The May Department Stores Company accounted for approximately 10% of 2003 and approximately 12% of 2002 wholesale sales (or 8% of 2003 and 10% of 2002 total sales). See Note 10 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company's domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including in the Netherlands and Germany.

     For further information concerning our domestic and international sales, see Note 20 of Notes to Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     During 2003, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item, regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our businesses, including our Accessories and Jewelry, Cosmetics, DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND JEANS, Men's and SIGRID OLSEN businesses, and our licensed DKNY(R) Jeans, CITY DKNY(R), and KENNETH COLE NEW YORK businesses.

     In 2003, we further expanded our domestic in-store shop programs, designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. Currently, in-store shops operate under the following brand names: CITY DKNY(R), CLAIBORNE, CRAZY HORSE, DANA BUCHMAN, DKNY(R) JEANS, ELLEN TRACY, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, JUICY COUTURE, KENNETH COLE NEW YORK, LAUNDRY, LIZ CLAIBORNE, LUCKY BRAND, MEXX, SIGRID OLSEN and VILLAGER. Our Accessories business also offers an in-store shop program.

     In 2003, we installed, in the aggregate, 1,039 in-store shops, and, in 2004, we plan to install, in the aggregate, approximately 600 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     We spent approximately $175 million on marketing for all of our brands in 2003, including approximately $45 million on national advertising. This compares with 2002 aggregate marketing expenditures of approximately $160 million, including approximately $44 million on national advertising.

     We maintain several consumer websites, including www.elisabeth.com, which offers plus-size apparel for sale directly to consumers; www.enyce.com, which provides information on ENYCE branded apparel; www.danabuchman.com, which provides information on DANA BUCHMAN branded apparel; www.ellentracy.com, which provides information on ELLEN TRACY branded apparel; www.lizclaiborne.com, which provides information regarding the Company, including information on our LIZ CLAIBORNE branded apparel and accessories products; www.juicycouture.com, which provides information on JUICY COUTURE branded apparel; www.luckybrandjeans.com, which provides information on LUCKY BRAND branded apparel and offers a selection of LUCKY BRAND apparel for sale directly to consumers; and www.sigridolsen.com, which provides information on SIGRID OLSEN branded apparel. In addition, in Germany, the MEXX Direct business, pursuant to an arrangement with Otto Versand (GmbH & Co.), offers MEXX branded merchandise for sale directly through www.mexx.com and through exclusive mail-order catalogs.


MANUFACTURING

     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.

     Products produced in the Far East, the Caribbean, Central America and Europe represent a substantial portion of the Company's sales. We also source product in the United States and other regions. During 2003, several hundred suppliers manufactured our products; such products were manufactured by suppliers located in approximately 50 countries, including China, Saipan, Hong Kong, Taiwan, Turkey, the Dominican Republic, Sri Lanka, Indonesia and the Philippines. We continually seek additional suppliers throughout the world for our sourcing needs. Our largest supplier of finished products manufactured approximately 6% of our purchases of finished products during 2003. In each of 2003, 2002 and 2001, our ten largest suppliers for the year manufactured in aggregate approximately 35% of our purchases of finished products. We expect that the percentage of production represented by our largest suppliers will increase in 2004 in light of the Company's ongoing worldwide factory certification initiative, under which we allocate large portions of our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers which manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and consider our relations with such suppliers to be satisfactory.

     Most of our products are purchased as completed product "packages" from our manufacturing contractors, where the contractor purchases all necessary raw materials and other product components, according to our specifications. When we do not purchase "packages", we obtain fabrics, trimmings and other raw materials in bulk from various foreign and domestic suppliers, which items are then delivered to our manufacturing contractors for use in our products. Inasmuch as we intend to continue to move towards purchasing an increasing portion of our products as "packages," we have continued our development of a group of "approved suppliers" to supply raw materials and other product components to our contractors for use in "packages". We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

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

     Our arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products which are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations.

     We expect all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include standards relating to child labor, working hours, wage payments, and working conditions generally. We have an ongoing program in place to monitor our suppliers' compliance with our Standards. In this regard, each year, our internal or external monitors inspect a substantial portion of our suppliers' factories. Should we learn of a supplier's failure to comply with our Standards, we urge that supplier to act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association's program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions.

IMPORT AND IMPORT RESTRICTIONS

     Virtually all of our merchandise imported into the United States, Canada, and Europe is subject to duties and quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to agreements between the major exporting countries and the United States, the importation of certain categories of our products is subject to quotas limiting the amount of the products that may be imported into the United States. The majority of these agreements were negotiated under the framework of the MultiFiber Arrangement, which has been in effect since 1974, and contain "consultation" clauses which allow the United States, under certain circumstances, to impose unilateral restrictions on the importation of certain categories of products that are not subject to specified limits under the terms of such agreement. However, the Agreement on Textiles and Clothing mandates the elimination of quota on textile and apparel products quotas for World Trade Organization countries, including the United States, Canada and European countries, on January 1, 2005. As a result, there will be changes in the international textiles and apparel trade, which may significantly impact our sourcing patterns. This impact may come as early as 2004 in the event of quota shortfalls resulting from countries being unable to meet their 2004 quota needs. While in the past countries were able to use a portion of the following year's quota to fulfill their quota needs ("quota borrowing"), the elimination of quota in 2005 results in the elimination of any opportunity for quota borrowing. Furthermore, notwithstanding quota elimination, under China's accession agreement for membership in the World Trade Organization, the United States and other World Trade Organization members (including Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called "safeguard quota"). In addition, the United States may unilaterally impose additional duties in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as "anti-dumping" actions).

     In addition, each of the countries in which our products are sold has laws and regulations regarding import restrictions and quotas. Because the United States and the other countries in which our products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, we maintain a program of intensive monitoring of import and quota-related issues. As we do not own quota, we must therefore work with our suppliers and vendors to secure the visas or licenses required to ship our products. We seek continually to minimize our potential exposure to import and quota-related risks through, among other measures, allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

     In light of the very substantial portion of our products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or the implementation of the scheduled elimination of quota, including likely resulting changes in sourcing patterns, could adversely affect our operations. Although we generally expect that the upcoming elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the transition to the non-quota environment (including, for example, the elimination of the opportunity for quota borrowing in 2004 and the implementation of any safeguard quota) may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See "Competition; Certain Risks" below.

DISTRIBUTION

     We distribute virtually all of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and The Netherlands. See "Properties" below.

BACKLOG

     At March 2, 2004, our order book reflected unfilled customer orders for approximately $1.099 billion of merchandise, as compared to approximately $1.102 billion at March 19, 2003. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2004 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders, and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.


TRADEMARKS

     We own and/or use a variety of trademarks in connection with our businesses and products.

     The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

   AXCESS                      LIZGOLF
   AXCESS/MEN                  LOVE P&G
   BORA BORA                   LUCKY BRAND
   CHOOSE JUICY                LUCKY BRAND BABY
   CLAIBORNE                   LUCKY BRAND DUNGAREES
   CLAIBORNE BOYS              LUCKY BRAND DUNGAREES OF AMERICA TOO TOUGH TO DIE
   CLAIBORNE SPORT             LUCKY BRAND KIDS
   CRAZY HORSE                 LUCKYVILLE
   CURVE                       LUCKY YOU
   CURVE CRUSH                 LUCKY YOU LUCKY BRAND
   DANA BUCHMAN                MADE IN THE GLAMOROUS U.S.A.
   DANA BUCHMAN WOMAN          MAMBO
   COMPANY ELLEN TRACY         MARVELLA
   ELLEN TRACY                 MEXX
   ELISABETH                   MEXX KIDS
   EMMA JAMES                  MEXX SPORT
   ENYCE                       MINI MEXX
   FIRST ISSUE                 MONET
   HOT PINK                    MONET 2
   INTUITIONS                  REALITIES
   JANE STREET                 RUSS
   J.H. COLLECTIBLES           SIGRID OLSEN
   JUICY                       SIGRID OLSEN SPORT
   JUICY BABY                  SIGRID OLSEN COLLECTION
   JUICY COUTURE               SIGRID OLSEN PETITES
   JUICY GIRL                  SIGRID OLSEN WOMAN
   JUICY JEANS                 SO BLUE
   LADY ENYCE                  SPARK
   LAUNDRY BY SHELLI SEGAL     SWE
   LINDA ALLARD ELLEN TRACY    TRIFARI
   LIZ                         TRIPLE XXX DUNGAREES
   LIZ CLAIBORNE               VILLAGER
   LIZ CLAIBORNE BABY          VIVID
   LIZ CLAIBORNE KIDS          WOMEN'S WORK
   LIZ CLAIBORNE WOMAN         XX BY MEXX

    Licensed Trademarks

   CANDIE'S                    KENNETH COLE NEW YORK
   CITY DKNY(R)                REACTION KENNETH COLE
   DKNY(R)ACTIVE               UNLISTED
   DKNY(R) JEANS

     In addition, we own and/or use the LC logomark, our triangular logomark, our triangle within a triangle icon, the DANA BUCHMAN leaf design, LUCKY BRAND's four-leaf clover design and fly placement, and the JUICY COUTURE crest trademarks.

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


COMPETITION; CERTAIN RISKS

     We believe that, based on sales, we are among the largest fashion apparel and related accessories companies operating in the United States and Europe. Although we are unaware of any comprehensive trade statistics, we believe, based on our knowledge of the market and available trade information, that measured by sales, we are one of the largest suppliers of "better" women's branded apparel in the United States. Our principal competitors in the United States within the "better" women's sportswear market in department stores include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation. The principal competitors of our MEXX European business include Esprit, Benetton, Zara and Next.

     Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad.


Risks Associated with Competition and the Marketplace
-----------------------------------------------------

     Our ability to compete successfully within the marketplace depends on a variety of factors, including:
o The current challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend in prices for apparel products;
o Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of our fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o Our ability, especially through our sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;
o The financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry;
o Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers, risks relating to retailers' buying patterns and purchase commitments for apparel products in general and our products specifically;
o Our ability to respond to the strategic and operational initiatives of our largest customers, as well as to the introduction of new products or pricing changes by our competitors; and
o Our ability to obtain sufficient retail floor space and to effectively present products at retail.


Economic, Social and Political Factors
--------------------------------------

     Also impacting the Company and our operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates, stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;

o Any significant disruption in our relationships with our suppliers, manufacturers and employees, including our union employees;
o Work stoppages by any of our suppliers or service providers, or by our union employees;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and
o Risks related to our ability to establish, defend and protect our trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and New Product Lines and Markets
--------------------------------------------------------------------

     As part of our growth strategy, we from time to time acquire new product lines and/or enter new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines), are accompanied by a variety of risks inherent in any new business venture, including the following:
o Risks that the new product line or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses;
o Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
o Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o    Risks  associated  with  unanticipated  events  and  unknown  or  uncertain liabilities;
o Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines; and
o With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within our control.

EMPLOYEES

     At January 3, 2004, we had approximately 13,000 full-time employees worldwide, as compared with approximately 12,000 full-time employees at December 28, 2002.

     In the United States and Canada, we are bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (UNITE), and agreements with related locals which expire at various dates through the period December 2004 through May 2006. These agreements cover approximately 1,550 of our full-time employees. Most of the UNITE-represented employees are employed in warehouse and distribution facilities we operate in California, New Jersey, Ohio, Pennsylvania and Rhode Island. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 235 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2005.

     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes.


AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.lizclaiborneinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission's Internet website at www.sec.gov. The information contained on our website is not intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

     Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 290,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space, and additional space of approximately 65,000 under three other lease agreements, two of which expire in 2006. Most of our business segments use this facility. In addition, in North Bergen, New Jersey, we own and operate an approximately 300,000 square foot office complex which houses operational staff. The following table sets forth information with respect to our other key properties:

-----------------------------------------------------------------------------------------------------------------
Key Properties:
-----------------------------------------------------------------------------------------------------------------
                                                                             Approximate
Location(1)                                     Primary Use                 Square Footage       Leased/Owned
----------------------------------- ------------------------------------- ------------------- -------------------
Santa Fe Springs, California        Apparel Distribution Center                 600,000             Leased
Vernon, California                  Offices/Apparel Distribution Center         123,000             Leased
Mississauga, Canada                 Offices/Apparel Distribution Center         183,000             Leased
Dayton, New Jersey                  Non-Apparel Distribution Center             226,000             Leased
Dayton, New Jersey                  Non-Apparel Distribution Center             179,000             Leased
North Bergen, New Jersey            Offices/Apparel Distribution Center         620,000             Owned
Secaucus, New Jersey                Apparel Distribution Center                 164,000             Leased
Westchester, Ohio                   Apparel Distribution Center                 600,000             Leased
Mt. Pocono, Pennsylvania            Apparel Distribution Center                 150,000             Leased
Mt. Pocono, Pennsylvania(2)         Apparel Distribution Center               1,230,000             Owned
Lincoln, Rhode Island               Non-Apparel Distribution Center             115,000             Leased
Voorschoten, The Netherlands(3)     Offices/Apparel Distribution Center         295,000             Leased
----------------------------------- ------------------------------------- ------------------- -------------------

(1) We also lease showroom, warehouse and office space in various other domestic and international locations.
(2) This facility is on an 80-acre site which we own.
(3) This property is used solely by our MEXX business.

     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the Westchester, Ohio and Lincoln, Rhode Island facilities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Position, Capital Resources and Liquidity"; and Note 10 of Notes to Consolidated Financial Statements for a discussion of this arrangement. We are seeking to dispose of our interests in an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama, and our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

Item 3. Legal Proceedings.
        -----------------

     Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Notes 10 and 24 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant.
------------------------------------

     Information as to the executive officers of the Company, as of March 2, 2004, is set forth below:

  Name                  Age    Position(s)

  Paul R. Charron       61     Chairman of the Board and Chief Executive Officer

  Angela Ahrendts       43     Executive Vice President

  Lawrence D. McClure   55     Senior Vice President - Human Resources

  Michael Scarpa        48     Senior Vice President and Chief Financial Officer

  Frank S. Sowinski     47     Executive Vice President

  Trudy F. Sullivan     54     Executive Vice President

  Robert J. Zane        64     Senior Vice President - Manufacturing, Sourcing,
                               Distribution and Logistics

     Executive officers serve at the discretion of the Board of Directors.

     Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served in various executive capacities at VF Corporation, an apparel manufacturer, including Group Vice President and Executive Vice President, from 1988. Mr. Charron also serves on the Board of Directors of Campbell Soup Company and on a number of not-for-profit company boards, including the National Retail Federation; the American Apparel & Footwear Association; the Fair Labor Association; Vital Voices Global Partnership; and the Partnership for New York.

     Ms. Ahrendts joined the Company in 1998 as Vice President - Corporate Merchandising and Design. In March 2001, Ms. Ahrendts was promoted to Senior Vice President Corporate Merchandising and Group President, and became Executive Vice President in March, 2002. Prior to joining the Company, Ms. Ahrendts served as Executive Vice President of Henri Bendel, a division of the Limited, an apparel specialty store retailer, from 1996 to 1998.

     Mr. McClure joined the Company in 2000 as Senior Vice President - Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.

     Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President - Divisional Controller and in 1995, he was promoted to Vice President - Financial Planning and Operations. Effective July 2000, he became Vice President - Chief Financial Officer, and in July 2002 he became Senior Vice President-Chief Financial Officer.

     Mr. Sowinski joined the Company in January 2004 as Executive Vice President. Prior to joining the Company, Mr. Sowinski served as Chief Financial Officer, and was also responsible for administrative functions, of PricewaterhouseCoopers Consulting, a systems integrator company, during 2002. Prior to that, he spent 17 years with the Dun & Bradstreet Corporation in a series of high-level operating and corporate positions including President of the D&B Operating Company, Chief Financial Officer of the Dun & Bradstreet Corporation and Executive Vice President of Global Marketing and Analytical Services of D&B Information Services. Mr. Sowinski serves on the Board of Directors of Buckeye Pipe Line Company, a refined petroleum transporter, terminaller and storage company.

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

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

MARKET INFORMATION

     Our Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated. On December 19, 2001, we declared a two-for-one stock split in the form of a stock dividend payable on January 16, 2002 to stockholders of record on December 31, 2001. All share price data, including historical data, has been adjusted to reflect the stock split.

       Calendar Period            High              Low
       ---------------            ----              ---

         2003:

         1st Quarter             $31.61           $26.31
         2nd Quarter              36.40            30.61
         3rd Quarter              36.84            33.10
         4th Quarter              38.82            34.06


         2002:

         1st Quarter             $30.31           $24.88
         2nd Quarter              32.17            27.68
         3rd Quarter              31.14            24.70
         4th Quarter              32.65            24.22




RECORD HOLDERS

     On March 2, 2004, the closing sale price of our Common Stock was $37.03. As of March 2, 2004, the approximate number of record holders of Common Stock was 6,358.

DIVIDENDS

     We have paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

        Calendar Period         Dividends Paid per Common Share

           2003:

         1st Quarter                     $0.05625
         2nd Quarter                      0.05625
         3rd Quarter                      0.05625
         4th Quarter                      0.05625


           2002:

         1st Quarter                     $0.05625
         2nd Quarter                      0.05625
         3rd Quarter                      0.05625
         4th Quarter                      0.05625

     We currently plan to continue paying quarterly cash dividends on our Common Stock. The amount of any such dividend will depend on our earnings, financial position, capital requirements and other relevant factors.

     In December 1989, our Board of Directors first authorized the repurchase, as market and business conditions warranted, of our Common Stock for cash in open market purchases and privately negotiated transactions. From time to time thereafter, the Board has authorized additional repurchases. As of March 2, 2004, we had expended an aggregate of $1.457 billion of the $1.675 billion authorized under our stock repurchase program, covering approximately 84.8 million shares. No stock repurchases occurred during 2003.

Item 6. Selected Financial Data.
        -----------------------

     The following table sets forth certain information regarding our operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

(All dollar amounts in thousands except per common share data)

                                      2003              2002             2001             2000             1999
                                      ----              ----             ----             ----             ----

Net Sales                           $4,241,115        $3,717,503       $3,448,522       $3,104,141       $2,806,548
Gross Profit                         1,889,791         1,619,635        1,427,250        1,233,872        1,097,582
Operating Income                       470,790           389,888          331,717          303,689          299,753
Net Income                             279,693**         231,165**        192,057**        184,595**        192,442
Working capital                        821,759           618,490          638,281          535,811          483,967
Total assets                         2,606,999         2,268,357        1,951,255        1,512,159        1,411,801
Long term obligations                  448,677           384,137          402,345          284,219          131,085
Stockholders' equity                 1,577,971         1,286,361        1,056,161          834,285          902,169
Per common share data*:
   Basic earnings                         2.60**            2.19**           1.85**           1.73**           1.56
   Diluted earnings                       2.55**            2.16**           1.83**           1.72**           1.56
   Book value at year end                14.40             12.02            10.04             8.15             7.95
   Dividends paid                          .23               .23              .23              .23              .23
Weighted average common
shares outstanding*                107,451,157       105,592,062      103,993,824      106,813,198      123,046,930
Weighted average common
shares and share
equivalents outstanding*           109,619,241       107,195,872      105,051,035      107,494,886      123,439,182

* Adjusted for a two-for-one stock split of our common stock, payable in the form of a 100% stock dividend to shareholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2002.

** Includes the after tax effect of a restructuring gain of $429 ($672 pretax) or $.00 per share in 2003, a restructuring charge of $4,547 ($7,130 pretax) or $.04 per common share in 2002, a restructuring charge of $9,632 ($15,050 pretax) or $.09 per common share in 2001, and restructuring charges of $13,466 ($21,041 pretax) or $.13 per common share and a special investment gain of $5,606 ($8,760 pretax) or $.05 per common share in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.

o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our core LIZ CLAIBORNE brand along with our better specialty apparel (INTUITIONS, SIGRID OLSEN and REALITIES), bridge priced (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, VILLAGER and J.H. COLLECTIBLES), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE, JANE STREET, ENYCE and SWE) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under our MEXX brand names.

o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.

o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 263 outlet stores, 235 specialty retail stores and 553 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE domestic Specialty Retail stores (see Note 13 of Notes to Consolidated Financial Statements).

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations" in Note 20 of Notes to Consolidated Financial Statements.

Competitive Profile
-------------------

We operate in global fashion markets that are highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by positioning us to take advantage of synergies in product design, development, sourcing and distributing of our products throughout the world. We believe we owe much of our recent success to our having successfully leveraged our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplaces that we serve and to source the manufacture of our products on a competitive basis, particularly in light of the impact of the elimination of quota for apparel products scheduled for 2005. We expect that the anticipated elimination of quota will result in a general reduction in the cost of sourcing and manufacturing apparel products; however, there can be no assurances that the cost savings will be directly reflected in the Company's gross profit rate. In addition, the change to a quota-free environment may present operational challenges to the Company and other apparel companies as the transition is made to the new quota regime.

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth under "Statement Regarding Forward-Looking Disclosure" below and in our 2003 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks."

2003 Overall Results
--------------------

Over the past five fiscal years, the Company's revenues have grown to a record $4.241 billion in 2003 from $2.807 billion in 1999. This growth has been largely a result of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. In implementing this strategy, we have acquired a number of businesses, most of which have experienced notable growth post-acquisition. Our revenue growth over the period also reflects the growth of our moderate-priced Special Markets business, which sells products at prices lower than our core better-priced offerings, and our non-apparel businesses. With our acquisitions and the growth in our moderate and non-apparel businesses, we have diversified our business by channels of distribution and target consumer, as well as geographically. Over the five-year period, our gross profit rate has improved from 39.1% in 1999 to 44.6% in 2003. This rate improvement reflects our efforts to better manage our inventories and a reduction in our manufacturing costs as result of a consolidation in our supplier base. In addition, our gross profit rate results reflect the acquisitions of MEXX Europe and MEXX Canada, MONET, Ellen Tracy and JUICY COUTURE, all of which operate at rates higher than the Company's core better-priced businesses (see "Recent Acquisitions" below). As a result, operating income has grown 57% to $470.8 million in 2003 from $299.8 million in 1999, and diluted EPS increased 63% to $2.55 in 2003 from $1.56 in 1999.

Net Sales
---------
Net sales in 2003 were a record $4.241 billion, an increase of $523.6 million, or 14.1%, over 2002 net sales. Approximately $252.9 (or 48.3%) of the sales increase was due to the inclusion of a full year's sales for our MEXX Canada and ELLEN TRACY businesses (each acquired in 2002) and the impact of the 2003 acquisitions of the JUICY COUTURE and ENYCE businesses. Approximately $226.2 million (or 43.2%) of the sales increase was due to increased net sales reported by our comparable international businesses; of this sales increase, $145.2 million (representing 27.7% of our overall sales increase) was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening Euro on the reported results of our international businesses. These results were achieved notwithstanding a further sales decrease in our core LIZ CLAIBORNE better-priced department store business. This business has been, and will continue to be, challenged by increased competition in the department store channel as a result of the introduction of new offerings by our competitors and the growth in department store private label brands and increasingly conservative buying patterns of our retail store customers as they focus on inventory productivity and seek to differentiate their offerings from those of their competitors. In addition, the department store channel has been challenged by the migration of consumers away from malls to national chains and off-price retailers, as well as a general decline in prices for non-luxury apparel products. Accordingly, we are planning our 2004 core LIZ CLAIBORNE business down in the mid-teens on a percentage basis. In addition, our moderate businesses are expected to face similar challenges in 2004, and as a result we are also planning sales for this component of our business to be down in the mid-teens on a percentage basis. We believe these expected declines will be more than offset with increases in other brands within our portfolio, including MEXX, as well as our recently-acquired JUICY COUTURE and ENYCE brands, which will include a full year's sales in 2004. In addition, we expect to continue to pursue our acquisition strategy, seeking out opportunities that are on strategy, financially attractive and involve manageable execution risks. We note that our 2003 fiscal year was comprised of 53 weeks, as compared to 52 weeks in 2002; however, we do not believe that this extra week had a material impact on our overall results.

Gross Profit and Net Income
---------------------------
Our gross profit improved in 2003 reflecting continued focus on inventory management and lower sourcing costs, offsetting gross margin pressure resulting from a highly promotional retail environment. Our gross profit also benefited from the acquisition of JUICY COUTURE, the growth of our MEXX Europe business and the inclusion of a full year's activity for our ELLEN TRACY business, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $279.7 million in 2003 from $231.2 million in 2002, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------
Our financial position continues to be strong. Although our cash flow from operations decreased by $1.8 million, our cash on hand increased by $81.9 million. Although our net sales and net income increased 14.1% and 21.0%, respectively, accounts receivable and inventory increased only 5.5% and 5.2%, respectively. We were able to finance nearly all of our 2003 cash requirements with cash flow from operations.

International Operations
------------------------
Revenues for the last five years are presented on a geographic basis as follows:

In thousands        2003         2002         2001         2000         1999
------------        ----         ----         ----         ----         ----
Domestic          $3,304,614   $3,037,325   $3,031,318   $2,984,927   $2,701,272
International        936,501      680,178      417,204      119,214      105,276
Total Company     $4,241,115   $3,717,503   $3,448,522   $3,104,141   $2,806,548

In 2003, sales from our international segment represented 22.1% of our overall sales, as opposed to 3.8% in 1999, primarily due to our acquisitions of MEXX
Europe and MEXX Canada and, to a lesser extent, MONET. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and the planned launch of a number of our brands in Europe utilizing the MEXX corporate platform, including ELLEN TRACY and LUCKY BRAND DUNGAREES. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $145.2 million, or 56.6%, of the increase of international sales from 2002 to 2003. Over the past few years, the Euro and the Canadian dollar have strengthened against the US dollar. While this trend has benefited our sales results in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

In connection with the May 2001 acquisition of Mexx Group B.V. ("MEXX Europe"), we agreed to make a contingent payment to be determined as a multiple of MEXX's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. We estimate that if the 2003 measurement year were selected, the contingent payment would be in the range of approximately 144 - 148 million Euros ($181 - 186 million based on the exchange rate as of January 3, 2004).

In July 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). Based in Montreal, MEXX Canada operated as a third party distributor (both at wholesale and through its own retail operations) in Canada for our MEXX business and, in 2001, had sales of 83 million Canadian dollars (or approximately $54 million based on the average exchange rate in effect during that period). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2004 measurement year is selected the payment would be in the range of 38 - 42 million Canadian dollars (or $30 - 33 million based on the exchange rate in effect at January 3, 2004). Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

In September 2002, we acquired 100 percent of the equity interest of Ellen Tracy, Inc., a privately held fashion apparel company, and related companies (collectively "Ellen Tracy") for a purchase price of approximately $177.0 million, including the assumption of debt and fees. Ellen Tracy designs, wholesales and markets women's sportswear. Founded in 1949 and based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at bridge price points which are somewhat higher than the Company's core better-priced businesses. Brands include ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"), a privately held fashion apparel company. Founded in 1994 and based in southern California, JUICY COUTURE is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. JUICY COUTURE sells its products predominantly through select specialty stores and upscale department stores and price points. JUICY COUTURE had sales of approximately $47 million in 2002. The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of approximately $53.1 million, and (b) a contingent payment to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option.

We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $72 - 76 million.

On December 1, 2003, we acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing. Founded in 1996 by FILA USA and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors (where arrangements are under review) in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales, while women's products account for the balance.


RESULTS OF OPERATIONS
---------------------

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis:
o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     --------
     stores located in the United States; and
o    International:  wholesale customers and Company specialty retail and outlet
     -------------
     stores and concession stores located outside of the United States, primarily MEXX Europe and MEXX Canada.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. This presentation reflects a change instituted effective with the first quarter of Fiscal 2003, from our prior practice of presenting specific segment information prior to intercompany eliminations. Fiscal 2002 and 2001 data presented in this "Management's Discussion and Analysis" have been restated to conform to the presentation methodology used for Fiscal 2003.

2003 VS. 2002

The following table sets forth our operating results for the year ended January 3, 2004 compared to the year ended December 28, 2002:

                                                 Year ended                        Variance
                                     ------------------------------------------------------------------
Dollars in millions                     January 3,       December 28,
                                           2004              2002              $              %
-------------------------------------------------------------------------------------------------------
Net Sales                               $   4,241.1       $   3,717.5      $   523.6          14.1%

Gross Profit                                1,889.8           1,619.6          270.2          16.7%

Selling, general & administrative
   expenses                                 1,419.7           1,222.6          197.1          16.1%

Restructuring (gain) charge                    (0.7)              7.1           (7.8)       (109.9)%

Operating Income                              470.8             389.9           80.9          20.7%

Other (expense) - net                          (1.9)             (2.3)          (0.4)        (17.4)%

Interest (expense) - net                      (30.5)            (25.1)           5.4          21.5%

Provision for income taxes                    158.7             131.3           27.4          20.9%

Net Income                              $     279.7       $     231.2      $    48.5          21.0%

Net Sales
---------
Net sales for 2003 were a record $4.241 billion, an increase of $523.6 million, or 14.1%, over net sales for 2002. The acquisitions of JUICY COUTURE and ENYCE and the inclusion of a full year's sales for our recently acquired MEXX Canada and ELLEN TRACY businesses added approximately $252.9 million in net sales for the year. Approximately $145.2 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Euro. While fiscal year 2003 was comprised of 53 weeks, as compared to 52 weeks in fiscal year 2002, we do not believe this extra week had a material impact on our overall sales results for the year. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $342.4 million,  or 13.7%, to $2.834
     ------------------
     billion. This result reflected the following:
     - The addition of $217.9 million of sales from our recently acquired JUICY COUTURE and ENYCE businesses as well as the inclusion of a full year's sales of our ELLEN TRACY and MEXX Canada businesses;
     - An $84.1 million increase resulting from the impact of foreign currency exchange rates in our international businesses;
     - A $78.6 million sales increase in our MEXX Europe business (excluding the impact of foreign currency exchange rates) as a result of increased comparable sales and expansion of wholesale distribution into new geographic markets;
     - A $38.2 million net decrease primarily reflecting an approximate 12.2% decrease in our core LIZ CLAIBORNE business for the reasons discussed in the Overview section above, partially offset by increases in our Special Markets businesses, primarily as a result of the introduction of new products as well as increases in our DKNY(R) Jeans Men's and SIGRID OLSEN businesses due in each case to the addition of new retail customers and increased sales to existing retail customers.

o    Wholesale  Non-Apparel net sales were up $51.8 million, or 10.7%, to $538.0
     ----------------------
     million. The increase was primarily due to:
     - A $5.2 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $46.6 million net increase primarily due to increases in our LIZ CLAIBORNE and MONET jewelry businesses and our Handbags businesses and new products representing the extension of a number of our apparel brands into the non-apparel segment, as well as the addition of products under our KENNETH COLE jewelry license, which launched in Spring 2003.

o    Retail net sales increased $119.8 million, or 16.7%, to $838.4 million. The
     ------
     increase reflected:
     - The addition of $35.0 million representing the inclusion of a full year's sales from our recently acquired MEXX Canada and ELLEN TRACY businesses;
     - A $55.9 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $28.9 million increase primarily due to the addition of new stores, partially offset by the decreases related to the domestic LIZ CLAIBORNE Specialty Retail stores, which were closed by the end of the second quarter of 2003. On a net basis, we opened 13 new Outlet stores, primarily MEXX Europe and MEXX Canada Outlets, and 2 new Specialty Retail stores, as the closure of the 22 domestic LIZ
          CLAIBORNE stores partially offset new store openings in our SIGRID OLSEN, LUCKY BRAND and MEXX Europe businesses. We also opened 71 new international concession stores in Europe over the last twelve months.

     Comparable store sales decreased 0.8% in our Specialty Retail business and decreased 2.3% in our Outlet stores, due in each case to lower volume related to reduced consumer traffic (excluding the extra week in 2003, comparable store sales were down 2.1% for Specialty Retail, and down 3.4% for Outlet stores).

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $9.6
     ---------
     million to $30.5 million as a result of revenues from new licenses as well as growth in our existing licenses portfolio.

Viewed on a geographic basis, Domestic net sales increased by $267.3 million, or
                              --------
8.8%, to $3.305 billion, predominantly reflecting the contribution of new and recent acquisitions. International net sales increased $256.3 million, or 37.7%,
                     -------------
to $936.5 million. The international increase reflected the results of our MEXX Europe business and the inclusion of a full year's sales of our MEXX Canada business; approximately $145.2 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $270.2 million, or 16.7%, to $1.890 billion in 2003 over 2002. Gross profit as a percent of net sales increased to 44.6% in 2003 from 43.6% in 2002. Approximately $74.6 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Euro. The increased gross profit rate reflected a continued focus on inventory management and lower sourcing costs. The rate increase was also the result of the acquisition of JUICY COUTURE, the inclusion of a full year's activity for ELLEN TRACY and MEXX Canada and growth in our MEXX Europe business, as these businesses run at higher gross profit rates than the Company average, as well as higher gross profit rates in our Outlet business due to improved inventory management and reduced markdowns. The gross profit rate increase was moderated by rate decreases in our core LIZ CLAIBORNE and Special Markets businesses and by reduced gross profit rates in our domestic specialty store businesses, reflecting the difficult retail environment resulting from reduced consumer traffic and increased competition.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $197.1 million, or 16.1%, to $1.420 billion in 2003 and as a percent of net sales increased to 33.5% in 2003 from 32.9% in 2002. SG&A increased for the following reasons:
o A $95.6 million increase resulting from the acquisitions of JUICY COUTURE and ENYCE, the start up of our MEXX USA and SIGRID OLSEN Specialty Retail businesses and the inclusion of a full year's expenses for MEXX Canada and ELLEN TRACY;
o A $61.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
o A $39.8 million increase resulting from volume-related growth and cost increases.

Our core LIZ CLAIBORNE business generally runs at a lower SG&A rate than the Company average. Given that fixed costs represent a large percentage of this business's SG&A expenditures, as the sales of this business have declined, its SG&A rate has increased. Moreover, as this business represents a lower proportion of overall Company sales, the Company's overall SG&A rate increases. In addition, an increased proportion of our expenses are represented by our MEXX Europe business, which runs at a higher SG&A rate than the Company average. The 2003 increase in the overall SG&A rate was moderated by the inclusion of ELLEN TRACY and JUICY COUTURE, which run at SG&A rates lower than the Company average.

Restructuring (Gain) Charge
---------------------------
In 2003, we recorded a pretax restructuring gain of $0.7 million ($0.4 million after tax), representing the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic Specialty Retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income
----------------
Operating income for 2003 was $470.8 million, an increase of $80.9 million, or 20.7%, over last year. Operating income as a percent of net sales increased to 11.1% in 2003 compared to 10.5% in 2002 primarily as a result of increased net sales and the improved gross profit rate discussed earlier. Approximately $12.9 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Euro. Operating income by business segment is provided below:
o    Wholesale  Apparel  operating  income  increased  $18.6  million  to $302.4
     ------------------
     million (10.7% of net sales) in 2003 compared to $283.8 million (11.4% of net sales) in 2002, principally reflecting the inclusion of a full year of our ELLEN TRACY and MEXX Canada businesses and the inclusion of our JUICY COUTURE and ENYCE businesses and increased profits in our SIGRID OLSEN and MEXX Europe businesses as well as in our Men's complex, partially offset by reduced profits in our core LIZ CLAIBORNE business for the reasons previously discussed.
o    Wholesale  Non-Apparel  operating  income  increased $22.8 million to $56.9
     ----------------------
     million (10.6% of net sales) in 2003 compared to $34.1 million (7.0% of net sales) in 2002, principally due to increases in all of our Non-Apparel businesses.
o    Retail  operating income increased $30.1 million to $90.8 million (10.8% of
     ------
     net sales) in 2003 compared to $60.7 million (8.4% of net sales) in 2002, principally reflecting an increase in profits from our Outlet and LUCKY BRAND DUNGAREES and MEXX Europe Retail stores, partially offset by startup costs associated with the opening of our new MEXX USA and SIGRID OLSEN stores and losses in our ELISABETH stores as well as losses in our now discontinued domestic LIZ CLAIBORNE Specialty Retail store operation.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $9.4 million to $20.7 million.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased by $46.5
                                 --------
million, or 13.8%, to $382.5 million, predominantly reflecting the contribution of new and recent acquisitions. International operating profit increased $34.4
                                 -------------
million, or 63.9% to $88.2 million. The international increase reflected the results of our MEXX business and the favorable impact of foreign exchange rates of $12.9 million.

Net Other Expense
-----------------
Net other expense in 2003 was $1.9 million compared to $2.3 million in 2002. In 2003 net other expense was principally comprised of $2.4 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) partially offset by other non-operating income primarily related to foreign exchange gains. In 2002, net other expense was principally comprised of $3.8 million of minority interest expense partially offset by other non-operating income primarily related to foreign exchange gains.

Net Interest Expense
--------------------
Net interest expense in 2003 was $30.5 million, compared to $25.1 million in 2002, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. The impact of foreign currency exchange rates accounted for $4.3 million of the increase.

Provision for Income Taxes
--------------------------
The income tax rate in 2003 remained unchanged from the prior year at 36.2%.

Net Income
----------
Net income increased in 2003 to $279.7 million, or 6.6% of net sales, from $231.2 million in 2002, or 6.2% of net sales. Diluted earnings per common share ("EPS") increased 18.1% to $2.55 in 2003, up from $2.16 in 2002. Our average diluted shares outstanding increased by 2.4 million shares in 2003 on a year-over-year basis, to 109.6 million, as a result of the exercise of stock options and the effect of dilutive securities.

2002 VS. 2001
-------------

The following table sets forth our operating results for the year ended December 28, 2002 compared to the year ended December 29, 2001:

                                                 Year ended                        Variance
                                     ------------------------------------------------------------------
Dollars in millions                    December 28,      December 29,
                                           2002              2001              $              %
-------------------------------------------------------------------------------------------------------

Net Sales                               $   3,717.5       $   3,448.5      $   269.0           7.8%

Gross Profit                                1,619.6           1,427.3          192.3          13.5%

Selling, general & administrative
   expenses                                 1,222.6           1,080.5          142.1          13.2%

Restructuring charge                            7.1              15.1           (8.0)        (52.6)%

Operating Income                              389.9             331.7           58.2          17.5%

Other (expense) - net                          (2.3)             (3.5)          (1.2)        (34.0)%

Interest (expense) - net                      (25.1)            (28.1)          (3.0)        (10.6)%

Provision for income taxes                    131.3             108.0           23.3          21.5%

Net Income                              $     231.2       $     192.1      $    39.1          20.4%

Net Sales
---------
Net sales for 2002 were $3.718 billion, an increase of $269 million, or 7.8%, over net sales for 2001. This overall increase was primarily due to a $200.9 million increase in sales of our European MEXX operation reflecting the inclusion of a full year of sales as well as growth, an aggregate of $61.8 million in increases resulting from the inclusion of our recently acquired ELLEN TRACY and MEXX Canada businesses, and gains in our Special Markets, LUCKY BRAND DUNGAREES, SIGRID OLSEN branded businesses and non-apparel Jewelry and Handbags businesses. Approximately $31.2 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily the strengthening of the Euro. These increases were offset primarily by planned decreases with respect to our core LIZ CLAIBORNE apparel business, in light of anticipated conservative buying patterns of our retail customers resulting from, among other things, the impact of September 11, 2001 on consumer spending in the first half of the year, as well as the prior year's higher sales levels reflecting the impact of our aggressive liquidation of excess inventories in the latter half of 2001. Net sales results for our business segments as well as a geographic breakout are provided below:

o    Wholesale  Apparel net sales increased  $149.2 million,  or 6.4%, to $2.492
     ------------------
     billion. The increase principally reflected the following:
     - $126.4 million of additional net sales reflecting the inclusion of a full year's sales of MEXX (acquired in May 2001) as well as continued growth in MEXX's business;
     - The inclusion of an aggregate of $39.5 million of sales of our recently acquired ELLEN TRACY and MEXX Canada businesses;
     - A $17.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
     - These increases were partially offset by a $97.0 million decrease in our core domestic LIZ CLAIBORNE business. Approximately half of this decrease reflected planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year and the remainder was due to the prior year's higher sales levels as a result of our aggressive liquidation of excess inventory in the latter half of 2001.
     - The remainder of our Wholesale Apparel businesses experienced, in the aggregate, a net increase of approximately $62.6 million. This change resulted from sales increases in our Special Markets and SIGRID OLSEN businesses, due in each case to higher unit volume partially offset by lower average unit selling prices due to the inclusion of more lower-priced items in the product offerings; and in our LUCKY BRAND DUNGAREES and Men's DKNY(R) Jeans and Active businesses, due in each case to higher unit volume and higher average unit selling prices reflecting stronger demand. These increases were partially offset by decreases in our DANA BUCHMAN and Men's Sportswear and Furnishings businesses, reflecting overall planned unit decreases in light of anticipated conservative buying patterns of our retailer customers in the first half of the year, as well as last year's aforementioned aggressive excess inventory liquidation.

o    Wholesale Non-Apparel increased $12.6 million, or 2.7%, to $486.2 million.
     ---------------------
     - The increase reflected a total gain of $17.6 million in our LIZ CLAIBORNE Jewelry and Handbags businesses, due in each case to higher unit volume.
     - Increases resulting from the impact of foreign currency exchange rates were not material in this segment.
     - These increases were offset by decreases in our Cosmetics business, due to lower promotional sales, partially offset by year-over-year sales increases in our MAMBO fragrance (launched in August 2001) and the introduction of our BORA BORA fragrance in August 2002.

o    Retail net sales increased $102.9 million, or 16.7%, to $718.6 million. The
     ------
     increase principally reflected the following:
     - $74.5 million of sales increases in our MEXX stores, reflecting the inclusion of a full year's sales as well as the net addition of 7 new stores;
     - The inclusion of an aggregate of $22.4 million of sales from the addition of 37 new MEXX Canada stores (acquired in July 2002) and 15 new ELLEN TRACY Outlet stores (acquired in September 2002); and
     - A $12.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
     The above increases were partially offset by the following comparable store sales decreases due to a general decline in traffic and lower inventories at the store level resulting from conservative planning reflecting the challenging retail environment: an approximate 6% decline in our Outlet stores and an approximate 7% decline in our Specialty Retail stores, offset by the addition of 14 new LUCKY BRAND DUNGAREES Specialty Retail stores.

o    Corporate net sales, primarily consisting of licensing revenues,  increased
     ---------
     $4.2 million to $20.9 million as a result of the inclusion of revenues from new licenses as well as growth in revenue from existing licenses.

International net sales increased $263.0 million,  or 63.0% (to $680.2 million),
-------------
due principally to a $200.9 million increase in MEXX sales, reflecting the inclusion of a full year's sales as well as growth in Europe in both MEXX's Wholesale and Retail operations, and, to a lesser extent, the inclusion of $23.8 million of sales from our recently acquired MEXX Canada business. As previously stated, approximately $31.2 million of the increase was due to the impact of foreign currency exchange rates. Domestic net sales increased $6.0 million, or
                                  --------
0.2% (to $3.037 billion), due principally to the recent acquisition of ELLEN TRACY, partially offset by conservative planning in the domestic portion of our Wholesale Apparel segment.

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

SG&A
----
SG&A increased $142.1 million, or 13.2%, in 2002 over 2001. These expenses as a percent of net sales increased to 32.9% in 2002 from 31.3% in 2001. These SG&A dollar and rate increases were principally due to the inclusion of a full year of the results of MEXX, which has a relatively higher SG&A rate than the Company average due to the fact that MEXX operates a geographically diverse and relatively large retail business, which is generally more expensive to operate than a wholesale business. The increase also reflected the lower proportion of sales derived from our relatively lower-cost core LIZ CLAIBORNE business, as well as the opening of new LUCKY BRAND DUNGAREES Specialty Retail and Outlet stores. We also incurred higher SG&A costs and rates in our Women's DKNY(R) Jeans and Active and CITY DKNY(R) businesses as well as through the inclusion of the newly acquired MEXX Canada and ELLEN TRACY businesses, which each run at a higher SG&A rate than the Company average. The increase in SG&A was partially mitigated by ongoing Company-wide expense management and cost reduction initiatives and reduced goodwill amortization as a result of the implementation of SFAS No. 142, "Accounting for Goodwill and Other Intangibles," as well as lower SG&A costs and rates in our CLAIBORNE Men's, Special Markets, LAUNDRY and KENNETH COLE NEW YORK Women's businesses.

Restructuring Charge
--------------------
We recorded a $7.1 million pretax ($4.5 million after tax) net restructuring charge in the fourth quarter of 2002. The charge covered costs associated with the closure of all 22 LIZ CLAIBORNE Specialty Retail stores. The determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which our products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million), offset by $2.8 million deemed no longer necessary of our previous restructuring liability originally recorded in December 2001.

Operating Income
----------------
As a result of the factors described above, operating income increased $58.2 million, or 17.5%, to $389.9 million in 2002 over 2001. Operating income as a percent of net sales increased to 10.5% in 2002 compared to 9.6% in 2001. Operating income by business segment as well as a geographic breakout is provided below:
o    Wholesale  Apparel  operating  profit  increased  $45.4  million  to $283.8
     ------------------
     million (11.4% of net sales) in 2002 compared to $238.4 million (10.2% of net sales) in 2001. Our domestic LIZ CLAIBORNE business produced increased profits despite lower sales and gross margins primarily due to expense management and cost reduction initiatives. Operating income also benefited from a higher proportion of sales in our Special Markets and SIGRID OLSEN businesses, partially offset by reduced profits in our Women's DKNY(R) Jeans and Active and CITY DKNY(R) and CLAIBORNE Men's businesses.
o    Wholesale  Non-Apparel  operating  profit  increased  $0.5 million to $34.1
     ----------------------
     million (7.0% of net sales) in 2002 compared to $33.6 million (7.1% of net sales) in 2001, principally due to increases in our Jewelry business, partially offset by reduced profit dollars in our Cosmetics business.
o    Retail  operating  profit  decreased $8.6 million to $60.7 million (8.4% of
     ------
     net sales) in 2002 compared to $69.3 million (11.3% of net sales) in 2001, principally reflecting the $7.1 million restructuring charge in 2002, reduced comparable store sales and increased operating expenses from the additional store base in our Outlet stores and LUCKY BRAND DUNGAREES Specialty Retail stores, as well as operating losses in our LIZ CLAIBORNE and ELISABETH Specialty Retail stores, partially offset by the inclusion of a full year's profits from the MEXX Retail stores.
o    Corporate  operating  income,  consisting  primarily of  licensing  income,
     ---------
     increased $20.9 million to $11.3 million.

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


FORWARD OUTLOOK
---------------

For fiscal 2004, we forecast a net sales increase of 6 - 8% (including a 1% sales increase due to the impact of foreign currency exchange rates), an operating margin in the range of 11.1 - 11.3% and EPS in the range of $2.70 - 2.77.
o In our Wholesale Apparel segment, we expect fiscal 2004 net sales to increase in the range of 3 - 5% (including a 1% sales increase due to the impact of foreign currency exchange rates), primarily driven by the inclusion of a full year's sales in our JUICY COUTURE and ENYCE businesses, the launches of our REALITIES and INTUITIONS brands and increases in our MEXX Europe, SIGRID OLSEN, LUCKY BRAND and licensed DKNY(R) Jeans businesses, offset by mid-teens decreases in our core LIZ CLAIBORNE and Special Markets businesses.
o In our Wholesale Non-Apparel segment, we expect fiscal 2004 net sales to increase in the range of 4 - 6%, primarily driven by the introduction of new products.
o In our Retail segment, we expect fiscal 2004 net sales to increase in the range of 15 - 18% (including a 2% sales increase due to the impact of foreign currency exchange rates), primarily driven by increases in our LUCKY BRAND and MEXX Europe businesses as well as the conservative rollout of the MEXX USA and SIGRID OLSEN formats which were introduced in the second half of fiscal 2003, partially offset by decreases related to the fiscal 2003 closure of our domestic LIZ CLAIBORNE Specialty Retail stores.
o In our Corporate segment, we expect fiscal 2004 licensing revenue to increase by 20% over 2003.
o    We are projecting  cash flows from  operations  will be in the $400 million range.
o    Gross  profit and SG&A rates are  expected  to  increase by 130 - 170 basis points.
o Interest expense is expected to be in the $30 - 32 million range; the upper end of this range reflects the interest estimated on the projected borrowings that would be required to fund the additional payments that may come due in 2004 in connection with the acquisition of MEXX Europe. See "Financial Position, Capital Resources and Liquidity-Commitments and Capital Expenditures" below and Note 2 of Notes to the Consolidated Financial Statements.
o Other expenses are projected at approximately $5 million, with no additional stock buyback, diluted shares are projected at 112.5 million, and our projected 2004 tax rate is 35.2%, which is down from the 36.2% rate in 2003 as a result of the integration of our LIZ CLAIBORNE Europe and MEXX operations.
o Projected 2004 capital expenditures are approximately $125 million, reflecting planned new product launches and the opening of additional Specialty Retail stores.
o For 2004, depreciation and amortization expense is projected at $114 million.

For the first quarter of 2004, we forecast a net sales increase of 2 - 5%, an operating margin in the range of 10.0 - 10.2% and EPS in the range of $0.60 -
0.62. We are projecting that the impact of foreign currency exchange rates will account for approximately 2% of the planned sales increase.
o In our Wholesale Apparel segment, we expect first quarter 2004 net sales to increase in the range of 1 - 4%, primarily driven by the acquisitions of JUICY COUTURE and ENYCE and increases in our MEXX Europe, LUCKY BRAND, licensed DKNY(R) Jeans and SIGRID OLSEN businesses, offset by decreases in our core LIZ CLAIBORNE and Special Markets businesses.
o In our Wholesale Non-Apparel segment, we expect first quarter 2004 net sales to increase in the range of 2 - 5%, primarily driven by the introduction of new products.
o In our Retail segment, we expect first quarter 2004 net sales to increase in the range of the 8 - 12%, primarily driven by increases in our LUCKY BRAND and MEXX Europe businesses as well as the conservative rollout of the MEXX USA and SIGRID OLSEN formats which were introduced in the second half of fiscal 2003, partially offset by decreases related to the fiscal 2003 closure of our domestic LIZ CLAIBORNE Specialty Retail stores.
o In our Corporate segment, we expect first quarter 2004 licensing revenue to increase by 20%.
o Gross profit and SG&A rates are expected to increase by 180 - 220 basis points for the quarter.
o Interest expense for the quarter is projected at $7.5 million and other expense is projected at $1 million; and diluted shares outstanding are projected at 111.5 million.

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


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program.

Sources of Cash.  Our  historical  sources of  liquidity  to fund  ongoing  cash
----------------
requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued Euro-denominated bonds (the "Eurobonds") to fund the initial payment in connection with our acquisition of MEXX Europe. These bonds are designated as a hedge of our net investment in MEXX (see Note 2 of Notes to Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months' liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see "Commitments and Capital Expenditures" for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2003 vs. 2002
--------------

Cash and Debt Balances. We ended 2003 with $343.9 million in cash and marketable
-----------------------
securities, compared to $248.4 million at year-end 2002, and with $459.2 million of debt outstanding, compared to $399.7 million at year-end 2002. This $36.0 million decrease in our net debt position is primarily attributable to cash flows from operations for the full year of $392.1 million partially offset by the payments made to acquire JUICY COUTURE and ENYCE, additional payments made in connection with the acquisitions of Lucky Brand Dungarees and MEXX Canada and the effect of foreign currency translation on our Eurobond, which added $75.1 million to our debt balance. We ended 2003 with a record $1.578 billion in stockholders' equity, giving us a total debt to total capital ratio of 22.5%, compared to $1.286 billion in stockholder's equity and a total debt to total capital ratio of 23.7% in 2002.

Accounts receivable  increased $20.3 million, or 5.5%, at year-end 2003 compared
-------------------
to year-end 2002, primarily due to our acquisitions of JUICY COUTURE and ENYCE and the impact of foreign currency exchange rates of $22.0 million, primarily related to the strengthening of the Euro, partially offset by decreases in receivables in our core LIZ CLAIBORNE apparel business due to the reasons discussed above.

Inventories  increased  $24.0  million,  or 5.2%,  at year-end  2003 compared to
-----------
year-end 2002. The acquisitions of JUICY COUTURE and ENYCE as well as new product initiatives were responsible for $27.6 million of the increase. Inventories in our comparable domestic businesses declined by $70.6 million while our international inventories grew by $67.0 million. The early receipt of Spring product in our Mexx Europe business accounted for $24.5 million of the international increase while approximately $30.3 million of the increase is related to the impact of currency exchange rates, primarily related to the strengthening of the Euro. Our average inventory turnover rate for 2003 was unchanged at 4.7 times compared to 2002. We continue to take a conservative approach to inventory management in 2004.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $136 million during 2003; at year-end 2003, our borrowings under these facilities were $18.9 million.

Net cash provided by operating  activities was $392.1 million in 2003,  compared
------------------------------------------
to $393.9 million provided in 2002. This $1.8 million change in cash flows was primarily due to a $20.9 million use of cash for working capital in 2003 compared to $58.0 million provided by working capital in 2002, driven primarily by year-over-year changes in the accounts receivable and inventory balances (discussed above), partially offset by the increase in net income of $48.5 million in 2003 from 2002.

Net cash used in investing  activities was $337.3  million in 2003,  compared to
--------------------------------------
$306.8 million in 2002. Net cash used in 2003 primarily reflected $222.3 million in acquisition-related payments for the purchase of JUICY COUTURE and ENYCE, as well as approximately $46.4 million of additional payments made in connection with the acquisitions of LUCKY BRAND DUNGAREES and MEXX Canada. We also spent $107.2 million for capital and in-store expenditures. Net cash used in 2002 primarily reflected $88.9 million in capital and in-store expenditures and $206.3 million for the purchases of MEXX Canada and Ellen Tracy.

Net cash provided by financing  activities was $7.0 million in 2003, compared to
------------------------------------------
$39.2 million used in 2002. The $46.2 million year-over-year increase primarily reflected reduced payments on commercial paper due to reduced issuances in 2003 and an increase in proceeds received from the exercise of stock options.

2002 vs. 2001
-------------

Cash and Debt Balances. We ended 2002 with $248.4 million in cash and marketable
-----------------------
securities, compared to $160.6 million at December 29, 2001, and with $399.7 million of debt outstanding compared to $387.3 million. This $75.4 million improvement in our debt net of cash position over the last twelve months is primarily attributable to the differences in working capital due to the factors discussed below, partially offset by approximately $206.3 million in purchase price payments connected with our acquisitions of Ellen Tracy and MEXX Canada. The foreign currency exchange translation on our Eurobond added approximately $55.5 million to our debt balance at December 28, 2002 compared to December 29, 2001, as a result of the strengthening of the Euro.

Accounts  receivable  increased  $8.3  million,  or 2.3%,  at December  28, 2002
--------------------
compared to December 29, 2001 due to the assumption of the accounts receivable of our recently acquired Ellen Tracy and MEXX Canada businesses, which accounted for approximately 85% of the increase. The impact of foreign currency exchange rates, primarily the strengthening of the Euro, contributed an approximate $13.5 million increase in accounts receivable which was largely offset by accounts receivable decreases in our domestic operations.

Inventories decreased $26.8 million, or 5.5%, at the end of 2002 compared to the
-----------
end of 2001. These decreases reflect conservative planning and improved processes and procedures implemented during the second half of 2001 to help adjust the flow of replenishment product and seasonal essential programs into our warehouses, as well as supply and demand balancing aided by technology. These decreases were partially offset by an increase in inventories of $21.4 million resulting from our acquisitions of Ellen Tracy and MEXX Canada and a $14.1 million increase in inventory resulting from the impact of foreign currency exchange rates, primarily the strengthening of the Euro. Our average inventory turnover rate increased to 4.7 times for the year ended December 28, 2002 from 4.0 times for the 12-month period ended December 29, 2001.

Borrowings under our commercial paper and revolving credit  facilities peaked at
----------
$114.9 million during 2002; at December 28, 2002, borrowings under these facilities were $12.6 million.

Net cash  provided by  operating  activities  was $393.9  million  during  2002,
--------------------------------------------
compared to $329.2 million in 2001. This $64.7 million change in cash flows was primarily due to $58.0 million of cash provided by working capital in 2002 compared to a $4.8 million use of cash in 2001, driven primarily by year-over-year changes in the accounts receivable, accrued expense, accounts payable and inventory balances, as well as the increase in net income of $39.1 million from 2001.

Net cash used in  investing  activities  was  $306.8  million  in  fiscal  2002,
---------------------------------------
compared to $384.7 million in fiscal 2001. The 2002 net cash used primarily reflected capital and in-store merchandise shop expenditures of $88.9 million and $206.3 million for the purchase of MEXX Canada and Ellen Tracy; 2001 net cash used primarily reflected $274.1 million in connection with the acquisition of our MEXX business, along with capital and in-store merchandise shop expenditures of $107.0 million.

Net cash used in financing activities was $39.2 million in fiscal 2002, compared
-------------------------------------
to $131.1 million provided by financing activities in fiscal 2001. The $170.3 million year-over-year decrease primarily reflected the issuance of $309.6 million of Eurobonds in 2001 to finance the May 2001 acquisition of MEXX and a decrease of $6.6 million in net proceeds from the exercise of stock options, partially offset by the assumption of $17.2 million of short term debt in 2002 and a $126.3 million year-over-year decrease in the repayment of the commercial paper program.

Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in 2004 and 2005 in connection with our acquisitions of the MEXX, LUCKY BRAND DUNGAREES, Segrets, MEXX Canada and JUICY COUTURE businesses (see Note 2 of Notes to Consolidated Financial Statements). These payments become due when triggered by us or the seller, pursuant to provisions in the MEXX, MEXX Canada and JUICY COUTURE acquisition agreements that call for contingent purchase price payments, as well as provisions contained in the LUCKY BRAND DUNGAREES and Segrets acquisition agreements which could require us to purchase the minority interest shares in these businesses. We estimate that if these 2004-eligible payments are triggered in 2004, they would fall (based on exchange rates in effect at January 3, 2004) in the range of $181 - 186 million for MEXX, $32 - 45 million for LUCKY BRAND DUNGAREES, and $2 - 4 million for Segrets. These payments will be made in either cash or shares of our common stock at the option of either the Company or, with respect to LUCKY BRAND DUNGAREES and Segrets, the seller, and will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities. In addition, we are currently evaluating numerous alternatives, including the issuance of debt as well as the use of our operating cash flows to assist us in funding these payments.

Our anticipated capital expenditures for 2004 are expected to approximate $125 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit, trade letter of credit and other credit facilities.

The following table summarizes as of January 3, 2004 our contractual cash obligations by future period (see Notes 2, 3, 10 and 11 of Notes to Consolidated Financial Statements):

                                                                   Payments due by period
                                         -------------------------------------------------------------------------
Contractual cash obligations               Less than       1-3 years      4-5 years       After          Total
(In thousands)                               1 year                                      5 years
------------------------------------------------------------------------------------------------------------------
Operating leases                            $ 141,542      $ 247,590       $ 203,605     $ 363,172     $ 955,909
Inventory purchase commitments                614,840             --              --            --       614,840
Eurobonds                                          --        440,475              --            --       440,475
Guaranteed minimum licensing royalties         25,762         32,000          26,000        52,000       135,762
Short-term borrowings                          18,915             --              --            --        18,915
Synthetic lease                                 3,508         71,283              --            --        74,791
Additional acquisition purchase price
   payments                                   223,500        104,500              --            --       328,000

Financing Arrangements
----------------------

On August 7, 2001, we issued 350 million Euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity.

On October 21, 2002, we received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits us to borrow in U.S. dollars, Canadian dollars and Euros. At December 28, 2002, we had no commercial paper outstanding and $12.6 million of borrowings denominated in Euro at an interest rate of 3.6%. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 17, 2003, we received a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, we received a $375 million, three-year bank revolving credit facility (collectively, the "Agreement"). The aforementioned bank facility replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support our $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. Our ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At January 3, 2004, we had no debt outstanding under the Agreement.

As of January 3, 2004 and December 28, 2002, we had lines of credit aggregating $487 million and $469 million, respectively, which were primarily available to cover trade letters of credit. At January 3, 2004 and December 28, 2002, we had outstanding trade letters of credit of $254 million and $291 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $76.1 million (based on the exchange rates as of January 3, 2004). As of January 3, 2004, a total of $18.9 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of our debt will mature in 2004 and will be refinanced under existing credit lines.

Off-Balance Sheet Arrangements
------------------------------
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006 with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)", which was revised in December 2003 ("FIN 46") (see Note 22 of Notes to Consolidated Financial Statements). The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

Hedging Activities
------------------
At year-end 2003, we had various Euro currency collars outstanding with a net notional amount of $42 million, maturing through July 2004 and with values ranging between 1.05 and 1.14 U.S. dollar per Euro as compared to $80.0 million in Euro currency collars and average rate options at year-end 2002. At year-end 2003, we also had forward contracts maturing through December 2004 to sell 58 million Euro for $64 million and 16 million Canadian dollars for $12 million. The notional value of the foreign exchange forward contracts was approximately $76 million at year-end 2003, as compared with approximately $61 million at year-end 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $11.8 million at year-end 2003 and approximately $5.2 million at year-end 2002. The ineffective portion of these contracts was not material and was expensed in 2003.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated Other Comprehensive Income (Loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended January 3, 2004.


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

Use of Estimates
Estimates by their nature are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical Accounting Policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to
revenue   recognition,   income  taxes,   accounts   receivable  -  trade,  net,
inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We use independent third-party appraisals to estimate the fair values of both our goodwill and intangible assets with indefinite lives. These appraisals are based on projected cash flows, interest rates and other competitive market data. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers' compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Derivative instruments in the form of forward contracts and options are used to hedge the exposure to variability in probable future cash flows associated with inventory purchases and sales collections primarily associated with our European and Canadian entities. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition
Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Retail revenues are recorded net of returns. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable - Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase its provisions. Our historical estimates of these costs have not differed materially from actual results.

Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is determined based on historical sales trends for the category of inventory involved, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Goodwill And Other Intangibles
On December 30, 2001, the first day of fiscal year 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 20 of the Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets, primarily trademarks and trade names, with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using independent third parties who apply the income approach using the relief-from-royalty method, based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors including estimates of future growth and trends, estimated royalty rates in the category of intellectual property, discounted rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended January 3, 2004, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Derivative Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated Other Comprehensive Income (Loss), depending on whether the derivative qualifies for hedge accounting treatment.

We use foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated Other Comprehensive Income (Loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts recorded in Accumulated Other Comprehensive Income (Loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

We hedge our net investment position in Euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in the value of the net investment being hedged.

Occasionally, we purchase short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized in current period earnings immediately.


Inflation
---------
The rate of inflation over the past few years has not had a significant impact on our sales or profitability.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations and financial position.

In December 2003, the FASB issued a revised version of FIN 46, which addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The third party lessor in our synthetic lease agreement does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required (see "Off-Balance Sheet Arrangements" above).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
----------------------------------------------

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for fiscal 2004, any fiscal quarter of 2004 or any other future period, including those herein under the heading "Forward Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such
statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

Risks Associated with Competition and the Marketplace
-----------------------------------------------------
The apparel and related product markets are highly competitive, both within the United States and abroad. The Company's ability to compete successfully within the marketplace depends on a variety of factors, including:
o The current challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;
o The Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o The Company's ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company's largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o The ability of the Company, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations;
o The financial condition of, and consolidations, restructurings and other ownership changes in, the apparel (and related products) industry and the retail industry;
o Risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers, risks relating to retailers' buying patterns and purchase commitments for apparel products in general and the Company's products specifically;
o The Company's ability to respond to the strategic and operational initiatives of its largest customers, as well as to the introduction of new products or pricing changes by its competitors; and
o The Company's ability to obtain sufficient retail floor space and to effectively present products at retail.

Economic, Social and Political Factors
--------------------------------------
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees, including its union employees;
o Work stoppages by any Company suppliers or service providers or by the Company's union employees;
o    The impact of the anticipated  elimination of quota for apparel products in
     2005;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our revolving credit facility and other credit facilities. These loans bear interest at rates which vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of January 3, 2004 and December 28, 2002 our exposure to changing market rates was as follows:

Dollars in millions           January 3, 2004       December 28, 2002
-------------------------- --------------------- -----------------------
Variable rate debt                 $18.9                  $34.6
Average interest rate               2.8%                   3.8%

A ten percent change in the average rate would have resulted in a $0.5 million change in interest expense during 2003.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of January 3, 2004, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

The acquisition of MEXX, which transacts business in multiple currencies, has increased our exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which now include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.

At January 3, 2004 and December 28, 2002, we had outstanding foreign currency collars with net notional amounts aggregating to $42 million and $80 million, respectively. We had forward contracts aggregating to $76 million at January 3, 2004 and $61 million at December 28, 2002. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $11.8 million at January 3, 2004 and $5.2 million at December 28, 2002. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $9.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $9.8 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 3, 2004:

                                           U.S. Dollar         Contract          Unrealized
Currency in thousands                        Amount              Rate            Gain (Loss)
---------------------------------------- ---------------- ------------------- -------------------
Forward Contracts:
   Euros                                      $64,000      1.0670 to 1.1450      $ (6,715)
   Canadian Dollars                            12,066      0.7254 to 0.7622          (298)

Foreign Exchange Collar Contracts:
   Euros                                      $42,000      1.0500 to 1.1400      $ (4,793)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 28, 2002:

                                           U.S. Dollar         Contract          Unrealized
Currency in thousands                        Amount              Rate            Gain (Loss)
---------------------------------------- ---------------- ------------------- -------------------
Forward Contracts:
   Euros                                      $61,000      0.9360 to 0.9800      $ (5,304)

Average Rate Collar Contracts:
   Euros                                      $80,000      0.9800 to 1.1000      $     88

Item 8. Financial Statements and Supplementary Data.

See the "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.

Item 9A.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as of January 3, 2004, and have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART III

Item 10. Directors and Executive Officers of the Registrant.

With respect to our Executive Officers, see Part I of this Annual Report on Form 10-K.

Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16 (a) Beneficial Ownership Reporting Compliance", "Corporate Governance", "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") is hereby incorporated by reference.


Item 11. Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation) in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

     The following table summarizes information about The Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); The Liz Claiborne, Inc. 1992 Stock Incentive Plan; The Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); and The Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan"), which together comprise all of our existing equity compensation plans, as of January 3, 2004. Our stockholders have approved all of these plans.


                                 (a)                  (b)                     (c)

                                                                     Number of Securities
                                                                    Remaining Available for
                        Number of Securities    Weighted Average     Future Issuance Under
                          to be Issued Upon    Exercise Price of      Equity Compensation
                             Exercise of          Outstanding          Plans (Excluding
                        Outstanding Options,   Options, Warrants   Securities Reflected in
    Plan Category        Warrants and Rights       and Rights             Column (a))
    -------------        -------------------       ----------             -----------

Equity Compensation
Plans Approved by
Stockholders......         9,633,273 (1)(2)        $25.55 (3)               9,195,904 (4)
----------------------- ---------------------- ------------------- --------------------------
Equity Compensation
Plans Not Approved by
Stockholders......                 0                  N/A                           0
----------------------- ---------------------- ------------------- --------------------------
TOTAL.............         9,633,273 (1)(2)        $25.55 (3)               9,195,904  (4)

----------------------- ---------------------- ------------------- --------------------------
-----------------------

(1) Includes 44,603 shares of Common Stock issuable under the Outside Directors' Plan pursuant to participants' elections thereunder to defer certain director compensation. These shares are not included in calculating the Weighted Average Exercise Price in Column (b).

(2) Includes 405,288 shares (the "Performance Shares") which may be issued to Paul R. Charron upon satisfaction of certain performance criteria as set forth in Mr. Charron's Amended and Restated Employment Agreement, dated November 3, 2003 and Performance Share Agreement, dated November 3, 2003, each of which were filed as exhibits to our November 5, 2003 Current Report on Form 8-K filing with the Securities and Exchange Commission. The actual number of Performance Shares which will be issued to Mr. Charron depend on the extent of the achievement of the performance criteria. Performance Shares are not included in calculating the Weighted Average Exercise Price in Column (b.

(3) Performance Shares and shares issuable under the Outside Directors' Plan were not included in calculating the Weighted Average Exercise Price.


(4) In addition to options, warrants and rights, the 2000 Plan and the 2002 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock which may be issued; the sub-limits are set at 1,000,000 shares under the 2000 Plan and 1,800,000 shares under the 2002 Plan.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2004 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the 2004 Proxy Statement.


Item 14.  Principal Accountant Fees and Services.

     Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Auditors" in the 2004 Proxy Statement.

                                    PART IV
                                    -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)   1.   Financial Statements.                                  PAGE REFERENCE
                                                                  2003 FORM 10-K

MANAGEMENT'S REPORT AND
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2 to F-4

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
     January 3, 2004 and December 28, 2002                        F-5

    Consolidated Statements of Income for the
    Three Fiscal Years Ended January 3, 2004                      F-6

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended January 3, 2004     F-7 to F-8

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended January 3, 2004                      F-9

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

10(b)         - Lease,  dated as of  January  1, 1990 (the  "1441  Lease"),  for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b)(i)      - First  Amendment:  Lease Extension and  Modification  Agreement,
                dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(ii)     - Second  Amendment to Lease,  dated as of September  19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(iii)    - Third Amendment to Lease, dated as of September 24, 1999, to the
                1441 Lease (incorporated  herein by reference from Exhibit 10(k)
                (i) to the 1999 Annual Report).

10(b)(iv)     - Fourth Amendment to Lease,  effective as of July 1, 2000, to the
                1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the 2002 Annual Report).

Exhibit
No.             Description
---             -----------

10(b)(v)*     - Fifth Amendment to Lease.

10(c)+*       - National Collective Bargaining Agreement,  made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2003 through May 31, 2006.

10(d)+*       - Description  of  Liz  Claiborne,  Inc.  2003  Salaried  Employee
                Incentive Bonus Plan.

10(e)+        - The Liz  Claiborne  401(k)  Savings and Profit  Sharing Plan, as
                amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+*    - First  Amendment to the Liz Claiborne  401(k) Savings and Profit
                Sharing Plan.

10(e)(ii)+*   - Second  Amendment to the Liz Claiborne 401(k) Savings and Profit
                Sharing Plan.

10(e)(iii)+*  - Third  Amendment to the Liz Claiborne  401(k) Savings and Profit
                Sharing Plan.

10(e)(iv)+*   - Trust  Agreement  dated  as  of  October  1,  2003  between  Liz
                Claiborne, Inc. and Fidelity Management Trust Company.

10(f)+        - Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991
                Stock  Ownership  Plan  (the  "Outside  Directors'  1991  Plan")
                (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(f)(i)+*    - Amendment to the Outside  Directors'  1991 Plan, effective as of
                December 18, 2003.

10(f)(ii)+    - Form of Option Agreement under the Outside  Directors' 1991 Plan
                (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(g)+        - Liz Claiborne,  Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(g)(i)+     - Form of Restricted  Career Share  Agreement  under the 1992 Plan
                (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+    - Form of Restricted Transformation Share Agreement under the 1992
                Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

10(h)+        - Liz Claiborne,  Inc. 2000 Stock Incentive Plan (the "2000 Plan")
                (incorporated   herein  by   reference   from  Exhibit  4(e)  to
                Registrant's Form S-8 dated as of January 25, 2001).

10(h)(i)+*    - Amendment 1 to the 2000 Plan.

10(h)(ii)+    - Form  of   Option   Grant   Certificate   under  the  2000  Plan
                (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(h)(iii)+   - Form of Executive Team  Leadership  Restricted  Share  Agreement
                under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"]).

10(h)(iv)+    - Form of Restricted Key Associates  Performance  Shares Agreement
                under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(i)+        - Liz Claiborne,  Inc. 2002 Stock Incentive Plan (the "2002 Plan")
                (incorporated herein by reference from Exhibit 10(y)(i) to Registrant's Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).

10(i)(i)+     - Amendment  No.  1 to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+*   - Amendment 2 to the 2002 Plan.

10(i)(iii)+*  - Amendment 3 to the 2002 Plan.

10(i)(iv)+    - Form  of   Option   Grant   Certificate   under  the  2002  Plan
                (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+*    - Form of Restricted  Share  Agreement for "Growth" Shares program under the 2002 Plan.

10(j)+        - Description of Supplemental  Life Insurance Plans  (incorporated herein  by  reference  from  Exhibit  10(q) to the  2000  Annual
                Report).

10(k)+        - Amended and Restated  Liz  Claiborne  ss.162(m)  Cash Bonus Plan
                (incorporated   herein  by   reference   from  Exhibit  10.1  to
                Registrant's Form 10Q filed August 15, 2003).

10(l)+        - Liz  Claiborne,  Inc.  Supplemental  Executive  Retirement  Plan
                effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(l)(i)+     - Trust  Agreement  dated  as of  January  1,  2002,  between  Liz
                Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)+        - Employment  Agreement  dated as of  November  3,  2003,  between
                Registrant and Paul R. Charron (the "Charron Agreement") (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 5, 2003 [the "November 5, 2003 Form 8-K"]).

10(m)(i)+     - The Liz Claiborne  Retirement  Income  Accumulation Plan for the
                benefit of Mr. Charron [the "Accumulation Plan"]), dated as of September 19, 1996 (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(m)(ii)+    - Amendment  to the  Accumulation  Plan,  dated  January  3,  2002
                (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(m)(iii)+   - Amendment  No.  2 to  the  Accumulation  Plan,  effective  as of
                November 3, 2003 (incorporated  herein by reference from Exhibit
                10.2 to the November 5, 2003 Form 8-K ).

10(m)(iv)+    - Change of  Control  Agreement,  between  Registrant  and Paul R.
                Charron (incorporated herein by reference from Exhibit (v)(iii) to the 2000 Annual Report).

10(m)(v)+     - First Amendment to the Executive  Termination Benefits Agreement
                (Change of Control Agreement) between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+    - Stock Option Certificate,  dated November 3, 2003 issued to Paul
                R. Charron under Registrant's 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(vii)+   - Restricted  Share  Agreement  under the 2000  Plan,  dated as of
                November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(viii)+  - Performance  Share  Agreement  under the 2002 Plan,  dated as of
                November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.6 to the November 5, 2003 Form 8-K).

10(n)+        - Change of Control  Agreement,  between  Registrant and Angela J.
                Ahrendts.

10(o)+        - Change of Control  Agreement,  between  Registrant  and Trudy F.
                Sullivan.

10(p)         - Three Year Revolving Credit  Agreement,  dated as of October 21,
                2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(i) to Registrant's October 21, 2002 Quarterly Report on Form 10-Q for the period ended September 28, 2002 [the "3rd Quarter 2002 10-Q"]).



+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(q)*        - 364-Day  Revolving  Credit  Agreement,  dated as of October  17,
                2003, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

21*           - List of Registrant's Subsidiaries.

23*           - Consent of Independent Public Accountants.

31(a)*        - Rule 13a-14(a)  Certification of Chief Executive  Officer of the
                Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*        - Rule 13a-14(a)  Certification of Chief Financial  Officer of the
                Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#       - Certification  of Chief  Executive  Officer  of the  Company  in
                accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#       - Certification  of Chief  Financial  Officer  of the  Company  in
                accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*           - Undertakings.



(b) - Reports on Form 8-K.

     (i) On October 30, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, relating to the results of operations for the three and nine-month periods ended October 4, 2003.

     (ii) On November 5, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, relating to the Employment Agreement entered into on November 3, 2003 with Paul R. Charron, as Chairman and Chief Executive Officer of the Company.

     (iii) On November 12, 2003, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, relating to the agreement to purchase Enyce Holdings LLC.




+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.
# A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

LIZ CLAIBORNE, INC.                      LIZ CLAIBORNE, INC.

/s/ Michael Scarpa                       /s/ Elaine H. Goodell
-----------------------------            -------------------------------------
By: Michael Scarpa,                      By: Elaine H. Goodell,
    Senior Vice President and                Vice President-Corporate Controller
    Chief Financial Officer                  and Chief Accounting Officer
    (principal financial officer)            (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 11, 2004.

Signature                      Title


/s/ Paul R. Charron            Chairman of the Board, Chief Executive Officer
-------------------------
Paul R. Charron                and Director (principal executive officer)

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

/s/ Nancy J. Karch             Director
-------------------------
Nancy J. Karch

/s/ Kenneth P. Kopelman        Director
-------------------------
Kenneth P. Kopelman

/s/ Kay Koplovitz              Director
-------------------------
Kay Koplovitz

/s/ Arthur C. Martinez         Director
-------------------------
Arthur C. Martinez

/s/ Oliver R. Sockwell         Director
-------------------------
Oliver R. Sockwell

/s/ Howard Socol               Director
-------------------------
Howard Socol

/s/ Paul E. Tierney, Jr.       Director
-------------------------
Paul E. Tierney, Jr.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                      ------------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------


                                                                  Page
                                                                  Number
                                                                  ------
MANAGEMENT'S REPORT AND
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2 to F-4

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
     January 3, 2004 and December 28, 2002                        F-5

    Consolidated Statements of Income for the
    Three Fiscal Years Ended January 3, 2004                      F-6

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended January 3, 2004     F-7 to F-8

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended January 3, 2004                      F-9

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

                               MANAGEMENT'S REPORT
                               -------------------

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

The independent public accountants have audited our consolidated financial statements as described in their reports. In the course of their audits, the independent public accountants have developed an overall understanding of the Company's accounting and financial controls and have conducted other tests as they considered necessary to support their opinions on the financial statements. The independent public accountants report their findings and recommendations to management and the Audit Committee of the Board of Directors. Control procedures are implemented or revised as appropriate to respond to these recommendations. There have not been any material control weaknesses brought to the attention of management or the Audit Committee during the periods covered by the reports of the independent public accountants. However, in as much as the independent public accountants' audits consisted of selected tests of control policies and procedures and did not cover the entire system of internal control, they would not necessarily disclose all weaknesses which might exist.

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



/s/ Paul R. Charron                              /s/ Michael Scarpa
---------------------------                      --------------------------
Paul R. Charron                                  Michael Scarpa
Chairman of the Board                            Senior Vice President and
and Chief Executive Officer                      Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the "Company") as of January 3, 2004 and December 28, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended January 3, 2004 and December 28, 2002, listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the year ended December 29, 2001 and the financial statement schedule as of and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 19, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended January 3, 2004 and December 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.


/s/ Deloitte & Touche LLP
New York, New York
February 26, 2004

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




/s/ Arthur Andersen LLP
New York, New York
February 19, 2002

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

All amounts in thousands except share data                              January 3, 2004          December 28, 2002
------------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets:
     Cash and cash equivalents                                              $   293,503               $   211,563
     Marketable securities                                                       50,414                    36,808
     Accounts receivable - trade, net                                           390,802                   370,468
     Inventories, net                                                           485,182                   461,154
     Deferred income taxes                                                       45,756                    45,877
     Other current assets                                                        82,744                    49,340
                                                                            -----------               -----------
       Total current assets                                                   1,348,401                 1,175,210
   Property and Equipment - Net                                                 410,741                   378,303
   Goodwill - Net                                                               596,436                   478,869
   Intangibles - Net                                                            244,168                   226,577
   Other Assets                                                                   7,253                     9,398
                                                                            -----------               -----------
                                                                            $ 2,606,999               $ 2,268,357
                                                                            ===========               ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
     Short term borrowings                                                  $    18,915               $    21,989
     Accounts payable                                                           227,125                   225,032
     Accrued expenses                                                           251,286                   283,458
     Income taxes payable                                                        29,316                    26,241
                                                                            -----------               -----------
       Total current liabilities                                                526,642                   556,720
   Long-Term Debt                                                               440,303                   377,725
   Other Non-Current Liabilities                                                  8,374                     6,412
   Deferred Income Taxes                                                         43,861                    33,709
   Commitments and Contingencies (Note 10)
   Minority Interest                                                              9,848                     7,430
   Stockholders' Equity:
     Preferred stock, $.01 par value, authorized shares -
       50,000,000, issued shares - none                                              --                        --
     Common stock, $1 par value, authorized shares - 250,000,000,
       issued shares - 176,437,234                                              176,437                   176,437
     Capital in excess of par value                                             124,823                    95,708
     Retained earnings                                                        2,539,742                 2,283,692
     Unearned compensation expense                                              (21,593)                  (10,185)
     Accumulated other comprehensive loss                                       (50,207)                  (28,317)
                                                                            -----------               -----------
                                                                              2,769,202                 2,517,335
     Common stock in treasury, at cost - 66,865,854 shares in
       2003 and 69,401,831 shares in 2002                                    (1,191,231)               (1,230,974)
                                                                            -----------               -----------
         Total stockholders' equity                                           1,577,971                 1,286,361
                                                                            -----------               -----------
Total Liabilities and Stockholders' Equity                                  $ 2,606,999               $ 2,268,357
                                                                            ===========               ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

                                                                                           Fiscal Years Ended
                                                                -------------------------------------------------------------------
All dollar amounts in thousands except per common share data       January 3, 2004       December 28, 2002     December 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $ 4,241,115            $ 3,717,503           $ 3,448,522
   Cost of goods sold                                                    2,351,324              2,097,868             2,021,272
                                                                       -----------            -----------           -----------
Gross Profit                                                             1,889,791              1,619,635             1,427,250
   Selling, general & administrative expenses                            1,419,673              1,222,617             1,080,483
   Restructuring gain (charge)                                                 672                 (7,130)              (15,050)
                                                                       -----------            -----------           -----------
Operating Income                                                           470,790                389,888               331,717
   Other expense - net                                                      (1,890)                (2,318)               (3,511)
   Interest expense - net                                                  (30,509)               (25,124)              (28,117)
                                                                       -----------            -----------           -----------
Income Before Provision for Income Taxes                                   438,391                362,446               300,089
   Provision for income taxes                                              158,698                131,281               108,032
                                                                       -----------            -----------           -----------
Net Income                                                             $   279,693            $   231,165           $   192,057
                                                                       ===========            ===========           ===========


Net Income per Common Share:
   Basic                                                               $      2.60            $      2.19           $      1.85
                                                                       ===========            ===========           ===========

   Diluted                                                             $      2.55            $      2.16           $      1.83
                                                                       ===========            ===========           ===========

Dividends Paid per Common Share                                        $       .23            $       .23           $       .23
                                                                       ===========            ===========           ===========












The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

                                                                            Accumula-
                                        COMMON STOCK     Capital            ted Other               TREASURY SHARES
                                     ------------------ in Excess          Comprehen-  Unearned  -----------------------
                                     Number of           of Par   Retained  sive In-    Compen-   Number of
All dollar amounts in thousands        Shares    Amount   Value   Earnings come (Loss)  sation     Shares      Amount      Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2000          176,437,234 $176,437 $83,808 $1,904,508 $ (7,656)   (7,635) 74,018,800  $(1,315,177) $  834,285

Net income                                   --       --      --    192,057       --        --          --           --     192,057
Other comprehensive income (loss),
   net of tax:
Translation adjustment                       --       --      --         --    4,928        --          --           --       4,928
Gains (losses) on cash flow hedging
   derivatives                               --       --      --         --     (250)       --          --           --        (250)
Adjustment to unrealized (losses)
   on available-for-sale securities          --       --      --         --   (2,368)       --          --           --      (2,368)
                                                                                                                         -----------
Total comprehensive income                                                                                                  194,367
Exercise of stock options and
   related tax benefits                      --       --   5,458         --       --        --  (2,363,076)      38,561      44,019
Cash dividends declared                      --       --      --    (23,317)      --        --          --           --     (23,317)
Purchase of common stock                     --       --      --         --       --        --     155,000       (2,854)     (2,854)
Issuance of common stock under
   restricted stock and employment
   agreements, net                           --       --      --      4,489       --    (9,069)   (598,414)      14,241       9,661
                                    ----------- -------- ------- ---------- -------- ---------  ----------  -----------  ----------

BALANCE, DECEMBER 29, 2001          176,437,234 $176,437 $89,266 $2,077,737 $ (5,346) $(16,704) 71,212,310  $(1,265,229) $1,056,161
                                    =========== ======== ======= ========== ========  ========  ==========  ===========  ==========

Net income                                   --       --      --    231,165       --        --          --           --     231,165
Other comprehensive income (loss),
   net of tax:
Translation adjustment                       --       --      --         --  (19,496)       --          --           --     (19,496)
Gains (losses) on cash flow hedging
   derivatives                               --       --      --         --   (5,859)       --          --           --      (5,859)
Adjustment to unrealized (losses)
   on available-for-sale securities          --       --      --         --    2,384        --          --           --       2,384
                                                                                                                         ----------
Total comprehensive income                                                                                                  208,194
Exercise of stock options and
   related tax benefits                      --       --   6,258     (1,211)      --        --  (1,784,524)      33,781      38,828
Cash dividends declared                      --       --      --    (23,802)      --        --          --           --     (23,802)
Issuance of common stock under
   restricted stock and employment
   agreements, net                           --       --     184       (197)      --     6,519    (25,955)          474       6,980
                                    ----------- -------- ------- ---------- --------  --------  ----------  -----------   ---------

BALANCE, DECEMBER 28, 2002          176,437,234 $176,437 $95,708 $2,283,692 $(28,317) $(10,185) 69,401,831  $(1,230,974) $1,286,361
                                    =========== ======== ======= ========== ========  ========  ==========  ===========  ==========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

                                                                             Accumula-
                                        COMMON STOCK     Capital             ted Other              TREASURY SHARES
                                     ------------------ in Excess           Comprehen-  Unearned -----------------------
                                     Number of           of Par    Retained  sive In-    Compen-  Number of
All dollar amounts in thousands        Shares    Amount   Value    Earnings come (Loss)  sation    Shares      Amount      Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 2002          176,437,234 $176,437 $ 95,708 $2,283,692 $(28,317) $(10,185) 69,401,831 $(1,230,974) $1,286,361

Net income                                   --       --       --    279,693       --        --          --          --     279,693
Other comprehensive income (loss),
   net of tax:
Translation adjustment                       --       --       --         --  (26,548)       --          --          --     (26,548)
Gains (losses) on cash flow hedging
   derivatives                               --       --       --         --   (3,962)       --          --          --      (3,962)
Adjustment to unrealized gains on
   available-for-sale securities             --       --       --         --    8,620        --          --          --       8,620
                                                                                                                         ----------
Total comprehensive income                                                                                                  257,803
Exercise of stock options and
   related tax benefits                      --       --   21,641         --       --        --  (2,283,668)     36,993      58,634
Cash dividends declared                      --       --       --    (23,643)      --        --          --          --     (23,643)
Issuance of common stock under
   restricted stock and employment
   agreements, net                           --       --    7,474         --       --   (11,408)   (252,309)      2,750      (1,184)
                                    ----------- -------- -------- ---------- --------  --------  ---------- -----------  ----------

BALANCE, JANUARY 3, 2004            176,437,234 $176,437 $124,823 $2,539,742 $(50,207) $(21,593) 66,865,854 $(1,191,231) $1,577,971
                                    =========== ======== ======== ========== ========  ========  ========== ===========  ==========













The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

                                                                                            Fiscal Years Ended
                                                                        -----------------------------------------------------------
All dollar amounts in thousands                                           January 3, 2004    December 28, 2002   December 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                 $   279,693         $   231,165        $   192,057
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                104,981              96,395            101,491
     Deferred income taxes                                                          5,847              (9,209)            11,925
     Non cash portion of restructuring charge                                          --               3,266             15,050
     Other - net                                                                   22,447              14,210             13,442
   Changes in current assets and liabilities, exclusive of acquisitions:
     Decrease (increase) in accounts receivable - trade, net                       10,971              (1,126)           (44,957)
     (Increase) decrease in inventories                                            (6,444)             49,120             37,535
     (Increase) decrease in other current assets                                  (28,259)            (10,636)            10,813
     (Decrease) increase in accounts payable                                       (3,061)            (17,355)            13,249
     Increase (decrease) in accrued expenses                                        2,822              24,976            (23,335)
     Increase in income taxes payable                                               3,075              13,066              1,943
                                                                              -----------         -----------        -----------
       Net cash provided by operating activities                                  392,072             393,872            329,213
                                                                              -----------         -----------        -----------

Cash Flows from Investing Activities:
   Purchases of investment instruments                                                (96)                (90)               (83)
   Purchases of property and equipment                                            (96,675)            (80,020)           (82,236)
   Payments for acquisitions, net of cash acquired                               (222,335)           (206,264)          (274,142)
   Payments for in-store merchandise shops                                        (10,538)             (8,851)           (24,718)
   Other - net                                                                     (7,658)            (11,573)            (3,496)
                                                                              -----------         -----------        -----------
     Net cash used in investing activities                                       (337,302)           (306,798)          (384,675)
                                                                              -----------         -----------        -----------

Cash Flows from Financing Activities:
   Short term borrowings                                                           (3,074)             17,199                 --
   Proceeds from Eurobond issue                                                        --                  --            309,619
   Revolving credit facility - net                                                (12,564)            (65,162)          (191,492)
   Proceeds from exercise of common stock options                                  46,250              32,570             39,193
   Dividends paid                                                                 (23,643)            (23,802)           (23,317)
   Purchase of common stock, net of put warrant premiums                               --                  --             (2,854)
                                                                              -----------         -----------        -----------
     Net cash provided by (used in) financing activities                            6,969             (39,195)           131,149
                                                                              -----------         -----------        -----------
Effect of Exchange Rate Changes on Cash                                            20,201              36,049              4,928
                                                                              -----------         -----------        -----------

Net Change in Cash and Cash Equivalents                                            81,940              83,928             80,615
Cash and Cash Equivalents at Beginning of Year                                    211,563             127,635             47,020
                                                                              -----------         -----------        -----------
Cash and Cash Equivalents at End of Year                                      $   293,503         $   211,563        $   127,635
                                                                              ===========         ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year reflected a 53-week period, as compared to the 2002 and 2001 fiscal years, which each reflected a 52-week period.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable - trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Revenue Recognition
Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Retail revenues are recorded net of returns. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company's policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable - Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from seasonal negotiations with the Company's customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill And Other Intangibles
On December 30, 2001, the first day of fiscal year 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 20 of Notes to Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets, primarily trademarks and trade names, with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using independent third parties who apply the income approach using the relief-from-royalty method, based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors including estimates of future growth and trends, estimated royalty rates in the category of intellectual property, discounted rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended January 3, 2004, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses
Accrued expenses for employee insurance, workers' compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Derivative Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated Other Comprehensive Income (Loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company's European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated Other Comprehensive Income (Loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts recorded in Accumulated Other Comprehensive Income (Loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company's results of operations.

Hedge accounting requires that at the beginning of each hedge period, the Company justifies an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

The Company hedges its net investment position in Euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in the value of the net investment being hedged.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.

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

Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs and provisions for shrinkage.

Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs are expensed when the advertising is run. Advertising and promotion expenses were $131.0 million in 2003, $119.8 million in 2002 and $115.2 million in 2001. Marketing expenses, including in-store and other Company-sponsored activities, were $44.7 million in 2003, $41.9 million in 2002 and $40.5 million in 2001.

Shipping and Handling Costs
Shipping and handling costs are included as a component of Selling, general & administrative expenses in the Consolidated Statements of Income. In fiscal years 2003, 2002 and 2001 shipping and handling costs approximated $194.0 million, $177.4 million and $170.4 million, respectively.

Stock-Based Compensation
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                       Fiscal Year Ended
                                               -------------------------------------------------------------------
In thousands except per share data               January 3, 2004       December 28, 2002      December 29, 2001
------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                        $   279,693           $   231,165            $   192,057
   Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards*, net of tax                               19,945                16,786                 13,336
                                                      -----------           -----------            -----------
   Pro forma                                          $   259,748           $   214,379            $   178,721
                                                      ===========           ===========            ===========
Basic earnings per share:
   As reported                                              $2.60                 $2.19                  $1.85
   Pro forma                                                $2.44                 $2.03                  $1.72
Diluted earnings per share:
   As reported                                              $2.55                 $2.16                  $1.83
   Pro forma                                                $2.39                 $2.02                  $1.72

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123.

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0.7%, 0.8% and 0.9%, expected volatility of 39%, 39% and 46%, risk free interest rates of 2.7%, 2.7% and 4.4%, and expected lives of five years for all periods.

Cash Dividend and Common Stock Repurchase
On January 22, 2004, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on March 15, 2004 to stockholders of record at the close of business on February 23, 2004. As of January 3, 2004, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.

NOTE 2: ACQUISITIONS

On December 1, 2003, the Company acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing. Founded in 1996 by FILA USA and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales, while women's products account for the balance. Based upon a preliminary independent third-party valuation of the tangible and intangible assets acquired from ENYCE, it is estimated that the value of the ENYCE trademarks and trade names will be in the range of $25-28 million. The Company expects that the valuation of the ENYCE business will be completed by the end of March 2004. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). Based in Southern California, Juicy Couture is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. Juicy Couture had sales of approximately $47 million in 2002. The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $72 - 76 million. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, approximately $27 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On September 30, 2002, the Company acquired 100 percent of the equity interest of Ellen Tracy Inc., a fashion apparel company, and its related companies (collectively, "Ellen Tracy") for a cash purchase price of $177.0 million, including the assumption of debt and fees. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Ellen Tracy, approximately $60 million of purchase price has been allocated to the value of the trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to annual impairment testing. The fair market value of assets acquired was $90.4 million (including $60.3 million of trademarks) and liabilities assumed were $44.1 million resulting in goodwill of approximately $129.3 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment will be in the range of 38 - 42 million Canadian dollars (or $30 - 33 million based on the exchange rate as of January 3, 2004). The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million Euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2003 measurement year is selected, the contingent payment would be in the range of approximately 144 - 148 million Euros (or $181
- 186 million based on the exchange rate as of January 3, 2004). The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets acquired was $199.7 million. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Mexx, approximately $60.6 million of purchase price has been allocated to the value of the trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to annual impairment testing. The purchase price includes an adjustment for transaction fees associated with the acquisition and the expenses associated with the closure of certain under-performing retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. The fair market value of assets acquired was $179.2 million (including $60.6 million of trademarks) and liabilities assumed were $91.2 million.

The following unaudited pro forma information assumes the Mexx acquisition had occurred on December 31, 2000. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on December 31, 2000, nor is it indicative of the Company's future results.

                                              Fiscal Year Ended
                                   ------------------------------------------
                                    January 3,   December 28,  December 29,
                                       2004          2002          2001
In thousands except per share data    Actual        Actual      Pro forma
-----------------------------------------------------------------------------
Net sales                           $  4,241,155  $  3,717,503  $  3,591,273
Net income                               279,693       231,165       180,297

Basic earnings per share                   $2.60         $2.19         $1.73
Diluted earnings per share                 $2.55         $2.16         $1.72

The above pro forma amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and income tax effect based upon a pro forma effective tax rate of 36% in 2001. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. Commencing in June 2004, the Company may elect to, or be required to, purchase the remaining equity interest of Lucky Brand at an amount equal to its then fair market value, or under certain circumstances at a 20% premium on such value. The Company estimates this payment would be in the range of approximately $32 - 45 million if the purchase occurs in 2004.

On February 12, 1999, the Company acquired 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen women's apparel lines. In the fourth quarter of 1999, the Company purchased an approximately 3.0 percent additional equity interest. In November 2000, the Company increased its equity interest to 97.5 percent. Commencing in February 2004, the Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. The Company estimates this payment would be in the range of approximately $2 - 4 million if the purchase occurs in 2004.

The contingent payments related to the Juicy Couture, Lucky Brand, Mexx, Mexx Canada and Segrets acquisitions will be accounted for as additional purchase price.

NOTE 3: LICENSING COMMITMENTS

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

In August 1999, the Company consummated exclusive license agreements with Kenneth Cole Productions, Inc. ("KCP") to manufacture, design, market and distribute women's apparel products in North America under the trademarks "Kenneth Cole New York," "Reaction Kenneth Cole" and "Unlisted.com." The term of the license agreement is scheduled to expire on December 31, 2004.

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

In July 1998, the Company consummated an exclusive license agreement with Candie's, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using "Candie's" marks and logos. Under the agreement, the Company is obligated to pay royalty equal to a percentage of net sales of the "Candie's(R)" products. The initial term of the license agreement runs through January 31, 2006, with an option to renew for an additional 10-year period if certain sales thresholds are met.

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

The Company also has an additional exclusive license agreement to design, produce, market and sell in the Western Hemisphere a line of women's career and casual sportswear for the "better" market under the trademark City DKNY(R). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed products. The initial term of the license agreement runs through December 31, 2005; the Company does not expect to extend the license upon the expiration of its initial term.

Certain of the above licenses are subject to minimum guarantees totaling $135.8 million and running through 2012; there is no maximum limit on the license fees.


NOTE 4: MARKETABLE SECURITIES

In August 1999, the Company, in conjunction with the consummation of a license agreement with Kenneth Cole Productions, Inc. purchased one million shares of Kenneth Cole Productions, Inc. Class A stock for $29.0 million. In March 2000, a three-for-two stock split increased the number of shares owned by the Company to
1.5 million shares. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 3, 2004 and December 28, 2002, the marketable securities are considered available-for-sale and are recorded at fair market value with unrealized losses net of taxes reported as a component of Accumulated Other Comprehensive Income (Loss).

The following is a summary of available-for-sale marketable securities at January 3, 2004 and December 28, 2002:

                                                                      Gross Unrealized            Estimated
                                                               -------------------------------
January 3, 2004 (in thousands)                      Cost           Gains           Losses         Fair Value
---------------------------------------------------------------------------------------------------------------
Equity securities                                $     29,000    $     14,725     $        --     $     43,725
Other holdings                                          8,785              --           2,096            6,689
                                                 ------------    ------------     -----------     ------------
Total                                            $     37,785    $     14,725     $     2,096     $     50,414
                                                 ============    ============     ===========     ============

                                                                      Gross Unrealized            Estimated
                                                               -------------------------------
December 28, 2002 (in thousands)                    Cost           Gains           Losses         Fair Value
---------------------------------------------------------------------------------------------------------------
Equity securities                                $     29,000    $      2,590     $        --     $     31,590
Other holdings                                          8,689              --           3,471            5,218
                                                 ------------    ------------     -----------     ------------
Total                                            $     37,689    $      2,590     $     3,471     $     36,808
                                                 ============    ============     ===========     ============

For 2003, 2002 and 2001, there were no gross realized gains on sales of available-for-sale securities.


NOTE 5: INVENTORIES, NET

Inventories are summarized as follows:

In thousands                               January 3, 2004    December 28, 2002
--------------------------------------------------------------------------------
Raw materials                                  $    25,922         $    26,069
Work in process                                      6,085               5,824
Finished goods                                     453,175             429,261
                                               -----------         -----------
                                               $   485,182         $   461,154
                                               ===========         ===========


NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

In thousands                               January 3, 2004    December 28, 2002
--------------------------------------------------------------------------------
Land and buildings                             $   140,198         $   140,311
Machinery and equipment                            328,525             313,161
Furniture and fixtures                             145,423             122,815
Leasehold improvements                             282,373             235,859
                                               -----------         -----------
                                                   896,519             812,146
Less: Accumulated depreciation
  and amortization                                 485,778             433,843
                                               -----------         -----------
                                               $   410,741         $   378,303
                                               ===========         ===========

Depreciation and amortization expense of property and equipment was $81.4 million, $70.6 million and $61.9 million for fiscal years 2003, 2002 and 2001, respectively.

NOTE 7: GOODWILL AND INTANGIBLES, NET

The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. As required under SFAS No. 142, the Company completed its transitional impairment tests as of December 29, 2001 and its annual impairment tests as of the first day of the third quarters of each of fiscal 2003 and fiscal 2002. No impairment was recognized at either date.

The following tables disclose the carrying value of all the intangible assets:

                                 Estimated
Dollars in thousands               Lives    January 3, 2004   December 28, 2002
--------------------------------------------------------------------------------
Amortized intangible assets:
Gross Carrying Amount:
   Licensed trademarks          5-15 years      $    42,849        $    42,849
   Merchandising rights           4 years            71,138             73,920
                                                -----------        -----------
     Subtotal                                   $   113,987        $   116,769
                                                -----------        -----------
Accumulated Amortization:
   Licensed trademarks                          $   (13,963)       $   (10,184)
   Merchandising rights                             (45,212)           (42,064)
                                                -----------        -----------
     Subtotal                                   $   (59,175)       $   (52,248)
                                                -----------        -----------
Net:
   Licensed trademarks                          $    28,886        $    32,665
   Merchandising rights                              25,926             31,856
                                                -----------        -----------
Total amortized intangible
  assets, net                                   $    54,812        $    64,521
                                                -----------        -----------

Unamortized intangible assets:
Owned trademarks                                $   189,356        $   162,056
                                                -----------        -----------
Total intangible assets                         $   244,168        $   226,577
                                                ===========        ===========

Intangible amortization expense for 2003, 2002 and 2001 amounted to $20.3 million, $22.8 million and $20.8 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2004                                                 $17.0
2005                                                  10.5
2006                                                   6.0
2007                                                   4.4
2008                                                   2.8

The changes in carrying amount of goodwill for the twelve months ended January 3, 2004 are as follows:

                                                       Wholesale       Wholesale
In thousands                                            Apparel       Non-Apparel        Total
----------------------------------------------------------------------------------------------------
Balance December 28, 2002                             $    469,050    $      9,819    $    478,869
   Acquisition of Juicy Couture*                             6,729              --           6,729
   Acquisition of Enyce*                                   102,089              --         102,089
   Acquisition of Mexx Austria                                  91              --              91
   Reversal of unused purchase accounting reserves          (3,894)           (224)         (4,118)
   Translation difference                                    6,507              --           6,507
   Finalization of preliminary purchase price
     allocation of Ellen Tracy                               2,769              --           2,769
   Additional purchase price of Lucky Brand
     Dungarees                                               3,500              --           3,500
                                                      ------------    ------------    ------------
Balance January 3, 2004                               $    586,841    $      9,595    $    596,436
                                                      ============    ============    ============

* Pending finalization of purchase price allocation.

There is no goodwill related to the Company's retail segment.

The following pro forma information presents the impact on net income and earnings per share had SFAS No. 142 been effective for the twelve months ended December 29, 2001:

                                                                   Fiscal Year Ended
                                                     -----------------------------------------------
                                                       January 3,     December 28,    December 29,
                                                          2004            2002            2001
In thousands except per share data                       Actual          Actual        Pro forma
----------------------------------------------------------------------------------------------------
Net income, as reported                                  $ 279,693       $ 231,165       $ 192,057
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --              --          10,503
                                                         ---------       ---------       ---------
Net income, adjusted                                     $ 279,693       $ 231,165       $ 202,560
                                                         =========       =========       =========

Basic earnings per share, as reported                    $    2.60       $    2.19       $    1.85
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --              --            0.10
                                                         ---------       ---------       ---------
Basic earnings per share, adjusted                       $    2.60       $    2.19       $    1.95
                                                         =========       =========       =========

Diluted earnings per share, as reported                  $    2.55       $    2.16       $    1.83
Discontinued amortization of goodwill and
   intangibles, net of tax                                      --              --            0.10
                                                         ---------       ---------       ---------
Diluted earnings per share, adjusted                     $    2.55       $    2.16       $    1.93
                                                         =========       =========       =========

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands                               January 3, 2004    December 28, 2002
--------------------------------------------------------------------------------
Payroll and bonuses                            $    43,233         $    64,018
Taxes, other than taxes on income                    5,643              12,210
Employee benefits                                   56,223              45,296
Advertising                                         28,561              25,049
Restructuring reserve                                1,969              11,377
Accrued interest                                    11,551               9,582
Mark-to-market liability                            14,973               4,369
Deferred royalty income                              4,869                  --
Additional purchase price payments                      --              42,214
Other                                               84,264              69,343
                                               -----------         -----------
                                               $   251,286         $   283,458
                                               ===========         ===========


NOTE 9: INCOME TAXES

The provisions for income taxes are as follows:

                                                                           Fiscal Year Ended
                                               --------------------------------------------------------------------------
In thousands                                     January 3, 2004           December 28, 2002         December 29, 2001
---------------------------------------------- --------------------------------------------------------------------------
Current:
   Federal                                            $   104,102               $   107,157               $    89,237
   Foreign                                                 27,940                    18,663                    10,131
   State & local                                           15,345                    15,600                    10,800
                                                      -----------               -----------               -----------
Total Current                                         $   147,387               $   141,420               $   110,168
Deferred:
   Federal                                            $    16,064               $    (7,644)              $    10,899
   Foreign                                                 (7,760)                   (4,304)                  (14,155)
   State & local                                            3,007                     1,809                     1,120
                                                      -----------               -----------               -----------
Total Deferred                                             11,311                   (10,139)                   (2,136)
                                                      -----------               -----------               -----------
                                                      $   158,698               $   131,281               $   108,032
                                                      ===========               ===========               ===========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude approximately $8,610,000 in 2003, $5,916,000 in 2002 and $4,511,000 in 2001 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax liability from the Company's acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx for the year ended December 29, 2001.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                       Fiscal Year Ended
                                               --------------------- ---------------------- ----------------------
                                                 January 3, 2004       December 28, 2002      December 29, 2001
---------------------------------------------- --------------------- ---------------------- ----------------------
Federal tax provision at statutory rate                   35.0%                 35.0%                  35.0%
State and local income taxes, net of federal
   benefit                                                 2.3                   2.8                    2.3
Other-net                                                 (1.1)                 (1.6)                  (1.3)
                                                        ------                ------                 ------
                                                          36.2%                 36.2%                  36.0%
                                                        ======                ======                 ======

The components of net deferred taxes arising from temporary differences as of January 3, 2004 and December 28, 2002 are as follows:

                                              January 3, 2004                    December 28, 2002
                                    -------------------------------------------------------------------------
In thousands                           Deferred Tax     Deferred Tax       Deferred Tax      Deferred Tax
                                          Asset           Liability            Asset           Liability
-------------------------------------------------------------------------------------------------------------
Inventory valuation                      $   4,050        $      --          $   8,356         $      --
Restructuring charge                         7,411               --             10,854                --
Deferred compensation                           --          (13,442)                --           (10,414)
Nondeductible accruals                       9,051               --             13,110                --
Amortization of intangibles                     --           22,410                 --             8,576
Unrealized investment losses                 6,332            5,331              4,545               933
Net operating loss carryforwards            17,984               --             16,924                --
Valuation allowance                         (9,930)              --             (7,153)               --
Depreciation                               --                23,941             --                34,293
Other-net                                   10,858            5,621               (759)              321
                                         ---------        ---------          ---------         ---------
                                         $  45,756        $  43,861          $  45,877         $  33,709
                                         =========        =========          =========         =========

As of January 3, 2004, Mexx had net operating loss carryforwards of approximately $48,160,000 (that begins to expire in 2005), available to reduce future foreign taxable income. A deferred tax asset has been established; however, a valuation allowance of $8,802,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments. The valuation allowance increased $2.8 million from the prior year, as management now believes that it is more likely than not that certain deferred tax assets will not be used to reduce future tax payments.

As of December 28, 2002, Mexx had net operating loss carryforwards of approximately $45,162,000 (that begins to expire in 2005), available to reduce future foreign taxable income. A deferred tax asset had been established; however, a valuation allowance of $6,035,000 had reduced the deferred tax assets because it was more likely than not that certain of these assets would not be used to reduce future tax payments. The valuation allowance increased $0.2 million from the prior year, as management believed that it was more likely than not that certain deferred tax assets would not be used to reduce future tax payments.

As of January 3, 2004, a state net operating loss was recorded and a full valuation allowance was established in the amount of $1,128,000. For December 28, 2002, the corresponding amount was $1,116,000.

The Company has provided Federal income taxes on unremitted earnings from its international subsidiaries that may be remitted back to the United States. Federal income taxes were not provided on unremitted earnings expected to be permanently reinvested internationally of approximately $11.2 million.

NOTE 10: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through 2023. Rental expense for 2003, 2002 and 2001 was approximately $146,348,000, $124,610,000 and $100,748,000, respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

At January 3, 2004, the minimum aggregate rental commitments are as follows:

                  (In thousands)                             (In thousands)
  Fiscal Year      Operating Leases          Fiscal Year      Operating Leases
-------------------------------------------------------------------------------
    2004            $141,542                    2007           $105,535
    2005             129,122                    2008             98,070
    2006             118,468                 Thereafter         363,172

Certain rental commitments have renewal options extending through the fiscal year 2031. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels.

At January 3, 2004 and December 28, 2002, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $614,840,000 and $594,024,000, respectively.

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. Federated Department Stores, May Department Stores and Dillard's Department Stores accounted for approximately 15%, 10% and 9%, respectively, of wholesale net sales in 2003; 16%, 12% and 11%, respectively, of wholesale net sales in 2002; and 17%, 13% and 11%, respectively, of wholesale net sales in 2001. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 3, 2004.

In the United States and Canada, the Company is bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (UNITE) and agreements with various related locals which expire at various dates through the period December 2004 through May 2006. These agreements cover approximately 1,550 of the Company's full-time employees. Most of the UNITE-represented employees are employed in warehouse and distribution facilities the Company operates in California, New Jersey, Ohio, Pennsylvania and Rhode Island. In addition, the Company is bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 235 of its full-time employees at its Santa Fe Springs, California facility and expiring on May 14, 2005.

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

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)", which was revised in December 2003 ("FIN 46") (see Note 22 of Notes to Consolidated Financial Statements). The third-party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

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

On October 21, 2002, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. At December 28, 2002, the Company had no commercial paper outstanding and $12.6 million of borrowings denominated in Euro at an interest rate of 3.6%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility (collectively, the "Agreement"). The aforementioned bank facility replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and Euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At January 3, 2004, the Company had no debt outstanding under the Agreement.

As of January 3, 2004 and December 28, 2002, the Company had lines of credit aggregating $487 million and $469 million, respectively, which were primarily available to cover trade letters of credit. At January 3, 2004 and December 28, 2002, the Company had outstanding trade letters of credit of $254 million and $291 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $76.1 million (based on the exchange rates as of January 3, 2004). As of January 3, 2004, a total of $18.9 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in 2004 and will be refinanced under existing credit lines.


NOTE 12: DERIVATIVE INSTRUMENTS

At January 3, 2004, the Company had various Euro currency collars outstanding with a net notional amount of $42 million, maturing through July 2004 with values ranging between 1.05 and 1.14 U.S. dollar per Euro as compared to $80 million in collars and average rate options at December 28, 2002. The Company also had forward contracts maturing through December 2004 to sell 58 million Euro for $64 million and 16 million Canadian dollars for $12 million. The notional value of the foreign exchange forward contracts was approximately $76 million at January 3, 2004, as compared with approximately $61 million at December 28, 2002. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $11.8 million at January 3, 2004 and approximately $5.2 million at December 28, 2002. The ineffective portion of these contracts was not material and was expensed in the current year.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated Other Comprehensive Income (Loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended January 3, 2004.


NOTE 13: RESTRUCTURING CHARGES

In December 2002, the Company recorded a net pretax restructuring charge of $7.1 million, representing a charge of $9.9 million in connection with the closure of all 22 domestic LIZ CLAIBORNE brand specialty stores, offset by $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which LIZ CLAIBORNE products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million). In December 2003, the company recorded a net pretax restructuring gain of $672,000, representing the reversal of amounts provided in December 2002 no longer required. The remaining balance of the 2002 restructuring liability as of January 3, 2004 was $2.0 million related to remaining lease obligations, all of which is expected to be paid out in cash.

In December 2001, the Company recorded a net pretax restructuring charge of $15.1 million, representing a charge of $19.0 million, which consisted of approximately $4.6 million for the closure of seven Specialty Retail stores, due to a shift to a vertical format for one of the Company's brands which requires positioning in different locations and the elimination of its large "world" store concept, and five Outlet stores, due to the elimination of two of its branded store formats; $3.5 million for the closure of four of its division offices; $3.3 million associated with the strategic closure of two specific facilities and $7.6 million in severance related costs associated with the elimination of approximately 600 jobs, offset by the $3.9 million deemed no longer necessary of the Company's previous restructuring liability originally recorded in December 2000. The remaining balance of the restructuring liability as of December 29, 2001 was $15.7 million. These activities were substantially complete as of December 28, 2002.

A summary of the changes in the restructuring reserves is as follows:

                                                                               Estimated
                                                            Operating and   Occupancy Costs
                                          Store Closure    Administrative   and Asset Write
In millions                                   Costs          Exit Costs          Downs             Total
---------------------------------------------------------------------------------------------------------------
Balance at December 30, 2000                   $  5.5            $ 11.4           $  2.6            $ 19.5

   2001 provision                                 4.6               7.6              6.8              19.0
   2001 spending                                 (2.1)             (9.7)            (7.1)            (18.9)
   2001 reserve reduction                        (2.4)             (1.5)              --              (3.9)
                                               ------            ------           ------            ------
Balance at December 29, 2001                   $  5.6            $  7.8           $  2.3            $ 15.7
                                               ------            ------           ------            ------

   2002 provision                                 9.9                --               --               9.9
   Reclassification                              (2.1)               --              2.1                --
   2002 spending                                 (3.5)             (6.3)            (1.6)            (11.4)
   2002 reserve reduction                        (2.1)             (0.4)            (0.3)             (2.8)
                                               ------            ------           ------            ------
Balance at December 28, 2002                   $  7.8            $  1.1           $  2.5            $ 11.4
                                               ------            ------           ------            ------

   2003 spending                                 (5.3)             (0.9)            (2.5)             (8.7)
   2003 reserve reduction                        (0.7)               --               --              (0.7)
                                               ------            ------           ------            ------
Balance at January 3, 2004                     $  1.8            $  0.2           $  0.0            $  2.0
                                               ======            ======           ======            ======


NOTE 14: OTHER (EXPENSE) - NET

Other (expense) - net consists of the following:

                                          Fiscal Year Ended
                       ----------------- ------------------- -------------------
In thousands            January 3, 2004   December 28, 2002   December 29, 2001
---------------------- ----------------- ------------------- -------------------
Minority interest            $ (2,418)         $ (3,789)           $ (3,645)
Other                             528             1,471                 134
                             --------          --------            --------
                             $ (1,890)         $ (2,318)           $ (3,511)
                             ========          ========            ========

NOTE 15: STOCK PLANS

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

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2000 Plan. At January 3, 2004, there were available for future grant 1,731,000 shares under the 2000 Plan. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2002 Plan. As of January 3, 2004 there were available for future grant 6,981,069 shares under the 2002 Plan. The 2002 plan expires in 2012.

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

Changes in common shares under option for the three fiscal years in the period ended January 3, 2004 are summarized as follows:

                                               2003                           2002                         2001
                                   ----------------------------- ----------------------------- --------------------------------
                                     Shares     Weighted Average    Shares    Weighted Average   Shares     Weighted Average
                                                 Exercise Price                Exercise Price                Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Beginning of year                    8,707,357       $ 23.00       7,584,482       $ 20.10       7,228,550       $ 18.23
Granted                              3,364,981         28.56       3,266,175         26.21       3,851,000         22.08
Exercised                           (2,283,668)        20.28      (1,784,524)        18.25      (2,363,076)        18.20
Cancelled                             (605,288)        25.45        (358,776)        22.25      (1,131,992)        18.90
                                   -----------       -------     -----------       -------     -----------       -------
End of year                          9,183,382       $ 25.55       8,707,357       $ 23.00       7,584,482       $ 20.10
                                   ===========       =======     ===========       =======     ===========       =======
Exercisable at end of year           2,291,063       $ 22.18       1,657,582       $ 19.95       1,179,594       $ 18.73
                                   ===========       =======     ===========       =======     ===========       =======
Weighted average fair value of
  options granted during the year                    $ 10.44                       $  9.50                       $  9.49

The following table summarizes information about options outstanding at January 3, 2004:

                                            Options Outstanding                                 Options Exercisable
                        ------------------------------------------------------------ -------------------------------------------
       Range of           Outstanding at    Weighted Average       Weighted Average   Exercisable at       Weighted Average
                                          Remaining Contractual
    Exercise Prices        Jan. 3, 2004           Life              Exercise Price     Jan. 3, 2004         Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
   $13.44 - $ 22.50           2,969,340         6.4 years               $ 21.31          1,606,690              $ 20.39
    22.51 -   27.50           2,772,811         8.0 years                 25.90            615,248                25.79
    27.51 -   37.15           3,441,231         9.1 years                 28.94             69,125                31.60
   $13.44 - $ 37.15           9,183,382         7.9 years               $ 25.55          2,291,063              $ 22.18

In January 2001, May 2001 and March 2003, the committee granted a total of 116,966 shares of restricted stock issued under the 2000 Plan. As of January 3, 2004, 104,966 of these shares remained outstanding. In January 2004, the committee granted an additional 54,000 shares under the 2000 Plan. These shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20% on each of the third, fourth and fifth grant date anniversary, and the remaining 40% on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In January 2001, the committee authorized the grant of 1,034,000 shares of common stock to a group of key executives. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 2001 through December 31, 2003, the expiration of the restrictions on 100% of such shares was accelerated as of December 31, 2003. During 2003, the Company recorded a charge to operating income of approximately $4 million as compensation expense to reflect such accelerations.

In 1998, the committee granted 733,300 shares of common stock to a group of key executives. As of January 3, 2004, 67,012 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire on July 6, 2007. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80% of such shares was accelerated as of March 1, 2001. During the first quarter of 2001, the Company recorded a charge to operating income of approximately $5 million as compensation expense to reflect such accelerations. The shares that did not vest on an accelerated basis remain restricted; the expiration of restrictions may be accelerated if the total return of the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation on such unvested shares is being amortized over a period equal to the anticipated vesting period.

In November 2003, pursuant to the terms of his amended employment agreement, the Company issued to the CEO (a) 48,892 restricted shares, which shares vest in full on the first anniversary of grant, (b) performance shares with a three year performance cycle of 2003-2005 and with the actual number of shares to be paid out at the end of such cycle based upon the Company's achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from 0 shares to 405,288 shares; and (c) options to acquire 33,481 shares of Common Stock.

The Company's outside directors' stock ownership plan provides non-employee directors, as part of their annual retainer, shares of common stock with a value of $15,000 on the first business day of each fiscal year. Effective January
2004, the Company's outside directors' stock ownership plan will provide non-employee directors, as part of their annual retainer, shares of common stock with a value of $75,000 on January 10 of each fiscal year. The shares so issued are nontransferable for a period of three years following the grant date, subject to certain exceptions. In 2003, 4,219 shares of common stock were issued under this plan. This plan also provides each non-employee director a grant of options to purchase 2,000 shares of common stock on the first business day of each fiscal year; effective January 2004, such options will no longer be granted to non-employee directors. Not more than one half of one percent (0.50%) of the shares of common stock outstanding from time to time may be issued under the plan, which will expire in 2006. Additionally, effective July 2000, each non-employee director is entitled to receive on the first business day of each fiscal year a grant of options to purchase 4,000 shares under the 2000 Plan; effective January 2004, such options will no longer be granted to non-employee directors.

In January 2004, the committee authorized the grant of 710,000 shares of common stock to a group of key executives. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2010. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.


NOTE 16: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan (the "401(k)/Profit Sharing Plan") for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code and a profit sharing portion. To be eligible to participate in either portion of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. As of January 1, 2002, full-time employees may begin to make pre-tax contributions and receive employer matching contributions to the 401(k) portion of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1,000 hours of service. To be eligible for the profit sharing component, an employee must have 12 months and 1,000 hours of service and a participant must be credited with 1,000 hours of service during, and be employed by the Company or one of its affiliates on the last day of, the calendar year to share in the profit sharing contribution for that year.

Company 401(k) matching contributions vest (i.e., become non-forfeitable) on a schedule of 20% for the first two years of elapsed service with the Company and its affiliates and 20% for each year of service thereafter. Profit sharing contributions, if any, are made annually at the discretion of the Board of Directors, and vest 100% after five years of elapsed service.

Under the 401(k) portion of the 401(k)/Profit Sharing Plan, participants may, subject to applicable IRS limitations, contribute from 1% to 15% (effective January 1, 2003, 1% to 50%) of their salaries on a pretax basis; the 401(k)/Profit Sharing Plan provides for automatic enrollment at a contribution rate of 3% when an eligible employee first becomes entitled to participate in the 401(k) portion of the 401(k)/Profit Sharing Plan, unless the employee elects otherwise. Participants' pretax contributions are matched at the rate of $0.50 for each dollar contributed by the participant that does not exceed 6% of eligible compensation.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense for 2003, 2002 and 2001, which is included in Selling, general & administrative expenses, was approximately $9,106,000, $9,789,000 and $7,731,000, respectively.

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain highly compensated employees to defer up to 15% (effective January 1, 2003, up to 50%) of their base salary and up to 100% of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable "rabbi" trust to which the Company plans to make contributions to provide a source of funds to assist in meeting its obligations under the plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors. The Company's expenses related to these plans, which are included in Selling, general & administrative expenses, were approximately $36,000, $502,000 and $13,000 in 2003, 2002 and 2001, respectively.

The Company has established for a senior executive an unfunded deferred compensation arrangement which accrues over a ten-year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15% of the sum of the senior executive's base salary and bonus. The then accrued amount plus earnings will become fully vested at the end of the 2004 fiscal year. Amounts credited in 2005 and 2006 become fully vested on December 31, 2006, provided the senior executive is the Chairman of the Board and Chief Executive Officer of the Company on such date. This arrangement also provides for the deferral of an amount equal to the portion of the executive's base salary that exceeds $1 million. The deferred amount plus earnings will be fully vested at all times.


NOTE 17: STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock (20% or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50% or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008, and do not have voting rights, may be amended by the Company's Board of Directors and redeemed by the Company at $0.01 per right at any time before any person or group becomes an Acquiring Person.


NOTE 18: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings per Share."

                                                                               Fiscal Year Ended
                                                        --------------------- --------------------- ---------------------
In thousands                                              January 3, 2004      December 28, 2002     December 29, 2001
------------------------------------------------------- --------------------- --------------------- ---------------------
Net income                                                    $ 279,693             $ 231,165             $ 192,057
Weighted average common shares outstanding                      107,451               105,592               103,994
Effect of dilutive securities:
   Stock options and restricted stock grants                      2,168                 1,604                 1,057
Weighted average common shares and common share
   equivalents                                                  109,619               107,196               105,051


NOTE 19: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 2003, 2002 and 2001, the Company made income tax payments of approximately $153,683,000, $109,536,000 and $83,851,000, respectively. The
Company made interest payments of approximately $27,808,000, $23,939,000 and $15,093,000 in 2003, 2002 and 2001, respectively. There were no other non-cash activities in the twelve months ended January 3, 2004. Other non-cash activities in the twelve months ended December 28, 2002 include the reclassification of $15.0 million from Other Non-Current Liabilities to Accrued expenses and a $27.2 million liability included in Accrued expenses associated with a future payment related to the Lucky Brand and Mexx Canada acquisitions.

NOTE 20: SEGMENT REPORTING

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

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2003 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                                              January 3, 2004
                                          -----------------------------------------------------------------------------------------
                                              Wholesale         Wholesale                          Corporate/
In thousands                                   Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  2,985,497      $    558,642      $    838,395      $   (141,419)    $  4,241,115
  Intercompany sales                             (151,238)          (20,669)               --           171,907               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,834,259      $    537,973      $    838,395      $     30,488     $  4,241,115
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     69,324      $      6,369      $     28,028      $      1,260     $    104,981

OPERATING INCOME:
  Total operating income (loss)              $    349,137      $     68,884      $     90,829      $    (38,060)    $    470,790
  Intercompany segment operating
    (income) loss                                 (46,699)          (12,015)               --            58,714               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income from
       external customers                    $    302,438      $     56,869      $     90,829      $     20,654     $    470,790
                                             ============      ============      ============      ============     ============

Segment assets                               $  2,006,673      $    170,315      $    524,721      $    186,390     $  2,888,099
Expenditures for long-lived assets                183,053             2,243            46,948                --          232,244

                                                                             December 28, 2002
                                          -----------------------------------------------------------------------------------------
                                              Wholesale         Wholesale                          Corporate/
In thousands                                   Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  2,660,287      $    511,622      $    718,642      $   (173,048)    $  3,717,503
  Intercompany sales                             (168,452)          (25,450)               --           193,902               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,491,835      $    486,172      $    718,642      $     20,854     $  3,717,503
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     68,526      $      5,745      $     20,757      $      1,367     $     96,395

OPERATING INCOME:
  Total operating income (loss)              $    323,179      $     47,148      $     60,680      $    (41,119)    $    389,888
  Intercompany segment operating
    (income) loss                                 (39,331)          (13,041)               --            52,372               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income from
       external customers                    $    283,848      $     34,107      $     60,680      $     11,253     $    389,888
                                             ============      ============      ============      ============     ============

Segment assets                               $  1,477,053      $    176,728      $    430,201      $    460,605     $  2,544,587
Expenditures for long-lived assets                238,687               960            51,268                --          290,915

                                                                             December 29, 2001
                                          -----------------------------------------------------------------------------------------
                                              Wholesale         Wholesale                          Corporate/
In thousands                                   Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  2,532,927      $    496,080      $    615,714      $   (196,199)    $  3,448,522
  Intercompany sales                             (190,310)          (22,518)               --           212,828               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,342,617      $    473,562      $    615,714      $     16,629     $  3,448,522
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     70,318      $      6,795      $     20,476      $      3,902     $    101,491

OPERATING INCOME:
  Total operating income (loss)              $    287,760      $     46,150      $     69,284      $    (71,477)    $    331,717
  Intercompany segment operating
    (income) loss                                 (49,347)          (12,526)               --            61,873               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income (loss) from
       external customers                    $    238,413      $     33,624      $     69,284      $     (9,604)    $    331,717
                                             ============      ============      ============      ============     ============

Segment assets                               $  1,512,923      $    166,721      $    358,677      $    189,339     $  2,227,660
Expenditures for long-lived assets                144,998             3,473           126,484                --          274,955

In the "Corporate/Eliminations" column of each period presented, the segment assets consist primarily of corporate buildings, machinery and equipment and licenses and trademarks purchased by the Company. The segment operating loss consists primarily of the elimination of the profit transfer from the Retail segment to the wholesale segments, and, in 2001, $15,050,000 of restructuring charges.

                                               January 3, 2004             December 28, 2002              December 29, 2001
                                       ---------------------------------------------------------------------------------------------
In thousands                             Domestic     International     Domestic     International     Domestic     International
------------------------------------------------------------------------------------------------------------------------------------
Sales from external customers           $  3,304,614   $    936,501    $  3,037,325   $    680,178    $  3,031,318   $    417,204
Depreciation and amortization expense         82,486         22,495          82,629         13,766          87,498         13,993
Segment operating income                     382,542         88,248         336,056         53,832         290,357         41,360
Segment assets                             2,102,806        785,293       1,925,216        647,332       1,746,660        481,000
Expenditures for long-lived assets           186,743         45,501         235,827         55,088          46,420        228,535

A reconciliation to adjust segment assets to consolidated assets follows:

In thousands                                     January 3, 2004       December 28, 2002      December 29, 2001
---------------------------------------------- --------------------- ---------------------- ----------------------
Total segment assets                                  $ 2,888,099           $ 2,544,587            $ 2,227,660
Intercompany receivables                                  (25,004)              (16,067)               (18,200)
Investments in wholly-owned subsidiaries                 (249,473)             (249,473)              (298,128)
Other                                                      (6,623)              (10,690)                39,923
                                                      -----------           -----------            -----------
Total consolidated assets                             $ 2,606,999           $ 2,268,357            $ 1,951,255
                                                      ===========           ===========            ===========


NOTE 21: OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is comprised the effects of foreign currency translation and changes in unrealized gains and losses on securities as detailed below:

In thousands                                January 3, 2004   December 28, 2002
------------------------------------------ ----------------- -------------------
Foreign currency translation (loss)            $   (48,192)      $   (21,644)
(Losses) on cash flow hedging derivatives          (10,071)           (6,109)
Unrealized gains (losses) on securities              8,056              (564)
                                               -----------       -----------
Accumulated other comprehensive (loss),
      net of tax                               $   (50,207)      $   (28,317)
                                               ===========       ===========

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.

The following table contains the components of the adjustment to unrealized (losses) on available-for-sale securities included in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

In thousands                                     January 3, 2004       December 28, 2002      December 29, 2001
---------------------------------------------- --------------------- ---------------------- ----------------------
   Unrealized holding gain (loss) on                  $     8,620           $     2,384            $    (2,368)
     available-for-sale securities, net of tax

NOTE 22: RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)," which was revised in December 2003 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The counterparty to the synthetic lease does not meet the definition of a variable interest entity in FIN 46, therefore, the adoption of FIN 46 did not have a material impact on the Company's financial statements.

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

NOTE 23: RELATED PARTY TRANSACTIONS

During 2003, the Company shipped goods to the specialty retailer Barneys New York, Inc. ("Barneys"), of which Howard Socol (a Director of the Company) is the Chairman, President and CEO. The net sales to Barneys in 2003 amounted to approximately $1.2 million. The amount represents approximately 0.3% of such company's 2003 revenue.

During 2003, 2002 and 2001, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $2.35 million, $1.52 million and $872,000, respectively, for fees incurred in connection with legal services provided to the Company. The 2003 amount represents approximately 1% of such firm's 2003 fee revenue.

The foregoing transactions between the Company and these entities were effected on an arm's-length basis, with services provided at fair market value.

During 2003, 2002 and 2001, the Company leased a certain office facility from Amex Property B.V. ("Amex"), a company whose principal owner is Rattan Chadha, President and Chief Executive Officer of Mexx, under a 20-year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2003 and 2002 and for the period of May 23, 2001 through December 29, 2001 was 614,000, 628,000 and 365,000 Euros, respectively (or $696,000, $594,000 and $324,000, respectively, based on the exchange rates in effect during such periods).

During 2003 and 2002, the Company leased a factory outlet and warehouse as well as an office and inventory liquidation center from RAKOTTA HOLDINGS Inc. ("RAKOTTA"), a company whose principal owner is Joseph Nezri, President of MEXX Canada Inc., under two lease agreements expiring January 30, 2006. The rent paid to RAKOTTA during fiscal year 2003 and for the period July 9, 2002 through December 28, 2002 was approximately 762,000 and 452,000 Canadian dollars, respectively (or $544,000 and $289,000, respectively, based on the exchange rates in effect during such periods).

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

NOTE 25: UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2003 and 2002 is set forth in the table below:

In thousands except                      March                June                 September                December
                                 --------------------------------------------------------------------------------------------------
per share data                      2003      2002       2003      2002         2003       2002         2003          2002
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                        $1,075,599 $ 892,893  $ 959,417 $ 789,517   $1,174,192 $1,041,200   $1,031,907     $ 993,893
Gross profit                        455,769   366,098    425,775   352,631      519,889    457,642      488,358       443,264
Net income                           64,132    50,913     44,616    38,804       97,879     83,490       73,066 (1)    57,958 (2)
Basic earnings per share         $      .60 $     .49  $     .42 $     .37   $      .91 $      .79   $      .67 (1) $     .55 (2)
Diluted earnings per share       $      .59 $     .48  $     .41 $     .36   $      .89 $      .78   $      .66 (1) $     .54 (2)

Dividends paid per common share  $      .06 $     .06  $     .06 $     .06   $      .06 $      .06   $      .06     $     .06

(1) Includes the after tax effect of a restructuring gain of $429 ($672 pretax) or $.004 per share.
(2) Includes the after tax effect of a restructuring charge of $4,547 ($7,130 pretax) or $.04 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries


                Column A                 Column B                    Column C                      Column D            Column E

                                                                     Additions
                                                       --------------------------------------
(In thousands)                          Balance at       (1) Charged      (2) Charged to
                                         Beginning      to Costs and     Other Accounts -        Deductions -         Balance at
Description                              of Period        Expenses           Describe              Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 3, 2004

Accounts Receivable - allowance for
  doubtful accounts                       $   3,777         $     150       $      --             $   1,074  (A)        $   2,853
                                          ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                     $  11,377         $      --       $    (672)(C)         $   8,736  (B)        $   1,969
                                          ---------         ---------       ---------             ---------             ---------


YEAR ENDED DECEMBER 28, 2002

Accounts Receivable - allowance for
  doubtful accounts                       $   4,173         $     917       $      --             $   1,313  (A)        $   3,777
                                          ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                     $15,748           $   9,942       $  (2,812)(C)         $  11,501  (B)        $  11,377
                                          -------           ---------       ---------             ---------             ---------


YEAR ENDED DECEMBER 29, 2001

Accounts Receivable - allowance for
  doubtful accounts                       $   2,695         $   2,391       $      --             $     913  (A)        $   4,173
                                          ---------         ---------       ---------             ---------             ---------

Restructuring Reserve                     $  19,438         $  18,950       $  (3,900)(C)         $  18,740  (B)        $  15,748
                                          ---------         ---------       ---------             ---------             ---------

Notes:

(A)  Uncollectible accounts written off, less recoveries.

(B) Charges to the restructuring reserve are for the purposes for which the reserve was created.

(C) This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.

                               INDEX TO EXHIBITS


Exhibit
No.             Description
---             -----------

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

10(b)         - Lease,  dated as of  January  1, 1990 (the  "1441  Lease"),  for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b)(i)      - First  Amendment:  Lease Extension and  Modification  Agreement,
                dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(ii)     - Second  Amendment to Lease,  dated as of September  19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(iii)    - Third Amendment to Lease, dated as of September 24, 1999, to the
                1441 Lease (incorporated  herein by reference from Exhibit 10(k)
                (i) to the 1999 Annual Report).

10(b)(iv)     - Fourth Amendment to Lease,  effective as of July 1, 2000, to the
                1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the 2002 Annual Report).

Exhibit
No.             Description
---             -----------

10(b)(v)*     - Fifth Amendment to Lease.

10(c)+*       - National Collective Bargaining Agreement,  made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (UNITE) for the period June 1, 2003 through May 31, 2006.

10(d)+*       - Description  of  Liz  Claiborne,  Inc.  2003  Salaried  Employee
                Incentive Bonus Plan.

10(e)+        - The Liz  Claiborne  401(k)  Savings and Profit  Sharing Plan, as
                amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+*    - First  Amendment to the Liz Claiborne  401(k) Savings and Profit
                Sharing Plan.

10(e)(ii)+*   - Second  Amendment to the Liz Claiborne 401(k) Savings and Profit
                Sharing Plan.

10(e)(iii)+*  - Third  Amendment to the Liz Claiborne  401(k) Savings and Profit
                Sharing Plan.

10(e)(iv)+*   - Trust  Agreement  dated  as  of  October  1,  2003  between  Liz
                Claiborne, Inc. and Fidelity Management Trust Company.

10(f)+        - Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991
                Stock  Ownership  Plan  (the  "Outside  Directors'  1991  Plan")
                (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(f)(i)+*    - Amendment to the Outside  Directors'  1991 Plan, effective as of
                December 18, 2003.

10(f)(ii)+    - Form of Option Agreement under the Outside  Directors' 1991 Plan
                (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(g)+        - Liz Claiborne,  Inc. 1992 Stock Incentive Plan (the "1992 Plan")
                (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(g)(i)+     - Form of Restricted  Career Share  Agreement  under the 1992 Plan
                (incorporated herein by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+    - Form of Restricted Transformation Share Agreement under the 1992
                Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

10(h)+        - Liz Claiborne,  Inc. 2000 Stock Incentive Plan (the "2000 Plan")
                (incorporated   herein  by   reference   from  Exhibit  4(e)  to
                Registrant's Form S-8 dated as of January 25, 2001).

10(h)(i)+*    - Amendment 1 to the 2000 Plan.

10(h)(ii)+    - Form  of   Option   Grant   Certificate   under  the  2000  Plan
                (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(h)(iii)+   - Form of Executive Team  Leadership  Restricted  Share  Agreement
                under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan")(incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"]).

10(h)(iv)+    - Form of Restricted Key Associates  Performance  Shares Agreement
                under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(i)+        - Liz Claiborne,  Inc. 2002 Stock Incentive Plan (the "2002 Plan")
                (incorporated herein by reference from Exhibit 10(y)(i) to Registrant's Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).

10(i)(i)+     - Amendment  No.  1 to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+*   - Amendment 2 to the 2002 Plan.

10(i)(iii)+*  - Amendment 3 to the 2002 Plan.

10(i)(iv)+    - Form  of   Option   Grant   Certificate   under  the  2002  Plan
                (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+*    - Form of Restricted  Share  Agreement for "Growth" Shares program under the 2002 Plan.

10(j)+        - Description of Supplemental  Life Insurance Plans  (incorporated herein  by  reference  from  Exhibit  10(q) to the  2000  Annual
                Report).

10(k)+        - Amended and Restated  Liz  Claiborne  ss.162(m)  Cash Bonus Plan
                (incorporated   herein  by   reference   from  Exhibit  10.1  to
                Registrant's Form 10Q filed August 15, 2003).

10(l)+        - Liz  Claiborne,  Inc.  Supplemental  Executive  Retirement  Plan
                effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan.

10(l)(i)+     - Trust  Agreement  dated  as of  January  1,  2002,  between  Liz
                Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)+        - Employment  Agreement  dated as of  November  3,  2003,  between
                Registrant and Paul R. Charron (the "Charron Agreement") (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 5, 2003 [the "November 5, 2003 Form 8-K"]).

10(m)(i)+     - The Liz Claiborne  Retirement  Income  Accumulation Plan for the
                benefit of Mr. Charron [the "Accumulation Plan"]), dated as of September 19, 1996 (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(m)(ii)+    - Amendment  to the  Accumulation  Plan,  dated  January  3,  2002
                (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(m)(iii)+   - Amendment  No.  2 to  the  Accumulation  Plan,  effective  as of
                November 3, 2003 (incorporated  herein by reference from Exhibit
                10.2 to the November 5, 2003 Form 8-K ).

10(m)(iv)+    - Change of  Control  Agreement,  between  Registrant  and Paul R.
                Charron (incorporated herein by reference from Exhibit (v)(iii) to the 2000 Annual Report).

10(m)(v)+     - First Amendment to the Executive  Termination Benefits Agreement
                (Change of Control Agreement) between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+    - Stock Option Certificate,  dated November 3, 2003 issued to Paul
                R. Charron under Registrant's 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(vii)+   - Restricted  Share  Agreement  under the 2000  Plan,  dated as of
                November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(viii)+  - Performance  Share  Agreement  under the 2002 Plan,  dated as of
                November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.6 to the November 5, 2003 Form 8-K).

10(n)+        - Change of Control  Agreement,  between  Registrant and Angela J.
                Ahrendts.

10(o)+        - Change of Control  Agreement,  between  Registrant  and Trudy F.
                Sullivan.

10(p)         - Three Year Revolving Credit  Agreement,  dated as of October 21,
                2002, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent) (incorporated herein by reference from Exhibit 10(z)(i) to Registrant's October 21, 2002 Quarterly Report on Form 10-Q for the period ended September 28, 2002 [the "3rd Quarter 2002 10-Q"]).



+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.

Exhibit
No.             Description
---             -----------

10(q)*        - 364-Day  Revolving  Credit  Agreement,  dated as of October  17,
                2003, among Registrant, various lending parties and JPMorgan Chase Bank (as administrative agent).

21*           - List of Registrant's Subsidiaries.

23*           - Consent of Independent Public Accountants.

31(a)*        - Rule 13a-14(a)  Certification of Chief Executive  Officer of the
                Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*        - Rule 13a-14(a)  Certification of Chief Financial  Officer of the
                Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#       - Certification  of Chief  Executive  Officer  of the  Company  in
                accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#       - Certification  of Chief  Financial  Officer  of the  Company  in
                accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*           - Undertakings.




+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
*    Filed herewith.
# A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.