Form 10-Q
period 2004-04-03
CLAIBORNE LIZ INC
filed 2004-05-13
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 3, 2004
                                  ----------------------------------------------

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

          Delaware                                             13-2842791
-----------------------------                            -----------------------
      (State or other                                      (I.R.S. Employer
      jurisdiction of                                     Identification No.)
      incorporation)


       1441 Broadway, New York, New York                         10018
-------------------------------------------------        -----------------------
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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 5, 2004 was 110,941,965.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  APRIL 3, 2004

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of a April 3, 2004,
                January 3, 2004 and April 5, 2003...........................  3

          Condensed Consolidated Statements of Income for the Three Month
                Periods Ended April 3, 2004 and April 5, 2003...............  4

          Condensed Consolidated Statements of Cash Flows for the Three
                Month Periods Ended April 3, 2004 and April 5, 2003.........  5

          Notes to Condensed Consolidated Financial Statements..............  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................... 21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 36

Item 4.   Controls and Procedures........................................... 37

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 37

Item 5.   Other Information................................................. 38

Item 6.   Exhibits and Reports on Form 8-K.................................. 39

SIGNATURES    .............................................................. 40

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                       (Unaudited)                     (Unaudited)
                                                                         April 3,       January 3,       April 5,
                                                                           2004            2004            2003
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    181,344    $    293,503    $     44,057
      Marketable securities                                                 58,727          50,414          38,688
      Accounts receivable - trade, net                                     596,790         390,802         555,200
      Inventories, net                                                     501,982         485,182         452,285
      Deferred income taxes                                                 44,531          45,756          44,595
      Other current assets                                                  94,174          82,744          72,519
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,477,548       1,348,401       1,207,344
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            414,316         410,741         383,736
   Goodwill - Net                                                          567,920         596,436         478,565
   Intangibles - Net                                                       274,738         244,168         221,806
   Other Assets                                                              6,298           7,253           8,650
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,740,820    $  2,606,999    $  2,300,101
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     29,913    $     18,915    $     23,083
      Accounts payable                                                     254,306         227,125         191,188
      Accrued expenses                                                     226,481         245,035         191,932
      Income taxes payable                                                  45,335          29,316          32,307
                                                                      ------------    ------------    ------------
                  Total current liabilities                                556,035         520,391         438,510
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          425,743         440,303         452,666
   Other Non-Current Liabilities                                            15,209          14,625           6,853
   Deferred Income Taxes                                                    48,722          43,861          40,521
   Commitments and Contingencies
   Minority Interest                                                        10,532           9,848           7,731
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       149,885         124,823          99,124
      Retained earnings                                                  2,602,366       2,539,742       2,335,859
      Unearned compensation expense                                        (44,957)        (21,593)         (8,447)
      Accumulated other comprehensive loss                                 (31,371)        (50,207)        (29,238)
                                                                      ------------    ------------    ------------
                                                                         2,852,360       2,769,202       2,573,735
      Common stock in treasury, at cost, 65,652,624, 66,865,854
         and 68,779,525 shares                                          (1,167,781)     (1,191,231)     (1,219,915)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,684,579       1,577,971       1,353,820
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,740,820    $  2,606,999    $  2,300,101
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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)



                                                        Three Months Ended
                                                  ------------------------------
                                                    (13 Weeks)      (14 Weeks)
                                                     April 3,        April 5,
                                                       2004            2003
                                                  ------------------------------

Net Sales                                          $  1,102,767    $  1,075,599

      Cost of goods sold                                601,737         619,830
                                                   ------------    ------------

Gross Profit                                            501,030         455,769

      Selling, general & administrative expenses        386,703         348,304
                                                   ------------    ------------

Operating Income                                        114,327         107,465

      Other expense - net                                  (590)           (308)

      Interest expense - net                             (7,610)         (6,636)
                                                   ------------    ------------

Income Before Provision for Income Taxes                106,127         100,521

      Provision for income taxes                         37,357          36,389
                                                   ------------    ------------

Net Income                                         $     68,770    $     64,132
                                                   ============    ============


Net Income per Weighted Average Share, Basic              $0.63           $0.60
Net Income per Weighted Average Share, Diluted            $0.62           $0.59

Weighted Average Shares, Basic                          109,281         106,299
Weighted Average Shares, Diluted                        111,245         107,960

Dividends Paid per Common Share                           $0.06           $0.06
                                                          =====           =====



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                       (13 Weeks)      (14 Weeks)
                                                                                        April 3,        April 5,
                                                                                          2004            2003
                                                                                    --------------------------------
Cash Flows from Operating Activities:
      Net income                                                                      $     68,770    $     64,132
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                      26,049          25,442
         Deferred income taxes                                                               1,115           5,565
         Other - net                                                                         6,404           5,327
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) in accounts receivable - trade                                    (205,989)       (184,732)
             (Increase) decrease in inventories                                            (16,800)          8,869
             (Increase) in other current assets                                            (11,205)        (21,043)
             Increase (decrease) in accounts payable                                        27,181         (39,825)
             (Decrease) in accrued expenses                                                (12,575)        (44,392)
             Increase in income taxes payable                                               16,019           6,066
                                                                                      ------------    ------------
                  Net cash used in operating activities                                   (101,031)       (174,591)
                                                                                      ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                      (25)            (20)
      Purchases of property and equipment                                                  (29,408)        (23,785)
      Payments for acquisitions                                                             (4,979)        (43,123)
      Payments for in-store merchandise shops                                               (1,295)           (211)
      Other - net                                                                           (2,393)         (1,948)
                                                                                      ------------    ------------
                  Net cash used in investing activities                                    (38,100)        (69,087)
                                                                                      ------------    ------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                                         10,998           1,094
      Commercial paper - net                                                                    --          64,529
      Proceeds from exercise of common stock options                                        21,391          11,785
      Dividends paid                                                                        (6,146)         (5,983)
                                                                                      ------------    ------------
                  Net cash provided by financing activities                                 26,243          71,425
                                                                                      ------------    ------------

Effect of Exchange Rate Changes on Cash                                                        729           4,747
                                                                                      ------------    ------------

Net Change in Cash and Cash Equivalents                                                   (112,159)       (167,506)
Cash and Cash Equivalents at Beginning of Period                                           293,503         211,563
                                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                                            $    181,344    $     44,057
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

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly owned and majority-owned subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("S.E.C."). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of January 3, 2004 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period's classifications.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

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

Income Taxes
------------
Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company's policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable - Trade, Net
--------------------------------
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from seasonal negotiations with the Company's customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

Inventories, Net
----------------
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill And Other Intangibles
------------------------------
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 13 of Notes to Condensed Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used

                                                                               8
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in the production process. Under this approach the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference.

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

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 9 to 12 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

Derivative Instruments
----------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated Other Comprehensive Income (Loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company's European and Canadian entities and other specific activities and the swapping of floating interest rate debt for fixed rate debt in connection with the synthetic lease as well as the swapping of 175 million euro of fixed rate debt to floating rate debt in connection with our 350 million Eurobonds. These instruments are designated as cash flow and

                                                                               9
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

fair value hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated Other Comprehensive Income (Loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portions of the cash flow and fair value hedges, if any, are recognized in current-period earnings. Amounts recorded in Accumulated Other Comprehensive Income (Loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company's results of operations.

Hedge accounting requires that, at the beginning of each hedge period, the Company justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

The Company hedges its net investment position in euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in the value of the net investment being hedged.

Occasionally, the Company purchases short-term foreign currency contracts and options to hedge quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses recognized in current period earnings. No gains or losses were incurred during the quarter.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
-----------------------------------
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of the Eurobonds was 373.8 million euros as of April 3, 2004. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.

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

Foreign Currency Translation
----------------------------
Assets and liabilities of non-U.S. subsidiaries have been translated at period-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the period. Resulting translation adjustments have been included in Accumulated Other Comprehensive Income (Loss). Gains and losses on

                                                                              10
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity.

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

Stock-Based Compensation
------------------------
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, as stock options are granted at market price, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                        Three Months Ended
                                                  ------------------------------
                                                     (13 Weeks)     (14 Weeks)
                                                      April 3,       April 5,
(In thousands except for per share data)                2004           2003
----------------------------------------          ------------------------------

Net income:
   As reported                                     $     68,770    $     64,132
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards*, net of tax             4,478           4,028
                                                   ------------    ------------
   Pro forma                                       $     64,292    $     60,104
                                                   ============    ============
Basic earnings per share:
   As reported                                            $0.63           $0.60
   Pro forma                                              $0.59           $0.57
Diluted earnings per share:
   As reported                                            $0.62           $0.59
   Pro forma                                              $0.58           $0.56


* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123.

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 0.6% and 0.8%, expected volatility of 34% and 39%, risk free interest rates of 3.1% and 2.7% and expected lives of five years.

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2004 fiscal year reflects a 52-week period resulting in a 13-week three-month period for the first quarter, as compared to the 2003 fiscal year, which reflected a 53-week period resulting in a 14-week three-month period for the first quarter.

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On January 22, 2004, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, paid on March 15, 2004 to stockholders of record at the close of business on February 23, 2004. As of May 5, 2004, the Company has $218.3 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.


2.   ACQUISITIONS

On December 1, 2003, the Company acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing. Founded in 1996 and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales, while women's products account for the balance. Based upon an independent third-party valuation of the tangible and intangible assets acquired from ENYCE, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $6.7 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 12 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment will be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate as of April 3, 2004). The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million.

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million euros (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company notes that with respect to the Mexx payment, there have been recent discussions with the Mexx sellers regarding the calculation of any potential payment that may be triggered in 2004 under the process provided for in the Mexx acquisition agreement. These discussions are in advance of any determination to trigger the payment. At this time, the Company estimates that if the 2003 measurement year were selected, the contingent payment would be in the range of approximately 142 - 162 million euros (or $172 - 197 million based on the exchange rate as of April 3, 2004). The acquisition of Mexx, included in operating results from the acquisition date, was accounted for using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets acquired was $199.7 million. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Mexx, approximately $60.6 million of purchase price has been allocated to the value of the trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to annual impairment testing. The purchase price includes an adjustment for transaction fees associated with the acquisition and the expenses associated with the closure of certain under-performing retail stores as well as the elimination of certain other duplicate support functions within the Mexx enterprise, which were decided prior to the consummation of the transaction. The aggregate of the above items amounts to $32.6 million. The fair market value of assets acquired was $179.2 million (including $60.6 million of trademarks) and liabilities assumed were $91.2 million.


3.   STOCKHOLDERS' EQUITY

Activity for the three months ended April 3, 2004 and April 5, 2003 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost accounts is summarized as follows:

                                                       Capital in                       Unearned      Common stock
                                                      excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                    value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of January 3, 2004                         $    124,823    $  2,539,742    $    (21,593)   $ (1,191,231)
Net income                                                      --          68,770              --              --
Additional restricted shares issued, net of
   cancellations                                            14,038              --         (25,920)         11,882
Shares returned for taxes                                       --              --              --          (2,647)
Stock options exercised                                      7,176              --              --          14,215
Tax benefit on stock options exercised                       3,848              --              --              --
Dividends declared                                              --          (6,146)             --              --
Amortization                                                    --              --           2,556              --
                                                      ------------    ------------    ------------    ------------
Balance as of April 3, 2004                           $    149,885    $  2,602,366    $    (44,957)   $ (1,167,781)
                                                      ============    ============    ============    ============

                                                       Capital in                       Unearned      Common stock
                                                      excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                    value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of December 28, 2002                       $     95,708    $  2,283,692    $    (10,185)   $ (1,230,974)
Net income                                                      --          64,132              --              --
Additional restricted shares issued, net of
   cancellations                                               312              --            (765)            453
Stock options exercised                                      1,179              --              --          10,606
Tax benefit on stock options exercised                       1,925              --              --              --
Dividends declared                                              --         (11,965)             --              --
Amortization                                                    --              --           2,503              --
                                                      ------------    ------------    ------------    ------------
Balance as of April 5, 2003                           $     99,124    $  2,335,859    $     (8,447)   $ (1,219,915)
                                                      ============    ============    ============    ============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                        Three Months Ended
                                                   -----------------------------
                                                    (13 Weeks)      (14 Weeks)
                                                     April 3,        April 5,
(Dollars in thousands)                                 2004            2003
----------------------                             -----------------------------
Net income                                         $     68,770    $     64,132
Other comprehensive income (loss), net of tax:
      Foreign currency translation (loss) gain           (5,124)          6,621
      Foreign currency translation of Eurobonds          15,838         (10,413)
      Changes in unrealized gains (losses) on
         securities                                       5,288           1,191
      Changes in fair value of cash flow hedges           2,834           1,680
                                                   ------------    ------------
Total comprehensive income, net of tax             $     87,606    $     63,211
                                                   ============    ============

Accumulated other comprehensive income (loss) consists of the following:

                                                        April 3,       January 3,       April 5,
(Dollars in thousands)                                    2004            2004            2003
----------------------                              ------------------------------------------------
Foreign currency translation (loss)                   $    (37,478)   $    (48,192)   $    (25,436)
(Losses) on cash flow hedging derivatives                   (7,237)        (10,071)         (4,429)
Unrealized gains (losses) on securities                     13,344           8,056             627
                                                      ------------    ------------    ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (31,371)   $    (50,207)   $    (29,238)
                                                      ============    ============    ============


4.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at April 3, 2004, January 3, 2004 and April 5, 2003:

                                                                             April 3, 2004
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $     22,810    $         --    $     51,810
Other holdings                                               8,810              --          (1,893)          6,917
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,810    $     22,810    $     (1,893)   $     58,727
                                                      ============    ============    ============    ============

                                                                            January 3, 2004
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $     14,725    $         --    $     43,725
Other holdings                                               8,785              --          (2,096)          6,689
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,785    $     14,725    $     (2,096)   $     50,414
                                                      ============    ============    ============    ============

                                                                             April 5, 2003
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $      4,450    $         --    $     33,450
Other holdings                                               8,708              --          (3,470)          5,238
                                                      ------------    ------------    ------------    ------------
Total                                                 $     37,708    $      4,450    $     (3,470)   $     38,688
                                                      ============    ============    ============    ============

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the three months ended April 3, 2004 and April 5, 2003, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended April 3, 2004 and April 5, 2003 were a gain of $5,497,000 (net of $2,791,000 in taxes) and a gain of $1,191,000 (net of $670,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                        April 3,       January 3,       April 5,
(Dollars in thousands)                                    2004            2004            2003
----------------------                              ------------------------------------------------
Raw materials                                         $     21,467    $     25,922    $     24,256
Work in process                                             12,384           6,085           5,275
Finished goods                                             468,131         453,175         422,754
                                                      ------------    ------------    ------------
Total                                                 $    501,982    $    485,182    $    452,285
                                                      ============    ============    ============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                        April 3,       January 3,       April 5,
(Dollars in thousands)                                    2004            2004            2003
----------------------                              ------------------------------------------------
Land and buildings                                    $    139,984    $    140,198    $    140,311
Machinery and equipment                                    331,441         328,525         315,101
Furniture and fixtures                                     149,365         145,423         122,644
Leasehold improvements                                     298,341         282,373         244,100
                                                      ------------    ------------    ------------
                                                           919,131         896,519         822,156
Less: Accumulated depreciation
      and amortization                                     504,815         485,778         438,420
                                                      ------------    ------------    ------------
Total property and equipment, net                     $    414,316    $    410,741    $    383,736
                                                      ============    ============    ============


7.   GOODWILL AND INTANGIBLES, NET

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. The Company will perform its annual impairment analysis as of the first day of the third quarter of 2004.

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table discloses the carrying value of all the intangible assets:

                                                        April 3,       January 3,       April 5,
(Dollars in thousands)                                    2004            2004            2003
----------------------                              ------------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks                                $     42,849    $     42,849    $     42,849
   Customer relationships                                    6,700              --              --
   Merchandising rights                                     72,424          71,138          74,123
                                                      ------------    ------------    ------------
     Subtotal                                         $    121,973    $    113,987    $    116,972
                                                      ------------    ------------    ------------
Accumulated Amortization:
   Licensed trademarks                                $    (14,831)   $    (13,963)   $    (11,115)
   Customer relationships                                     (120)             --              --
   Merchandising rights                                    (48,640)        (45,212)        (46,107)
                                                      ------------    ------------    ------------
     Subtotal                                         $    (63,591)   $    (59,175)   $    (57,222)
                                                      ------------    ------------    ------------
Net:
   Licensed trademarks                                $     28,018    $     28,886    $     31,734
   Customer relationships                                    6,580              --              --
   Merchandising rights                                     23,784          25,926          28,016
                                                      ------------    ------------    ------------
Total amortized intangible assets, net                $     58,382    $     54,812    $     59,750
                                                      ============    ============    ============

Unamortized intangible assets:
------------------------------
Owned trademarks                                      $    216,356    $    189,356    $    162,056
                                                      ------------    ------------    ------------
Total intangible assets                               $    274,738    $    244,168    $    221,806
                                                      ============    ============    ============

Intangible amortization expense was $4.4 million for the three months ended April 3, 2004 and $5.0 million for the three months ended April 5, 2003.

The estimated intangible amortization expense for the next five years is as follows:

                                              (In thousands)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2004                                             $ 17.9
2005                                               11.4
2006                                                6.9
2007                                                5.3
2008                                                3.4

The changes in carrying amount of goodwill for the three months ended April 3, 2004 are as follows:

                                                        Wholesale       Wholesale
(Dollars in thousands)                                   Apparel       Non-Apparel       Total
----------------------                              ------------------------------------------------
Balance January 3, 2004                               $    586,841    $      9,595    $    596,436
   Enyce:
     Reclassification for trademarks                       (27,000)             --         (27,000)
     Reclassification for customer relationships            (6,700)             --          (6,700)
     Additional purchase price                               7,230              --           7,230
   Translation difference                                     (808)             --            (808)
   Other                                                    (1,238)             --          (1,238)
                                                      ------------    ------------    ------------
Balance April 3, 2004                                 $    558,325    $      9,595    $    567,920
                                                      ============    ============    ============

There is no goodwill recorded in our retail segment.

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

On October 21, 2002, the Company entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 3, 2004, the Company had no borrowings outstanding under the Agreement.

As of April 3, 2004, January 3, 2004 and April 5, 2003, the Company had lines of credit aggregating $503 million, $487 million and $479 million, respectively, which were primarily available to cover trade letters of credit. At April 3, 2004, January 3, 2004 and April 5, 2003, the Company had outstanding trade letters of credit of $298 million, $254 million and $288 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries have unsecured lines of credit totaling approximately $93.1 million (based on the exchange rates as of April 3, 2004), which is included in the aforementioned $503 million available lines of credit. As of April 3, 2004, a total of $29.9 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.7%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in less than one year and will be refinanced under existing credit lines.


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

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. Please refer to Note 10 and Note 24 of Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K.


10.  RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by a $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million was expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of April 3, 2004 was $379,000. The Company expects that these activities will be complete by December 2004.

A summary of the changes in the restructuring reserves is as follows:

                                                                                        Estimated
                                                                       Operating &      Occupancy
                                                      Store Closure  Administrative   Costs & Asset
(Dollars in thousands)                                    Costs        Exit Costs      Write Downs       Total
----------------------                              ----------------------------------------------------------------
Balance at January 3, 2004                              $  1,739        $    200        $     30        $  1,969
   Spending for three months ended April 3, 2004           1,556               4              30           1,590
                                                        --------        --------        --------        --------
Balance at April 3, 2004                                $    183        $    196        $     --        $    379
                                                        ========        ========        ========        ========


11.  EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                 -------------------------------
                                                     April 3,        April 5,
(Amounts in thousands)                                 2004            2003
----------------------                           -------------------------------
Weighted average common shares outstanding              109,281        106,299
Effect of dilutive securities:
    Stock options and restricted stock grants             1,964          1,661
                                                   ------------   ------------
Weighted average common shares outstanding and
    common share equivalents                            111,245        107,960
                                                   ============   ============

                                                                              18
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended April 3, 2004, the Company made income tax payments of $18,518,000 and interest payments of $503,000. During the three months ended April 5, 2003, the Company made income tax payments of $22,165,000 and interest payments of $366,000.


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

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our 2003 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. The segments are each managed separately because they either manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                          For the Three Months Ended April 3, 2004
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   812,093    $   114,373    $   208,023    $   (31,722)   $ 1,102,767
   Intercompany sales                           (37,658)        (3,367)            --         41,025             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   774,435    $   111,006    $   208,023    $     9,303    $ 1,102,767
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   102,722    $     7,197    $       346    $     4,062    $   114,327
   Intercompany segment operating
     income (loss)                               (2,729)        (1,033)            --          3,762             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    99,993    $     6,164    $       346    $     7,824    $   114,327
                                            ===========    ===========    ===========    ===========    ===========

                                                                              19
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          For the Three Months Ended April 3, 2004
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   825,196    $   121,892    $   183,115    $   (54,604)   $ 1,075,599
   Intercompany sales                           (55,309)        (7,384)            --         62,693             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   769,887    $   114,508    $   183,115    $     8,089    $ 1,075,599
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $    94,145    $    10,339    $     2,024    $       957    $   107,465
   Intercompany segment operating
     income (loss)                               (3,641)        (1,237)            --          4,878             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    90,504    $     9,102    $     2,024    $     5,835    $   107,465
                                            ===========    ===========    ===========    ===========    ===========

                                            April 3,      January 3,      April 5,
(Dollars in thousands)                        2004           2004           2003
----------------------                   ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                       $ 2,151,203    $ 2,006,673    $ 1,757,426
   Wholesale Non-Apparel                       161,499        170,315        203,596
   Retail                                      535,479        524,721        447,898
   Corporate                                   187,084        186,390        168,377
   Eliminations                               (294,445)      (281,100)      (277,196)
                                           -----------    -----------    -----------
     Total assets                          $ 2,740,820    $ 2,606,999    $ 2,300,101
                                           ===========    ===========    ===========

GEOGRAPHIC DATA:
                                              Three Months Ended
                                         ------------------------------
                                            April 3,       April 5,
(Dollars in thousands)                        2004           2003
----------------------                   ------------------------------
NET SALES:
   Domestic                                $   834,513    $   854,033
   International                               268,254        221,566
                                           -----------    -----------
     Total net sales                       $ 1,102,767    $ 1,075,599
                                           ===========    ===========

OPERATING INCOME:
   Domestic                                $    93,146    $    89,606
   International                                21,181         17,859
                                           -----------    -----------
     Total operating income                $   114,327    $   107,465
                                           ===========    ===========

                                            April 3,      January 3,      April 5,
(Dollars in thousands)                        2004           2004           2003
----------------------                   ---------------------------------------------
TOTAL ASSETS:
   Domestic                                $ 1,951,682    $ 1,821,706    $ 1,655,718
   International                               789,138        785,293        644,383
                                           -----------    -----------    -----------
     Total assets                          $ 2,740,820    $ 2,606,999    $ 2,300,101
                                           ===========    ===========    ===========


14.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At April 3, 2004, the Company had various euro currency collars outstanding with a net notional amount of $26 million, maturing through July 2004 and with values ranging between 1.08 and 1.14 U.S. dollar per euro as compared to $42 million in euro currency collars at year-end 2003 and $80 million in euro currency collars at the end of the first quarter of 2003. At the end of the first quarter of 2004, the Company also had forward contracts maturing through December 2004 to sell 66 million euro for $75 million, 5 million Pounds Sterling for 7.4 million

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

euro and 12 million Canadian dollars for $9 million. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2004 was approximately $93 million, as compared with approximately $76 million at year-end 2003 and approximately $23 million at the end of the first quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $5.5 million at the end of the first quarter of 2004, $11.8 million at year-end 2003 and approximately $1.8 million the end of the first quarter of 2003. The ineffective portion of these contracts was approximately $1.2 million and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 3, 2004.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting will be August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended April 3, 2004.


15.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB published an Exposure Draft, "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal years beginning after December 15, 2004. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our core LIZ CLAIBORNE brand along with our better-priced specialty apparel (INTUITIONS, SIGRID OLSEN and REALITIES), bridge-priced (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, VILLAGER and J.H. COLLECTIBLES), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE, JANE STREET, ENYCE and SWE) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under our MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 266 outlet stores, 232 specialty retail stores and 560 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE domestic Specialty Retail stores (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

2004 First Quarter Overall Results
----------------------------------

Net Sales
---------

Net sales for the first quarter of 2004 were a record $1.103 billion, an increase of $27.2 million, or 2.5%, over 2003 first quarter net sales, as we continued the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution.

The sales results reflect $59.1 million of sales from our recently acquired JUICY COUTURE and ENYCE businesses. Approximately $35.9 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening Euro on the reported results of our international businesses. We also experienced sales increases in our MEXX Europe, SIGRID OLSEN, DKNY(R) Jeans and LUCKY BRAND DUNGAREES businesses.

These increases more than offset sales decreases in our core LIZ CLAIBORNE better-priced department store business and our moderate-priced Special Markets businesses. Our LIZ CLAIBORNE business continues to be challenged by increasingly conservative buying patterns of our retail store customers as they focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel as a result of the introduction of new offerings by our competitors. Because of these challenges, we continue to plan our 2004 core LIZ CLAIBORNE business down in the mid-teens on a percentage basis. Notwithstanding this, we note that the sales performance of our LIZ CLAIBORNE brands at retail has been positive overall year-to-date, with above plan sales and inventory levels significantly below those of the prior year period. Our moderate businesses also face challenges of retailer focus on inventory productivity and conservative planning. For our moderate businesses, we are planning sales to be down 10%, reflecting an improvement from the previously forecasted mid-teens decrease, as a result of the recent improved performance of a number of our moderate brands. We believe these expected declines will be more than offset in 2004 by increases in other brands within our portfolio, including MEXX, as well as our recently acquired JUICY COUTURE and ENYCE brands, which will include a full year's sales in 2004. In addition, we expect to continue to pursue our acquisition strategy, seeking out opportunities that are on strategy, financially attractive and involve manageable execution risks.

Gross Profit and Net Income
---------------------------

Our gross profit improved in the first quarter of 2004 reflecting continued focus on inventory management and lower sourcing costs. Our gross profit also benefited from the acquisition of JUICY COUTURE and the continued growth of our MEXX Europe business, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $68.8 million in the first quarter of 2004 from $64.1 million in 2003, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------

Our financial position continues to be strong. We ended the first quarter of 2004 with a net debt position of $215.6 million as compared to $393.0 million at April 5, 2003. This $177.4 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the trailing twelve months of $465.6 million partially offset by the payments made to acquire Juicy Couture and ENYCE and the effect of foreign currency translation on our Eurobonds, which added $49 million to our debt balance.

International Operations
------------------------

In the first quarter of 2004, sales from our international segment represented 24.3% of our overall sales, as opposed to 20.6% in the 2003 first quarter. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and the planned launch of a number of our brands in Europe utilizing the MEXX corporate platform, including ELLEN TRACY and LUCKY BRAND DUNGAREES. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $35.9 million, or 77.0%, of the increase of international sales from the 2003 first quarter. Over the past few years, the Euro and the Canadian dollar have strengthened against the US dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

In connection with the May 2001 acquisition of Mexx Group B.V. ("MEXX Europe"), we agreed to make a contingent payment to be determined as a multiple of MEXX's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. We note that with respect to the MEXX payment, there have been recent discussions with the MEXX sellers regarding the calculation of any potential payment that may be triggered in 2004 under the process provided for in the MEXX acquisition agreement. These discussions are in advance of any determination to trigger the payment. At this time, we estimate that if the eligible payment were triggered in 2004, it would fall in the range of 142 - 162 million euros (or $172 - 197 million based on exchange rate in effect at April 3, 2004).

In July 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2004 measurement year is selected the payment would be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate in effect at April 3, 2004).

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

On December 1, 2003, we acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing. Founded in 1996 and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors (where arrangements are under review) in Germany, Canada and Japan. Currently, men's products account for approximately 84% of net sales, while women's products account for the balance.

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

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. This presentation reflects a change instituted effective with the first quarter of Fiscal 2003, from our prior practice of presenting specific segment information prior to intercompany eliminations. Fiscal 2003 data presented in this "Management's Discussion and Analysis" have been restated to conform to the presentation methodology used for Fiscal 2004.

2004 VS. 2003
-------------

The following table sets forth our operating results for the 13 weeks ended April 3, 2004 compared to the 14 weeks ended April 5, 2003:

                                 Three months ended              Variance
                            ----------------------------------------------------
                               April 3,     April 5,            $        %
Dollars in millions              2004         2003
--------------------------------------------------------------------------------

Net Sales                     $ 1,102.8    $ 1,075.6         $ 27.2     2.5%

Gross Profit                      501.0        455.8           45.2     9.9%

Selling, general &
   administrative expenses        386.7        348.3           38.4    11.0%

Operating Income                  114.3        107.4            6.9     6.4%

Other income (expense) - net       (0.6)        (0.3)          (0.3)  100.0%

Interest (expense) - net           (7.6)        (6.7)           0.9    13.4%

Provision for income taxes         37.3         36.4            0.9     2.5%

Net Income                    $    68.8    $    64.1         $  4.7     7.3%

Net Sales
---------
Net sales for the first quarter of 2004 (which was comprised of 13 weeks) were a record $1.103 billion, an increase of $27.2 million, or 2.5%, over net sales for the first quarter of 2003 (which was comprised of 14 weeks). The acquisitions of JUICY COUTURE (acquired April 7, 2003) and ENYCE (acquired December 1, 2003) added approximately $59.1 million in net sales for the year. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, added approximately $35.9 million in sales during the quarter. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales  increased  $4.5  million,  or 0.6%, to $774.4
     ------------------
     million. This result reflected the following:
     - The addition of $57.0 million of sales from our recently acquired JUICY COUTURE and ENYCE businesses;
     - A $22.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses;
     - A $74.8 million net decrease primarily reflecting a 28.8% decrease in our core LIZ CLAIBORNE business (a 22.6% sales decrease excluding the impact of lower shipments to the off-price channel) and an 18.0% decrease in our Special Markets business, partially offset by increases in our MEXX Europe business

          (exclusive of the impact of foreign currency exchange rates), due to the strengthening of the euro, SIGRID OLSEN and licensed DKNY(R) Jeans (due to the addition of new retail customers) and LUCKY BRAND DUNGAREES (due to increased customer demand and strong competitive position in the specialty store sector) businesses. The decrease in our LIZ CLAIBORNE and Special Markets businesses resulted from lower volume due to the factors described above in the Overview section, and in the case of the LIZ CLAIBORNE business a lower amount of shipments to off price channels resulting from conservative inventory planning and management.

o    Wholesale  Non-Apparel net sales were down $3.5 million, or 3.1%, to $111.0
     ----------------------
     million. This result was primarily due to decreases related to the impact of retailer focus on increased inventory productivity and the same upward migration and differentiation initiatives impacting the LIZ CLAIBORNE Apparel business, as well as the loss of one week's replenishment shipping as last year's first quarter included 14 weeks. These declines were partially offset by continued growth in our MONET, KENNETH COLE, ELLEN TRACY and SIGRID OLSEN businesses, as well as the successful introduction of JUICY COUTURE Accessories.

     The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $24.9 million, or 13.6%, to $208.0 million.  The
     ------
     increase reflected the following:
     - A $13.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - An $11.6 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 15.6% comparable store sales increase in our LUCKY BRAND DUNGAREES business), the net addition of 9 new LUCKY BRAND stores and 14 new Specialty Retail and Outlet stores in our MEXX Europe business over the last twelve months in addition to the opening of 3 MEXX USA Specialty Retail stores and 9 SIGRID OLSEN Specialty Retail stores.
          These gains were partially offset by the decreases related to the strategic decision to close our domestic LIZ CLAIBORNE Specialty Retail stores. These closures were completed by the end of the second quarter of 2003. We also opened 60 net new international concession stores in Europe over the last twelve months.

     Comparable store sales decreased by 1.2% in our Outlet business and increased by 2.9% overall in our Specialty Retail business. Excluding the impact of the 14th week in the first quarter of 2003, comparable store sales increased by 8.5% in our Outlet business and increased 11.0% overall in our Specialty Retail business. We ended the quarter with a total of 266 Outlet stores, 232 Specialty Retail stores and 560 international concession stores.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $1.2
     ---------
     million to $9.3 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales decreased by $19.5 million, or
                               --------
2.3%, to $834.5 million, reflecting the declines in our core LIZ CLAIBORNE and Special Markets businesses, partially offset by the contribution of new product launches and recent acquisitions. International net sales increased $46.7
                                      -------------
million, or 21.1%, to $268.3 million. The international increase reflected the results of our MEXX Europe business; approximately $35.9 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $45.3 million, or 9.9%, to $501.0 million in the first quarter of 2004 over the first quarter of 2003. Gross profit as a percent of net sales increased to 45.4% in 2004 from 42.4% in 2003. Approximately $19.0 million of the increase in the quarter was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management and lower sourcing costs. The acquisition of JUICY COUTURE and continued growth in our MEXX Europe business also contributed the rate increase, as these businesses run at higher gross profit rates than the Company average. The gross profit rate increase was moderated by a rate decrease in our core LIZ CLAIBORNE business, reflecting the difficult retail environment resulting from increased competition.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $38.4 million, or 11.0%, to $386.7 million in the first quarter of 2004 over the first quarter of 2003 and as a percent of net sales increased to 35.1% from 32.4%.

Approximately $16.1 million of the increase due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, while approximately $14.7 million of the increase in the quarter was related to the acquisitions of JUICY COUTURE and ENYCE. The higher SG&A rate primarily reflected reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE and Special Markets businesses and the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, partially offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the first quarter of 2004 was $114.3 million, an increase of $6.9 million, or 6.4%, over last year. Operating income as a percent of net sales increased to 10.4% in 2004 compared to 10.0% in 2003. The increase was the result of increased sales, lower sourcing costs, improved inventory management and expense reductions. Approximately $2.9 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Operating income by business segment is provided below:
o    Wholesale Apparel operating income increased $9.5 million to $100.0 million
     -----------------
     (12.9% of net sales) in 2004 compared to $90.5 million (11.8% of net sales) in 2003, principally reflecting the inclusion of our JUICY COUTURE and ENYCE businesses and increased profits in our MEXX Europe, ELLEN TRACY and licensed DKNY(R) Jeans businesses, LUCKY BRAND and SIGRID OLSEN businesses, partially offset by reduced profits in our core LIZ CLAIBORNE and Special Markets businesses as a result of the lower sales volume discussed above.
o    Wholesale Non-Apparel operating income was $6.2 million (5.6% of net sales)
     ---------------------
     in 2004 compared to $9.1 million (7.9% of net sales) in 2003, principally due to reduced sales volume and start-up costs related to new product launches.
o    Retail operating income decreased $1.7 million to $0.3 million (0.2% of net
     ------
     sales) in 2004 compared to $2.0 million (1.1% of net sales) in 2003, principally reflecting losses in our LIZ CLAIBORNE Europe business (which is primarily a concession business) due to weak consumer response to Spring offerings and investments associated with a new management structure and new product design team put into place in the fourth quarter of 2004, as well as costs associated with our direct-to-consumer initiatives (namely, the MEXX USA and SIGRID OLSEN specialty retail formats and our Liz.com website), partially offset by an increase in profits from our LUCKY BRAND Retail stores.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $2.0 million to $7.8 million.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased  by $3.5
                                 --------
million, or 4.0%, to $93.1 million, predominantly reflecting the contribution of new and recent acquisitions, offset by reduced profits in our core LIZ CLAIBORNE and Special Markets businesses. International operating profit increased $3.3
                                  -------------
million, or 18.6% to $21.2 million. The international increase reflected the results of our MEXX business and the favorable impact of foreign exchange rates of $2.9 million.

Net Other Expense
-----------------
Net other expense in the first quarter of 2004 was $0.6 million compared to $0.3 million in the first quarter of 2003. In 2004 net other expense was comprised of $0.7 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income. In 2003, net other expense was principally comprised of $0.3 million of minority interest expense.

Net Interest Expense
--------------------
Net interest expense in the first quarter of 2004 was $7.6 million, compared to $6.6 million in the first quarter of 2003, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. The impact of foreign currency exchange rates accounted for the majority of the increase.

Provision for Income Taxes
--------------------------
The income tax rate in the first quarter of 2004 decreased to 35.2% from 36.2% in the prior year as a result of the integration of our LIZ CLAIBORNE Europe and MEXX operations.

Net Income
----------
Net income in the first quarter of 2004 increased to $68.8 million, or 6.2% of net sales, from $64.1 million in the first quarter of 2003, or 6.0% of net sales. Diluted earnings per common share ("EPS") increased to $0.62 in 2004, from $0.59 in 2003, a 5.1% increase.

Average diluted shares outstanding increased by 3.3 million shares to 111.2 million in the first quarter of 2004 on a period-to-period basis, as a result of the exercise of stock options and the effect of dilutive securities.

FORWARD OUTLOOK
---------------

The retail environment has been quite positive in recent months. We believe that this is attributable to several factors, including general consumer confidence about the economy and the stock market, seasonal weather patterns which have facilitated more complete sell through of heavier weight items than is frequently the case, and, perhaps most importantly, cleaner retail inventories coming out of the holiday season as a result of retailer focus on inventory management. In this environment the newest product offerings become the focus of the department store rather than the mark down racks filled with previous season's merchandise. This trend, if it continues, could have a positive impact on retailer margins and, in turn, on full price selling and potentially reduce our vendor markdown liability.

While the retail environment is certainly improving, it is premature to factor this into our expectations for the remainder of the year. Accordingly, we will continue to plan conservatively, and we re-affirm our previous guidance for fiscal 2004, forecasting a net sales increase of 6 - 8% (including a 1.5% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 11.1% - 11.3% and EPS in the range of $2.70 - $2.77.
o In our Wholesale Apparel segment, we expect fiscal 2004 net sales to increase in the range of 3 - 5% (including a 1% sales increase due to the projected impact of foreign currency exchange rates), primarily driven by the inclusion of a full year's sales in our JUICY COUTURE and ENYCE businesses, the launches of our REALITIES and INTUITIONS brands and increases in our MEXX Europe, SIGRID OLSEN, LUCKY BRAND, and licensed DKNY(R) Jeans businesses, offset by a mid-teens decrease in our LIZ CLAIBORNE business and an approximate 10% decrease in our Special Markets business.
o In our Wholesale Non-Apparel segment, we expect fiscal 2004 net sales to increase in the range of 4 - 6%, primarily driven by the introduction of new products.
o In our Retail segment, we expect fiscal 2004 net sales to increase in the range of 16 - 20% (including a 3% sales increase due to the projected impact of foreign currency exchange rates), primarily driven by continued growth in MEXX Europe with plans to open 12 new freestanding doors, the continuation of the LUCKY BRAND roll-out with plans for an additional 14 new doors, and plans for a total of 39 net new outlet doors in various formats in Europe, Canada and the USA. We are proceeding with a conservative rollout of the MEXX USA format with plans for 5 new doors. In addition, we are also planning to open 22 new doors in the SIGRID OLSEN format. Overall, we are planning a low single digit comp sales increase in this segment.
o In our Corporate segment, we expect fiscal 2004 licensing revenue to increase by 20% over 2003.
o We are estimating our 2004 capital expenditures, including shops, at approximately $125 million. In 2004, depreciation and amortization expense is projected at $110 million, compared with $105 million in 2003.

For the second quarter of 2004, we forecast a net sales increase of 3 - 5% (including a 1% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 8.2% - 8.4% and EPS in the range of $0.41 - $0.43.
o In our Wholesale Apparel segment, we expect second quarter 2004 net sales to increase in the range of 0 - 2%, primarily driven by the acquisition of ENYCE and increases in our MEXX Europe, JUICY COUTURE, licensed DKNY(R) Jeans, SIGRID OLSEN, and LUCKY BRAND businesses, offset by decreases in our LIZ CLAIBORNE and Special Markets businesses.
o In our Wholesale Non-Apparel segment, we expect second quarter 2004 net sales to increase in the range of 0 - 2%, primarily driven by the introduction of new products.
o In our Retail segment, we expect second quarter 2004 net sales to increase in the range of the 14 - 19%, primarily driven by increases in our LUCKY BRAND and MEXX Europe businesses as well as the conservative rollout of the MEXX USA and SIGRID OLSEN formats which were introduced in the second half of fiscal 2003.
o In our Corporate segment, we expect second quarter 2004 licensing revenue to increase by 20%.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program; as of May 5, 2004, the Company had $218.3 million remaining in buyback authorization under the program.

Sources of Cash.  Our  historical  sources of  liquidity  to fund  ongoing  cash
----------------
requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the "Eurobonds") to fund the initial payment in connection with our acquisition of MEXX Europe. These bonds are designated as a hedge of our net investment in MEXX (see Note 2 of Notes to Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months' liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see "Commitments and Capital Expenditures" for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2004 vs. 2003
-------------

Cash and Debt  Balances.  We ended the first quarter of 2004 with $240.1 million
------------------------
in cash and marketable securities, compared to $82.7 million at April 5, 2003 and $343.9 million at January 3, 2004, and with $455.7 million of debt outstanding compared to $475.7 million at April 5, 2003 and $459.2 million at January 3, 2004. The $177.4 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the trailing twelve months of $465.6 million partially offset by the payments made to acquire Juicy Couture and ENYCE and the effect of foreign currency translation on our Eurobonds, which added $49 million to our debt balance. The increase in our net debt position from year-end of $100.3 million was attributable to timing of cash flows from operations. We ended the quarter with $1.685 billion in stockholders' equity, giving us a total debt to total capital ratio of 21.3% compared to $1.354 billion in stockholders' equity last year with a debt to total capital ratio of 26.0% and $1.578 billion in stockholders' equity at year end with a debt to total ratio of 22.5%.

Accounts  Receivable  increased $41.6 million,  or 7.5%, at the end of the first
--------------------
quarter 2004 compared to the end of first quarter 2003, primarily due to $32.7 million from our recently acquired JUICY COUTURE and ENYCE businesses and the impact of foreign currency exchange rates of $15.1 million, primarily related to the strengthening of the euro. Declines in our some of our domestic wholesale businesses were partially offset by timing differences of shipments during the quarter. Days' sales outstanding remained the same on a year over year basis. Accounts receivable increased $206.0 million, or 52.7%, at April 3, 2004 compared to January 3, 2004 due primarily to the timing of shipments in our domestic operations.

Inventories  increased $49.7 million,  or 11.0% at the end of first quarter 2004
-----------

compared to the end of first quarter 2003, and increased $16.8 million, or 3.5% at April 3, 2004 compared to January 3, 2004. The acquisitions of JUICY COUTURE and ENYCE as well as other new business initiatives were responsible for $32.2 million of the increase in inventory over April 5, 2003. Inventories in our comparable domestic businesses declined by $42.5 million while our international inventories grew by $60.0 million. In-transit and new season inventories in our Mexx Europe business accounted for $31.4 million of the international increase while approximately $19.6 million of the increase is related to the impact of currency exchange rates, primarily relating to the strengthening of the euro. The increase of $16.8 million compared to January 3, 2004 is primarily due to a shift in timing of our current season and in-transit inventories within our domestic wholesale apparel businesses. Our average inventory turnover rate was relatively flat at 4.6 times for the twelve-month period ended April 3, 2004, 4.8 times for the twelve-month period ended April 5, 2003 and 4.7 times for the twelve-month period ended January 3, 2004. We continue to take a conservative approach to inventory management in 2004.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $48 million during the first quarter of 2004; at the end of the first quarter of 2004, our borrowings under these facilities were $29.9 million.

Net cash used in operating activities was $101.0 million in the first quarter of
-------------------------------------
2004, compared to $174.6 million the first quarter of 2003. This $73.6 million increase in cash flow was primarily due to a $203.4 million use of cash for working capital in 2004 compared to a $275.1 million use of cash for working capital in 2003, driven primarily by year-over-year changes in the accounts payable due to timing of payments for inventory purchases and in accrued expenses due to the payment of certain employment-related obligations, partially offset by year-over-year changes in the accounts receivable and inventory balances as described above.

Net cash used in investing  activities was $38.1 million in the first quarter of
--------------------------------------
2004, compared to $69.1 million in 2003. Net cash used in the first quarter of 2004 primarily reflected $30.7 million for capital and in-store expenditures. Net cash used in the first quarter of 2003 primarily reflected $43.1 million for the additional payments made in connection with the acquisitions of LUCKY BRAND DUNGAREES and MEXX Canada and $24.0 million in capital and in-store expenditures.

Net cash provided by financing activities was $26.2 million in the first quarter
-----------------------------------------
of 2004, compared to $71.4 million in the first quarter of 2003. The $45.2 million year-over-year decrease primarily reflected reduced proceeds from commercial paper in the first quarter of 2004, partially offset by an increase in proceeds received from the exercise of stock options and proceeds from short-term debt.

Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in 2004, 2005 and 2006 in connection with our acquisitions of the MEXX, LUCKY BRAND DUNGAREES, Segrets, MEXX Canada and JUICY COUTURE businesses (see Note 2 of Notes to Condensed Consolidated Financial Statements). These payments become due when triggered by us or the seller, pursuant to provisions in the MEXX, MEXX Canada and JUICY COUTURE acquisition agreements that call for contingent purchase price payments, as well as provisions contained in the LUCKY BRAND DUNGAREES and Segrets acquisition agreements which could require us to purchase the minority interest shares in these businesses. We estimate that if the eligible payments for LUCKY BRAND DUNGAREES and Segrets are triggered in 2004, they would fall in the range of $32 - 45 million and $2 - 4 million, respectively. We note that with respect to the MEXX payment, there have been recent discussions with the MEXX sellers regarding the calculation of any potential payment that may be triggered in 2004 under the process provided for in the MEXX acquisition agreement. These discussions are in advance of any determination to trigger the payment. At this time, we estimate that if the eligible payment were triggered in 2004, it would fall in the range of 142 - 162 million euros (or $172 - 197 million based on the exchange rate in effect at April 3, 2004). These payments will be made in either cash or shares of our common stock at the option of either the Company or, with respect to LUCKY BRAND DUNGAREES and Segrets, the seller. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt.

Our anticipated capital expenditures for 2004 are expected to approximate $125 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.

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

On October 21, 2002, we entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support our $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. Our ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 3, 2004, we had no borrowings outstanding under the Agreement.

As of April 3, 2004, January 3, 2004 and April 5, 2003, we had lines of credit aggregating $503 million, $487 million and $479 million, respectively, which were primarily available to cover trade letters of credit. At April 3, 2004, January 3, 2004 and April 5, 2003, we had outstanding trade letters of credit of $298 million, $254 million and $288 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $93.1 million (based on the exchange rates as of April 3, 2004), which is included in the aforementioned $503 million available lines of credit. As of April 3, 2004, a total of $29.9 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.7%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of our debt will mature in less than one year and will be refinanced under existing credit lines.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)", which was revised in December 2003 ("FIN 46"). The third party lessor does not meet the definition of a variable interest entity under FIN 46, and therefore consolidation by the Company is not required.

Hedging Activities
------------------
At April 3, 2004, we had various euro currency collars outstanding with a net notional amount of $26 million, maturing through July 2004 and with values ranging between 1.08 and 1.14 U.S. dollar per euro as compared to $42 million in euro currency collars at year-end 2003 and $80 million in euro currency collars at the end of the first quarter of 2003. At the end of the first quarter of 2004, we also had forward contracts maturing through December 2004 to sell 66 million euro for $75 million, 5 million Pounds Sterling for 7.4 million euro and 12 million Canadian dollars for $9 million. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2004 was approximately $93 million, as compared with approximately $76 million at year-end 2003 and approximately $23 million at the end of the first quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $5.5 million at the end of the first quarter of 2004, $11.8 million at year-end 2003 and approximately $1.8 million the end of the first quarter of 2003. The ineffective portion of these contracts was approximately $1.2 million and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated Other Comprehensive Income (Loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the quarter ended April 3, 2004.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting will be August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended April 3, 2004.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

Use of Estimates
----------------
Estimates by their nature are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

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

Income Taxes
------------
Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable - Trade, Net
--------------------------------
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts Receivable - Trade, Net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable - Trade, Net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase its provisions. Our historical estimates of these costs have not differed materially from actual results.

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

Goodwill And Other Intangibles
------------------------------
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 13 of Notes to Condensed Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference.

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

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 9 to 12 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

Derivative Instruments
----------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated Other Comprehensive Income (Loss), depending on whether the derivative qualifies for hedge accounting treatment.

We use foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of floating interest rate debt for fixed rate debt in connection with the synthetic lease as well as the swapping of 175 million euro of fixed rate debt to floating rate debt in connection with our 350 million Eurobonds. These instruments are designated as cash flow and fair value hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated Other Comprehensive Income (Loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portions of the cash flow and fair value hedges, if any, are recognized in current-period earnings. Amounts recorded in Accumulated Other Comprehensive Income (Loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

We hedge our net investment position in euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in the value of the net investment being hedged.

Occasionally, we purchase short-term foreign currency contracts and options to hedge quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses recognized in current period earnings. No gains or losses were incurred during the quarter.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2004, the FASB published an Exposure Draft, "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal years beginning after December 15, 2004. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
----------------------------------------------

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "S.E.C."), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for fiscal 2004, any fiscal quarter of 2004 or any other future period, including those herein under the heading "Forward Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such
statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

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

Risks Associated with Acquisitions and New Product Lines and Markets
--------------------------------------------------------------------
The  Company,  as part of its growth  strategy,  from time to time  acquires new product lines and/or enters new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines) are accompanied by a variety of risks inherent in any such new business venture, including the following:
o Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses;
o Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, these businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
o Risks involving the Company's ability to retain and appropriately motivate key personnel of an acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o Risks associated with unanticipated events and unknown or uncertain liabilities;
o Uncertainties relating to the Company's ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines; and
o With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate volatility relating to interest rate changes applicable to our revolving credit facility, other credit facilities and our 175 million euro fixed rate to floating rate swap associated with our 350 million Eurobonds. These loans and swaps bear interest at rates which vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of April 3, 2004, January 3, 2004 and April 5, 2003 our exposure to changing market rates was as follows:

Dollars in millions               April 3, 2004  January 3, 2004   April 5, 2003
--------------------------------------------------------------------------------
Floating rate debt                    $29.9           $18.9           $94.5
Average interest rate                  2.7%            2.8%            2.1%

Notional amount of interest rate      $212.3            --              --
   swap
Current implied interest rate         5.548%            --              --

A ten percent change in the average rate would have resulted in a $0.2 million change in interest expense during the first quarter of 2004.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances.

Our floating rate bank revolving credit facility, bank lines, euro interest rate swap and commercial paper program expose us to market risk for changes in interest rates.

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

At April 3, 2004, we had various euro currency collars outstanding with a net notional amount of $26 million, maturing through July 2004 as compared to $42 million in euro currency collars at year-end 2003 and $80 million in euro currency collars at the end of the first quarter of 2003. At the end of the first quarter of 2004, we also had forward contracts maturing through December 2004 to sell 66 million euro for $75 million, 5 million Pounds Sterling for 7.4 million euro and 12 million Canadian dollars for $9 million. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2004 was approximately $93 million, as compared with approximately $76 million at year-end 2003 and approximately $23 million at the end of the first quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $5.5 million at the end of the first quarter of 2004, $11.8 million at year-end 2003 and approximately $1.8 million the end of the first quarter of 2003. The ineffective portion of these contracts was approximately $1.2 million and was expensed in 2004.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of April 3, 2004:

                                           U.S. Dollar          Euro            Contract           Unrealized
Currency in thousands                        Amount            Amount             Rate             Gain (Loss)
---------------------------------------- ---------------- ----------------- ------------------ -------------------
Forward Contracts:
   Euros                                      $75,000                       1.0665 to 1.2650        $(3,532)
   Canadian Dollars                             9,112                       0.7502 to 0.7622            (32)
   Pounds Sterling                                             7,406        0.6694 to 0.6799            (27)

Foreign Exchange Collar Contracts:
   Euros                                      $26,000                       1.0750 to 1.1400        $(1,904)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 3, 2004:

                                           U.S. Dollar                          Contract           Unrealized
Currency in thousands                        Amount                               Rate             Gain (Loss)
---------------------------------------- ---------------- ----------------- ------------------ -------------------
Forward Contracts:
   Euros                                      $64,000                       1.0670 to 1.1450        $(6,715)
   Canadian Dollars                            12,066                       0.7254 to 0.7622           (298)

Foreign Exchange Collar Contracts:
   Euros                                      $42,000                       1.0500 to 1.1400        $(4,793)


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of April 3, 2004, and has concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. Please refer to Note 10 and Note 24 of Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about purchases by the Company during the quarter ended April 3, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                                                                                   (d) Maximum
                                          (a) Total                                             Approximate Dollar
                                          Number of                      (c) Total Number of   Value of Shares that
                                           Shares                        Shares Purchased as   May Yet Be Purchased
                                         Purchased        (b) Average     Part of Publicly      Under the Plans or
                                        (in thousands)   Price Paid Per   Announced Plans or         Programs
               Period                    Purchased (1)       Share            Programs         (in thousands) (2)
--------------------------------------------------------------------------------------------------------------------
January 4, 2004 - January 31, 2004            5.7         $   34.97               N/A               $  218,334
February 1, 2004 - March 6, 2004               --                --               N/A               $  218,334
March 7, 2004 - April 3, 2004                67.1         $   36.48               N/A               $  218,334
                                          -------                             -------
Total                                        72.8         $   36.36               N/A               $  218,334

(1) Represents shares withheld to cover tax withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans. Excludes the forfeiture of an aggregate of 5,000 restricted shares.
(2) The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $1.675 billion. As of April 3, 2004, the Company had $218.3 million remaining in buyback authorization under its program.


ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, the Audit Committee of the Company's Board of Directors approved the engagement of the Company's external auditors to perform certain non-audit services to assist management in its compliance with certain regulatory and compliance, tax planning and due diligence matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10(a) Stock Option Certificate, dated March 4, 2004, issued to Paul R. Charron, under Registrant's 2002 Stock Incentive Plan (the "2002 Plan").

          10(b) Restricted Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron.

          10(c) Performance Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron.

          10(d) Offer of employment letter, dated January 16, 2004, from the Registrant to Frank S. Sowinski.

          10(e) Change of Control Agreement, dated January 29, 2004, between Registrant and Frank S. Sowinski.

          31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32(a)* Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32(b)* Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Current Reports on Form 8-K.

          A Current Report on Form 8-K was filed with the S.E.C. on February 26, 2004 by the Company relating to the results of operations for the three and twelve-month periods ended January 3, 2004.

* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE

REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:        May 12, 2004


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