Form 10-Q
period 2004-07-03
CLAIBORNE LIZ INC
filed 2004-08-09
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 3, 2004
                                  ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to .......................

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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 5, 2004 was 110,941,965.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  July 3, 2004

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of a July 3, 2004,
              January 3, 2004 and July 5, 2003...............................  3

           Condensed Consolidated Statements of Income for the Six and
              Three Month Periods Ended July 3, 2004 and July 5, 2003........  4

           Condensed Consolidated Statements of Cash Flows for the Six
              Month Periods Ended July 3, 2004 and July 5, 2003..............  5

           Notes to Condensed Consolidated Financial Statements..............  6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 41

Item 4.    Controls and Procedures........................................... 42

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 43

Item 2.    Changes In Securities, Use Of Proceeds And Issuer Purchases Of
              Equity Securities.............................................. 43

Item 4.    Submission Of Matters To A Vote Of Security Holders............... 43

Item 5.    Other Information................................................. 43

Item 6.    Exhibits and Reports on Form 8-K.................................. 44

SIGNATURES .................................................................. 45

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                    (Unaudited)
                                                                        July 3,       January 3,        July 5,
                                                                         2004            2004            2003
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    213,024    $    293,503    $     87,324
      Marketable securities                                                 58,576          50,414          35,058
      Accounts receivable - trade, net                                     452,575         390,802         423,639
      Inventories, net                                                     541,400         485,182         531,706
      Deferred income taxes                                                 46,047          45,756          45,378
      Other current assets                                                 104,425          82,744          82,429
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,416,047       1,348,401       1,205,534
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            423,967         410,741         392,383
   Goodwill - Net                                                          567,987         596,436         513,583
   Intangibles - Net                                                       271,353         244,168         218,817
   Other Assets                                                              5,161           7,253           7,938
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,684,515    $  2,606,999    $  2,338,255
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     31,965    $     18,915    $     26,174
      Accounts payable                                                     237,736         227,125         209,376
      Accrued expenses                                                     259,943         245,035         217,898
      Income taxes payable                                                  11,038          29,316           2,292
                                                                      ------------    ------------    ------------
                  Total current liabilities                                540,682         520,391         455,740
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          430,965         440,303         407,690
   Other Non-Current Liabilities                                            21,034          14,625          14,157
   Deferred Income Taxes                                                    50,552          43,861          39,066
   Commitments and Contingencies
   Minority Interest                                                        11,879           9,848           8,559
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       153,795         124,823         107,630
      Retained earnings                                                  2,646,818       2,539,742       2,380,410
      Unearned compensation expense                                        (41,111)        (21,593)         (6,108)
      Accumulated other comprehensive loss                                 (24,050)        (50,207)        (46,145)
                                                                      ------------    ------------    ------------
                                                                         2,911,889       2,769,202       2,612,224

      Common stock in treasury, at cost, 68,846,681, 66,865,854
         and 67,580,851 shares                                          (1,282,486)     (1,191,231)     (1,199,181)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,629,403       1,577,971       1,413,043
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,684,515    $  2,606,999    $  2,338,255
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

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                          Six Months Ended             Three Months Ended
                                                   ---------------------------------------------------------------
                                                     (26 weeks)     (27 weeks)      (13 Weeks)      (13 Weeks)
                                                      July 3,         July 5,         July 3,        July  5,
                                                        2004           2003            2004            2003
                                                   ---------------------------------------------------------------

Net Sales                                            $  2,128,691   $  2,035,016    $  1,025,924    $    959,417

      Cost of goods sold                                1,138,227      1,153,472         536,490         533,642
                                                     ------------   ------------    ------------    ------------

Gross Profit                                              990,464        881,544         489,434         425,775

      Selling, general & administrative expenses          790,298        695,714         403,595         347,410
                                                     ------------   ------------    ------------    ------------

Operating Income                                          200,166        185,830          85,839          78,365

      Other expense - net                                  (1,523)          (556)           (933)           (248)

      Interest expense - net                              (14,506)       (14,823)         (6,896)         (8,187)
                                                     ------------   ------------    ------------    ------------

Income Before Provision for Income Taxes                  184,137        170,451          78,010          69,930

      Provision for income taxes                           64,817         61,703          27,460          25,314
                                                     ------------   ------------    ------------    ------------

Net Income                                           $    119,320   $    108,748    $     50,550    $     44,616
                                                     ============   ============    ============    ============


Net Income per Weighted Average Share, Basic                $1.09          $1.02           $0.47           $0.42
Net Income per Weighted Average Share, Diluted              $1.08          $1.00           $0.46           $0.41

Weighted Average Shares, Basic                            108,992        106,814         108,703         107,370
Weighted Average Shares, Diluted                          110,730        108,763         110,216         109,605

Dividends Paid per Common Share                             $0.11          $0.11           $0.06           $0.06
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

                                                                               5
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                  --------------------------------
                                                                                     (26 weeks)      (27 weeks)
                                                                                       July 3,         July 5,
                                                                                        2004            2003
                                                                                  --------------------------------

Cash Flows from Operating Activities:
      Net income                                                                    $    119,320    $    108,748
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                    53,082          51,732
         Deferred income taxes                                                               429           7,127
         Other - net                                                                      10,684          12,955
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) in accounts receivable - trade                                   (66,181)        (39,604)
             (Increase) in inventories                                                   (60,051)        (59,615)
             (Increase) in other current assets                                          (21,776)        (28,047)
             Increase (decrease) in accounts payable                                      11,451         (19,034)
             Increase (decrease) in accrued expenses                                      33,176         (20,502)
             (Decrease) in income taxes payable                                          (18,092)        (23,973)
                                                                                    ------------    ------------
                  Net cash provided by (used in) operating activities                     62,042         (10,213)
                                                                                    ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                    (49)            (40)
      Purchases of property and equipment                                                (59,975)        (45,891)
      Payments for acquisitions                                                           (4,844)        (95,805)
      Payments for in-store merchandise shops                                             (3,012)         (2,297)
      Other - net                                                                         (3,007)          1,025
                                                                                    ------------    ------------
                  Net cash used in investing activities                                  (70,887)       (143,008)
                                                                                    ------------    ------------

Cash Flows from Financing Activities:
      Proceeds from short-term debt                                                       13,414           4,185
      Commercial paper - net                                                                  --          (6,819)
      Proceeds from exercise of common stock options                                      26,893          36,046
      Purchase of common stock                                                          (116,817)             --
      Dividends paid                                                                     (12,244)        (12,030)
                                                                                    ------------    ------------
                  Net cash (used in) provided by financing activities                    (88,754)         21,382
                                                                                    ------------    ------------

Effect of Exchange Rate Changes on Cash                                                   17,120           7,600
                                                                                    ------------    ------------

Net Change in Cash and Cash Equivalents                                                  (80,479)       (124,239)
Cash and Cash Equivalents at Beginning of Period                                         293,503         211,563
                                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                                          $    213,024    $     87,324
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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended July 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
-----------------------------------
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of the Eurobonds was 374.2 million euro as of July 3, 2004. Fair values for derivatives are either obtained from counter parties or developed using third-party valuation service quotes or cash flow models.

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

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
(In thousands except for per share data)              (26 weeks)      (27 weeks)      (13 Weeks)      (13 Weeks)
                                                        July 3,         July 5,         July 3,         July 5,
                                                         2004            2003            2004            2003
----------------------------------------            ----------------------------------------------------------------
Net income:
   As reported                                        $    119,320    $    108,748    $     50,550    $     44,616
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards*, net of tax               10,028           8,927           5,550           4,899
                                                      ------------    ------------    ------------    ------------
   Pro forma                                          $    109,292    $     99,821    $     45,000    $     39,717
                                                      ============    ============    ============    ============
Basic earnings per share:
   As reported                                               $1.09           $1.02           $0.47           $0.42
   Pro forma                                                 $1.01           $0.94           $0.42           $0.37
Diluted earnings per share:
   As reported                                               $1.08           $1.00           $0.46           $0.41
   Pro forma                                                 $0.99           $0.93           $0.41           $0.37

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

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2004 fiscal year reflects a 52-week period resulting in a 26-week six-month period, as compared to the 2003 fiscal year, which reflected a 53-week period resulting in a 27-week six-month period.

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On July 21, 2004, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on September 15, 2004 to stockholders of record at the close of business on August 25, 2004. As of August 5, 2004, the Company has $101.5 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
-----------------------------
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications.


2.   ACQUISITIONS

On December 1, 2003, the Company acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $4.8 million for certain post-closing adjustments. Founded in 1996 and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors in Germany, Canada and Japan. Currently, men's products account for approximately 89% of net sales, while women's products account for the balance. Based upon an independent third-party valuation of the tangible and intangible assets acquired from ENYCE, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $6.7 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 12 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). Based in Southern California, Juicy Couture is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. Juicy Couture had sales of approximately $47 million in 2002. The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $85 - 90 million. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment will be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate as of July 3, 2004). The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million.

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company notes that with respect to the Mexx payment, the Mexx sellers have selected the 2003 measurement year for the calculation of the contingent payment triggered under the process provided for in the Mexx acquisition agreement. Payment is expected to be made in mid-August 2004. The contingent payment will be approximately $192 million (160 million euro).


3.   STOCKHOLDERS' EQUITY

Activity for the six months ended July 3, 2004 and July 5, 2003 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost accounts is summarized as follows:

                                                      Capital in                       Unearned      Common stock
                                                     excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                   value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of January 3, 2004                         $    124,823    $  2,539,742    $    (21,593)   $ (1,191,231)
Net income                                                      --         119,320              --              --
Additional restricted shares issued, net of
   cancellations                                            13,664              --         (25,410)         11,746
Purchase of common stock                                        --              --              --        (116,817)
Shares returned for taxes                                       --              --              --          (2,647)
Stock options exercised                                     10,430              --              --          16,463
Tax benefit on stock options exercised                       4,878              --              --              --
Dividends declared                                              --         (12,244)             --              --
Amortization                                                    --              --           5,892              --
                                                      ------------    ------------    ------------    ------------
Balance as of July 3, 2004                            $    153,795    $  2,646,818    $    (41,111)   $ (1,282,486)
                                                      ============    ============    ============    ============

                                                      Capital in                       Unearned      Common stock
                                                     excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                   value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of December 28, 2002                       $     95,708    $  2,283,692    $    (10,185)   $ (1,230,974)
Net income                                                      --         108,748              --              --
Additional restricted shares issued, net of
   cancellations                                               418              --            (985)            461
Stock options exercised                                      4,820              --              --          31,226
Tax benefit on stock options exercised                       6,684              --              --              --
Dividends declared                                              --         (12,030)             --              --
Amortization                                                    --              --           5,062              --
                                                      ------------    ------------    ------------    ------------
Balance as of July 5, 2003                            $    107,630    $  2,380,410    $     (6,108)   $ (1,199,181)
                                                      ============    ============    ============    ============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
                                                      (26 Weeks)      (27 Weeks)      (13 Weeks)      (13 Weeks)
                                                        July 3,         July 5,         July 3,         July 5,
(Dollars in thousands)                                   2004            2003            2004            2003
----------------------                              ----------------------------------------------------------------
Net income                                            $    119,320    $    108,748    $     50,550    $     44,616
Other comprehensive income (loss), net of tax:
      Foreign currency translation (loss) gain               5,211          22,785          10,335          16,164
      Foreign currency translation of Eurobonds             10,536         (36,785)         (5,302)        (26,372)
      Changes in unrealized gains (losses) on
         securities                                          5,153          (1,140)           (135)         (2,331)
      Changes in fair value of cash flow hedges              5,257          (2,688)          2,423          (4,368)
                                                      ------------    ------------    ------------    ------------
Total comprehensive income, net of tax                $    145,477    $     90,920    $     57,871    $     27,709
                                                      ============    ============    ============    ============

Accumulated other comprehensive income (loss) consists of the following:

                                                        July 3,       January 3,        July 5,
(Dollars in thousands)                                   2004            2004            2003
----------------------                              ------------------------------------------------
Foreign currency translation (loss)                   $    (32,445)   $    (48,192)   $    (35,644)
(Losses) on cash flow hedging derivatives                   (4,814)        (10,071)         (8,797)
Unrealized gains (losses) on securities                     13,209           8,056          (1,704)
                                                      ------------    ------------    ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (24,050)   $    (50,207)   $    (46,145)
                                                      ============    ============    ============


4.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at July 3, 2004, January 3, 2004 and July 5, 2003:

                                                                              July 3, 2004
                                                    ----------------------------------------------------------------
                                                                              Unrealized               Estimated
                                                                    --------------------------------
(Dollars in thousands)                                   Cost            Gains          Losses        Fair Value
----------------------                              ----------------------------------------------------------------
Equity securities                                     $     29,000    $     22,375    $         --    $     51,375
Other holdings                                               9,234              --          (2,033)          7,201
                                                      ------------    ------------    ------------    ------------
Total                                                 $     38,234    $     22,375    $     (2,033)   $     58,576
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
                                                      ============    ============    ============    ============

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the six and three months ended July 3, 2004 and July 5, 2003, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the six months ended July 3, 2004 and July 5, 2003 were a gain of $5,124,000 (net of $2,589,000 in taxes) and a loss of $1,140,000 (net of
$650,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended July 3, 2004 and July 5, 2003 were a loss of $373,000 (net of $202,000 in taxes) and a loss of $2,331,000 (net of $1,320,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                                        July 3,       January 3,        July 5,
(Dollars in thousands)                                   2004            2004            2003
----------------------                              ------------------------------------------------
Raw materials                                         $     28,531    $     25,922    $     28,931
Work in process                                             18,447           6,085          13,046
Finished goods                                             494,422         453,175         489,729
                                                      ------------    ------------    ------------
Total                                                 $    541,400    $    485,182    $    531,706
                                                      ============    ============    ============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                        July 3,       January 3,        July 5,
(Dollars in thousands)                                   2004            2004            2003
----------------------                              ------------------------------------------------
Land and buildings                                    $    139,983    $    140,198    $    140,311
Machinery and equipment                                    340,386         328,525         322,206
Furniture and fixtures                                     158,216         145,423         129,107
Leasehold improvements                                     312,016         282,373         261,698
                                                      ------------    ------------    ------------
                                                           950,601         896,519         853,322
Less: Accumulated depreciation
      and amortization                                     526,634         485,778         460,939
                                                      ------------    ------------    ------------
Total property and equipment, net                     $    423,967    $    410,741    $    392,383
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

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table discloses the carrying value of all the intangible assets:

                                                        July 3,       January 3,        July 5,
(Dollars in thousands)                                   2004            2004            2003
----------------------                              ------------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks                                $     42,849    $     42,849    $     42,849
   Customer relationships                                    6,700              --              --
   Merchandising rights                                     74,100          71,138          76,217
                                                      ------------    ------------    ------------
     Subtotal                                         $    123,649    $    113,987    $    119,066
                                                      ------------    ------------    ------------
Accumulated Amortization:
   Licensed trademarks                                $    (15,991)   $    (13,963)   $    (12,102)
   Customer relationships                                     (391)             --              --
   Merchandising rights                                    (52,270)        (45,212)        (50,203)
                                                      ------------    ------------    ------------
     Subtotal                                         $    (68,652)   $    (59,175)   $    (62,305)
                                                      ------------    ------------    ------------
Net:
   Licensed trademarks                                $     26,858    $     28,886    $     30,747
   Customer relationships                                    6,309              --              --
   Merchandising rights                                     21,830          25,926          26,014
                                                      ------------    ------------    ------------
Total amortized intangible assets, net                $     54,997    $     54,812    $     56,761
                                                      ============    ============    ============

Unamortized intangible assets:
------------------------------
Owned trademarks                                      $    216,356    $    189,356    $    162,056
                                                      ------------    ------------    ------------
Total intangible assets                               $    271,353    $    244,168    $    218,817
                                                      ============    ============    ============

Intangible amortization expense was $9.5 million and $8.1 million for the six months ended July 3, 2004 and July 5, 2003, respectively, and $5.1 million and $3.1 million for the three months ended July 3, 2004 and July 5, 2003, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2004                                             $ 18.4
2005                                               11.7
2006                                                7.3
2007                                                5.7
2008                                                3.7

The changes in carrying amount of goodwill for the six months ended July 3, 2004 are as follows:

                                                        Wholesale      Wholesale
(Dollars in thousands)                                  Apparel       Non-Apparel        Total
----------------------                              ------------------------------------------------
Balance January 3, 2004                               $    586,841    $      9,595    $    596,436
   Enyce:
     Reclassification for trademarks                       (27,000)             --         (27,000)
     Reclassification for customer relationships            (6,700)    --                   (6,700)
     Additional purchase price                               6,825     --                    6,825
   Translation difference                                   (1,003)    --                   (1,003)
   Other                                                      (571)             --            (571)
                                                      ------------    ------------    ------------
Balance July 3, 2004                                  $    558,392    $      9,595    $    567,987
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

On October 21, 2002, the Company entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 3, 2004, the Company had no borrowings outstanding under the Agreement.

As of July 3, 2004, January 3, 2004 and July 5, 2003, the Company had lines of credit aggregating $543 million, $487 million and $466 million, respectively, which were primarily available to cover trade letters of credit. At July 3, 2004, January 3, 2004 and July 5, 2003, the Company had outstanding trade letters of credit of $360 million, $254 million and $328 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries have unsecured lines of credit totaling approximately $112.6 million (based on the exchange rates as July 3, 2004), which is included in the aforementioned $543 million available lines of credit. As of July 3, 2004, a total of $31.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of the Company's debt will mature in less than one year and will be refinanced under existing credit lines.


9. CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

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


10.  RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by a $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million was expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of July 3, 2004 was $288,000. The Company expects that these activities will be complete by December 2004.

A summary of the changes in the restructuring reserves is as follows:

                                                                                       Estimated
                                                                      Operating &      Occupancy
                                                     Store Closure  Administrative   Costs & Asset
(Dollars in thousands)                                   Costs        Exit Costs      Write Downs        Total
----------------------                              ----------------------------------------------------------------
Balance at January 3, 2004                              $  1,739        $    200        $     30        $  1,969
   Spending for six months ended July 3, 2004              1,634              17              30           1,681
                                                        --------        --------        --------        --------
Balance at July 3, 2004                                 $    105        $    183        $     --        $    288
                                                        ========        ========        ========        ========


11.  EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                           Six Months Ended               Three Months Ended
                                                    ----------------------------------------------------------------
                                                        July 3,         July 5,         July 3,         July 5,
(Amounts in thousands)                                   2004            2003            2004            2003
----------------------                              ----------------------------------------------------------------
Weighted average common shares outstanding                 108,992         106,814         108,703         107,370
Effect of dilutive securities:
    Stock options and restricted stock grants                1,738           1,949           1,513           2,235
                                                      ------------    ------------    ------------    ------------
Weighted average common shares outstanding and
    common share equivalents                               110,730         108,763         110,216         109,605
                                                      ============    ============    ============    ============

                                                                              18
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended July 3, 2004, the Company made income tax payments of $76,435,000 and interest payments of $1,228,000. During the six months ended July 5, 2003, the Company made income tax payments of $75,994,000 and interest payments of $859,000. During the three months ended July 3, 2004, the Company made income tax payments of $57,917,000 and interest payments of $725,000. During the three months ended July 5, 2003, the Company made income tax payments of $53,829,000 and interest payments of $493,000.


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

Certain items in the Company's International businesses have been reclassified to conform to current year's classifications. In addition, as the Company is creating the multi-brand platform in Europe it has the opportunity to reengineer cost allocation processes to more fairly reflect the operating income for each of its segments. It is the Company's obligation to reflect these changes and present historical financial information on a comparable basis.

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

                                                                              19
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                            For the Six Months Ended July 3, 2004
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    --------------------------------------------------------------------------
NET SALES:
   Total net sales                          $ 1,489,919    $   236,880    $   471,955    $   (70,063)   $ 2,128,691
   Intercompany sales                           (79,958)        (7,057)            --         87,015             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 1,409,961    $   229,823    $   471,955    $    16,952    $ 2,128,691
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   170,589    $    20,267    $    20,992    $   (11,682)   $   200,166
   Intercompany segment operating
     income (loss)                              (21,136)        (4,098)            --         25,234             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   149,453    $    16,169    $    20,992    $    13,552    $   200,166
                                            ===========    ===========    ===========    ===========    ===========

                                                            For the Six Months Ended July 5, 2003
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    --------------------------------------------------------------------------
NET SALES:
   Total net sales                          $ 1,474,259    $   233,761    $   404,052    $   (77,056)   $ 2,035,016
   Intercompany sales                           (84,096)        (8,151)            --         92,247             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 1,390,163    $   225,610    $   404,052    $    15,191    $ 2,035,016
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   156,960    $    19,769    $    22,735    $   (13,634)   $   185,830
   Intercompany segment operating
     income (loss)                              (19,811)        (3,693)            --         23,504             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   137,149    $    16,076    $    22,735    $     9,870    $   185,830
                                            ===========    ===========    ===========    ===========    ===========

                                                           For the Three Months Ended July 3, 2004
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    --------------------------------------------------------------------------
NET SALES:
   Total net sales                          $   677,826    $   122,507    $   263,932    $   (38,341)   $ 1,025,924
   Intercompany sales                           (42,300)        (3,690)            --         45,990             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   635,526    $   118,817    $   263,932    $     7,649    $ 1,025,924
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $    60,763    $    13,070    $    27,750    $   (15,744)   $    85,839
   Intercompany segment operating
     income (loss)                              (18,407)        (3,065)            --         21,472             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    42,356    $    10,005    $    27,750    $     5,728    $    85,839
                                            ===========    ===========    ===========    ===========    ===========

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                           For the Three Months Ended July 5, 2003
                                          --------------------------------------------------------------------------
                                            Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                       Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    --------------------------------------------------------------------------
NET SALES:
   Total net sales                          $   649,063    $   111,868    $   220,937    $   (22,451)   $   959,417
   Intercompany sales                           (28,787)          (766)            --         29,553             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   620,276    $   111,102    $   220,937    $     7,102    $   959,417
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $    57,858    $     9,430    $    25,668    $   (14,591)   $    78,365
   Intercompany segment operating
     income (loss)                              (16,170)        (2,456)            --         18,626             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $    41,688    $     6,974    $    25,668    $     4,035    $    78,365
                                            ===========    ===========    ===========    ===========    ===========

                                      July 3,       January 3,      July 5,
(Dollars in thousands)                  2004           2004           2003
----------------------             ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                 $ 2,103,374    $ 2,006,673    $ 1,790,015
   Wholesale Non-Apparel                 147,917        170,315        192,649
   Retail                                540,462        524,721        474,407
   Corporate                             180,547        186,390        173,362
   Eliminations                         (287,785)      (281,100)      (292,178)
                                     -----------    -----------    -----------
     Total assets                    $ 2,684,515    $ 2,606,999    $ 2,338,255
                                     ===========    ===========    ===========

GEOGRAPHIC DATA:

                                                Six Months Ended             Three Months Ended
                                         ------------------------------------------------------------
                                            July 3,        July 5,        July 3,        July 5,
(Dollars in thousands)                        2004           2003           2004           2003
----------------------                   ------------------------------------------------------------
NET SALES:
   Domestic sales                          $ 1,625,591    $ 1,617,008    $   791,078    $   762,975
   International sales                         503,100        418,008        234,846        196,442
                                           -----------    -----------    -----------    -----------
     Total net sales                       $ 2,128,691    $ 2,035,016    $ 1,025,924    $   959,417
                                           ===========    ===========    ===========    ===========

OPERATING INCOME:
   Domestic operating income               $   175,859    $   158,751    $    81,243    $    69,145
   International operating income               24,307         27,079          4,596          9,220
                                           -----------    -----------    -----------    -----------
     Total operating income                $   200,166    $   185,830    $    85,839    $    78,365
                                           ===========    ===========    ===========    ===========

                                      July 3,       January 3,      July 5,
(Dollars in thousands)                  2004           2004           2003
----------------------             ---------------------------------------------
TOTAL ASSETS:
   Domestic                          $ 1,875,047    $ 1,821,706    $ 1,662,351
   International                         809,468        785,293        675,904
                                     -----------    -----------    -----------
     Total assets                    $ 2,684,515    $ 2,606,999    $ 2,338,255
                                     ===========    ===========    ===========


14.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At July 3, 2004, the Company had forward contracts maturing through May 2005 to sell 66 million euro for $76 million, 3.5 million Pounds Sterling for 5.2 million euro and 1 million Canadian dollars for $760,000. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2004 was approximately $83

                                                                              21
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

million, as compared with approximately $76 million at year-end 2003 and approximately $30 million at the end of the second quarter of 2003. At the end of the second quarter of 2004, the Company had no euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $48 million in euro currency collars at the end of the second quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $4.5 million at the end of the second quarter of 2004, $11.8 million at year-end 2003 and approximately $8.9 million at the end of the second quarter of 2003. The ineffective portion of these contracts was approximately $700,000 and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 3, 2004.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting will be August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the six months ended July 3, 2004.


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

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. This statement did not have an impact on the Company's Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The implementation of this EITF consensus in the third quarter of 2004 is not expected to have a material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our core LIZ CLAIBORNE brand along with our better-priced specialty apparel (INTUITIONS, SIGRID OLSEN and REALITIES), bridge-priced (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, VILLAGER and J.H. COLLECTIBLES), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE, JANE STREET, ENYCE and SWC) businesses, as well as our licensed DKNY(R)JEANS, DKNY(R)ACTIVE, and CITY DKNY(R)businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses (as previously announced, our KENNETH COLE apparel license will expire at the end of the year). The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under our MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 273 outlet stores, 239 specialty retail stores and 608 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R)JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, LAUNDRY and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE domestic Specialty Retail stores (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

Certain items in our International businesses have been reclassified to conform to current year's classifications. In addition, as we are creating the multi-brand platform in Europe we have the opportunity to reengineer cost allocation processes to more fairly reflect the operating income for each of our segments. It is our obligation to reflect these changes and present historical financial information on a comparable basis.

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

2004 First Half Overall Results
-------------------------------

Net Sales
---------

Net sales for the first half of 2004 were a record $2.129 billion, an increase of $93.7 million, or 4.6%, over 2003 first half net sales, as we continued the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution.

The sales results reflect $98.3 million of sales from our recently acquired JUICY COUTURE and ENYCE businesses. Approximately $47.7 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening Euro on the reported results of our international businesses. We also experienced sales increases in our MEXX Europe, SIGRID OLSEN, DKNY(R) Jeans and LUCKY BRAND DUNGAREES businesses.

These increases more than offset sales decreases in our core LIZ CLAIBORNE better-priced department store business and our moderate-priced Special Markets businesses. Our LIZ CLAIBORNE business continues to be challenged by increasingly conservative buying patterns of our retail store customers as they focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel as a result of the introduction of new offerings by our competitors. Because of these challenges, we continue to plan our 2004 core LIZ CLAIBORNE business down in the mid-teens on a percentage basis. Notwithstanding this, we note that the sales performance of our LIZ CLAIBORNE brands at retail has been encouraging overall year-to-date, with above plan sales and inventory levels significantly below those of the prior year period. Our moderate businesses also face challenges of retailer focus on inventory productivity and conservative planning. For our moderate businesses, we are planning sales to be down 10%, reflecting an improvement from the previously forecasted mid-teens decrease, as a result of the recent improved performance of a number of our moderate brands. We believe these expected declines will be more than offset in 2004 by increases in other brands within our portfolio, including MEXX, as well as our recently acquired JUICY COUTURE and ENYCE brands, which will include a full year's sales in 2004. In addition, we expect to continue to pursue our acquisition strategy, seeking out opportunities that are on strategy, financially attractive and involve manageable execution risks.

Gross Profit and Net Income
---------------------------

Our gross profit improved in the first half of 2004 reflecting continued focus on inventory management and lower sourcing costs. Our gross profit also benefited from the acquisition of JUICY COUTURE and the continued growth of our MEXX Europe business, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $119.3 million in the first half of 2004 from $108.7 million in 2003, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------

Our financial position continues to be strong. We ended the first half of 2004 with a net debt position of $191.3 million as compared to $311.5 million at July 5, 2003. This $120.2 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the trailing twelve months of $464.3 million partially offset by the payments made to acquire ENYCE and JUICY COUTURE, stock repurchases of $116.8 million and the effect of foreign currency translation on our Eurobonds, which added $27.8 million to our debt balance.

International Operations
------------------------

In the first half of 2004, sales from our international segment represented 23.6% of our overall sales, as opposed to 20.5% in the 2003 first half. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and the planned launch of a number of our brands in Europe utilizing the MEXX corporate platform, including ELLEN TRACY, ENYCE and LUCKY BRAND DUNGAREES. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $47.7 million, or 56.1%, of the increase of international sales from the 2003 first half. Over the past few years, the Euro and the Canadian dollar have strengthened against the US dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

In connection with the May 2001 acquisition of Mexx Group B.V. ("MEXX Europe"), we agreed to make a contingent payment to be determined as a multiple of MEXX's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The selection of the measurement year is at either party's option. We note that with respect to the MEXX payment, the MEXX sellers have selected the 2003 measurement year for the calculation of the contingent payment triggered under the process provided for in the MEXX acquisition agreement. Payment is expected to be made in mid-August 2004. The contingent payment will be approximately $192 million (160 million euro).

In July 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first half 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2004 measurement year is selected the payment would be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate in effect at July 3, 2004).

In September 2002, we acquired 100 percent of the equity interest of Ellen Tracy, Inc., a privately held fashion apparel company, and related companies (collectively "Ellen Tracy") for a purchase price of $177.0 million, including the assumption of debt and fees. Ellen Tracy designs, wholesales and markets women's sportswear. Founded in 1949 and based in New York City, Ellen Tracy sells its products predominantly to select specialty stores and upscale department stores at bridge price points which are somewhat higher than the Company's core better-priced businesses. Brands include ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"), a privately held fashion apparel company. Founded in 1994 and based in southern California, JUICY COUTURE is a premium designer, marketer and wholesaler of sophisticated basics for women, men and children and is recognized around the world as a leading contemporary brand of casual lifestyle clothing. JUICY COUTURE sells its products predominantly through select specialty stores and upscale department stores and price points. The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $85 - 90 million.

On December 1, 2003, we acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $4.8 million for certain post-closing adjustments.

Founded in 1996 and based in New York City, ENYCE is a designer, marketer and wholesaler of fashion forward streetwear, denim-based lifestyle products, outerwear, athletic-inspired apparel, casual tops and knitwear for men and women through its ENYCE(R) and Lady ENYCE(R) brands. ENYCE sells its products primarily through specialty store chains, better specialty stores and select department stores, as well as through international distributors (where arrangements are under review) in Germany, Canada and Japan. Currently, men's products account for approximately 89% of net sales, while women's products account for the balance.

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

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. This presentation reflects a change instituted effective with the first half of Fiscal 2003, from our prior practice of presenting specific segment information prior to intercompany eliminations. Fiscal 2003 data presented in this "Management's Discussion and Analysis" have been restated to conform to the presentation methodology used for Fiscal 2004.

THREE MONTHS ENDED JULY 3, 2004 COMPARED TO THREE MONTHS ENDED JULY 5, 2003
---------------------------------------------------------------------------

The following table sets forth our operating results for the three months ended July 3, 2004 compared to the three months ended July 5, 2003:

                                      Three months ended         Variance
                                   ---------------------------------------------
                                     July 3,      July 5,
Dollars in millions                    2004        2003         $         %
--------------------------------------------------------------------------------

Net Sales                           $ 1,025.9   $    959.4   $   66.5    6.9%

Gross Profit                            489.4        425.8       63.6   15.0%

Selling, general & administrative
   expenses                             403.6        347.4       56.2   16.2%

Operating Income                         85.8         78.4        7.4    9.5%

Other income (expense) - net             (0.9)       (0.2)        0.7  350.0%

Interest (expense) - net                 (6.9)       (8.2)       (1.3) (15.9)%

Provision for income taxes               27.4         25.4        2.0    7.9%

Net Income                          $    50.6   $     44.6   $    6.0   13.4%

Net Sales
---------
Net sales for the second quarter of 2004 were a record $1.026 billion, an increase of $66.5 million, or 6.9%, over net sales for the second quarter of 2003. The acquisition of ENYCE (acquired December 1, 2003) added approximately $17.1 million in net sales for the quarter. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, added approximately $11.8 million in sales during the quarter. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales  increased  $15.3 million,  or 2.5%, to $635.5
     ------------------
     million. This result reflected the following:
     - The addition of $17.1 million of sales from our recently acquired ENYCE business;

     - A $5.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $7.1 million net decrease primarily reflecting a 19.4% decrease in our LIZ CLAIBORNE business (a 16.5% sales decrease excluding the impact of lower shipments to the off-price channel) and a 10.7%
          decrease in our Special Markets business, partially offset by increases, exclusive of the impact of foreign currency exchange rates, in our MEXX Europe (due to continued growth), JUICY COUTURE (due to continued increases in demand), ELLEN TRACY (due to the strength of the higher-priced Collection business), DANA BUCHMAN (due to higher average unit prices resulting from new luxury product offerings), licensed DKNY(R) Jeans business (due to an increase in replenishment programs (which provide for the reordering by retail customers of basic ongoing styles) and expansion in existing accounts) and SIGRID OLSEN (due to a strong demand in the recently introduced replenishment programs) businesses. The decrease in our LIZ CLAIBORNE business resulted from a continued focus by our retail customers on inventory productivity and conservative planning, lower volume due to the upward migration of certain retailers to exclusive and differentiated product offerings, growth in department store private label brands and the introduction of new competitive offerings. The decrease in our Special Markets business resulted from lower volume due to the continued focus by our retail customers on inventory productivity and conservative planning.

o    Wholesale  Non-Apparel net sales increased $7.7 million, or 6.9%, to $118.8
     ----------------------
     million. The increase was primarily due to new products representing the extension of our JUICY COUTURE and ELLEN TRACY apparel brands into the non-apparel segment, as well as notable growth in our MONET Jewelry, Fashion Accessories, licensed KENNETH COLE and LUCKY BRAND businesses. These gains were partially offset by planned decreases in our Cosmetics business.

     The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $43.0 million, or 19.5%, to $263.9 million.  The
     ------
     increase reflected the following:
     - A $6.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $36.7 million net increase primarily driven by increases in our MONET International business, higher comparable store sales in our Specialty Retail business (including a 14% comparable store sales increase in our LUCKY BRAND business), the net addition of 10 new LUCKY BRAND stores, 8 new Specialty Retail and Outlet stores in our MEXX Europe business and 8 new Specialty Retail and Outlet stores in our MEXX Canada business, in addition to the opening of 3 MEXX USA and 16 Sigrid Olsen Specialty Retail stores over the last twelve months. We also opened 112 net new international concession stores in Europe over the last twelve months.

     Comparable store sales increased by 0.5% in our Outlet business and increased by 8.6% overall in our Specialty Retail business. We ended the quarter with a total of 273 Outlet stores, 239 Specialty Retail stores and 608 international concession stores.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $0.5
     ---------
     million to $7.6 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales increased by $28.1 million, or
                               --------
3.7%, to $791.1 million, reflecting the contributions of new product launches and recent acquisitions, partially offset by declines in our core LIZ CLAIBORNE and Special Markets businesses. International net sales increased $38.4 million,
                                -------------
or 19.5%, to $234.8 million, reflecting the results of our MEXX Europe business; approximately $11.8 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $63.6 million, or 15.0%, to $489.4 million in the second quarter of 2004 over the second quarter of 2003. Gross profit as a percent of net sales increased to 47.7% in 2004 from 44.4% in 2003. Approximately $6.8 million of the increase in the quarter was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management; lower sourcing costs and higher overall sell-through of our products at retail. Growth in our

MEXX Europe business also contributed to the rate increase, as this business runs at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $56.2 million, or 16.2%, to $403.6 million in the second quarter of 2004 over the second quarter of 2003 and as a percent of net sales increased to 39.3% from 36.2%.
Approximately $6.7 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, while approximately $14.7 million of the increase in the quarter was related to the acquisition of ENYCE and the start-up of new businesses. The higher SG&A rate primarily reflected reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE and Special Markets businesses, the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, and additional costs associated with the creation of a multi-brand platform in Europe, partially offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the second quarter of 2004 was $85.8 million, an increase of $7.4 million, or 9.5%, over last year. Operating income as a percent of net sales increased to 8.4% in 2004 compared to 8.2% in 2003. The increase was the result of increased sales, lower sourcing costs, improved inventory management, partially offset by increased expenses related to the start up of new businesses and retail expansion. The impact of foreign currency exchange rates in our international businesses was not material to operating income. Operating income by business segment is provided below:

o    Wholesale  Apparel  operating  income  increased  slightly to $42.4 million
     ------------------
     (6.7% of net sales) in 2004 compared to $41.7 million (6.7% of net sales) in 2003, principally reflecting the inclusion of our recently acquired ENYCE business and increased profits in our JUICY COUTURE, licensed DKNY(R) Jeans, ELLEN TRACY, DANA BUCHMAN, Special Markets, LUCKY BRAND, SIGRID OLSEN and CLAIBORNE Men's businesses, offset by reduced profits in our LIZ CLAIBORNE business as a result of the lower sales volume and the increased costs associated with the creation of a multi-brand platform in Europe discussed above.
o    Wholesale  Non-Apparel  operating  income  was $10.0  million  (8.4% of net
     ----------------------
     sales) in 2004 compared to $7.0 million (6.3% of net sales) in 2003, principally due to the addition of our recently launched JUICY COUTURE business and increases in our Fashion Accessories and MONET Jewelry businesses, partially offset by planned decreases in our Cosmetics business.
o    Retail  operating  income  was $27.8  million  (10.5% of net sales) in 2004
     ------
     compared to $25.7 million (11.6% of net sales) in 2003, principally reflecting increased profits from our MONET International and LUCKY BRAND businesses, partially offset by losses in our LIZ CLAIBORNE Europe concession business (due to weak consumer response in the European markets and investments associated with a new management structure and new product design team put into place in the fourth quarter of 2003) and costs associated with our direct to consumer initiatives (namely, the MEXX USA and SIGRID OLSEN Specialty Retail formats and our Liz.com website).
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $1.7 million to $5.7 million in 2004 compared to $4.0 million in 2003.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased by $12.1
                                 --------
million, or 17.5%, to $81.2 million, predominantly reflecting the contribution of new and recent acquisitions, offset by reduced profits in our core LIZ CLAIBORNE and Special Markets businesses. International operating profit
                                                -------------
decreased $4.6 million, or 50.2% to $4.6 million, reflecting losses in our LIZ CLAIBORNE Europe business and the incremental costs associated with the creation of the multi-brand platform in Europe, and well as the reasons discussed above.

Net Other Expense
-----------------
Net other expense in the second quarter of 2004 was $0.9 million compared to $0.2 million in the second quarter of 2003. In 2004 net other expense was comprised of $1.3 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income. In 2003, net other expense was principally comprised of $0.8 million of minority interest expense, partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the second quarter of 2004 was $6.9 million, compared to $8.2 million in the second quarter of 2003, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. The impact of lower effective interest rates from our interest rate swap agreements accounted for the majority of the decrease.

Provision for Income Taxes
--------------------------
The income tax rate in the second quarter of 2004 decreased to 35.2% from 36.2% in the prior year as a result of change to the European organizational structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations in nine European countries.

Net Income
----------
Net income in the second quarter of 2004 increased to $50.6 million, or 4.9% of net sales, from $44.6 million in the second quarter of 2003, or 4.7% of net sales. Diluted earnings per common share ("EPS") increased to $0.46 in 2004, from $0.41 in 2003, a 12.2% increase.

Average diluted shares outstanding increased by 0.6 million shares to 110.2 million in the second quarter of 2004 on a period-to-period basis, as a result of the exercise of stock options and the effect of dilutive securities, partially offset by the impact of shares repurchased during the quarter.

SIX MONTHS ENDED JULY 3, 2004 COMPARED TO SIX MONTHS ENDED JULY 5, 2003
-----------------------------------------------------------------------

The following table sets forth our operating results for the six months ended July 3, 2004 (comprised of 26 weeks) compared to the six months ended July 5, 2003 (comprised of 27 weeks):

                                      Six months ended            Variance
                                   ---------------------------------------------
                                     July 3,      July 5,
Dollars in millions                    2004        2003         $         %
--------------------------------------------------------------------------------
Net Sales                           $ 2,128.7   $ 2,035.0    $   93.7    4.6%

Gross Profit                            990.5       881.5       109.0   12.4%

Selling, general & administrative
   expenses                             790.3       695.7        94.6   13.6%

Operating Income                        200.2       185.8        14.4    7.7%

Other income (expense) - net             (1.6)       (0.6)        1.0  166.7%

Interest (expense) - net                (14.5)      (14.8)        (.3)  (2.0%)

Provision for income taxes               64.8        61.7         3.1    5.0%

Net Income                          $   119.3   $   108.7    $   10.6    9.8%

Net Sales
---------
Net sales for the first half of 2004 (which was comprised of 26 weeks) were a record $2.129 billion, an increase of $93.7 million, or 4.6%, over net sales for the first half of 2003 (which was comprised of 27 weeks). The acquisitions of JUICY COUTURE (acquired April 7, 2003) and ENYCE (acquired December 1, 2003) added approximately $98.3 million in net sales in the first half. Approximately $47.7 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales  increased  $19.8 million,  or 1.4%, to $1.410
     ------------------
     billion. This result reflected:
     - A $89.6 million increase resulting from the acquisitions of JUICY COUTURE and ENYCE;

     - A $27.6 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $97.4 million net decrease primarily reflecting a 24.6% decrease in our core LIZ CLAIBORNE business (a 19.9% sales decrease excluding the impact of lower shipments to the off-price channel) and a 14.9% decrease in our Special Markets business (due to the challenging retail environment and conservative inventory management of retailers in this sector), partially offset by increases, exclusive of the impact of foreign currency exchange rates, in our MEXX Europe business (due to continued growth), ELLEN TRACY (due to the strength of the higher-priced Collection business), and licensed DKNY(R) Jeans and SIGRID OLSEN (due to a strong increase in their new replenishment programs (which provide for the reordering by retail customers of basic ongoing styles)) businesses. The decrease in our LIZ CLAIBORNE and Special Markets businesses resulted from lower volume due to the factors described above in the Overview section, and in the case of the LIZ CLAIBORNE business a lower amount of shipments to off price channels resulting from conservative inventory planning and management.

o    Wholesale  Non-Apparel  net sales  increased by $4.2  million,  or 1.9%, to
     ----------------------
     $229.8 million. The increase primarily reflected increases in our MONET Jewelry business, the addition of our recently launched JUICY COUTURE business and the introduction of products under our KENNETH COLE Jewelry license. These gains were partially offset by planned decreases in our Cosmetics business.

     The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $67.9 million, or 16.8%, to $472.0 million.  The
     ------
     increase reflected the following:
     - A $19.6 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $48.3 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 15% comparable store sales increase in our LUCKY BRAND business) and the net store openings and new concessions mentioned above.

     Comparable store sales increased 5.6% in our Specialty Retail business and decreased 0.2% in our Outlet business. Excluding the extra week in the 2003 period, Specialty Retail comparable store sales increased 9.7% and Outlet comparable store sales increased 3.9%.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $1.8
     ---------
     million to $17.0 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales increased by $8.6 million,  or
                               --------
0.5%, to $1.626 billion, reflecting the contributions of new product launches and recent acquisitions, partially offset by declines in our core LIZ CLAIBORNE and Special Markets businesses, International net sales increased $85.1 million,
                                -------------
or 20.4%, to $503.1 million, reflecting the results of our MEXX Europe and MEXX Canada businesses; approximately $47.7 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $109.0 million, or 12.4%, to $990.5 million in the first half of 2004 over the first half of 2003. Gross profit as a percent of net sales increased to 46.5% in 2004 from 43.3% in 2003. Approximately $25.8 million of the increase in the half was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management and lower sourcing costs. Our gross profit also benefited from the acquisition of JUICY COUTURE and the continued growth in our MEXX Europe business, as each of these businesses run at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $94.6 million, or 13.6%, to $790.3 million in the first half of 2004 over the first half of 2003 and as a percent of net sales increased to 37.1% from 34.2%. Approximately $37.1 million of the increase resulted from the acquisitions of JUICY COUTURE and ENYCE and the start-up of new businesses, while approximately $22.9 million of the increase resulted from the impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the euro. The remainder of the increase resulted from volume-related growth and cost increases.

SG&A as a percent of sales increased due to reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE and Special Markets businesses, the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, and additional costs associated with the creation of a multi-brand platform in Europe, partially offset by the favorable impact of Company-wide expense control initiatives.

Operating Income
----------------
Operating income in the first half of 2004 was $200.2 million, an increase of $14.3 million, or 7.7%, over 2003. Operating income as a percent of net sales increased to 9.4% in the first half of 2004 compared to 9.1% in 2003, primarily as a result of increased net sales and the improved gross margin rate discussed earlier. Approximately $2.9 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Operating income by business segment is provided below:

o    Wholesale  Apparel  operating  income  increased  $12.4  million  to $149.5
     ------------------
     million (10.6% of net sales) in the first half of 2004 compared to $137.1 million (9.9% of net sales) in 2003, principally reflecting the acquisitions of JUICY COUTURE and ENYCE and increased profits in our licensed DKNY(R) Jeans, ELLEN TRACY, CLAIBORNE Men's, LUCKY BRAND and SIGRID OLSEN businesses, partially offset by reduced profits in our LIZ CLAIBORNE business as a result of the lower sales volume discussed above.
o    Wholesale  Non-Apparel  operating  income was nearly flat at $16.2  million
     ----------------------
     (7.0% of net sales) in the first half of 2004 compared to $16.1 million (7.1% of net sales) in 2003, reflecting increases in our MONET Jewelry and department store Fashion Accessories businesses and the addition of our recently launched JUICY COUTURE Accessories business, partially offset by the impact of reduced sales volume in our Cosmetics business due to weakness in demand.
o    Retail  operating  income  decreased $1.7 million to $21.0 million (4.4% of
     ------
     net sales) in 2004 compared to $22.7 million (5.6% of net sales) in 2003, principally reflecting losses in our LIZ CLAIBORNE Europe business (which is primarily a concession business) due to weak consumer response to Spring offerings and investments associated with a new management structure and new product design team put into place in the fourth quarter of 2004, as well as costs associated with our direct-to-consumer initiatives (namely, the MEXX USA and SIGRID OLSEN specialty retail formats and our Liz.com website), partially offset by an increase in profits from our MONET International and LUCKY BRAND businesses and the impact of the closure of our domestic LIZ CLAIBORNE Specialty stores in 2003.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $3.7 million to $13.6 million in 2004 compared to $9.9 million in 2003.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased by $17.1
                                 --------
million, or 10.8%, to $175.9 million, predominantly reflecting the contribution of new and recent acquisitions, offset by reduced profits in our core LIZ CLAIBORNE and Special Markets businesses. International operating profit
                                                -------------
decreased $2.8 million, or 10.2% to $24.3 million, reflecting the results of losses in our LIZ CLAIBORNE Europe business and the incremental costs associated with the creation of the multi-brand platform in Europe, and well as the reasons described above, partially offset by the favorable impact of foreign exchange rates of $2.9 million.

Net Other Expense
-----------------
Net other expense in the first half of 2004 was $1.6 million compared to $0.6 million in the first half of 2003. In 2004 net other expense was comprised of $2.0 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income. In 2003, net other expense was principally comprised of $1.1 million of minority interest expense.

Net Interest Expense
--------------------
Net interest expense in the first half of 2004 was $14.5 million, compared to $14.8 million in the first half of 2003, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.

Provision for Income Taxes
--------------------------
The income tax rate in the first half of 2004 decreased to 35.2% from 36.2% in the prior year as a result of change to the European organizational structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations in nine European countries.

Net Income
----------
Net income in the first half of 2004 increased to $119.3 million, or 5.6% of net sales, from $108.7 million in the first half of 2003, or 5.3% of net sales. Diluted earnings per common share ("EPS") increased 8.0% to $1.08 in 2004, from $1.00 in 2003.

Average diluted shares outstanding increased by 2.0 million shares to 110.7 million in the first half of 2004 on a year-over-year basis, as a result of the exercise of stock options and the effect of dilutive securities, partially offset by the impact of shares repurchased during the second quarter of 2004.


FORWARD OUTLOOK
---------------

Retailers continue to be focused on inventory productivity to drive sales and avoid excess inventory. This planned increase in productivity, the overall negative retail sales trends in 2003 and the focus on brand differentiation have resulted in very conservative planned retailer receipts in all sectors for 2004. While improving sales trends for our brands drove our higher than planned sales performance in the second quarter, we continue to take a conservative and prudent approach in planning our business.

In light of our improving sales trends, for fiscal 2004, we have raised our previous guidance, forecasting a net sales increase of 7 - 8% (including a 1.6% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 11.1% - 11.3% and EPS in the range of $2.79
- $2.83, including an approximate 4 cent impact from stock repurchases made year to date.
o In our Wholesale Apparel segment, we expect fiscal 2004 net sales to increase in the range of 4 - 5% (including a 1% sales increase due to the projected impact of foreign currency exchange rates), primarily driven by the inclusion of a full year's sales in our JUICY COUTURE and ENYCE businesses, the launches of our REALITIES and INTUITIONS brands and increases in our MEXX Europe, SIGRID OLSEN, licensed DKNY(R) Jeans, ELLEN TRACY and LUCKY BRAND businesses, offset by a mid-teens decrease in our LIZ CLAIBORNE business and an approximate 10% decrease in our Special Markets business.
o In our Wholesale Non-Apparel segment, we expect fiscal 2004 net sales to increase in the range of 5 - 7%, primarily driven by the introduction of new products.
o In our Retail segment, we expect fiscal 2004 net sales to increase in the range of 16 - 20% (including a 3% sales increase due to the projected impact of foreign currency exchange rates), primarily driven by continued growth in MEXX Europe with plans to open 12 new freestanding stores and 43 concessions, the continuation of the LUCKY BRAND roll-out with plans for an additional 15 new stores, and plans for a total of 29 net new outlet stores in various formats in Europe, Canada and the USA. We are proceeding with a conservative rollout of the MEXX USA format with plans for 4 new stores. In addition, we are also planning to open 19 new stores in the SIGRID OLSEN format. Overall, we are planning a low single digit comp sales increase in this segment.
o In our Corporate segment, we expect fiscal 2004 licensing revenue to increase by 20% over 2003.

For the third quarter of 2004, we forecast a net sales increase of 9 - 10% (including a 1.5% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 13.9% - 14.1% and EPS in the range of $1.00 - $1.02.
o In our wholesale apparel segment, we expect third quarter 2004 net sales to increase in the range of 6 - 7%, primarily driven by the acquisition of ENYCE and increases in our Mexx Europe, Juicy Couture, licensed DKNY(R) Jeans, Sigrid Olsen, and Lucky Brand businesses, partially offset by decreases in our Liz Claiborne business.
o In our wholesale non-apparel segment, we expect third quarter 2004 net sales to increase in the range of 14 - 17%, driven by increases in all existing businesses and the introduction of new brands.
o In our retail segment, we expect third quarter 2004 net sales to increase in the range of 16 - 18%, primarily driven by increases in our Lucky Brand, Mexx Europe and Outlet businesses as well as the conservative rollout of the Mexx USA and Sigrid Olsen formats which were introduced in the second half of fiscal 2003.
o In our corporate segment, we expect third quarter 2004 licensing revenue to increase by 25%.

All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program; as of August 5, 2004, the Company had $101.5 million remaining in buyback authorization under the program.

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

2004 vs. 2003
-------------

Cash and Debt  Balances.  We ended the first half of 2004 with $271.6 million in
------------------------
cash and marketable securities, compared to $122.4 million at July 5, 2003 and $343.9 million at January 3, 2004, and with $462.9 million of debt outstanding compared to $433.9 million at July 5, 2003 and $459.2 million at January 3, 2004. The $120.2 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the trailing twelve months of $464.3 million partially offset by $116.8 million in share repurchases, the $126.7 million payment made to acquire ENYCE and the effect of foreign currency translation on our Eurobond, which added $27.8 million to our debt balance. The increase in our net debt position from year-end of $76.0 million was attributable to timing of cash flows from operations, partially offset by $116.8 million in share repurchases. We ended the half with $1.629 billion in stockholders' equity, giving us a total debt to total capital ratio of 22.1% compared to $1.413 billion in stockholders' equity last year with a debt to total capital ratio of 23.5% and $1.578 billion in stockholders' equity at year end with a debt to total ratio of 22.5%. As of the end of the second quarter, we had approximately $101.5 million remaining on our share repurchase authorization.

Accounts  Receivable  increased $28.9 million, or 6.8%, at July 3, 2004 compared
--------------------
to the end of first half 2003, primarily due to $13.5 million from our recently acquired ENYCE business and the impact of foreign currency exchange rates of $6.4 million, primarily related to the strengthening of the euro. Declines in our some of our domestic wholesale businesses were partially offset by timing differences of shipments during the half. Days' sales outstanding increased to
49.4 from 48.0 on a year over year basis. Accounts receivable increased $61.8 million, or 15.8%, at July 3, 2004 compared to January 3, 2004 due primarily to volume increases and the timing of shipments in our domestic operations.

Inventories  increased  $9.7  million,  or 1.8% at the end of  first  half  2004
-----------
compared to the end of first half 2003, and increased $56.2 million, or 11.6% at July 3, 2004 compared to January 3, 2004. The acquisitions of ENYCE as well as other new business initiatives were responsible for $20.6 million of the increase in inventory over July 5, 2003. Inventories in our comparable domestic businesses declined by $58.5 million, while our international inventories grew by $47.6 million, primarily due to an additional $35.0 million reflecting a shift in timing of our new season and in-transit product and growth in our international retail business. Approximately $10.4 million of the international increase is related to the impact of currency exchange rates, primarily relating to the strengthening of the euro. The increase of $56.2 million compared to January 3, 2004 is primarily due to a shift in timing of our current season and in-transit inventories within our domestic wholesale apparel businesses. Our average inventory turnover rate decreased slightly to 4.5 times for the twelve-month period ended July 3, 2004 as compared to 4.8 times for the twelve-month period ended July 5, 2003 and 4.7 times for the twelve-month period ended January 3, 2004, reflecting an increased proportion of retail business in our mix. We continue to take a conservative approach to inventory management in 2004.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $48 million during the first half of 2004; at the end of the first half of 2004, our borrowings under these facilities were $31.8 million.

Net cash provided by operating activities was $62.0 million in the first half of
-----------------------------------------
2004, compared to $10.2 million used in operating activities in the first half of 2003. This $72.2 million increase in cash flow was primarily due to a $121.5 million use of cash for working capital in 2004 compared to a $190.8 million use of cash for working capital in 2003, driven primarily by year-over-year changes in the accrued expenses due to payment of certain employment related obligations in 2003 and in accounts payable due to timing of payments for inventory purchases, partially offset by year-over-year changes in the accounts receivable balances as described above.

Net cash used in  investing  activities  was $70.9  million in the first half of
---------------------------------------
2004, compared to $143.0 million in 2003. Net cash used in the first half of 2004 primarily reflected $63.0 million for capital and in-store expenditures. Net cash used in the first half of 2003 primarily reflected $95.8 million for the additional payments made in connection with the acquisitions of JUICY COUTURE, LUCKY BRAND DUNGAREES and MEXX Canada and $48.2 million in capital and in-store expenditures.

Net cash used in  financing  activities  was $88.8  million in the first half of
---------------------------------------
2004, compared to $21.4 million provided in the first half of 2003. The $110.2 million year-over-year decrease primarily reflected the purchase of common stock.

Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in 2004, 2005 and 2006 in connection with our acquisitions of the LUCKY BRAND DUNGAREES, Segrets, MEXX Canada and JUICY COUTURE businesses (see Note 2 of Notes to Condensed Consolidated Financial Statements). These payments become due when triggered by us or the seller, pursuant to provisions in the MEXX Canada and JUICY COUTURE acquisition agreements that call for contingent purchase price payments, as well as provisions contained in the LUCKY BRAND DUNGAREES and Segrets acquisition agreements which could require us to purchase the minority interest shares in these businesses.

We estimate that if the eligible payments for LUCKY BRAND DUNGAREES and Segrets are triggered in 2004, they would fall in the range of $32 - 45 million and $2 - 4 million, respectively. These payments will be made in either cash or shares of our common stock at the option of either the Company or the seller.

We estimate that, if the 2004 measurement year is selected, the MEXX Canada contingent payment in 2005 would be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate in effect at July 3, 2004). This payment will be made in cash.

We estimate that, if the 2005 measurement year is selected, the JUICY COUTURE contingent payment in 2006 would be in the range of $85 - 90 million. This payment will be made in either cash or shares of our common stock at the option of the Company.

If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt.

We note that with respect to the MEXX payment, the MEXX sellers have selected the 2003 measurement year for the calculation of the contingent payment triggered under the process provided for in the MEXX acquisition agreement. Payment is expected to be made in cash in mid-August 2004. The contingent payment will be approximately $192 million (160 million euro).

Our anticipated capital expenditures for 2004 are expected to approximate $125 - 130 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.

Financing Arrangements
----------------------

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due in 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity.

On October 21, 2002, we entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support our $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. Our ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 3, 2004, we had no borrowings outstanding under the Agreement.

As of July 3, 2004, January 3, 2004 and July 5, 2003, we had lines of credit aggregating $543 million, $487 million and $466 million, respectively, which were primarily available to cover trade letters of credit. At July 3, 2004, January 3, 2004 and July 5, 2003, we had outstanding trade letters of credit of $360 million, $254 million and $328 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $112.6 million (based on the exchange rates as of July 3, 2004), which is included in the aforementioned $543 million available lines of credit. As of July 3, 2004, a total of $31.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, substantially all of our debt will mature in less than one year and will be refinanced under existing credit lines.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

Hedging Activities
------------------
At July 3, 2004, we had forward contracts maturing through May 2005 to sell 66 million euro for $76 million, 3.5 million Pounds Sterling for 5.2 million euro and 1 million Canadian dollars for $760,000. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2004 was approximately $83 million, as compared with approximately $76 million at year-end 2003 and approximately $30 million at the end of the second quarter of 2003. At the end of the second quarter of 2004, we had no euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $48 million in euro currency collars at the end of the second quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $4.5 million at the end of the second quarter of 2004, $11.8 million at year-end 2003 and approximately $8.9 million at the end of the second quarter of 2003. The ineffective portion of these contracts was approximately $700,000 and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated Other Comprehensive Income (Loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the half ended July 3, 2004.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting will be August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the half ended July 3, 2004.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended July 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. This statement did not have an impact on the Company's Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The implementation of this EITF consensus in the third quarter of 2004 is not expected to have a material impact on our results of operations or financial condition.


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

We do not speculate on the future direction of interest rates. As of July 3, 2004, January 3, 2004 and July 5, 2003 our exposure to changing market rates was as follows:

Dollars in millions              July 3, 2004  January 3, 2004  July 5, 2003
--------------------------------------------------------------------------------
Floating rate debt                   $31.8           $18.9          $33.8
Average interest rate                 2.8%            2.8%           2.1%

Notional amount of interest rate    $215.0              --             --
   swap
Current implied interest rate       5.707%              --             --

A ten percent change in the average rate would have resulted in a $0.6 million change in interest expense during the first half of 2004.

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

At July 3, 2004, we had forward contracts maturing through May 2005 to sell 66 million euro for $76 million, 3.5 million Pounds Sterling for 5.2 million euro and 1 million Canadian dollars for $760,000. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2004 was approximately $83 million, as compared with approximately $76 million at year-end 2003 and approximately $30 million at the end of the second quarter of 2003. At the end of the second quarter of 2004, we had no euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $48 million in euro currency collars at the end of the second quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $4.5 million at the end of the second quarter of 2004, $11.8 million at year-end 2003 and approximately $8.9 million at the end of the second quarter of 2003. The ineffective portion of these contracts was approximately $700,000 and was expensed in 2004.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of July 3, 2004:

                                           U.S. Dollar          Euro            Contract           Unrealized
Currency in thousands                        Amount            Amount             Rate            Gain (Loss)
------------------------------------------------------------------------------------------------------------------
Forward Contracts:
   Euro                                       $76,100                       1.0665 to 1.2650        $(4,508)
   Canadian Dollars                               760                            0.7596                   4
   Pounds Sterling                                             5,171        0.6746 to 0.6799             (3)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 3, 2004:

                                           U.S. Dollar                          Contract           Unrealized
Currency in thousands                        Amount                               Rate            Gain (Loss)
------------------------------------------------------------------------------------------------------------------
Forward Contracts:
   Euro                                       $64,000                       1.0670 to 1.1450        $(6,715)
   Canadian Dollars                            12,066                       0.7254 to 0.7622           (298)

Foreign Exchange Collar Contracts:
   Euro                                       $42,000                       1.0500 to 1.1400        $(4,793)


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of July 3, 2004, and has concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting during the first half of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about purchases by the Company during the six months ended July 3, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                                                                                     (d) Maximum
                                            (a) Total                     (c) Total Number of      Approximate Dollar
                                            Number of                     Shares  Purchased as  Value of Shares that May
                                              Shares       (b) Average      Part of Publicly     Yet Be Purchased Under
                                            Purchased     Price Paid Per   Announced Plans or     the Plans or Programs
               Period                     (in thousands)      Share            Programs           (in thousands) (2)
------------------------------------------------------------------------------------------------------------------------
January 4, 2004 - January 31, 2004               5.7 (1)    $   34.97                 --             $   218,334
February 1, 2004 - March 6, 2004                  --               --                 --             $   218,334
March 7, 2004 - April 3, 2004                   67.1 (1)    $   36.48                 --             $   218,334
April 4, 2004 - May 1, 2004                       --               --                 --             $   218,334
May 2, 2004 - June 5, 2004                   1,963.8        $   33.78          1,963,800             $   151,995
June 6, 2004 - July 3, 2004                  1,447.7        $   34.87          1,447,700             $   101,516
                                          ----------                         -----------

Total six months                             3,484.3        $   34.29          3,411,500

(1) Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans. Excludes the forfeiture of an aggregate of 5,000 restricted shares.
(2) The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $1.675 billion. As of July 3, 2004, the Company had $101.5 million remaining in buyback authorization under its program.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2004 Annual Meeting of Stockholders held on May 20, 2004, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2004 (the number of affirmative votes cast was 95,090,644, the number of negative votes cast was 5,251,933 and the number of abstentions was 830,080); and (ii) elected the following nominees to the Company's Board of Directors, to serve until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified.

                                                           Votes
Nominee                                           For                 Withheld
-------------------------------------------------------------------------------

Raul J. Fernandez                              96,118,290             5,058,357
Mary Kay Haben                                100,423,100               753,557
Kenneth P. Kopelman                            95,676,887             5,499,770
Arthur C. Martinez                             98,450,861             2,725,796

ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, the Audit Committee of the Company's Board of Directors approved the engagement of the Company's external auditors to perform certain audit related and tax planning services.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

(b)  Current Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the S.E.C. on April 29, 2004 by the Company relating to the results of operations for the three-month period ended April 3, 2004.

     A Current Report on Form 8-K was filed with the S.E.C. on May 20, 2004 by the Company relating to the stockholder approval of the Company's nominees to the Board of Directors and ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2004 fiscal year.

     A Current Report on Form 8-K was filed with the S.E.C. on July 29, 2004 by the Company relating to the results of operations for the three and six-month periods ended July 3, 2004.

* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:       August 9, 2004


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