Form 10-Q/A
period 2004-07-03
CLAIBORNE LIZ INC
filed 2004-08-10
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 5, 2004 was 107,719,504.

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

Item 5.    Other Information................................................. 43

Item 6.    Exhibits and Reports on Form 8-K.................................. 44

SIGNATURES .................................................................. 45

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                    (Unaudited)
                                                                        July 3,       January 3,        July 5,
                                                                         2004            2004            2003
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    213,024    $    293,503    $     87,324
      Marketable securities                                                 58,576          50,414          35,058
      Accounts receivable - trade, net                                     452,575         390,802         423,639
      Inventories, net                                                     541,400         485,182         531,706
      Deferred income taxes                                                 46,047          45,756          45,378
      Other current assets                                                 104,425          82,744          82,429
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,416,047       1,348,401       1,205,534
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            423,967         410,741         392,383
   Goodwill - Net                                                          567,987         596,436         513,583
   Intangibles - Net                                                       271,353         244,168         218,817
   Other Assets                                                              5,161           7,253           7,938
                                                                      ------------    ------------    ------------
Total Assets                                                          $  2,684,515    $  2,606,999    $  2,338,255
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     31,965    $     18,915    $     26,174
      Accounts payable                                                     237,736         227,125         209,376
      Accrued expenses                                                     259,943         236,134         217,898
      Income taxes payable                                                  11,038          29,316           2,292
                                                                      ------------    ------------    ------------
                  Total current liabilities                                540,682         511,490         455,740
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          430,965         440,303         407,690
   Other Non-Current Liabilities                                            21,034          23,526          14,157
   Deferred Income Taxes                                                    50,552          43,861          39,066
   Commitments and Contingencies
   Minority Interest                                                        11,879           9,848           8,559
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       153,795         124,823         107,630
      Retained earnings                                                  2,646,818       2,539,742       2,380,410
      Unearned compensation expense                                        (41,111)        (21,593)         (6,108)
      Accumulated other comprehensive loss                                 (24,050)        (50,207)        (46,145)
                                                                      ------------    ------------    ------------
                                                                         2,911,889       2,769,202       2,612,224

      Common stock in treasury, at cost, 68,846,681, 66,865,854
         and 67,580,851 shares                                          (1,282,486)     (1,191,231)     (1,199,181)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,629,403       1,577,971       1,413,043
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  2,684,515    $  2,606,999    $  2,338,255
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