Form 10-Q
period 2004-10-02
CLAIBORNE LIZ INC
filed 2004-11-10
CIK 352363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 2, 2004
                                  -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

Commission file number:      1-10689
                             --------

                               LIZ CLAIBORNE, INC.
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

       Delaware                                              13-2842791
-----------------------                              ---------------------------
   (State or other                                       (I.R.S. Employer
   jurisdiction of                                      Identification No.)
   incorporation)


    1441 Broadway, New York, New York                          10018
-------------------------------------------          ---------------------------
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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at November 5, 2004 was 108,548,602.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 October 2, 2004

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of October 2, 2004,
               January 3, 2004 and October 4, 2003 ..........................  3

          Condensed Consolidated Statements of Income for the Nine and Three
               Month Periods Ended October 2, 2004 and October 4, 2003.......  4

          Condensed Consolidated Statements of Cash Flows for the Nine Month
               Periods Ended October 2, 2004 and October 4, 2003.............  5

          Notes to Condensed Consolidated Financial Statements...............  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 42

Item 4.   Controls and Procedures............................................ 44

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 45

Item 2.   Unregistered Sales of Equity Securities and Use Of Proceeds ....... 45

Item 5.   Other Information.................................................. 45

Item 6.   Exhibits........................................................... 46

SIGNATURES .................................................................. 47

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)                     (Unaudited)
                                                                       October 2,      January 3,      October 4,
                                                                         2004            2004            2003
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $     85,600    $    293,503    $     81,505
      Marketable securities                                                 48,757          50,414          47,603
      Accounts receivable - trade, net                                     684,030         390,802         596,121
      Inventories, net                                                     621,514         485,182         529,443
      Deferred income taxes                                                 49,395          45,756          44,171
      Other current assets                                                 111,431          82,744          72,658
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,600,727       1,348,401       1,371,501
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            434,636         410,741         400,701
   Goodwill - Net                                                          762,873         596,436         492,062
   Intangibles - Net                                                       268,270         244,168         244,240
   Other Assets                                                              3,963           7,253           6,877
                                                                      ------------    ------------    ------------
Total Assets                                                          $  3,070,469    $  2,606,999    $  2,515,381
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     28,785    $     18,915    $     18,313
      Accounts payable                                                     320,455         227,125         212,038
      Accrued expenses                                                     277,058         236,134         229,291
      Income taxes payable                                                  43,282          29,316          35,822
                                                                      ------------    ------------    ------------
                  Total current liabilities                                669,580         511,490         495,464
                                                                      ------------    -------------   ------------

   Long-Term Debt                                                          567,478         440,303         434,238
   Other Non-Current Liabilities                                            17,732          23,526          14,668
   Deferred Income Taxes                                                    57,859          43,861          46,618
   Commitments and Contingencies
   Minority Interest                                                        12,411           9,848           9,168
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       164,770         124,823         108,994
      Retained earnings                                                  2,752,342       2,539,742       2,466,117
      Unearned compensation expense                                        (37,197)        (21,593)         (3,292)
      Accumulated other comprehensive loss                                 (35,556)        (50,207)        (35,763)
                                                                      ------------    ------------    ------------
                                                                         3,020,796       2,769,202       2,712,493

      Common stock in treasury, at cost, 68,183,250, 66,865,854
         and 67,452,696 shares                                          (1,275,387)     (1,191,231)     (1,197,268)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,745,409       1,577,971       1,515,225
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  3,070,469    $  2,606,999    $  2,515,381
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

                                                                               4
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)


                                                         Nine Months Ended             Three Months Ended
                                                   ---------------------------------------------------------------
                                                      (39 weeks)     (40 weeks)      (13 Weeks)      (13 Weeks)
                                                      October 2,     October 4,      October 2,      October 4,
                                                         2004           2003            2004            2003
                                                   ---------------------------------------------------------------

Net Sales                                            $  3,435,272   $  3,209,208    $  1,306,581    $  1,174,192

      Cost of goods sold                                1,851,235      1,807,775         713,008         654,303
                                                     ------------   ------------    ------------    ------------

Gross Profit                                            1,584,037      1,401,433         593,573         519,889

      Selling, general & administrative expenses        1,203,868      1,052,517         413,570         356,803

      Restructuring (gain)                                   (105)            --            (105)             --
                                                     -------------  ------------    -------------   ------------

Operating Income                                          380,274        348,916         180,108         163,086

      Other expense - net                                  (1,532)        (2,360)             (9)         (1,804)

      Interest expense - net                              (22,403)       (22,689)         (7,897)         (7,866)
                                                     ------------   ------------    ------------    ------------

Income Before Provision for Income Taxes                  356,339        323,867         172,202         153,416

      Provision for income taxes                          125,431        117,240          60,614          55,537
                                                     ------------   ------------    ------------    ------------

Net Income                                           $    230,908   $    206,627    $    111,588    $     97,879
                                                     ============   ============    ============    ============


Net Income per Weighted Average Share, Basic                $2.13          $1.93           $1.04           $0.91
Net Income per Weighted Average Share, Diluted              $2.10          $1.89           $1.03           $0.89

Weighted Average Shares, Basic                            108,293        107,187         106,894         107,959
Weighted Average Shares, Diluted                          109,986        109,275         108,496         110,325

Dividends Paid per Common Share                             $0.17          $0.17           $0.06           $0.06
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

                                                                               5
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                    --------------------------------
                                                                                       (39 weeks)      (40 weeks)
                                                                                       October 2,      October 4,
                                                                                          2004            2003
                                                                                    --------------------------------
Cash Flows from Operating Activities:
      Net income                                                                      $    230,908    $    206,627
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                      82,216          77,413
         Non-cash deferred compensation                                                      7,528          10,719
         Other, net                                                                         16,635          16,492
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) in accounts receivable - trade                                    (292,643)       (212,085)
             (Increase) in inventories                                                    (132,661)        (56,110)
             (Increase) in other current assets                                            (27,118)        (19,546)
             Increase (decrease) in accounts payable                                        92,072         (23,777)
             Increase (decrease) in accrued expenses                                        51,545          (5,095)
             Increase in income taxes payable                                               13,595           9,581
                                                                                      ------------    ------------
                  Net cash provided by operating activities                                 42,077           4,219
                                                                                      ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                      (78)            (64)
      Purchases of property and equipment                                                  (90,812)        (72,506)
      Payments for acquisitions                                                           (197,221)       (101,138)
      Payments for in-store merchandise shops                                               (5,148)         (5,390)
      Other - net                                                                             (841)            424
                                                                                      ------------    ------------
                  Net cash used in investing activities                                   (294,100)       (178,674)
                                                                                      ------------    ------------

Cash Flows from Financing Activities:
      Short-term borrowings                                                                  9,399          (3,676)
      Commercial paper - net                                                               126,046          15,314
      Proceeds from exercise of common stock options                                        42,942          39,100
      Purchase of common stock                                                            (116,817)             --
      Dividends paid                                                                       (18,308)        (18,114)
                                                                                      ------------    ------------
                  Net cash provided by financing activities                                 43,262          32,624
                                                                                      ------------    ------------

Effect of Exchange Rate Changes on Cash                                                        858          11,773
                                                                                      ------------    ------------

Net Change in Cash and Cash Equivalents                                                   (207,903)       (130,058)
Cash and Cash Equivalents at Beginning of Period                                           293,503         211,563
                                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                                            $     85,600    $     81,505
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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine months ended October 2, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
-----------------------------------
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of the Eurobonds was 372.0 million euro as of October 2, 2004. Fair values for derivatives are either obtained from counter parties or developed using third-party valuation service quotes or cash flow models.

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

Stock-Based Compensation
------------------------
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, as stock options are granted at market price, no compensation cost has been recognized for its fixed stock option grants. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                             Nine Months Ended              Three Months Ended
                                                    ----------------------------------------------------------------
                                                        (39 weeks)      (40 weeks)      (13 Weeks)      (13 Weeks)
                                                        October 2,      October 4,      October 2,      October 4,
(In thousands except for per share data)                   2004            2003            2004            2003
----------------------------------------            ----------------------------------------------------------------
Net income:
   As reported                                        $    230,908    $    206,627    $    111,588    $     97,879
   Add: Stock-based employee compensation
     expense included in reported net income,
     net of tax                                              5,980           4,931           2,128           1,625
   Less: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards*,
     net of tax                                            (21,569)        (18,860)         (7,689)         (6,627)
                                                      ------------    ------------    ------------    ------------
   Pro forma                                          $    215,319    $    192,698    $    106,027    $     92,877
                                                      ============    ============    ============    ============
Basic earnings per share:
   As reported                                               $2.13           $1.93           $1.04           $0.91
   Pro forma                                                 $2.00           $1.81           $1.00           $0.87
Diluted earnings per share:
   As reported                                               $2.10           $1.89           $1.03           $0.89
   Pro forma                                                 $1.97           $1.78           $0.99           $0.85

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

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 0.6% and 0.6%, expected volatility of 34% and 38%, risk free interest rates of 3.1% and 3.1% and expected lives of five years.

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2004 fiscal year reflects a 52-week period resulting in a 39-week nine-month period, as compared to the 2003 fiscal year, which reflected a 53-week period resulting in a 40-week nine-month period.

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On October 5, 2004, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on December 15, 2004 to stockholders of record at the close of business on November 25, 2004. As of November 5, 2004, the Company has $101.5 million remaining in buyback authorization under its share repurchase program.

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

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"). The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $87 - 92 million. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that if the 2004 measurement year is selected, this payment will be in the range of 38 - 42 million Canadian dollars (or $29 - 32 million based on the exchange rate as of October 2, 2004). The fair

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx's earnings and cash flow performance for either the 2003, 2004 or 2005 year. The 2003 measurement year was selected for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of $192.4 million (160 million euro).


3.   STOCKHOLDERS' EQUITY

Activity for the nine months ended October 2, 2004 and October 4, 2003 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost accounts is summarized as follows:

                                                       Capital in                       Unearned      Common stock
                                                      excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                    value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of January 3, 2004                         $    124,823    $  2,539,742    $    (21,593)   $ (1,191,231)
Net income                                                      --         230,908              --              --
Additional restricted shares issued, net of
   cancellations                                            13,261              --         (24,832)          8,905
Purchase of common stock                                        --              --              --        (116,817)
Shares returned for taxes                                       --              --              --              --
Stock options exercised                                     19,186              --              --          23,756
Tax benefit on stock options exercised                       7,500              --              --              --
Dividends declared                                              --         (18,308)             --              --
Amortization                                                    --              --           9,228              --
                                                      ------------    ------------    ------------    ------------
Balance as of October 2, 2004                         $    164,770    $  2,752,342    $    (37,197)   $ (1,275,387)
                                                      ============    ============    ============    ============

                                                      Capital in                       Unearned      Common stock
                                                     excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                   value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of December 28, 2002                       $     95,708    $  2,283,692    $    (10,185)   $ (1,230,974)
Net income                                                      --         206,627              --              --
Additional restricted shares issued, net of
   cancellations                                               365              --            (717)            351
Stock options exercised                                      5,745              --              --          33,355
Tax benefit on stock options exercised                       7,176              --              --              --
Dividends declared                                              --         (24,202)             --              --
Amortization                                                    --              --           7,610              --
                                                      ------------    ------------    ------------    ------------
Balance as of October 4, 2003                         $    108,994    $  2,466,117    $     (3,292)   $ (1,197,268)
                                                      ============    ============    ============    ============

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                           Nine Months Ended              Three Months Ended
                                                    ----------------------------------------------------------------
                                                      (39 Weeks)      (40 Weeks)      (13 Weeks)      (13 Weeks)
                                                      October 2,      October 4,      October 2,      October 4,
(Dollars in thousands)                                   2004            2003            2004            2003
----------------------                              ----------------------------------------------------------------
Net income                                            $    230,908    $    206,627    $    111,588    $     97,879
Other comprehensive income (loss), net of tax:
      Foreign currency translation gain (loss)               2,901          28,475          (2,310)          5,690
      Foreign currency translation of Eurobonds              6,524         (41,200)         (4,012)         (4,415)
      Changes in unrealized gains (losses) on
         securities                                          1,261           6,848          (3,892)          7,988
      Changes in fair value of cash flow hedges              3,965          (1,569)         (1,292)          1,119
                                                      ------------    ------------    -------------   ------------
Total comprehensive income, net of tax                $    245,559    $    199,181    $    100,082    $    108,261
                                                      ============    ============    ============    ============

Accumulated other comprehensive income (loss) consists of the following:

                                                       October 2,      January 3,      October 4,
(Dollars in thousands)                                    2004            2004            2003
----------------------                              ------------------------------------------------
Foreign currency translation (loss)                   $    (38,767)   $    (48,192)   $    (34,369)
(Losses) on cash flow hedging derivatives                   (6,106)        (10,071)         (7,678)
Unrealized gains on securities                               9,317           8,056           6,284
                                                      ------------    ------------    ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (35,556)   $    (50,207)   $    (35,763)
                                                      =============   ============    ============


4.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at October 2, 2004, January 3, 2004 and October 4, 2003:

                                            October 2, 2004
                        --------------------------------------------------------
                                              Unrealized            Estimated
                                      ----------------------------
(Dollars in thousands)      Cost          Gains         Losses      Fair Value
----------------------  --------------------------------------------------------
Equity securities        $     29,000  $     12,475  $         --  $     41,475
Other holdings                  9,268            --        (1,986)        7,282
                         ------------  ------------  ------------  ------------
Total                    $     38,268  $     12,475  $     (1,986) $     48,757
                         ============  ============  ============  ============

                                            January 3, 2004
                        --------------------------------------------------------
                                              Unrealized            Estimated
                                      ----------------------------
(Dollars in thousands)      Cost          Gains         Losses      Fair Value
----------------------  --------------------------------------------------------
Equity securities        $     29,000  $     14,725  $         --  $     43,725
Other holdings                  8,785            --        (2,096)        6,689
                         ------------  ------------  ------------  ------------
Total                    $     37,785  $     14,725  $     (2,096) $     50,414
                         ============  ============  ============  ============

                                            October 4, 2003
                        --------------------------------------------------------
                                              Unrealized            Estimated
                                      ----------------------------
(Dollars in thousands)      Cost          Gains         Losses      Fair Value
----------------------  --------------------------------------------------------
Equity securities        $     29,000  $     12,415  $         --  $     41,415
Other holdings                  8,753            --        (2,565)        6,188
                         ------------  ------------  ------------  ------------
Total                    $     37,753  $     12,415  $     (2,565) $     47,603
                         ============  ============  ============  ============

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the nine and three months ended October 2, 2004 and October 4, 2003, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine months ended October 2, 2004 and October 4, 2003 were a loss of $1,261,000 (net of $880,000 in taxes) and a gain of $6,848,000 (net of $3,882,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended October 2, 2004 and October 4, 2003 were a loss of $6,385,000 (net of $3,468,000 in taxes) and a gain of $7,988,000 (net of $4,532,000 in taxes), respectively, which were included in Accumulated other comprehensive loss.


5.   INVENTORIES, NET

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                  October 2,      January 3,      October 4,
(Dollars in thousands)               2004            2004            2003
----------------------          ------------------------------------------------
Raw materials                     $     30,089    $     25,922    $     25,431
Work in process                         13,870           6,085           9,748
Finished goods                         577,555         453,175         494,264
                                  ------------    ------------    ------------
Total                             $    621,514    $    485,182    $    529,443
                                  ============    ============    ============


6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                   October 2,     January 3,     October 4,
(Dollars in thousands)                2004           2004           2003
----------------------            --------------------------------------------
Land and buildings                 $    139,993   $    140,198   $    140,311
Machinery and equipment                 349,746        328,525        332,066
Furniture and fixtures                  167,319        145,423        136,314
Leasehold improvements                  323,475        282,373        271,309
                                   ------------   ------------   ------------
                                        980,533        896,519        880,000
Less: Accumulated depreciation
      and amortization                  545,897        485,778        479,299
                                   ------------   ------------   ------------
Total property and equipment, net  $    434,636   $    410,741   $    400,701
                                   ============   ============   ============


7.   GOODWILL AND INTANGIBLES, NET

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Trademarks that are owned are no longer amortized, as they have been deemed to have indefinite lives. Such trademarks are reviewed at least annually for potential value impairment. The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. The Company is currently performing its annual impairment analysis as of the first day of the third quarter 2004. No impairment is expected to be recorded as a result of this evaluation.

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table discloses the carrying value of all the intangible assets:

                                        October 2,    January 3,    October 4,
(Dollars in thousands)                     2004          2004          2003
----------------------                ------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks                 $     42,849  $     42,849  $     42,849
   Customer relationships                     6,700            --            --
   Merchandising rights                      76,282        71,138        79,310
                                       ------------  ------------  ------------
     Subtotal                          $    125,831  $    113,987  $    122,159
                                       ------------  ------------  ------------
Accumulated Amortization:
   Licensed trademarks                 $    (17,006) $    (13,963) $    (13,033)
   Customer relationships                      (558)           --            --
   Merchandising rights                     (56,353)      (45,212)      (54,242)
                                       ------------  ------------  ------------
     Subtotal                          $    (73,917) $    (59,175) $    (67,275)
                                       ------------  ------------  ------------
Net:
   Licensed trademarks                 $     25,843  $     28,886  $     29,816
   Customer relationships                     6,142            --            --
   Merchandising rights                      19,929        25,926        25,068
                                       ------------  ------------  ------------
Total amortized intangible assets, net $     51,914  $     54,812  $     54,884
                                       ============  ============  ============

Unamortized intangible assets:
------------------------------
Owned trademarks                       $    216,356  $    189,356  $    189,356
                                       ------------  ------------  ------------
Total intangible assets                $    268,270  $    244,168  $    244,240
                                       ============  ============  ============

Intangible amortization expense was $14.7 million and $15.0 million for the nine months ended October 2, 2004 and October 4, 2003, respectively, and $5.2 million and $6.9 million for the three months ended October 2, 2004 and October 4, 2003, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2004                                             $ 18.9
2005                                               12.2
2006                                                7.8
2007                                                6.2
2008                                                4.0

The changes in carrying amount of goodwill for the nine months ended October 2, 2004 are as follows:

                                         Wholesale     Wholesale
(Dollars in thousands)                    Apparel     Non-Apparel      Total
----------------------                 ----------------------------------------
Balance January 3, 2004                 $   586,841   $     9,595   $  596,436
   Enyce:
     Reclassification for trademarks        (27,000)           --      (27,000)
     Reclassification for customer
       relationships                         (6,700)           --       (6,700)
     Additional purchase price                7,571            --        7,571
   Mexx additional purchase price           192,378            --      192,378
   Translation difference                       694            --          694
   Other                                       (506)           --         (506)
                                        -----------   -----------   ----------
Balance October 2, 2004                 $   753,278   $     9,595   $  762,873
                                        ===========   ===========   ==========

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

On October 21, 2002, the Company entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support the Company's $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 2, 2004, the Company had $126.0 million of borrowings outstanding under the Agreement at an average interest rate of 2.0%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of October 2, 2004 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the "New Facility"), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility scheduled to mature in October 2005, each of which were part of the Agreement. The terms of the New Facility are substantially similar to the terms of the Agreement, including certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. A portion of the funds available under the New Facility not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the New Facility may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The New Facility includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The funds available under the New Facility may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company's $750 million commercial paper program.

As of October 2, 2004, January 3, 2004 and October 4, 2003, the Company had lines of credit aggregating $568 million, $487 million and $411 million, respectively, which were primarily available to cover trade letters of credit. At October 2, 2004, January 3, 2004 and October 4, 2003, the Company had outstanding trade letters of credit of $322 million, $254 million and $264 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries have unsecured lines of credit totaling approximately $112.3 million (based on the exchange rates as October 2, 2004), which is included in the aforementioned $568 million

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

available lines of credit. As of October 2, 2004, a total of $28.6 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.4%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, and the New Facility, which expires in 2009, substantially all of the Company's debt will mature in less than one year and will be refinanced under existing credit lines.


9.   CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, which has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $54 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Condensed Consolidated Statements of Income. In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

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


10.  RESTRUCTURING CHARGE

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by a $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million); of these amounts, approximately $6.6 million was expected to be paid out in cash. The remaining balance of the 2002 restructuring liability as of October 2, 2004 was $124,000. The Company expects that these activities will be complete by December 2004.

                                                                              18
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the changes in the restructuring reserves is as follows:

                                                                                       Estimated
                                                                      Operating &      Occupancy
                                                     Store Closure  Administrative   Costs & Asset
(Dollars in thousands)                                   Costs        Exit Costs      Write Downs        Total
----------------------                              ----------------------------------------------------------------
Balance at January 3, 2004                              $  1,739        $    200        $     30        $  1,969
Spending for nine months ended October 2, 2004             1,634              76              30           1,740
2004 Reserve Reduction                                       105              --              --             105
                                                        --------        --------        --------        --------
Balance at October 2, 2004                              $     --        $    124        $     --        $    124
                                                        ========        ========        ========        ========


11.  EARNINGS PER COMMON SHARE

The following is a reconciliation of the shares outstanding used in the calculation of basic and diluted earnings per share:

                                                           Nine Months Ended              Three Months Ended
                                                     ----------------------------------------------------------------
                                                        October 2,      October 4,      October 2,      October 4,
(Amounts in thousands)                                     2004            2003            2004            2003
----------------------                               ----------------------------------------------------------------
Weighted average common shares outstanding                 108,293         107,187         106,894         107,959
Effect of dilutive securities:
    Stock options and restricted stock grants                1,693           2,088           1,602           2,366
                                                      ------------    ------------    ------------    ------------
Weighted average common shares outstanding and
    common share equivalents                               109,986         109,275         108,496         110,325
                                                      ============    ============    ============    ============


12.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended October 2, 2004, the Company made income tax payments of $102,187,000 and interest payments of $24,255,000. During the nine months ended October 4, 2003, the Company made income tax payments of $89,895,000 and interest payments of $26,980,000.


13.  SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's and men's apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment consists of accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our specialty retail stores, outlet stores, and concession stores. The Company also presents its results on a geographic basis between Domestic (wholesale customers and Company specialty retail and outlet stores located in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States) based on selling location. The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resultant royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations."

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

                                                          For the Nine Months Ended October 2, 2004
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $ 2,395,621    $   426,240    $   732,923    $  (119,512)   $ 3,435,272
   Intercompany sales                          (129,001)       (17,135)            --        146,136             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 2,266,620    $   409,105    $   732,923    $    26,624    $ 3,435,272
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income                   $   300,183    $    64,103    $    31,795    $   (15,807)   $   380,274
   Intercompany segment operating
     income (loss)                              (29,923)        (6,895)            --         36,818             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income from
       external customers                   $   270,260    $    57,208    $    31,795    $    21,011    $   380,274
                                            ===========    ===========    ===========    ===========    ===========

                                                          For the Nine Months Ended October 4, 2003
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $ 2,327,237    $   380,170    $   621,494    $  (119,693)   $3,209,208
   Intercompany sales                          (128,416)       (13,642)            --        142,058             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $ 2,198,821    $   366,528    $   621,494    $    22,365    $ 3,209,208
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income                   $   292,298    $    45,828    $    32,978    $   (22,188)   $   348,916
   Intercompany segment operating
     income (loss)                              (31,149)        (6,530)            --         37,679             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income from
       external customers                   $   261,149    $    39,298    $    32,978    $    15,491    $   348,916
                                            ===========    ===========    ===========    ===========    ===========

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                         For the Three Months Ended October 2, 2004
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   905,702    $   189,360    $   260,968    $   (49,449)   $ 1,306,581
   Intercompany sales                           (49,043)       (10,078)            --         59,121             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   856,659    $   179,282    $   260,968    $     9,672    $ 1,306,581
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income                   $   129,594    $    43,837    $    10,803    $    (4,126)   $   180,108
   Intercompany segment operating
     income (loss)                               (8,787)        (2,797)            --         11,584             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income from
       external customers                   $   120,807    $    41,040    $    10,803    $     7,458    $   180,108
                                            ===========    ===========    ===========    ===========    ===========

                                                         For the Three Months Ended October 4, 2003
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   852,978    $   146,409    $   217,442    $   (42,637)   $ 1,174,192
   Intercompany sales                           (44,320)        (5,491)            --         49,811             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   808,658    $   140,918    $   217,442    $     7,174    $ 1,174,192
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income                   $   135,337    $    26,059    $    10,243    $    (8,553)   $   163,086
   Intercompany segment operating
     income (loss)                              (11,338)        (2,837)            --         14,175             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income from
       external customers                   $   123,999    $    23,222    $    10,243    $     5,622    $   163,086
                                            ===========    ===========    ===========    ===========    ===========

                                           October 2,     January 3,     October 4,
(Dollars in thousands)                        2004           2004           2003
----------------------                   ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                       $ 2,307,646    $ 2,006,673    $ 1,902,791
   Wholesale Non-Apparel                       213,776        170,315        220,987
   Retail                                      661,738        524,721        510,967
   Corporate                                   189,178        186,390        169,837
   Eliminations                               (301,869)      (281,100)      (289,201)
                                           -----------    -----------    -----------
     Total assets                          $ 3,070,469    $ 2,606,999    $ 2,515,381
                                           ===========    ===========    ===========

                                                                              21
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GEOGRAPHIC DATA:

                                               Nine Months Ended             Three Months Ended
                                         ------------------------------------------------------------
                                           October 2,     October 4,     October 2,     October 4,
(Dollars in thousands)                        2004           2003           2004           2003
----------------------                   ------------------------------------------------------------
NET SALES:
   Domestic sales                          $ 2,613,763    $ 2,523,280    $   988,172    $   906,272
   International sales                         821,509        685,928        318,409        267,920
                                           -----------    -----------    -----------    -----------
     Total net sales                       $ 3,435,272    $ 3,209,208    $ 1,306,581    $ 1,174,192
                                           ===========    ===========    ===========    ===========

OPERATING INCOME:
   Domestic operating income               $   318,618    $   284,573    $   142,759    $   125,822
   International operating income               61,656         64,343         37,349         37,264
                                           -----------    -----------    -----------    -----------
     Total operating income                $   380,274    $   348,916    $   180,108    $   163,086
                                           ===========    ===========    ===========    ===========

                                           October 2,     January 3,     October 4,
(Dollars in thousands)                        2004           2004           2003
----------------------                   ---------------------------------------------
TOTAL ASSETS:

   Domestic                                $ 2,014,436    $ 1,821,706    $ 1,780,353
   International                             1,056,033        785,293        735,028
                                           -----------    -----------    -----------
     Total assets                          $ 3,070,469    $ 2,606,999    $ 2,515,381
                                           ===========    ===========    ===========


14.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

At October 2, 2004, the Company had forward contracts maturing through December 2005 to sell 48 million euro for $56 million and 2.0 million Pounds Sterling for
2.9 million euro. The notional value of the foreign exchange forward contracts at the end of the third quarter of 2004 was approximately $60 million, as compared with approximately $76 million at year-end 2003 and approximately $98 million at the end of the third quarter of 2003. At the end of the third quarter of 2004, the Company had $10 million in euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $42 million in euro currency collars and $12 million in average rate options at the end of the third quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $2.8 million at the end of the third quarter of 2004, $11.8 million at year-end 2003 and approximately $8.5 million at the end of the third quarter of 2003. The ineffective portion of these contracts was approximately $262,000 and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 2, 2004.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the nine months ended October 2, 2004.

                                                                              22
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB published an Exposure Draft, "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal periods beginning after June 15, 2005. The FASB has indicated that it will issue a final statement in late 2004. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. This statement did not have an impact on the Company's Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. The implementation of EITF 03-01 is not expected to have a material impact on our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our LIZ CLAIBORNE brand along with our better-priced specialty apparel (INTUITIONS, SIGRID OLSEN and REALITIES), bridge-priced (DANA BUCHMAN and ELLEN TRACY), men's (CLAIBORNE), moderate-priced special markets (AXCESS, CRAZY HORSE, EMMA JAMES, FIRST ISSUE, VILLAGER and J.H. COLLECTIBLES), premium denim (LUCKY BRAND DUNGAREES) and contemporary sportswear and dress (LAUNDRY, JUICY COUTURE, JANE STREET, ENYCE and SWE) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses (as previously announced, our KENNETH COLE apparel license will expire at the end of the year). The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under our MEXX brand names.
o    Wholesale  Non-Apparel  consists  of  accessories,  jewelry  and  cosmetics
     ----------------------
     designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 282 outlet stores, 256 specialty retail stores and 619 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located or leased and operated by a third party, while, in each case, the Company owns the inventory). This segment includes stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, LAUNDRY and MONET, as well as our Special Brands Outlets which include products from our Special Markets divisions. On February 20, 2003, we announced our decision to close our 22 LIZ CLAIBORNE domestic Specialty Retail stores (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

Certain items in our International businesses have been reclassified to conform to current year's classifications. In addition, as we are creating a multi-brand platform in Europe from which we recently launched a number of our brands utilizing the MEXX corporate platform, including ENYCE and LUCKY BRAND DUNGAREES, we have the opportunity to reengineer cost allocation processes to more fairly reflect the operating income for each of our segments. It is our obligation to reflect these changes and present historical financial information on a comparable basis.

Competitive Profile
-------------------

We operate in global fashion markets that are highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by positioning us to take advantage of synergies in product design, development, sourcing and distributing of our products throughout the world. We believe we owe much of our recent success to our having successfully leveraged our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplaces that we serve and to source the manufacture of our products on a competitive basis, particularly in light of the possible impact of the elimination of quota for apparel products scheduled for 2005. We expect that if the anticipated elimination of quota occurs as scheduled a general reduction in the cost of sourcing and manufacturing apparel products will result. We note, however, that there are initiatives underway to establish new quota levels for China in 2005; accordingly, it is possible that the elimination of quota for China may not transpire as originally planned. There can be no assurances that quota will be fully eliminated, that there will be any cost savings as a result of the reduction or elimination of quota, or that any such cost savings will be reflected in the Company's gross profit rate. In addition, any changes to the quota regime may present operational challenges to the Company and other apparel companies.

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

2004 Nine Months Overall Results
--------------------------------

Net Sales
---------
Net sales for the nine months of 2004 were a record $3.435 billion, an increase of $226.1 million, or 7.0%, over 2003 nine months net sales, as we continued the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution.

The sales results reflect the inclusion of $167.4 million of additional sales from our recently acquired ENYCE and JUICY COUTURE businesses. Approximately $71.4 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening euro on the reported results of our international businesses. We also experienced sales increases in our, MEXX Europe, DKNY(R) Jeans and Juniors, LUCKY BRAND DUNGAREES, SIGRID OLSEN, Cosmetics and ELLEN TRACY businesses.

These increases more than offset planned sales decreases in our LIZ CLAIBORNE better-priced department store business and our moderate-priced Special Markets businesses. Our LIZ CLAIBORNE business continues to be challenged by increasingly conservative buying patterns of our retail store customers as they focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel as a result of the introduction of new offerings by our competitors. Looking forward, we expect that our retail partners will continue a conservative approach to planning inventory levels, with continued focus on inventory productivity and an increasing emphasis on reorder (quick turn) business. Our state-of-the-art technology coupled with modern business models and an evolving supply chain enable to us partner with our customers, to quickly identify and reorder those items that are trending well with consumers. With our acquisitions and the growth in our moderate, non-apparel business and specialty retail business, we have diversified our business by channels of distribution and target consumer. We have also diversified geographically, with our international operations representing over 20% of our sales. We continue to view international as an important area of growth for us and are working to build the capability to launch brands from our domestic portfolio in markets outside the United States while continuing to evaluate growth opportunities available through business development efforts outside the United States.

Gross Profit and Net Income
---------------------------
Our gross profit improved in the nine months of 2004 reflecting continued focus on inventory management and lower sourcing costs. Our gross profit also benefited from the acquisition of JUICY COUTURE and the continued growth of our MEXX Europe business, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $230.9 million in the nine months of 2004 from $206.6 million in 2003, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------
Our financial position continues to be strong. We ended the nine months of 2004 with a net debt position of $461.9 million as compared to $323.4 million at October 4, 2003. We generated $429.9 million in cash from operations over the past 12 months, which enabled us to fund our $116.8 million share repurchase in the second quarter, the acquisition of ENYCE, the final payment $192.4 million (160 million euro) for MEXX Europe, and our capital expenditures, while increasing our net debt position by only $138.5 million. The foreign currency exchange translation on our Eurobond added $27.3 million to our debt balance.

International Operations
------------------------
In the nine months of 2004, sales from our international segment represented 23.9% of our overall sales, as opposed to 21.4% in the 2003 nine months. We expect our international sales will continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and the recent launch of a number of our brands in Europe utilizing the MEXX corporate platform, including ENYCE and LUCKY BRAND DUNGAREES. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $71.4 million, or 52.7%, of the increase of international sales from the 2003 nine months. Over the past few years, the Euro and the Canadian dollar have strengthened against the US dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) $255.1 million (295 million euro), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx's earnings and cash flow performance for either the 2003, 2004 or 2005 year. The 2003 measurement year was selected for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of $192.4 million (160 million euro).

In July 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("MEXX Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a third payment made at the end of the first nine months 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of MEXX Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2004 measurement year is selected the payment would be in the range of 38 - 42 million Canadian dollars (or $30 - 33 million based on the exchange rate in effect at October 2, 2004).

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

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("JUICY COUTURE"), a privately held fashion apparel company. The total purchase price consisted of (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of JUICY COUTURE's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of $87-92 million.

On December 1, 2003, we acquired 100 percent of the equity interest of ENYCE HOLDING LLC ("ENYCE"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $4.8 million for certain post-closing adjustments.

RESULTS OF OPERATIONS
---------------------

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     --------
     stores located in the United States; and
o    International:  wholesale customers and Company specialty retail and outlet
     -------------
     stores and concession stores located outside of the United States, primarily MEXX Europe and MEXX Canada.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. This presentation reflects a change instituted effective with the first nine months of Fiscal 2003, from our prior practice of presenting specific segment information prior to intercompany eliminations.


THREE MONTHS  ENDED  OCTOBER 2, 2004  COMPARED TO THREE MONTHS ENDED  OCTOBER 4,
--------------------------------------------------------------------------------
2003
----

The following table sets forth our operating results for the three months ended October 2, 2004 compared to the three months ended October 4, 2003:

                                             Three months ended                       Variance
                                     ------------------------------------------------------------------
                                        October 2,        October 4,
Dollars in millions                        2004              2003              $              %
-------------------------------------------------------------------------------------------------------
Net Sales                               $   1,306.6       $   1,174.2      $   132.4          11.3%

Gross Profit                                  593.6             519.9           73.7          14.2%

Selling, general & administrative
   expenses                                   413.6             356.8           56.8          15.9%

Restructuring (gain) charge                    (0.1)             --             (0.1)           N/A

Operating Income                              180.1             163.1           17.0          10.4%

Other income (expense) - net                   (0.0)             (1.8)           1.8         100.0%

Interest (expense) - net                       (7.9)             (7.9)          (0.0)         (0.0)%

Provision for income taxes                     60.6              55.5            5.1           9.2%

Net Income                              $     111.6       $      97.9      $    13.7          14.0%

Net Sales
---------
Net sales for the third quarter of 2004 were a record $1.307 billion, an increase of $132.4 million, or 11.3%, over net sales for the third quarter of 2003. The acquisition of ENYCE (acquired December 1, 2003) added approximately $34.0 million in net sales for the quarter. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, added approximately $23.7 million in sales during the quarter. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales  increased  $48.0 million,  or 5.9%, to $856.7
     ------------------
     million. This result reflected the following:
     - The addition of $34.0 million of sales from our recently acquired ENYCE business;
     - A $14.1 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - Virtually flat net sales in the balance of our portfolio, reflecting continued growth in our JUICY COUTURE (due to continued increases in demand), licensed DKNY(R) Jeans (due to volume increases resulting from additional store locations within existing accounts), SIGRID OLSEN (due to volume growth resulting from new accounts in the better department store channel) and our MEXX Europe businesses, (exclusive of the impact of foreign currency exchange rates), offset by a 17.4% decrease in our LIZ CLAIBORNE business (a 15.5% sales decrease excluding the impact of lower shipments to the off-price channel). The planned decrease in our LIZ CLAIBORNE business resulted from a continued focus by our retail customers on inventory productivity and conservative planning, lower volume due to the upward migration of certain retailers to exclusive and differentiated product offerings, growth in department store private label brands and the introduction of new competitive offerings.

o    Wholesale  Non-Apparel  net sales  increased  $38.4 million,  or 27.2%,  to
     ----------------------
     $179.3 million. The increase was primarily due to new products representing the extension of our JUICY COUTURE brand into the Non-Apparel segment, as well as notable growth in our Cosmetics business, due primarily to the continued popularity of our CURVE and CRUSH CURVE fragrances and the launch of our REALITIES fragrance, and continued growth in our Jewelry, Handbags and Fashion Accessories businesses. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $43.5 million, or 20.0%, to $261.0 million.  The
     ------
     increase reflected the following:
     - A $9.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $34.2 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 19.2% comparable store sales increase in our LUCKY BRAND business and an 11.3% comparable store sales increase in our MEXX Europe business), the net addition of 12 new LUCKY BRAND stores, 7 new domestic LIZ CLAIBORNE outlet stores, 10 new specialty retail and outlet stores in our MEXX Europe business and 9 new specialty retail and outlet stores in our MEXX Canada business, in addition to the opening of 6 MEXX USA and 15 SIGRID OLSEN specialty retail stores over the last twelve months. We also opened 106 net new international concession stores in Europe over the last twelve months.

     Overall comparable store sales increased by 1.3%, primarily due to an increase of 9.9% in comparable store sales in our Specialty Retail business, partially offset by a comparable store sales decrease of 3.4% in our Outlet business. We ended the quarter with a total of 282 Outlet stores, 256 Specialty Retail stores and 619 international concession stores.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $2.5
     ---------
     million to $9.7 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales increased by $81.9 million, or
                               --------
9.0%, to $988.2 million, reflecting the contributions of new product launches and recent acquisitions, partially offset by planned declines in our LIZ CLAIBORNE business. International net sales increased $50.5 million, or 18.8%,
                      -------------
to $318.4 million, reflecting the results of our MEXX Europe business; approximately $23.7 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $73.7 million, or 14.2%, to $593.6 million in the third quarter of 2004 over the third quarter of 2003. Gross profit as a percent of net sales increased to 45.4% in 2004 from 44.3% in 2003. Approximately $12.6 million of the increase in the quarter was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management, lower sourcing costs and higher overall sell-through of our products at retail. Growth in our MEXX Europe business also contributed to the rate increase, as this business runs at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses ("SG&A") increased $56.8 million, or 15.9%, to $413.6 million in the third quarter of 2004 over the third quarter of 2003 and as a percent of net sales increased to 31.7% from 30.4%. Approximately $9.9 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, while approximately $9.2 million of the increase in the quarter was related to the acquisition of ENYCE and the start-up of new businesses. The higher SG&A rate primarily reflected reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE business, the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, and additional costs associated with the creation of a multi-brand platform in Europe discussed above, partially offset by the favorable impact of Company-wide expense control initiatives.

Restructuring (Gain)
--------------------
In the third  quarter,  we  recorded  a pretax  restructuring  gain of  $105,000
($68,000 after tax), representing the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic specialty retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income
----------------
Operating income for the third quarter of 2004 was $180.1 million, an increase of $17.0 million, or 10.4%, over last year. The impact of foreign currency exchange rates in our international businesses accounted for $2.7 million of the increase. Operating income as a percent of net sales decreased to 13.8% in 2004 compared to 13.9% in 2003. The increase was the result of increased sales, lower sourcing costs and improved inventory management, partially offset by increased expenses related to the start up of new businesses and retail expansion. Operating income by business segment is provided below:

o    Wholesale Apparel operating income decreased $3.2 million to $120.8 million
     -----------------
     (14.1% of net sales) in 2004 compared to $124.0 million (15.3% of net sales) in 2003, principally reflecting increased costs associated with the creation of a multi-brand platform in Europe discussed above and reduced profits in our LIZ CLAIBORNE business as a result of the lower sales volume, partially offset by the inclusion of our recently acquired ENYCE business and increased profits in our JUICY COUTURE and Special Markets businesses. $2.6 million of the increase resulted from the impact of foreign currency exchange rates in our international businesses.
o    Wholesale  Non-Apparel  operating  income was $41.0  million  (22.9% of net
     ----------------------
     sales) in 2004 compared to $23.2 million (16.5% of net sales) in 2003, principally due to increases in our Cosmetics business, the addition of our recently launched JUICY COUTURE accessories business, and increases in our Jewelry, Fashion Accessories and Handbags businesses.
o    Retail  operating  income  was $10.8  million  (4.1% of net  sales) in 2004
     ------
     compared to $10.2 million (4.7% of net sales) in 2003, principally reflecting increased profits as a result of better performance in our MEXX Europe and MEXX Canada businesses, partially offset by losses in our LIZ CLAIBORNE Europe concession business (due to weak consumer response in the European markets and investments associated with a new management structure and new product design team put into place in the fourth quarter of 2003) and costs associated with our direct to consumer initiatives (namely, the MEXX USA and SIGRID OLSEN specialty retail formats and our LIZ.COM website).
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $1.9 million to $7.5 million in 2004 compared to $5.6 million in 2003.

Viewed on a geographic basis, Domestic operating profit increased by $16.9 million, or 13.5%, to $142.8 million, predominantly reflecting the contribution of new and recent acquisitions, offset by reduced profits in our LIZ CLAIBORNE business. International operating profit was flat at $37.3 million, reflecting losses in our LIZ CLAIBORNE Europe business and the incremental costs associated with the creation of the multi-brand platform in Europe, and well as the reasons discussed above.

Net Other Expense
-----------------
Net other expense in the third quarter of 2004 was $9,000 compared to $1.8 million in the third quarter of 2003. In 2004 net other expense was comprised of $0.5 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), mostly offset by other non-operating income. In 2003, net other expense was principally comprised of $0.6 million of minority interest expense and other non-operating expenses.

Net Interest Expense
--------------------
Net interest expense in the third quarter of 2004 was flat at $7.9 million compared to the third quarter of 2003.

Provision for Income Taxes
--------------------------
The income tax rate in the third quarter of 2004 decreased to 35.2% from 36.2% in the prior year as a result of change to the European organizational structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations in nine European countries. On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 ("the Act"). The Internal Revenue Service has not issued the applicable regulations related to the implementation of the Act's provisions, and the Financial Accounting Standards Board is expected to issue guidance to account for the impact of the Act. As such, the company is currently not able to quantify the impact of the Act.

Net Income
----------
Net income in the third quarter of 2004 increased to $111.6 million, or 8.5% of net sales, from $97.9 million in the third quarter of 2003, or 8.3% of net sales. Diluted earnings per common share ("EPS") increased to $1.03 in 2004 from $0.89 in 2003, a 15.7% increase.

Average diluted shares outstanding decreased by 1.8 million shares to 108.5 million in the third quarter of 2004 on a period-to-period basis as a result of the impact of shares repurchased during the second quarter partially offset by the exercise of stock options and the effect of dilutive securities.

NINE MONTHS ENDED OCTOBER 2, 2004 COMPARED TO NINE MONTHS ENDED OCTOBER 4, 2003
-------------------------------------------------------------------------------

The following table sets forth our operating results for the nine months ended October 2, 2004 (comprised of 39 weeks) compared to the nine months ended October 4, 2003 (comprised of 40 weeks):

                                           Nine months ended                       Variance
                                     ------------------------------------------------------------------
                                        October 2,        October 4,
Dollars in millions                        2004              2003              $              %
-------------------------------------------------------------------------------------------------------
Net Sales                               $   3,435.3       $   3,209.2      $     226.1         7.0%

Gross Profit                                1,584.0           1,401.4            182.6        13.0%

Selling, general & administrative
   expenses                                 1,203.8           1,052.5            151.3        14.4%

Restructuring (gain) charge                    (0.1)               --             (0.1)         N/A

Operating Income                              380.3             348.9             31.4         9.0%

Other income (expense) - net                   (1.5)             (2.4)            (0.9)      (37.5%)

Interest (expense) - net                      (22.4)            (22.7)            (0.3)       (1.3%)

Provision for income taxes                    125.5             117.2              8.3         7.1%

Net Income                              $     230.9       $     206.6      $      24.3        11.8%

Net Sales
---------
Net sales for the nine months of 2004 (which was comprised of 39 weeks) were a record $3.435 billion, an increase of $226.1 million, or 7.0%, over net sales for the nine months of 2003 (which was comprised of 40 weeks). The recent acquisitions of JUICY COUTURE (acquired April 7, 2003) and ENYCE (acquired December 1, 2003) added approximately $167.4 million in net sales in the nine months. Approximately $71.4 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales  increased  $67.8 million,  or 3.1%, to $2.267
     ------------------
     billion. This result reflected:
     - A $146.3 million increase resulting from the acquisitions of JUICY COUTURE and ENYCE;

     - A $41.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $120.2 million net decrease primarily reflecting a 22.2% decrease in our LIZ CLAIBORNE business (an 18.5% sales decrease excluding the impact of lower shipments to the off-price channel) and a 9.8% decrease in our Special Markets business (due to the challenging retail environment and conservative inventory management of retailers in this sector), partially offset by increases, exclusive of the impact of foreign currency exchange rates, in our MEXX Europe business (due to continued growth), ELLEN TRACY (due to increased volume in the higher-priced Collection business), licensed DKNY(R) Men's and Women's Jeans (due to volume increases resulting from additional store locations within existing accounts) and SIGRID OLSEN (due to volume growth resulting from new accounts in the better department store channel). The planned decrease in our LIZ CLAIBORNE business resulted from lower volume due to the factors described above in the Overview section and a lower amount of shipments to off-price channels resulting from conservative inventory planning and management.

o    Wholesale  Non-Apparel net sales  increased by $42.6 million,  or 11.6%, to
     ----------------------
     $409.1 million. The increase primarily reflected the addition of our recently launched JUICY COUTURE accessories business, increases in our Cosmetics business, driven primarily by the launch of our REALITIES fragrance and continued growth in our CURVE fragrances, increases our MONET Jewelry business, and the introduction of products under our KENNETH COLE jewelry license. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $111.4 million, or 17.9%, to $732.9 million. The
     ------
     increase reflected the following:
     - A $28.9 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - An $82.5 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 16.2% comparable store sales increase in our LUCKY BRAND business) and the net store openings and new concessions mentioned above.

     Overall comparable store sales increased by 2.0%. Comparable store sales increased 7.5% in our Specialty Retail business and decreased 1.3% in our Outlet business.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $4.3
     ---------
     million to $26.6 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales increased by $90.5 million, or
                               --------
3.6%, to $2.614 billion, reflecting the contributions of new product launches and recent acquisitions, partially offset by declines in our LIZ CLAIBORNE and Special Markets businesses. International net sales increased $135.6 million, or
                            -------------
19.8%, to $821.5 million, reflecting the results of our MEXX Europe and MEXX Canada businesses; approximately $71.4 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $182.6 million, or 13.0%, to $1.584 billion in the nine months of 2004 over the nine months of 2003. Gross profit as a percent of net sales increased to 46.1% in 2004 from 43.7% in 2003. Approximately $38.4 million of the increase in the nine months was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management and lower sourcing costs. Growth in our MEXX Europe and JUICY COUTURE businesses also contributed to the rate increase, as each of these businesses run at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $151.3 million, or 14.4%, to $1.204 billion in the nine months of 2004 over the nine months of 2003 and as a percent of net sales increased to
35.0 % from 32.8%. Approximately $52.3 million of the increase resulted from the acquisitions of JUICY COUTURE and ENYCE and the start-up of new businesses, while approximately $32.8 million of the increase resulted from the impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the euro. The remainder of the increase resulted from higher volume-related expenses and other expense increases, including new store openings.

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

Restructuring (Gain)
--------------------
In the third  quarter,  we  recorded  a pretax  restructuring  gain of  $105,000
($68,000 after tax), representing the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic specialty retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income
----------------
Operating income in the nine months of 2004 was $380.3 million, an increase of $31.4 million, or 9.0%, over 2003. Operating income as a percent of net sales increased to 11.1% in the nine months of 2004 compared to 10.9% in 2003, primarily as a result of increased net sales and the improved gross margin rate discussed above. Approximately $5.6 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Operating income by business segment is provided below:

o    Wholesale Apparel operating income increased $9.2 million to $270.3 million
     -----------------
     (11.9% of net sales) in the nine months of 2004 compared to $261.1 million (11.9% of net sales) in 2003, principally reflecting the acquisitions of JUICY COUTURE and ENYCE and increased profits in our licensed DKNY(R) Jeans, ELLEN TRACY, CLAIBORNE Men's, LUCKY BRAND and SIGRID OLSEN businesses, partially offset by reduced profits in our LIZ CLAIBORNE business as a result of the lower sales volume discussed above.
o    Wholesale  Non-Apparel operating income increased by $17.9 million to $57.2
     ----------------------
     million (14.0% of net sales) in the nine months of 2004 compared to $39.3 million (10.7% of net sales) in 2003, reflecting increases in our Jewelry and department store Fashion Accessories businesses and the addition of our recently launched JUICY COUTURE accessories business, as well as strong performance in our Cosmetics business primarily due to the re-launch of our REALITIES fragrance and continued strong performance in our CURVE fragrances.
o    Retail  operating  income  decreased $1.2 million to $31.8 million (4.3% of
     ------
     net sales) in the nine months of 2004 compared to $33.0 million (5.3% of net sales) in 2003, principally reflecting losses in our LIZ CLAIBORNE Europe concession business as well as costs associated with our direct-to-consumer initiatives (namely, the MEXX USA and SIGRID OLSEN specialty retail formats and our LIZ.COM website), partially offset by an increase in profits from our LUCKY BRAND business and the impact of the closure of our domestic LIZ CLAIBORNE specialty stores in 2003.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $5.5 million to $21.0 million in the nine months of 2004 compared to $15.5 million in 2003.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased by $34.0
                                 --------
million, or 11.9%, to $318.6 million, predominantly reflecting the contribution of recent acquisitions, offset by reduced profits in our LIZ CLAIBORNE business. International operating profit decreased $2.7 million, or 4.2% to $61.7 million,
-------------
reflecting the results of losses in our LIZ CLAIBORNE Europe business and the incremental costs associated with the creation of a multi-brand platform in Europe, partially offset by the favorable impact of foreign exchange rates of $5.6 million.

Net Other Expense
-----------------
Net other expense in the nine months of 2004 was $1.5 million compared to $2.4 million in the nine months of 2003. In 2004 net other expense was comprised of $2.6 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.), partially offset by other non-operating income. In 2003, net other expense was principally comprised of $1.7 million of minority interest expense and other non-operating expense.

Net Interest Expense
--------------------
Net interest expense in the nine months of 2004 was $22.4 million, compared to $22.7 million in the nine months of 2003.

Provision for Income Taxes
--------------------------
The income tax rate in the nine months of 2004 decreased to 35.2% from 36.2% in the prior year as a result of change to the European organizational structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations in nine European countries. On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 ("the Act"). The Internal Revenue Service has not issued the applicable regulations related to the implementation of the Act's provisions, and the Financial Accounting Standards Board is expected to issue guidance to account for the impact of the Act. As such, the company is currently not able to quantify the impact of the Act.

Net Income
----------
Net income in the nine months of 2004 increased to $230.9 million, or 6.7% of net sales, from $206.6 million in the nine months of 2003, or 6.4% of net sales. Diluted earnings per common share ("EPS") increased 11.1% to $2.10 in 2004, from $1.89 in 2003.

Average diluted shares outstanding increased by 0.7 million shares to 110.0 million in the nine months of 2004 on a year-over-year basis, as a result of the exercise of stock options and the effect of dilutive securities, partially offset by the impact of shares repurchased during the third quarter of 2004.


FORWARD OUTLOOK
---------------

Retailers continue to be focused on inventory productivity to drive sales and avoid excess inventory. This planned increase in productivity, the overall negative retail sales trends in 2003 and the focus on brand differentiation have resulted in very conservative planned retailer receipts in all sectors for 2004. While improving sales trends for our brands drove our higher than planned sales performance in the third quarter, we continue to take a conservative and prudent approach in planning our business.

For the fourth quarter of 2004, we forecast a net sales increase of 9 - 11%, an operating margin in the range of 11.5% - 11.8% and EPS in the range of $0.71 - $0.74. We project that the impact of foreign currency exchange rates on net sales will be immaterial in the fourth quarter 2004.
o In our wholesale apparel segment, we expect fourth quarter 2004 net sales to increase in the range of 8 - 9%, primarily driven by the acquisition of ENYCE and increases in our domestic LIZ CLAIBORNE, MEXX Europe, JUICY COUTURE, licensed DKNY(R) Jeans and SIGRID OLSEN businesses.
o In our wholesale non-apparel segment, we expect fourth quarter 2004 net sales to increase in the range of 4 - 7%, primarily driven by the addition of our recently launched JUICY COUTURE accessories business as well as increases in our Handbags business.
o In our retail segment, we expect fourth quarter 2004 net sales to increase in the range of 15 - 18%, primarily driven by increases in our LUCKY BRAND, MEXX Europe and Outlet businesses as well as the conservative rollout of the MEXX USA and SIGRID OLSEN formats which were introduced in the second half of fiscal 2003.
o In our corporate segment, we expect fourth quarter 2004 licensing revenue to increase by 15%.

For fiscal 2004, we are now forecasting a net sales increase of 7.5 - 8% (including a 1.7% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 11.2% - 11.3% and EPS in the range of $2.81 - $2.84.
o In our wholesale apparel segment, we expect fiscal 2004 net sales to increase in the range of 4 - 5%, primarily driven by the inclusion of a full year's sales in our JUICY COUTURE and ENYCE businesses and increases in our MEXX Europe, SIGRID OLSEN, licensed DKNY(R) Jeans, ELLEN TRACY and LUCKY BRAND businesses, offset by a mid-teens decrease in our domestic LIZ CLAIBORNE business and an approximate 10% decrease in our Special Markets business.
o In our wholesale non-apparel segment, we expect fiscal 2004 net sales to increase in the range of 9 - 10%, primarily driven by increases in our JUICY COUTURE accessories, MONET and Cosmetics businesses.
o In our retail segment, we expect fiscal 2004 net sales to increase in the range of 17 - 18%, primarily driven by increases in our LUCKY BRAND and MEXX Europe businesses as well as the conservative rollout of the MEXX USA and SIGRID OLSEN formats which were introduced in the second half of fiscal 2003, partially offset by decreases related to the fiscal 2003 closure of our domestic LIZ CLAIBORNE specialty stores.
o In our corporate segment, we expect fiscal 2004 licensing revenue to increase by 20% over fiscal 2003.

For fiscal 2005, we are forecasting a net sales increase of 6 - 8%, an operating margin in the range of 11.4% - 11.6% and EPS in the range of $3.05 - $3.12. We project that the impact of foreign currency exchange rates on net sales will be immaterial in fiscal 2005.
o In our wholesale apparel segment, we expect fiscal 2005 net sales to increase in the range of 4 - 6%, primarily driven by increases in our MEXX Europe, Special Markets, JUICY COUTURE, LUCKY BRAND, SIGRID OLSEN, DANA BUCHMAN and licensed DKNY(R) Jeans businesses, partially offset by the impact of the discontinuation of our Kenneth Cole womenswear license. We expect net sales in our domestic Liz Claiborne business to be in the range of plus or minus low single digits year over year.
o In our wholesale non-apparel segment, we expect fiscal 2005 net sales to increase in the range of 6 - 8%, primarily driven by increases in our Cosmetics, JUICY COUTURE accessories, Handbags and Jewelry businesses.
o In our retail segment, we expect fiscal 2005 net sales to increase in the range of 13 - 15%, primarily driven by increases in our LUCKY BRAND, MEXX Europe, SIGRID OLSEN, MEXX USA and Outlet businesses. We project comparable store sales to increase low single digits over fiscal 2004.
o In our corporate segment, we expect fiscal 2005 licensing revenue to increase by 15% over fiscal 2004.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program; as of November 5, 2004, the Company had $101.5 million remaining in buyback authorization under the program.

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

2004 vs. 2003
-------------

Cash and Debt  Balances.  We ended the third quarter of 2004 with $134.4 million
------------------------
in cash and marketable securities, compared to $129.1 million at October 4, 2003 and $343.9 million at January 3, 2004, and with $596.3 million of debt outstanding at October 2, 2004 compared to $452.6 million at October 4, 2003 and $459.2 million at January 3, 2004. The $138.4 million increase in our net debt position on a year-over-year basis is primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe, $126.7 million payment made to acquire ENYCE, $116.8 million in share repurchases, and the effect of foreign currency translation on our Eurobond, which added $27.3 million to our debt balance, partially offset by cash flow from operations for the trailing twelve months of $429.9 million. The increase in our net debt position from year-end of $346.6 million was also attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe, $116.8 million in share repurchases and $96.0 million for capital and in-store expenditures partially offset by cash flows from operations. We ended the third quarter of 2004 with $1.745 billion in stockholders' equity, giving us a total debt to total capital ratio of 25.5% compared to $1.515 billion in stockholders' equity last year with a debt to total capital ratio of 23.0% and $1.578 billion in stockholders' equity at year end with a debt to total ratio of 22.5%. As of the end of the third quarter, we had approximately $101.5 million remaining on our share repurchase authorization.

Accounts  Receivable  increased  $87.9  million,  or 14.7%,  at  October 2, 2004
--------------------
compared to October 4, 2003, primarily due to the timing of invoicing of shipments, an additional $18.7 million from our recently acquired ENYCE business and the impact of foreign currency exchange rates of $9.0 million, primarily related to the strengthening of the euro, also impacted our receivable balance. Accounts receivable increased $293.2 million, or 75.0%, at October 2, 2004 compared to January 3, 2004, and days' sales outstanding increased to 72.8 from
65.4 on a year over year basis due primarily to volume increases and the timing of shipments in our domestic operations.

Inventories  increased  $92.1  million,  or 17.4% at October 2, 2004 compared to
-----------
October 4, 2003, and increased $136.3 million, or 28.1% at October 2, 2004 compared to January 3, 2004. The acquisitions of ENYCE as well as other new business initiatives, including the incremental rollout of our new MEXX USA and SIGRID OLSEN specialty store businesses, were responsible for $28.2 million of the increase in inventory over October 4, 2003. Inventories in our comparable domestic businesses increased by $26.0 million, primarily due to our acceleration of shipments from our suppliers in response to continued delays at the West Coast ports resulting from capacity issues; thus in-transit inventory increased $33.6 million. We are managing through the problem by using alternative shipping methods and reducing time off the manufacturing process, allowing our suppliers to ship earlier, ultimately offsetting the increased time to warehouse and distribute. Our international inventories grew by $37.9 million. Approximately $11.5 million of the international increase is related to the impact of currency exchange rates, primarily relating to the strengthening of the euro. The increase of $136.3 million compared to January 3, 2004 is primarily due to a shift in timing of our current season and in-transit inventories within our domestic wholesale apparel businesses. Our average inventory turnover rate decreased slightly to 4.5 times for the twelve-month period ended October 2, 2004 as compared to 4.8 times for the twelve-month period ended October 4, 2003 and 4.7 times for the twelve-month period ended January 3, 2004, reflecting a slight increased proportion of retail business in our mix. We continue to take a conservative approach to inventory management in 2004.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $203.3 million during the nine months of 2004; at the end of the nine months of 2004, our borrowings under these facilities were $154.6 million.

Net cash provided by operating  activities  was $42.1 million in the nine months
------------------------------------------
of 2004, compared to $4.2 million provided by operating activities in the nine months of 2003. This $37.9 million increase in cash flow was primarily due to a $24.3 million increase in net income as well as a $11.8 million increase in cash flow due to changes in working capital in 2004 compared to 2003, driven primarily by year-over-year changes in accounts payable due to timing of payments for inventory purchases and in the accrued expenses due to payment of certain employment-related obligations, partially offset by year-over-year changes in the accounts receivable balances as described above.

Net cash used in investing  activities  was $294.1 million in the nine months of
--------------------------------------
2004, compared to $178.7 million in the nine months of 2003. Net cash used in the nine months of 2004 primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe, as well as $96.0 million for capital and in-store expenditures. Net cash used in the nine months of 2003 primarily reflected $101.1 million for the additional payments made in connection with the acquisitions of JUICY COUTURE, LUCKY BRAND DUNGAREES and MEXX Canada and $77.9 million in capital and in-store expenditures.

Net cash provided by financing  activities  was $43.3 million in the nine months
------------------------------------------
of 2004, compared to $32.6 million in the nine months of 2003. The $10.7 million year-over-year increase primarily reflected the increase of short term borrowings and commercial paper, partially offset by the purchase of common stock.

Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in connection with our acquisitions. The LUCKY BRAND DUNGAREES and Segrets acquisition agreements could require us to purchase the minority interest shares in these businesses. These payments could be triggered by either the buyer or the seller and may occur in 2004 or in subsequent years. Additionally, pursuant to provisions in the MEXX Canada and JUICY COUTURE acquisition agreements that call for contingent purchase price payments (see Note 2 of Notes to Condensed Consolidated

Financial Statements), the contingent payments could occur respectively for MEXX Canada (in 2005 or 2006) and JUICY COUTURE (in 2005, 2006, 2007 or 2008). These payments become due when triggered by the buyer or the seller.

We estimate that if the eligible payments for LUCKY BRAND DUNGAREES and Segrets are triggered in 2004, they would fall in the range of $55 - 65 million and $2 - 4 million, respectively. These payments will be made in either cash or shares of our common stock at the option of either the Company or the seller.

We estimate that if the 2004 measurement year is selected, the MEXX Canada contingent payment in 2005 would be in the range of 38 - 42 million Canadian dollars (or $30 - 33 million based on the exchange rate in effect at October 2, 2004). This payment will be made in cash.

We estimate that if the 2005 measurement year is selected, the JUICY COUTURE contingent payment in 2006 would be in the range of $87 - 92 million. This payment will be made in either cash or shares of our common stock at the option of the Company.

If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt.

We note that with respect to the MEXX payment, the 2003 measurement year was selected for the calculation of the contingent payment triggered under the process provided for in the MEXX acquisition agreement. On August 16, 2004, the Company made the required final payment of $192.4 million (160 million euro).

Our anticipated capital expenditures for 2004 are expected to approximate $130 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.

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

On October 21, 2002, we entered into a $750 million credit agreement (the "Agreement") consisting of a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing a $500 million, 364-day unsecured credit facility scheduled to mature in November 2002, and a $375 million, three-year bank revolving credit facility, replacing an existing $250 million bank revolving credit facility which was scheduled to mature in November 2003. On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003. The three-year facility includes a $75 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. Repayment of outstanding balances of the 364-day facility can be extended for one year after the maturity date. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The Agreement may be directly drawn upon, or used, to support our $750 million commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. Our ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 2, 2004, we had $126.0 million of borrowings outstanding under the Agreement at an average interest rate of 2.0%. The carrying amount of the Company's borrowings under the commercial paper program approximate fair value because the interest rates are based on floating rates, which are determined by prevailing market rates. The commercial paper is classified as long-term debt as of October 2, 2004 as the Company intends to refinance such obligations on a long-term basis and is able to do so.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the "New Facility"), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005, each of which were part of the Agreement. The terms of the New Facility are substantially similar to the terms of the Agreement, including certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. A portion of the funds available under the New Facility not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the New Facility may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The New Facility includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and Euros. The funds available under the New Facility may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company's $750 million commercial paper program.

As of October 2, 2004, January 3, 2004 and October 4, 2003, we had lines of credit aggregating $568 million, $487 million and $411 million, respectively, which were primarily available to cover trade letters of credit. At October 2, 2004, January 3, 2004 and October 4, 2003, we had outstanding trade letters of credit of $322 million, $254 million and $264 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $112.3 million (based on the exchange rates as of October 2, 2004), which is included in the aforementioned $568 million available lines of credit. As of October 2, 2004, a total of $28.6 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.4%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2004 and 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, and the New Facility, which expires in 2009, substantially all of our debt will mature in less than one year and will be refinanced under existing credit lines.

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

Hedging Activities
------------------
At October 2, 2004, we had forward contracts maturing through December 2005 to sell 48 million euro for $56 million and 2.0 million Pounds Sterling for 2.9 million euro. The notional value of the foreign exchange forward contracts at the end of the third quarter of 2004 was approximately $60 million, as compared with approximately $76 million at year-end 2003 and approximately $98 million at the end of the third quarter of 2003. At the end of the third quarter of 2004, we had $10 million in euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $42 million in euro currency collars and $12 million in average rate options at the end of the third quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $2.8 million at the end of the third quarter of 2004, $11.8 million at year-end 2003 and approximately $8.5 million at the end of the third quarter of 2003. The ineffective portion of these contracts was approximately $262,000 and was expensed in 2004.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated Other Comprehensive Income (Loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 2, 2004.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material as of October 2, 2004.


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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended October 2, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2004, the FASB published an Exposure Draft, "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal periods beginning after June 15, 2005. The FASB has indicated that it will issue a final statement in late 2004. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS

115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under thecost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. The implementation of EITF 03-01 is not expected to have a material impact on our results of operations or financial condition.


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

o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o    Risks of increased sourcing costs, including costs for materials and labor;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees, including its union employees;
o Work stoppages or slowdowns by any suppliers or service providers or by the Company's union employees;
o    The impact of the anticipated  elimination of quota for apparel products in
     2005;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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

We do not speculate on the future direction of interest rates. As of October 2, 2004, January 3, 2004 and October 4, 2003 our exposure to changing market rates was as follows:

Dollars in millions           October 2, 2004  January 3, 2004  October 4, 2003
--------------------------------------------------------------------------------
Floating rate debt                 $154.6           $18.9           $44.7
Average interest rate                2.1%            2.8%            2.8%

Notional amount of interest rate   $216.9              --              --
   swap
Current implied interest rate      5.738%              --              --

A ten percent change in the average rate would have resulted in a $1.0 million change in interest expense during the nine months of 2004.

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

At October 2, 2004, we had forward contracts maturing through December 2005 to sell 48 million euro for $56 million and 2.0 million Pounds Sterling for 2.9 million euro. The notional value of the foreign exchange forward contracts at the end of the third quarter of 2004 was approximately $60 million, as compared with approximately $76 million at year-end 2003 and approximately $98 million at the end of the third quarter of 2003. At the end of the third quarter of 2004, we had $10 million in euro currency collars outstanding as compared to $42 million in euro currency collars at year-end 2003 and $42 million in euro currency collars and $12 million in average rate options at the end of the third quarter of 2003. Unrealized losses for outstanding foreign exchange forward contracts were approximately $2.8 million at the end of the third quarter of 2004, $11.8 million at year-end 2003 and approximately $8.5 million at the end of the third quarter of 2003. The ineffective portion of these contracts was approximately $262,000 and was expensed in 2004.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of October 2, 2004:

                               U.S. Dollar  Euro       Contract      Unrealized
Currency in thousands            Amount    Amount        Rate        Gain (Loss)
--------------------------------------------------------------------------------
Forward Contracts:
   Euro                           $56,000          1.0665 to 1.2650   $(2,852)
   Pounds Sterling                          2,958  0.6771 to 0.6799         5

Foreign Exchange Collar Contracts:
   Euro                           $10,000          1.1900 to 1.2800       $ 7

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 3, 2004:

                               U.S. Dollar             Contract      Unrealized
Currency in thousands            Amount                  Rate        Gain (Loss)
--------------------------------------------------------------------------------
Forward Contracts:
   Euro                           $64,000          1.0670 to 1.1450   $(6,715)
   Canadian Dollars                12,066          0.7254 to 0.7622      (298)

Foreign Exchange Collar Contracts:
   Euro                           $42,000          1.0500 to 1.1400   $(4,793)


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of October 2, 2004, and has concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal controls over financial reporting during the first nine months of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the nine months ended October 2, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                                                                                     (d) Maximum
                                          (a) Total                       (c) Total Number of      Approximate Dollar
                                          Number of                       Shares Purchased as    Value of Shares that May
                                            Shares         (b) Average     Part of Publicly       Yet Be Purchased Under
                                          Purchased       Price Paid Per   Announced Plans or     the Plans or Programs
               Period                   (in thousands)        Share            Programs            (in thousands) (2)
------------------------------------------------------------------------------------------------------------------------
January 4, 2004 - January 31, 2004               5.7 (1)    $   34.97                 --             $   218,334
February 1, 2004 - March 6, 2004                  --               --                 --             $   218,334
March 7, 2004 - April 3, 2004                   67.1 (1)    $   36.48                 --             $   218,334
April 4, 2004 - May 1, 2004                       --               --                 --             $   218,334
May 2, 2004 - June 5, 2004                   1,963.8        $   33.78          1,963,800             $   151,995
June 6, 2004 - July 3, 2004                  1,447.7        $   34.87          1,447,700             $   101,516
July 4, 2004 - July 31, 2004                      --               --                 --             $   101,516
August 1, 2004 - September 4, 2004                --               --                 --             $   101,516
September 5, 2004 - October 2, 2004               --               --                 --             $   101,516

Total nine months                            3,484.3        $   34.29          3,411,500             $   101,516

(1) Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans. Excludes the forfeiture of an aggregate of 5,000 restricted shares.
(2) The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $1.675 billion. As of October 2, 2004, the Company had $101.5 million remaining in buyback authorization under its program.


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

DATE:    November 10, 2004


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