Form 10-K
period 2005-01-01
CLAIBORNE LIZ INC
filed 2005-03-16
CIK 352363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005
                          ---------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  Yes   X           No
                      -----            -----

     Based upon the closing sale price on the New York Stock Exchange composite tape on July 2, 2004, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended July 3, 2004, the aggregate market value of the registrant's Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,811,125,745.70. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

     Number of shares of the registrant's Common Stock, par value $1 per share, outstanding as of February 25, 2005: 109,009,840 shares.

                      Documents Incorporated by Reference:

     Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 19, 2005-Part III.

                                     PART I
                                     ------

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

     We believe that we are one of the largest suppliers of women's branded apparel and accessories in the United States. Under our multi-brand, multi-channel, multi-geography distribution strategy, our brands are available at over 30,000 different retail locations throughout the world, including our own specialty retail and outlet stores, and on our E-commerce sites. Our products run the full fashion gamut, from classic and traditional to modern and contemporary, for every wearing occasion. Our brands include AXCESS, BORA BORA, C&C CALIFORNIA, CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J. H. COLLECTIBLES, JANE STREET, JUICY COUTURE, LAUNDRY BY SHELLI SEGAL, LIZ, LIZ CLAIBORNE, LUCKY BRAND, MAMBO, MARVELLA, MEXX, MONET, MONET 2, REALITIES, SIGRID OLSEN, SPARK, SWC, TRIFARI and VILLAGER. In addition, we hold certain licenses for men's, junior's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks, women's sportswear under the CITY DKNY(R) trademark, jewelry products under the KENNETH COLE NEW YORK and REACTION KENNETH COLE trademarks, and fragrance, cosmetic and beauty products under the CANDIE'S trademark.

     Acquisitions have played an important role in our growth over the past five years, including the subsequent growth of the acquired businesses. During this period we acquired Lucky Brand Dungarees (in 1999), Laundry by Shelli Segal (in
1999), Sigrid Olsen (in 1999), MONET (in 2000), MEXX Europe (in 2001), MEXX Canada (in 2002) Ellen Tracy (in 2002), Juicy Couture (in 2003) and Enyce (in
2003). On January 6, 2005, we purchased C&C California, Inc. ("C&C California"), a privately held fashion apparel company. C&C California offers a line of casual apparel with an emphasis on classy comfort, premium fabrics, simple detailing and vibrant colors, under the C&C CALIFORNIA trademark. C&C California products are sold primarily through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. See Note 2 of Notes to Consolidated Financial Statements. We expect to continue to pursue our acquisition strategy, seeking out opportunities that are financially attractive and involve manageable execution risks. For a discussion of our recent acquisitions, see Note 3 of Notes to Consolidated Financial Statements.

     Our principal executive offices are located in New York City, although we maintain sales operations on a global basis, including in Los Angeles, The Netherlands and Canada. International sales have come to represent an increasingly larger part of our total sales; over the past five years, international sales as a percentage of our total sales have been as follows:
3.8% in 2000, 12.1% in 2001, 18.3% in 2002, 22.1% in 2003 and 24.4% in 2004. The
growth in our international business has primarily been the result of our acquisitions of MEXX Europe and MEXX Canada and, to a lesser extent, MONET, and the subsequent growth of these acquired businesses and the impact of currency fluctuation. We have recently announced changes in our European operations intended to centralize strategic decision-making and facilitate our management of our multi-brand platform in Europe. For a discussion of these changes and their financial impact, see Note 14 to Notes to Consolidated Financial Statements.

     We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences may have a negative effect. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our recent success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, to our product designs and to our having successfully leveraged our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of the impact of the recent elimination of quota for apparel products, to leverage our technological competencies, and to continue to provide products that offer consumers an attractive price/value proposition. For a discussion of certain risks relating to our business, see "Business-Competition; Certain Risks" below. For a discussion of certain risks that may arise in connection with the elimination of quota, see "Business - Imports and Import Restrictions" below.

     As used  herein,  the terms  "Company",  "we",  "us" and "our" refer to Liz
Claiborne,  Inc.,  a  Delaware  corporation,   together  with  its  consolidated
subsidiaries.


Business Segments
-----------------

     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. We also license to third parties the right to produce and market products bearing certain Company-owned trademarks. See Note 21 of Notes to Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We present our results based on our three business segments indicated above, as well as on the following geographic basis based on selling location:

o Domestic: wholesale customers, our specialty retail and outlet stores located in the United States and our e-commerce sites; and
o International: wholesale customers and our specialty retail and outlet stores and concession stores located outside of the United States, primarily in our MEXX Europe and MEXX Canada operations.

     Wholesale Apparel.  This segment consists of women's,  men's and children's
     ------------------
apparel designed, marketed, produced and sold worldwide under various trademarks that we own, or license from third-party owners. Substantially all products in each sportswear collection are sold at retail as separate items. Products in the Wholesale Apparel segment are offered in a wide range of apparel markets, including the "better" priced, "bridge" (which includes the market between "better" priced and "designer" priced"), "contemporary", "denim/streetwear", and the moderate department store brands and mid-tier markets (which comprise what we previously referred to as our Special Markets business). This segment includes the following businesses, each of which presented four seasonal collections during 2004, (except our DANA BUCHMAN and ELLEN TRACY businesses, each of which presented three collections, our LAUNDRY and JUICY COUTURE businesses, each of which presented five collections, and our INTUITIONS business, which presented six collections).

     Better:

     Our LIZ CLAIBORNE business offers women's career and casual sportswear, in misses and petite sizes, including knitwear, twill and denim products, for sale at department and specialty stores, our own outlet stores and online. See Retail below. Commencing with the Spring 2004 season, products previously offered under our COLLECTION, LIZSPORT, LIZWEAR JEANS and LIZ & CO. trademarks are offered under our LIZ CLAIBORNE trademark. This business also offers a line of women's performance wear under the LIZ GOLF trademark.

     Our LIZ CLAIBORNE WOMAN business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions), for sale at department and specialty stores.

     Our LIZ business (distinct from LIZ CLAIBORNE) offers refined, sophisticated sportswear in misses sizes, for sale exclusively at Dillard's and Marshall Field's department stores. Shipping of the LIZ line commenced in August 2004.

     Our CITY DKNY(R) business offers women's career and casual sportswear for sale through department and specialty stores in the United States, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.

     Our CLAIBORNE business offers men's business-casual and sportswear, for sale at department and specialty stores, our own outlet stores and online. See Retail below. We license the right to design, manufacture and distribute a line
------
of men's dress shirts under the CLAIBORNE trademark to Kellwood Company.

     Our INTUITIONS business offers vintage inspired women's sportswear for sale exclusively at Dillard's department stores. Shipping of the INTUITIONS line commenced in January 2004.

     Our SIGRID OLSEN business, which we own by virtue of our ownership of 98.2% of Segrets, Inc ("Segrets"), offers a range of women's sportswear in misses, large and petite sizes under several of our trademarks, including SIGRID OLSEN COLLECTION (classic, refined sportswear with a contemporary influence), SIGRID OLSEN SPORT (casual sportswear with a novelty inspiration), and SO BLUE BY SIGRID OLSEN (casual sportswear with a jeanswear influence). We commenced shipping a line of dresses under the SIGRID OLSEN trademark in January 2005. SIGRID OLSEN products are primarily sold through upscale department stores and specialty stores and through our own retail and outlet stores. See Retail below.
                                                                   ------

     Bridge:

     Our DANA BUCHMAN business offers elegant and sophisticated women's sportswear, in misses, large and petite sizes, for sale at upscale department stores, specialty stores and through our own retail and outlet stores. See Retail below.
------

     Our ELLEN TRACY business offers elegant and sophisticated women's sportswear under several of our trademarks, including ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY, for sale at upscale department stores, specialty stores and through our own retail and outlet stores. See Retail below.
                                                                   ------
For a discussion of our acquisition of Ellen Tracy, Inc., see Note 3 of Notes to Consolidated Financial Statements.

     Contemporary:

     Our recently purchased C&C CALIFORNIA business offers women's, men's and children's casual apparel, predominately women's fashion t-shirts, for sale primarily through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. See Note 2 of Notes to Consolidated Financial Statements for a discussion our acquisition of C&C CALIFORNIA.

     Our JUICY COUTURE business offers upscale women's, men's and children's contemporary apparel under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through select upscale specialty stores and department stores throughout the United States, through distributors in Asia, Canada and Europe and through one of our own retail stores. See Retail below.
                                                                  ------
For a discussion of our acquisition of JUICY COUTURE, see Note 3 of Notes to Consolidated Financial Statements.

     Our LAUNDRY business offers women's sportswear and dresses under the LAUNDRY BY SHELLI SEGAL trademark, for sale at department and specialty stores and through our own retail stores. See Retail below. In January 2004, this
                                         ------
business introduced a line of dresses under our JANE STREET trademark, sold primarily through department and specialty stores. Shipping of the JANE STREET line commenced in May 2004.

     Denim/Streetwear:

     Our DKNY(R) JEANS and DKNY(R) ACTIVE business offers junior's, men's and women's sportswear, jeanswear and activewear under the DKNY(R) JEANS and DKNY(R) ACTIVE trademarks and logos for sale at department and specialty stores and through our own outlet stores (see Retail below) in the Western Hemisphere,
                                      ------
pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.

     Our ENYCE business offers men's and women's fashion forward streetwear under our ENYCE and LADY ENYCE trademarks. ENYCE products are sold predominately through specialty store chains, better specialty stores and select department stores throughout the United States and through distributors in Canada, Germany and Japan. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the acquisition of ENYCE.

     Our LUCKY BRAND business offers women's and men's denim-based casual sportswear under various LUCKY BRAND trademarks, for sale at select department and better specialty stores, through our own retail and outlet stores and online. See Retail below. For a discussion of our acquisition of Lucky Brand
             ------
Dungarees, Inc., see Note 3 of Notes to Consolidated Financial Statements.

     MEXX

     Our MEXX business, which is headquartered in The Netherlands, offers a wide range of men's, women's and children's fashion apparel under several trademarks including MEXX (men's and women's fashion sportswear), MEXX SPORT (performance sportswear), and XX BY MEXX (coordinated contemporary separates), for sale outside of the United States, principally in Europe and Canada. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our acquisition of MEXX. In the United States, MEXX products are sold in specialty retail stores operated under the MEXX tradename. See Retail below. In addition, MEXX Europe
                                        ------
offers several of our U.S. brands for sale in Europe, including ELLEN TRACY, ENYCE, LIZ CLAIBORNE and LUCKY BRAND.

     Mid-tier:

     Our Mid-tier business offers products for sale at J.C. Penney's, Kohl's, Mervyn's and Sears' stores, including AXCESS (fashion-forward men's and women's apparel, sold principally in Mervyn's and Kohl's department stores); CRAZY HORSE (men's and women's casual separates, sold principally in J.C. Penney stores); FIRST ISSUE (casual career and everyday wear, sold principally in Sears department stores); and VILLAGER (relaxed separates for soft career and weekend dressing, sold principally in Kohl's department stores).

     Moderate:

     Our Moderate business offers women's apparel under our EMMA JAMES (casual workplace apparel, sold principally in department stores), and J.H. COLLECTIBLES (relaxed feminine apparel, sold principally in department stores) trademarks.

     During 2004, we also offered a line of women's sportswear under the KENNETH COLE NEW YORK label and a line of women's status denim and sportswear under the REACTION KENNETH COLE label, pursuant to a licensing arrangement which by its terms expired in December 2004. See Note 4 of Notes to Consolidated Financial Statements.

     Wholesale  Non-Apparel.  This segment consists of accessories,  jewelry and
     ----------------------
cosmetics designed, marketed, produced and sold worldwide under various trademarks we own or license from third-party owners. The offerings of our Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of our apparel lines.

Accessories:

     Our Accessories business offers an array of accessories for sale in various market channels, including: handbags, small leather goods and fashion accessories in the Better market under our INTUITIONS (which first shipped in February 2004), LIZ CLAIBORNE, REALITIES (which first shipped in May 2004) and SIGRID OLSEN trademarks, in the Bridge market under our ELLEN TRACY trademark and in the Contemporary market under our JUICY COUTURE (which first shipped in February 2004), LUCKY BRAND and MEXX trademarks; and handbags and fashion accessories in the Mid-tier market under our AXCESS, CRAZY HORSE and VILLAGER trademarks.

Jewelry:

Our Jewelry business offers selections of jewelry for sale in various market channels, including: the "better" market under our INTUITIONS (which first shipped in February 2004), LIZ CLAIBORNE, MONET and REALITIES (which first shipped in September 2004) trademarks; the Bridge market under our ELLEN TRACY trademark; the Contemporary market under our JUICY COUTURE (which first shipped in February 2004), LUCKY BRAND and MEXX trademarks; and the Mid-tier market under our AXCESS, CRAZY HORSE, MARVELLA, MONET2, TRIFARI and VILLAGER trademarks. The Jewelry business also offers a line of jewelry for sale in the Contemporary market under the KENNETH COLE and REACTION KENNETH COLE trademarks, pursuant to the license we hold to manufacture, design, market and distribute women's jewelry under these trademarks. See Note 4 of Notes to Consolidated Financial Statements.

Cosmetics:

     Our Cosmetics business offers fragrance and bath and body-care products under the following Company owned trademarks: for women under LIZ CLAIBORNE and LIZSPORT, for men under CLAIBORNE SPORT, and for men and women under BORA BORA, CURVE, CURVE CRUSH, LUCKY YOU LUCKY BRAND, MAMBO and SPARK. We also offer fragrances, cosmetics and beauty products (for women and men) under the CANDIE'S trademark, which we license from Candie's, Inc. We commenced shipping lines of fragrance and bath and body-care products (for women and men) under our REALITIES trademark in July and under our SPARK SEDUCTION trademark in August, 2004.

     Retail. This segment consists of our worldwide retail operations from which
     ------
we sell our apparel and non-apparel products directly to the public through our specialty retail stores, outlet stores, and international concession stores (where the retail selling space is either owned and operated by the department store or leased and operated by a third party, while, in each case, we own the inventory). We anticipate adding locations to each of these formats in 2005. In addition, this segment includes certain branded e-commerce sites which sell our products direct to consumers.

     During 2003, we completed the closing of our LIZ CLAIBORNE specialty retail store format in the United States. See Note 14 of Notes to Consolidated Financial Statements.

     Specialty Retail Stores. As of January 1, 2005, we operated a total of 269 specialty retail stores under various Company trademarks, comprised of 158 retail stores within the United States and 111 retail stores outside of the United States (primarily in Western Europe and Canada).

     The following table sets forth information, as of January 1, 2005, with respect to our specialty retail stores:


  U.S. RETAIL SPECIALTY STORES
-------------------------------------------------------------------------------
                                                   Approximate Average Store
    Specialty Store Format      Number of Stores       Size (Square Feet)
-------------------------------------------------------------------------------
LUCKY BRAND DUNGAREES                     86                     2,300
ELISABETH                                 30                     3,000
SIGRID OLSEN                              25                     2,300
MEXX                                       7                    10,100
DANA BUCHMAN                               4                     4,800
LAUNDRY BY SHELLI SEGAL                    4                     1,700
ELLEN TRACY                                1                     5,300
JUICY COUTURE                              1                     2,200


    FOREIGN RETAIL SPECIALTY STORES
-------------------------------------------------------------------------------
                                                   Approximate Average Store
    Specialty Store Format      Number of Stores       Size (Square Feet)
-------------------------------------------------------------------------------
MEXX                                      82                     4,500
MEXX Canada                               28                     5,200
LIZ CLAIBORNE                              1                     3,000

     Outlet Stores. As of January 1, 2005, we operated a total of 285 outlet stores under various Company owned and licensed trademarks, comprised of 193 outlet stores within the United States and 92 outlet stores outside of the United States (primarily in Western Europe and Canada).


     The following table sets forth information, as of January 1, 2005, with respect to our outlet stores:


    U.S. OUTLET STORES
--------------------------------------------------------------------------------
                                                     Approximate Average Store
              Format              Number of Stores     Size by Square Footage
--------------------------------------------------------------------------------
LIZ CLAIBORNE *                          125                    10,700
LIZ CLAIBORNE WOMAN **                    18                     3,500
DKNY(R) JEANS                             14                     2,900
DANA BUCHMAN                              11                     2,300
ELLEN TRACY/DANA BUCHMAN HYBRID           11                     3,400
ELLEN TRACY                                6                     3,400
LUCKY BRAND DUNGAREES                      4                     2,500

CLAIBORNE                                  3                     2,600
SPECIAL BRANDS                             1                     2,500


     FOREIGN OUTLET STORES
--------------------------------------------------------------------------------
              Format              Number of Stores   Approximate Average Store
                                                       Size by Square Footage
--------------------------------------------------------------------------------
MEXX                                      35                     3,100
LIZ CLAIBORNE                             30                     3,000
MEXX Canada                               27                     5,700

* Includes three stores operated under the Liz Claiborne Company Store tradename.
** Includes outlet stores formerly operated under the ELISABETH tradename.

     Concession Stores. Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of January 1, 2005, the Company operated a total of 622 concession stores in Europe.

     The following table sets forth information, as of January 1, 2005, with respect to our concession stores:


         FOREIGN CONCESSIONS
     ----------------------------------- --------------------
          Concession Store Format         Number of Stores
     ----------------------------------- --------------------
     LIZ CLAIBORNE Apparel                       145
     MEXX                                        259
     MONET Jewelry                               218

     E-Commerce.  Our  products  are sold on a number of  branded  websites.  In
     -------------
addition, we operate several websites which only provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

-------------------------------------------------------------------------------
                                                    Information and Direct to
          Website                Information Only         Consumer Sales
-------------------------------------------------------------------------------
     www.claiborne.com                                           X
  www.curvefragrances.com                                        X
    www.danabuchman.com                 X
   www.elisabeth.com (1)                                         X
     www.ellentracy.com                 X
       www.enyce.com                    X
    www.juicycouture.com                X
www.laundrybyshellisegal.com            X
  www.lizclaiborne.com (2)                                       X
www.lizclaiborneinc.com (3)             X
  www.luckybrandjeans.com                                        X
      www.mexx.com (4)                                           X
     www.realities.com                                           X
    www.sigridolsen.com                 X
   www.sparkseduction.com                                        X

(1) This website offers consumers Plus size apparel under our ELISABETH, ELLEN TRACY, EMMA JAMES, LIZ CLAIBORNE WOMAN and SIGRID OLSEN labels.
(2) This website offers LIZ CLAIBORNE branded apparel, accessories and merchandise for the home.
(3) This website also offers investors information concerning the Company.
(4) The www.mexx.com website only sells MEXX branded apparel and accessories in Germany but is anticipated to commence selling MEXX branded merchandise in The Netherlands during the first quarter of fiscal 2005. This website is currently part of a joint-venture arrangement with Otto Versand (GmbH & Co.) which also sells MEXX branded merchandise in Germany through exclusive mail order catalogs. The arrangement with Otto Versand will be dissolved during the first quarter of fiscal 2005. As a result, MEXX Europe will operate the website business directly and catalog sales will no longer be made after the Spring 2005 catalog edition.

     Licensing. We license many of our brands to third parties with expertise in
     ---------
certain specialized products and/or market segments, thereby extending each licensed brand's market presence. We currently have forty-three license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2025. Each of the licenses provides for the payment to the Company of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. Royalty income from our licensing operations is included in "Sales from external customers" under "Corporate/Eliminations." See Note 21 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to select aspects of our licensing business:

------------------------------ -------------------------------------------------
          PRODUCTS                               BRANDS
------------------------------ -------------------------------------------------
Women's and Men's outerwear    LIZ CLAIBORNE, AXCESS, CLAIBORNE, DANA BUCHMAN,
                               ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZSPORT,
                               ELISABETH, STUDIO BY LIZ CLAIBORNE
Women's and Men's slippers     LIZ CLAIBORNE, CLAIBORNE
Women's and Men's belts        CLAIBORNE, ELLEN TRACY, AXCESS
Women's and Men's footwear     LIZ CLAIBORNE, LIZSPORT, AXCESS, CLAIBORNE,
                               COMPANY ELLEN TRACY, ELLEN TRACY, MEXX, VILLAGER,
                               LAUNDRY BY SHELLI SEGAL, FIRST ISSUE
Women's intimate apparel       LIZ CLAIBORNE, MEXX
Women's legwear                ELLEN TRACY,  MEXX
Women's neckwear               ELLEN TRACY
Women's sleepwear/loungewear   LIZ CLAIBORNE, LIZWEAR, AXCESS, VILLAGER,
                               ELISABETH, FIRST ISSUE, MEXX
Women's swimwear               LIZ CLAIBORNE, LIZSPORT, LUCKY BRAND, MEXX,
                               ELISABETH, JUICY COUTURE
Women's and Men's  watches     MEXX
Women's accessories            LUCKY BRAND
Women's dresses and suits      LIZ CLAIBORNE, FIRST ISSUE
Women's Bridesmaid Dresses     LAUNDRY BY SHELLI SEGAL
Men's accessories              AXCESS, CLAIBORNE, LUCKY BRAND
Men's and Boy's neckwear       AXCESS, CLAIBORNE, CRAZY HORSE
Men's dress shirts             CLAIBORNE
Men's pants                    CLAIBORNE
Men's sleepwear/loungewear
  /underwear                   AXCESS, CLAIBORNE, LUCKY BRAND
Men's socks                    CLAIBORNE, MEXX, AXCESS
Men's tailored clothing        CLAIBORNE, AXCESS
Children's apparel             LIZ CLAIBORNE, LIZWEAR, CLAIBORNE
Bed and Bath                   LIZ CLAIBORNE, MEXX, VILLAGER, SIGRID OLSEN
Children's legwear and socks   MEXX
Children's shoes               MEXX
Children's swimwear            MEXX
Jewelry                        MEXX
Cosmetics and Fragrances       MEXX
Decorative fabrics             LIZ CLAIBORNE
Blankets & Throws              LIZ CLAIBORNE
Flooring                       LIZ CLAIBORNE
Furniture                      LIZ CLAIBORNE
Games and Toys                 JUICY COUTURE
Home storage                   LIZ CLAIBORNE
Luggage                        LIZ CLAIBORNE, CLAIBORNE
Optic Products                 LIZ CLAIBORNE, CLAIBORNE,  FIRST ISSUE, MEXX,
                               LIZWEAR, LUCKY BRAND, VILLAGER
Tabletop Products              LIZ CLAIBORNE, VILLAGER, SIGRID OLSEN


SALES AND MARKETING

     Domestic sales accounted for approximately 75.6% of our 2004, and 77.9% of our 2003, net sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

     International sales accounted for approximately 24.4% of our 2004 net sales, as compared to 22.1% in 2003. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at free-standing retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.

     Wholesale sales (before allowances) of apparel and non-apparel products to our 100 largest customers accounted for approximately 83% of 2004 wholesale sales (or 65% of total sales), as compared with approximately 85% of 2003 wholesale sales (or 69% of total sales). Except for Dillard's Department Stores, Inc., which accounted for approximately 9% of 2004 and 2003 wholesale sales (or 7% of 2004 and 2003 total sales), no single customer accounted for more than 5% of 2004 wholesale sales or 6% of 2003 wholesale sales (or 4% of 2004 and 5% of 2003 total sales). However, certain of our customers are under common ownership; when considered together as a group under common ownership, sales to the eleven department store customers which were owned at year-end 2004 by Federated Department Stores, Inc. accounted for approximately 14% of 2004 wholesale sales and approximately 15% of 2003 wholesale sales (or 11% of 2004 and 12% of 2003 total sales), and wholesale sales to the nine department store customers which were owned at year-end 2004 by The May Department Stores Company accounted for approximately 12% of 2004 wholesale sales and approximately 10% of 2003 wholesale sales (or 9% of 2004 and 8% of 2003 total sales). See Note 11 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company's domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including in the Netherlands and Germany.

     For further information concerning our domestic and international sales, see Note 21 of Notes to Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     During 2004, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our businesses, including our Accessories and Jewelry, Cosmetics, DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND JEANS, Men's and SIGRID OLSEN businesses, and our licensed DKNY(R) JEANS and CITY DKNY(R) businesses.

     In 2004, we further expanded our domestic in-store shop programs, designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. Currently, in-store shops operate under the following brand names: CITY DKNY(R), CLAIBORNE, CRAZY HORSE, DANA BUCHMAN, DKNY(R) JEANS, ELLEN TRACY, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, JUICY COUTURE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LIZ, LUCKY BRAND, MEXX, SIGRID OLSEN, AXCESS and VILLAGER. Our Accessories business also offers an in-store shop program.

     In 2004, we installed, in the aggregate, 1,262 in-store shops, and, in 2005, we plan to install, in the aggregate, approximately 1,500 additional in-store shops. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity."

     We spent approximately $176 million on advertising, marketing and promotion for all of our brands in 2004, including approximately $45 million on national advertising, compared with aggregate advertising, marketing and promotion expenditures in 2003 of approximately $175 million, including approximately $45 million on national advertising.


MANUFACTURING

     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.

     Products produced in Asia represent a substantial majority of the Company's sales. We also source product in the United States and other regions. During 2004, several hundred suppliers manufactured our products; such products were manufactured by suppliers located in approximately 60 countries, including China, Saipan, Indonesia, Turkey, Hong Kong, Jordan, Philippines, Sri Lanka, Taiwan and Mexico. We continually seek additional qualified suppliers throughout the world for our sourcing needs. Our largest supplier of finished products manufactured approximately 5% of our purchases of finished products during 2004. In each of 2004, 2003 and 2002, our ten largest suppliers for the year manufactured in aggregate approximately 33%, 35% and 35%, respectively, of our purchases of finished products. We expect that the percentage of production represented by our largest suppliers will increase in 2005 in light of the Company's ongoing worldwide factory certification initiative, under which we allocate large portions of our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers which manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and consider our relations with such suppliers to be satisfactory.

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

     If we should misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. Please see "Business - Competition; Certain Risks" below.

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

IMPORTS AND IMPORT RESTRICTIONS

     Virtually all of our merchandise imported into the United States, Canada, and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization (the "WTO") member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China's accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called "safeguard quota provisions"). The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as "anti-dumping" actions). In addition, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business.

     In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the United States and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard quota", or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek continually to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

     In light of the very substantial portion of our products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the recent elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any "safeguard quota provisions" or any "anti-dumping" actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See "Competition; Certain Risks" below.

DISTRIBUTION

     We distribute a substantial portion of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and The Netherlands. See "Properties" below.

BACKLOG

     At February 24, 2005, our order book reflected unfilled customer orders for approximately $980 million of merchandise, as compared to approximately $1.099 billion at March 2, 2004. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2005 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders, and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.


TRADEMARKS

     We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.

     The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

  AXCESS                      LUCKY BRAND
  AXCESS/MEN                  LUCKY BRAND BABY
  BELONGINGS                  LUCKY BRAND DUNGAREES
  BORA BORA                   LUCKY BRAND DUNGAREES OF AMERICA TOO TOUGH TO DIE
  C&C CALIFORNIA              LUCKY BRAND KIDS
  CHOOSE JUICY                LUCKY SOUL
  CLAIBORNE                   LUCKYVILLE
  CLAIBORNE BOYS              LUCKY YOU
  CLAIBORNE SPORT             LUCKY YOU LUCKY BRAND
  CRAZY HORSE                 MADE IN THE GLAMOROUS U.S.A.
  CURVE                       MAMBO
  CURVE CRUSH                 MARVELLA
  DANA BUCHMAN                METRO CONCEPTS
  DANA BUCHMAN WOMAN          MEXX
  COMPANY ELLEN TRACY         MEXX KIDS
  ELLEN TRACY                 MEXX SPORT
  ELISABETH                   MINI MEXX
  EMMA JAMES                  MONET
  ENYCE                       MONET 2
  FIRST ISSUE                 REALITIES
  INTUITIONS                  RN#80318
  JANE STREET                 RUSS
  J.H. COLLECTIBLES           RUSS WOMAN
  JUICY                       SIGRID OLSEN
  JUICY BABY                  SIGRID OLSEN SPORT
  JUICY COUTURE               SIGRID OLSEN COLLECTION
  JUICY GIRL                  SIGRID OLSEN PETITES
  JUICY JEANS                 SIGRID OLSEN WOMAN
  LADY ENYCE                  SO BLUE
  LAUNDRY BY SHELLI SEGAL     SPARK
  LINDA ALLARD ELLEN TRACY    SPARK SEDUCTION
  LIZ                         SWC
  LIZ & CO.                   TAPEMEASURE
  LIZ CLAIBORNE               TINT
  LIZ CLAIBORNE BABY          TRIFARI
  LIZ CLAIBORNE COLLECTION    TRIPLE XXX DUNGAREES
  LIZ CLAIBORNE KIDS          VILLAGER
  LIZ CLAIBORNE WOMAN         VIVID
  LIZGOLF                     WOMEN'S WORK
  LIZSPORT                    XX BY MEXX
  LIZWEAR                     YZZA
  LOVE P&G

  Licensed Trademarks

  CANDIE'S                    DKNY(R) JEANS
  CITY DKNY(R)                KENNETH COLE NEW YORK
  DKNY(R) ACTIVE              REACTION KENNETH COLE



     In addition, we own and/or use the LC logomark, our triangular logomark, our triangle within a triangle icon, the DANA BUCHMAN leaf design, LUCKY BRAND's four-leaf clover design and fly placement, the JUICY COUTURE crest trademark, JM logomarks, and the C&C CALIFORNIA SUN logomark.

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


Risks Associated with Competition and the Marketplace
-----------------------------------------------------

     Our ability to compete successfully within the marketplace depends on a variety of factors, including:
o The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend in prices for apparel products;
o Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of our fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o Our ability, especially through our sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;
o    Our  ability  to  adapt  to  and  compete  effectively  in  the  new  quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barriers to entry;
o Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to our ability to respond effectively to:
     - these customers' buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing, and new product introductions);
     - these customers' strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives;
     - these customers' desire to have us provide them with exclusive and/or differentiated designs and product mixes;
     -    these customers' requirements for vendor margin support;
     - any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and
     - the effect that any potential consolidation among one or more of these larger customers (such as the proposed merger of Federated Department Stores, Inc. and The May Department Store Company) might have on the foregoing and/or other risks;
o Maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores; and
o Risks associated with the operation and expansion of our own retail business, including our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into our overall business mix.

Management and Employee Risks
-----------------------------

o Our ability to attract and retain talented, highly qualified executives and other key personnel in our design, merchandising, sales, marketing, production, systems and other functions;
o    Our ability to hire and train qualified retail management and associates;
o Risks associated with any significant disruptions in our relationship with our employees, including our union employees, and any work stoppages by our employees, including our union employees; and
o    Risks associated with providing for the succession of senior management.

Economic, Social and Political Risks
------------------------------------

     Also impacting the Company and our operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates, stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
o Any significant disruption in our relationships with our suppliers and manufacturers, as well as work stoppages by any of our suppliers or service providers;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota on apparel products, which may significantly impact sourcing patterns; and
o Risks related to our ability to establish, defend and protect our trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and New Product Lines and Markets
--------------------------------------------------------------------

     As part of our growth strategy, we from time to time acquire new product lines and/or enter new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines), are accompanied by a variety of risks inherent in any new business venture, including the following:
o Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions we have been making;
o Risks that new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
o Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o    Risks  associated  with  unanticipated  events  and  unknown  or  uncertain liabilities;
o Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;
o Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies; and
o With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within our control.

EMPLOYEES

     At January 1, 2005, we had approximately 14,500 full-time employees worldwide, as compared with approximately 13,000 full-time employees at January 3, 2004.

     In the United States and Canada, we are bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees
(which upon merger with the Hotel Employees and Restaurant Employees International Union, is now known as UNITE-HERE), and agreements with related locals which expire at various dates through May 2006. These agreements cover approximately 1,580 of our full-time employees. Most of the UNITE-HERE represented employees are employed in warehouse and distribution facilities we operate in California, New Jersey, Ohio, Pennsylvania and Rhode Island. In addition, we are bound by an agreement with the Industrial Professional &
Technical Workers International Union, covering approximately 227 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2005.

     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes.


AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.lizclaiborneinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission's Internet website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.


Item 2.  Properties.
         ----------

     Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail specialty, outlet and concession stores. We believe that our existing facilities are well maintained, in good operating condition and, upon occupancy of additional space, will be adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements. See Note 11 of Notes to Consolidated Financial Statements.

     Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 290,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space, and additional space of approximately 65,000 under three other lease agreements, two of which expire in 2006. Most of our business segments use the 1441 Broadway facility. In addition, in North Bergen, New Jersey, we own and operate an approximately 300,000 square foot office complex which houses operational staff. The following table sets forth information with respect to our other key properties:

Key Properties:

-----------------------------------------------------------------------------------------------------
                                                                       Approximate
Location(1)                                  Primary Use              Square Footage    Leased/Owned
-----------------------------------------------------------------------------------------------------
Mt. Pocono, Pennsylvania(2)      Apparel Distribution Center            1,230,000          Owned
North Bergen, New Jersey         Offices/Apparel Distribution Center      620,000          Owned
Santa Fe Springs, California     Apparel Distribution Center              600,000          Leased
West Chester, Ohio               Apparel Distribution Center              600,000          Leased
Voorschoten, The Netherlands(3)  Offices/Apparel Distribution Center      295,000          Leased
Dayton, New Jersey               Non-Apparel Distribution Center          226,000          Leased
Mississauga, Canada              Offices/Apparel Distribution Center      183,000          Leased
Dayton, New Jersey               Non-Apparel Distribution Center          179,000          Leased
Secaucus, New Jersey             Apparel Distribution Center              164,000          Leased
Amsterdam, The Netherlands(3)    Offices                                  160,000          Leased
Mt. Pocono, Pennsylvania         Apparel Distribution Center              150,000          Leased
Vernon, California               Offices/Apparel Distribution Center      123,000          Leased
Lincoln, Rhode Island            Non-Apparel Distribution Center          115,000          Leased

(1) We also lease showroom, warehouse and office space in various other domestic and international locations.
(2) This facility is on an 80-acre site which we own.
(3) This property is used for our European operations.

     On December 14, 2004, we announced changes to our product distribution network, including the addition of a new distribution center in Allentown, Pennsylvania and the closure of our Secaucus, New Jersey apparel distribution center. See Note 14 to Notes to Consolidated Financial Statements. We anticipate opening the Allentown facility during the first quarter of 2005 and completing the Secaucus facility's closure during the second quarter of 2005.

     During the second quarter of 2005 we anticipate completing the consolidation of our Canadian wholesale sales and support operations into our Montreal, Canada offices. This will result in the closure of our offices located in our Mississauga, Canada distribution center; we will, however, continue to distribute merchandise out of this facility.

     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Position, Capital Resources and Liquidity"; and Note 11 of Notes to Consolidated Financial Statements for a discussion of this arrangement. We are seeking to dispose of our interests in an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama, and our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

Item 3.  Legal Proceedings.
         -----------------

     The Company is a party to various legal actions. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position. See Notes 11 and 25 of Notes to Consolidated Financial Statements.

     During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia's Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. To date, we have not been required to take any action regarding this matter, however we are continuing to monitor this situation.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.
------------------------------------

     Information as to the executive officers of the Company, as of March 2, 2004, is set forth below:

Name                  Age    Position(s)

Paul R. Charron       62     Chairman of the Board and Chief Executive Officer

Angela Ahrendts       44     Executive Vice President

Lawrence D. McClure   56     Senior Vice President - Human Resources

Michael Scarpa        49     Senior Vice President and Chief Financial Officer

Trudy F. Sullivan     55     Executive Vice President

Robert J. Zane        65     Senior Vice President - Manufacturing, Sourcing,
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

     Ms. Ahrendts joined the Company in 1998 as Vice President - Corporate Merchandising and Design. In March 2001, Ms. Ahrendts was promoted to Senior Vice President Corporate Merchandising and Group President, and became Executive Vice President in March 2002. Prior to joining the Company, Ms. Ahrendts served as Executive Vice President of Henri Bendel, a division of the Limited, an apparel specialty store retailer, from 1996 to 1998.

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

                 Calendar Period           High              Low
                 ---------------           ----              ---

                    2004:
                    ----

                    1st Quarter           $37.83           $35.00
                    2nd Quarter            38.41            33.20
                    3rd Quarter            39.59            33.70
                    4th Quarter            42.21            37.47


                    2003:
                    ----

                    1st Quarter           $31.61           $26.31
                    2nd Quarter            36.40            30.61
                    3rd Quarter            36.84            33.10
                    4th Quarter            38.82            34.06


RECORD HOLDERS

     On February 25, 2005, the closing sale price of our Common Stock was $42.50. As of February 25, 2005, the approximate number of record holders of Common Stock was 6,078.

DIVIDENDS

     We have paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

                 Calendar Period      Dividends Paid per Common Share
                 ---------------      -------------------------------

                    2004:
                    ----
                    1st Quarter                 $0.05625
                    2nd Quarter                  0.05625
                    3rd Quarter                  0.05625
                    4th Quarter                  0.05625


                    2003:
                    ----
                    1st Quarter                 $0.05625
                    2nd Quarter                  0.05625
                    3rd Quarter                  0.05625
                    4th Quarter                  0.05625

     We currently plan to continue paying quarterly cash dividends on our Common Stock. The amount of any such dividend will depend on our earnings, financial position, capital requirements and other relevant factors.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about our purchases during the year ended January 1, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                                                                               (d) Maximum Approximate
                                           (a) Total                     (c) Total Number of   Dollar Value of Shares
                                           Number of                     Shares Purchased as       that May Yet Be
                                            Shares       (b) Average      Part of Publicly       Purchased Under the
                                           Purchased    Price Paid Per   Announced Plans or       Plans or Programs
             Period                     (in thousands)       Share            Programs           (in thousands) (2)
------------------------------------------------------------------------------------------------------------------------
January 4, 2004 - January 31, 2004               5.7 (1)    $   34.97                 --             $   218,334
February 1, 2004 - March 6, 2004                  --               --                 --             $   218,334
March 7, 2004 - April 3, 2004                   67.1 (1)    $   36.48                 --             $   218,334
April 4, 2004 - May 1, 2004                       --               --                 --             $   218,334
May 2, 2004 - June 5, 2004                   1,963.8        $   33.78          1,963,800             $   151,995
June 6, 2004 - July 3, 2004                  1,447.7        $   34.87          1,447,700             $   101,516
July 4, 2004 - July 31, 2004                      --               --                 --             $   101,516
August 1, 2004 - September 4, 2004                --               --                 --             $   101,516
September 5, 2004 - October 2, 2004               --               --                 --             $   101,516
October 3, 2004 - October 30,2004                 --              --                  --             $   101,516
October 31, 2004 - December 4, 2004             22.4 (1)       40.79                  --             $   101,516
December 5, 2004 - January 1, 2005               1.5 (1)       42.21                  --             $   101,516

Total year                                   3,508.2        $   34.33          3,411,500             $   101,516

(1) Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to our shareholder-approved stock incentive plans. Excludes the forfeiture of an aggregate of 5,000 restricted shares.
(2) In December 1989, our Board of Directors first authorized the repurchase, as market and business conditions warranted, of our Common Stock for cash in open market purchases and privately negotiated transactions. Since its inception, our Board of Directors has authorized the expenditure under the program of an aggregate of $1.675 billion. As of February 25, 2005, we had expended an aggregate of approximately $1.573 billion of the $1.675 billion authorized, covering approximately 88.2 million shares, and had approximately $101.5 million remaining in buyback authorization under the program.

Item 6.   Selected Financial Data.

     The following table sets forth certain information regarding our operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

(All dollar amounts in thousands except per common share data)

                                      2004             2003             2002             2001***          2000***
                                      ----             ----             ----             ----             ----

Net Sales                          $4,632,828         $4,241,115      $3,717,503        $3,448,522        $3,104,141
Gross Profit                        2,142,562          1,889,791       1,619,635         1,427,250         1,233,872
Operating Income                      502,746            470,790         389,888           331,717           303,689
Net Income                            313,569**          279,693**       231,165**         192,057**         184,595**
Working capital                       871,540            836,911         618,490           638,281           535,811
Total assets                        3,029,752          2,606,999       2,268,357         1,951,255         1,512,159
Long term obligations                 484,516            440,303         384,137           402,345           284,219
Stockholders' equity                1,811,789          1,577,971       1,286,361         1,056,161           834,285
Per common share data*:
   Basic earnings                        2.90**             2.60**          2.19**            1.85**            1.73**
   Diluted earnings                      2.85**             2.55**          2.16**            1.83**            1.72**
   Book value at year end               16.66              14.40           12.02             10.04              8.15
   Dividends paid                        0.23               0.23            0.23              0.23              0.23
Weighted average common
shares outstanding*               108,128,172        107,451,157     105,592,062       103,993,824       106,813,198
Weighted average common
shares and share
equivalents outstanding*          109,886,352        109,619,241     107,195,872       105,051,035       107,494,886

* Adjusted for a two-for-one stock split of our common stock, payable in the form of a 100% stock dividend to shareholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2002.

** Includes the after tax effect of a net restructuring charge of $6,472 ($9,694 pretax) or $0.06 per share and a one time gain on sale of an equity investment of $7,965 ($11,934 pretax) or $0.07 per common share in 2004, a restructuring gain of $429 ($672 pretax) or $0.004 per share in 2003, a restructuring charge of $4,547 ($7,130 pretax) or $0.04 per common share in 2002, a restructuring charge of $9,632 ($15,050 pretax) or $0.09 per common share in 2001, and restructuring charges of $13,466 ($21,041 pretax) or $0.13 per common share and a special investment gain of $5,606 ($8,760 pretax) or $0.05 per common share in 2000.

*** On May 23, 2001, the Company acquired 100% of the equity interest in MEXX Group BV. The following unaudited pro forma information assumes the acquisition occurred on January 2, 2000: for 2001 and 2000 respectively, net sales of $3,591,273 and $3,456,863, net income of $180,297 and
     $177,063, basic earnings per share of $1.73 and $1.66, and diluted earnings per share of $1.72 and $1.65. The pro forma information presented is not indicative of actual or future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o    Wholesale  Apparel  consists  of women's  and men's  apparel  designed  and
     ------------------
     marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our LIZ CLAIBORNE and LIZ brands along with our better apparel (CLAIBORNE (men's), INTUITIONS, REALITIES, SIGRID OLSEN and SWE), bridge priced (DANA BUCHMAN and ELLEN TRACY), Special Markets (which is comprised of our mid-tier brands (AXCESS, CRAZY HORSE, FIRST ISSUE and
     VILLAGER) and moderate department store brands (EMMA JAMES and J.H. COLLECTIBLES)), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE and LAUNDRY BY SHELLI SEGAL) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses and our licensed KENNETH COLE NEW YORK and REACTION KENNETH COLE businesses (as previously announced, our KENNETH COLE apparel license expired at the end of 2004). The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific region and the Middle East under our MEXX brand names.
o    Wholesale  Non-Apparel  consists of handbags,  small leather goods, fashion
     ----------------------
     accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o    Retail consists of our worldwide retail  operations that sell most of these
     ------
     apparel and non-apparel products to the public through our 285 outlet stores, 269 specialty retail stores and 622 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET and JUICY COUTURE, as well as our Special Brands Outlets which include products from our Special Markets divisions. In the first half of 2003, we completed the closure of our 22 LIZ CLAIBORNE domestic Specialty Retail stores (see Note 14 of Notes to Consolidated Financial Statements).

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/Eliminations" in Note 21 of Notes to Consolidated Financial Statements.

Competitive Profile
-------------------

We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our recent success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, to our product designs and to our having successfully leveraged our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of the impact of the recent elimination of quota for apparel products, and to leverage our technology competencies.

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices as are set forth under "Statement Regarding Forward-Looking Disclosure" below and in our 2004 Annual Report on Form 10-K, including, without limitation, those set forth under the heading "Business-Competition; Certain Risks."

Operating Highlights
--------------------

Within the past five fiscal years, the Company's revenues have grown to a record $4.633 billion in 2004 from $3.104 billion in 2000. This growth has been largely a result of our acquisitions made as part of our multi-brand, multi-channel, multi-geography diversification strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. In implementing this strategy, we have acquired a number of businesses, most of which have experienced notable growth post-acquisition. Our revenue growth over the five-year period also reflects the growth of our Special Markets business, which sells products at prices lower than our better-priced offerings, and our non-apparel businesses. With our acquisitions and the growth in our bridge-priced, contemporary, moderate and non-apparel businesses, we have diversified our business by channels of distribution, price point and target consumer, as well as geographically. Within the five-year period, our gross profit rate has improved from 39.7% in 2000 to 46.2% in 2004. This rate improvement reflects the acquisitions of MEXX Europe and MEXX Canada, MONET, ELLEN TRACY, LUCKY BRAND DUNGAREES and JUICY COUTURE, all of which operate at rates higher than the Company's better-priced businesses (see "Recent Acquisitions" below), as well as our efforts to better manage our inventories and a reduction in our manufacturing costs as a result of a consolidation in our supplier base. As a result, operating income has grown 66% to $502.7 million in 2004 from $303.7 million in 2000, and diluted EPS increased 66% to $2.85 in 2004 from $1.72 in 2000.

2004 Overall Results
--------------------

Net Sales
---------
Net sales in 2004 were a record $4.633 billion, an increase of $391.7 million, or 9.2%, over 2003 net sales.

The sales result reflects the inclusion of $209.8 million of additional sales from our recently acquired ENYCE (acquired December 1, 2003) and JUICY COUTURE (acquired April 7, 2003) businesses. Approximately $95.4 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening euro, on the reported results of our international businesses. We also experienced sales increases in our MEXX Europe, DKNY(R) Jeans, LUCKY BRAND DUNGAREES, SIGRID OLSEN, and Cosmetics businesses.

These increases more than offset expected sales decreases in our LIZ CLAIBORNE better-priced department store business and our Special Markets businesses. Our LIZ CLAIBORNE business has been challenged by increasingly conservative buying patterns of our retail store customers as they continue to focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel as a result of the introduction of new offerings by our competitors. In addition, the department store channel has been challenged by migration of consumers away from malls to national chains and off-priced retailers, as well as a general decline in prices for non-luxury apparel products.

Looking forward, we expect that our retail customers will continue a conservative approach to planning inventory levels, with continued focus on inventory productivity and an increasing emphasis on reorder (quick turn)
business. Our technological capabilities, coupled with modern business models and an evolving supply chain, enable us to partner with our customers to quickly identify and replenish those items that are trending well with consumers. We have diversified geographically, with our international operations representing nearly 25% of our sales in 2004 as compared to 22% in 2003. We continue to view international as an important area of growth and are working to build the capability to launch brands from our domestic portfolio in markets outside the United States while continuing to evaluate growth opportunities available through business development efforts outside the United States. Also, as we discussed above, through our acquisitions and internal growth, we have diversified our business by channels of distribution, price point and target customer. We note that our 2004 fiscal year was comprised of 52 weeks, as compared to 53 weeks in 2003; however, we do not believe that this extra week had a material impact on our 2003 overall results.

Gross Profit and Net Income
---------------------------
Our gross profit improved in 2004 reflecting continued focus on inventory management and lower sourcing costs, offsetting gross margin pressure resulting from a highly promotional retail environment. Our gross profit also benefited from the inclusion of a full year's activity for our JUICY COUTURE business and growth in our MEXX Europe business, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $313.6 million in 2004 from $279.7 million in 2003, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------
Our financial position continues to be strong. We ended 2004 with a net debt position of $147.2 million as compared to $115.3 million at 2003 year-end. We generated $457.3 million in cash from operations during fiscal 2004, which enabled us to fund our $116.8 million share repurchase in the second quarter, the final payment of $192.4 million (160 million euro) for MEXX Europe and our capital expenditures of $146.4 million, while increasing our net debt position by only $31.9 million. The increase in net debt was primarily due to the foreign currency exchange translation on our Eurobond, which added $33.9 million to our debt balance.

International Operations
------------------------
Revenues for the last five years are presented on a geographic basis as follows:

In thousands       2004        2003        2002        2001        2000
------------       ----        ----        ----        ----        ----
Domestic        $3,502,565  $3,304,614  $3,037,325  $3,031,318  $2,984,927
International    1,130,263     936,501     680,178     417,204     119,214
Total Company   $4,632,828  $4,241,115  $3,717,503  $3,448,522  $3,104,141

In 2004, sales from our international segment represented 24.4% of our overall sales, as opposed to 3.8% in 2000, primarily due to our acquisitions of MEXX
Europe and MEXX Canada and, to a lesser extent, MONET. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the recent launch of a number of our current domestic brands in Europe utilizing the MEXX corporate platform, including ENYCE, LIZ CLAIBORNE, MONET and LUCKY BRAND DUNGAREES as well as the introduction of our ELLEN TRACY brand in Europe. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $95.4 million, or 49.2%, of the increase in international sales from 2003 to 2004. Over the past few years, the euro and the Canadian dollar have strengthened against the U.S. dollar. While this trend has benefited our sales results in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

On January 6, 2005, we acquired all of the equity interest of C & C California, Inc. ("C & C"). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C CALIFORNIA brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.5 million, including fees, plus contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C & C's earnings in each year. C & C generated net sales of approximately $21 million in fiscal 2004. An independent third party valuation of the trademarks, trade names and customer relationships of C & C is currently in process. We estimate that the aggregate of the contingent payments will be in the range of approximately $50-60 million. The contingent payments will be accounted for as additional purchase price.

On December 1, 2003, we acquired 100 percent of the equity interest of Enyce Holding LLC ("Enyce"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain post-closing adjustments and assumptions of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $99-103 million. The contingent payment will be accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. This payment will be made in cash during the first half of 2005; we estimate that the payment will be in the range of 42-44 million Canadian dollars (or $35-37 million based on the exchange rate as of January 1, 2005). The contingent payment will be accounted for as additional purchase price.

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of 160 million euro (or $192.4 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the LUCKY BRAND DUNGAREES line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we purchased an additional 8.25 percent of the equity interest of Lucky Brand for $35.0 million. The remaining 6.75 percent will be purchased as follows: 1.9% in January 2006, 1.5% in January 2007, 1.1% in January 2008 and 2.25% in June 2008. The final payment will be equal to the value of the Lucky Brand shares held by the sellers based on a multiple of Lucky Brand's 2007 earnings. We estimate that the aggregate of the contingent payments will be $50-54 million.

On February 12, 1999, we acquired 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the SIGRID OLSEN women's apparel lines. In the fourth quarter of 1999, we purchased an approximately 3.0 percent additional equity interest. In November 2000, we purchased approximately 10.0 percent additional equity interest. In December 2004 we increased our equity interest from 97.5 percent to 98.2 percent. We may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. We estimate this payment would be in the range of approximately $2
- 4 million if the purchase occurs in 2005.


RESULTS OF OPERATIONS
---------------------

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
o    Domestic:  wholesale  customers  and  Company  specialty  retail and outlet
     --------
     stores located in the United States, and our e-commerce sites; and
o    International:  wholesale customers and Company specialty retail and outlet
     -------------
     stores and concession stores located outside of the United States, primarily in our MEXX Europe and MEXX Canada operations.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations. This presentation reflects a change instituted effective with the first quarter of Fiscal 2003, from our prior practice of presenting specific segment information prior to intercompany eliminations. Fiscal 2002 data presented in this "Management's Discussion and Analysis" has been presented on a basis consistent with the presentation methodology used for Fiscal 2004 and 2003.

2004 VS. 2003
-------------

The following table sets forth our operating results for the year ended January 1, 2005 (52 weeks), compared to the year ended January 3, 2004 (53 weeks):

                                         Year ended             Variance
                                    --------------------------------------------
                                    January 1,  January 3,     $          %
Dollars in millions                    2005        2004
--------------------------------------------------------------------------------

Net Sales                           $ 4,632.8   $ 4,241.1  $   391.7       9.2%

Gross Profit                          2,142.6     1,889.8      252.8      13.4%

Selling, general & administrative
   expenses                           1,630.1     1,419.7      210.4      14.8%

Restructuring charge (gain)               9.7        (0.7)      10.4   1,485.7%

Operating Income                        502.7       470.8       32.0       6.8%

Other income (expense) - net              9.6        (1.9)      11.5     605.3%

Interest (expense) - net                (32.2)      (30.5)       1.7       5.6%

Provision for income taxes              166.6       158.7        7.9       5.0%

Net Income                          $   313.6   $   279.7  $    33.9      12.1%

Net Sales
---------
Net sales for 2004 were a record $4.633 billion, an increase of $391.7 million, or 9.2%, over net sales for 2003. The inclusion of a full year of our JUICY COUTURE business (acquired April 7, 2003) and our ENYCE business (acquired December 1, 2003) added approximately $209.8 million in net sales during the year. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses added approximately $95.4 million in sales during the year. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased  $149.3  million,  or 5.3% to $2.966
     ------------------
     billion. This result reflected the following:
     - A $180.8 million increase resulting from the inclusion of a full year of sales of the acquired JUICY COUTURE and ENYCE businesses;
     - A $52.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - An $83.5 million net decrease across our other wholesale apparel businesses, primarily reflecting an 18.7% decrease in our LIZ CLAIBORNE business (a 16.9% sales decrease excluding the impact of lower shipments to the off-price channel) and a 6.0% decrease in our Special Markets business (due to the challenging retail environment and conservative inventory management of retailers in this sector), partially offset by increases in our licensed DKNY(R) Men's and Women's Jeans (due to volume increases resulting from additional store locations within existing accounts), SIGRID OLSEN (due to volume growth resulting from new accounts in the better department store channel) and LUCKY BRAND DUNGAREES (due to increased volumes at both better department stores and specialty retailers). The decrease in our LIZ CLAIBORNE business resulted primarily from lower volume due to a continued focus by our retail customers on inventory productivity and conservative planning, the upward migration of certain retailers to exclusive and differentiated product offerings, growth in department store private label brands and the introduction of new competitive offerings.

o    Wholesale  Non-Apparel net sales  increased by $56.8 million,  or 11.2%, to
     ----------------------
     $564.9 million. The increase primarily reflected the addition of our recently launched JUICY COUTURE accessories business, increases in our MONET Jewelry, licensed KENNETH COLE, LUCKY BRAND DUNGAREES and ELLEN TRACY businesses as well as increases in our Cosmetics business driven primarily by the re-launch of our REALITIES women's fragrance and continued growth in our CURVE fragrances. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o    Retail net sales increased $179.5 million, or 20.3%, to $1.066 billion. The
     ------
     increase reflected the following:
     - A $42.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $137.1 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including an 18.2% comparable store sales increase in our LUCKY BRAND DUNGAREES business) as well as net store openings and new concessions. On a net basis, we opened 22 new Outlet stores, primarily MEXX Europe and MEXX Canada Outlets, and 34 new Specialty Retail stores, primarily in our SIGRID OLSEN and LUCKY BRAND DUNGAREES businesses. We also opened 69 new international concession stores in Europe during 2004.

     Comparable store sales in our Company-operated stores increased by 3.0% overall, driven by a 10.5% increase in our Specialty Retail business, partially offset by a 1.6% decrease in our Outlet business. Excluding the extra week in 2003, comparable store sales in our Company-operated stores increased by 4.9% overall, driven by a 12.4% increase in our Specialty Retail business, while Outlet comparable store sales increased 0.2%. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.

o    Corporate  net sales,  consisting  of  licensing  revenue,  increased  $6.1
     ---------
     million to $36.6 million as a result of revenues from new licenses, primarily home products, as well as growth in our existing license portfolio.

Viewed on a geographic basis, Domestic net sales increased by $198.0 million, or
                              --------
6.0%, to $3.503 billion, reflecting the contributions of new product launches and recent acquisitions, partially offset by declines in our LIZ CLAIBORNE and Special Markets businesses. International net sales increased $193.8 million, or
                            -------------
20.7%, to $1.130 billion, reflecting the results of our MEXX Europe and MEXX Canada businesses; approximately $95.4 million of this increase was due to the impact of foreign currency exchange rates.

Gross Profit
------------
Gross profit increased $252.8 million, or 13.4%, to $2.143 billion in 2004 over 2003. Approximately $52.4 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Gross profit as a percent of net sales increased to 46.2% in 2004 from 44.6% in 2003. The increased gross profit rate reflects a continued focus on inventory management and lower sourcing costs. The increased gross profit rate also reflected a change in our sales mix, reflecting a decrease in sales in our LIZ CLAIBORNE and Special Markets business which run at lower gross profit rates than the Company average and continued sales growth in our MEXX Europe and JUICY COUTURE businesses, as each of these businesses run at a higher gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses ("SG&A"); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $210.4 million, or 14.8% to $1.630 billion in 2004 and as a percent of net sales increased to 35.2% in 2004 from 33.5% in 2003. The SG&A increase reflected the following:
o A $66.8 million increase resulting from the inclusion of a full year of expenses from our JUICY COUTURE and ENYCE business, as well as expenses incurred in connected with the start-up of new businesses, primarily our MEXX USA and SIGRID OLSEN Specialty Retail businesses;
o A $45.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
o A $97.9 million increase primarily resulting from the expansion of our domestic and international retail businesses and higher volume-related expenses.

SG&A as a percent of sales increased due to reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE and Special Markets businesses and the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, partially offset by the favorable impact of Company-wide expense control initiatives.

Restructuring Charge (Gain)
---------------------------
In December 2004, we recorded a net pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. Substantially all of the restructuring charge is expected to be a cash charge. The Company projects that the majority of the charge will be paid and all associated activities will be completed in the first quarter of fiscal 2005. The charge is comprised of the following:
o $5.7 million of the charge (the majority of which relates to employee severance costs) is associated with the restructuring of our European operations aimed at centralizing strategic decision-making and facilitating the management of a multi-brand platform as well as the closure of our Mexx Europe catalog business.
o $4.1 million of the charge is attributable to employee severance costs associated with the closure of our Secaucus, New Jersey distribution center. Products currently distributed through the Secaucus facility will be distributed through existing facilities as well as a new leased facility in Allentown, Pennsylvania.

In 2004 and 2003 we recorded pretax restructuring gains of $105,000 ($68,000 after tax), and $672,000 ($429,000 after tax) respectively, representing the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic specialty retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income
----------------
Operating income for 2004 was $502.7 million, an increase of $32.0 million, or 6.8%, over 2003. Operating income as a percent of net sales declined to 10.9 % from 11.1% in 2003 primarily due to costs associated with the above mentioned restructuring, as well as expenses related to the start-up of new businesses and retail expansion. The rate was positively impacted by increased sales, lower sourcing costs and improved inventory management. Approximately $6.7 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro in our international businesses. Operating income by business segment is provided below:

o    Wholesale Apparel operating income increased $9.2 million to $323.4 million
     -----------------
     (10.9% of net sales) in 2004 compared to $314.2 million (11.2% of net sales) in 2003, principally reflecting the inclusion of a full year of sales from our JUICY COUTURE and ENYCE businesses and increased profits in our licensed DKNY(R) Jeans, LUCKY BRAND DUNGAREES and SIGRID OLSEN businesses as well as profits resulting from the addition of our INTUITIONS business, partially offset by reduced profits in our domestic LIZ CLAIBORNE business as a result of the lower sales volume discussed above and the $9.8 million restructuring charge discussed above.

o    Wholesale  Non-Apparel  operating  income  increased $18.0 million to $78.8
     ----------------------
     million (13.9% of net sales) in 2004 compared to $60.8 million (12.0% of net sales) in 2003, reflecting increases in our Jewelry and department store Fashion Accessories businesses and the addition of our recently launched JUICY COUTURE accessories business, increases in our Cosmetics business as well as increases in our Jewelry and Fashion Accessories businesses.

o    Retail operating income decreased slightly by $2.0 million to $73.1 million
     ------
     (6.9% of net sales) in 2004 compared to $75.1 million (8.5% of net sales) in 2003, principally reflecting losses in our LIZ CLAIBORNE Europe concession business as well as costs associated with our direct-to-consumer start-ups (namely, the MEXX USA and SIGRID OLSEN Specialty Retail formats and our LIZCLAIBORNE.COM website), partially offset by an increase in profits from our LUCKY BRAND DUNGAREES, MEXX Europe and MEXX Canada businesses and the impact of the closure of our domestic LIZ CLAIBORNE Specialty Retail stores in 2003.

o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $6.7 million to $27.4 million in 2004 compared to $20.7 million in 2003.

Viewed on a  geographic  basis,  Domestic  operating  income  increased by $47.2
                                 --------
million, or 12.5%, to $426.0 million, predominantly reflecting the contribution of new businesses and recent acquisitions, partially offset by restructuring costs of $4.1 million relating to the closure of our Secaucus, New Jersey distribution center. International operating income decreased $15.3 million, or
                      -------------
16.6% to $76.8 million. The international decrease reflects the results of losses in our LIZ CLAIBORNE Europe business, the incremental costs associated with the creation of a multi-brand platform in Europe and the restructuring costs of $5.7 million relating to European operations discussed above, partially offset by the favorable impact of foreign exchange rates of $6.7 million.

Other Income (Expense) - Net
---------------------------
Net other income (expense) in 2004 was $9.6 million of income, compared to an expense of $1.9 million in 2003. The change consisted primarily of:
o On December 14, 2004, we sold all 1.5 million shares of Class A stock of Kenneth Cole Productions, Inc. ("KCP"). In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," a pre-tax gain of $11.9 million ($8.0 million after tax) was recorded. These shares were initially acquired in August 1999, in conjunction with our consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense)-net, upon sale of the securities.
o Net other expense was principally comprised of $3.7 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 1.8% minority interest in Segrets, Inc.) partially offset by other non-operating income primarily related to foreign exchange gains. In 2003, net other expense was principally comprised of $2.4 million of minority interest expense (which relates to the 15% minority interest in Lucky Brand Dungarees, Inc. and the 2.5% minority interest in Segrets, Inc.) partially offset by other non-operating income primarily related to foreign exchange gains.

Net Interest Expense
--------------------
Net interest expense in 2004 was $32.2 million, compared to $30.5 million in 2003, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. The increase in net interest expense was primarily due to the impact of foreign currency exchange fluctuations in our international businesses, which accounted for $2.6 million.

Provision for Income Taxes
--------------------------
The income tax rate in 2004 decreased to 34.7% from 36.2% in 2003 as a result of changes to the European organization structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations and a release of tax reserves due to favorable settlements of foreign tax audits, partially offset by the impact of a shift in pretax income between the Company's domestic and international operations.

Net Income
----------
Net income increased in 2004 to $313.6 million, or 6.8% of net sales, from $279.7 million in 2003, or 6.6% of net sales. Diluted earnings per common share ("EPS") increased 11.8% to $2.85 in 2004, up from $2.55 in 2003. Our average diluted shares outstanding increased by 0.3 million shares in 2004 on a year-over-year basis, to 109.9 million, as a result of the exercise of stock options and the effect of dilutive securities mostly offset by the repurchase of common shares in the second quarter of 2004.

2003 VS. 2002
-------------

The following table sets forth our operating results for the year ended January 3, 2004 compared to the year ended December 28, 2002:

                                         Year ended             Variance
                                    --------------------------------------------
                                   January 3,    December 28,
Dollars in millions                   2004           2002      $          %
--------------------------------------------------------------------------------

Net Sales                          $ 4,241.1    $ 3,717.5  $   523.6      14.1%

Gross Profit                         1,889.8      1,619.6      270.2      16.7%

Selling, general & administrative
   expenses                          1,419.7      1,222.6      197.1      16.1%

Restructuring (gain) charge             (0.7)         7.1       (7.8)   (109.9)%

Operating Income                       470.8        389.9       80.9      20.7%

Other (expense) - net                   (1.9)        (2.3)      (0.4)    (17.4)%

Interest (expense) - net               (30.5)       (25.1)       5.4      21.5%

Provision for income taxes             158.7        131.3       27.4      20.9%

Net Income                         $   279.7    $   231.2  $    48.5      21.0%

Net Sales
---------
Net sales for 2003 were a record $4.241 billion, an increase of $523.6 million, or 14.1%, over net sales for 2002. The acquisitions of JUICY COUTURE and ENYCE and the inclusion of a full year's sales for our recently acquired MEXX Canada and ELLEN TRACY businesses added approximately $252.9 million in net sales for the year. Approximately $145.2 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. While fiscal year 2003 was comprised of 53 weeks, as compared to 52 weeks in fiscal year 2002, we do not believe this extra week had a material impact on our overall sales results for the year. Net sales results for our business segments are provided below:

o    Wholesale  Apparel net sales increased $331.9 million,  or 13.4%, to $2.816
     ------------------
     billion. This result reflected the following:
     - The addition of $210.2 million of sales from our recently acquired JUICY COUTURE and ENYCE businesses as well as the inclusion of a full year's sales of our ELLEN TRACY and MEXX Canada businesses;
     - An $81.1 million increase resulting from the impact of foreign currency exchange rates in our international businesses;
     - A $49.5 million sales increase in our MEXX Europe business (excluding the impact of foreign currency exchange rates) as a result of increased comparable sales and expansion of wholesale distribution into new geographic markets; and
     - An $8.9 million net decrease primarily reflecting an approximate 12.2% decrease in our core LIZ CLAIBORNE business for the reasons discussed in the Overview section above, partially offset by increases in our Special Markets businesses, primarily as a result of the introduction of new products as well as increases in our DKNY(R) Jeans Men's and SIGRID OLSEN businesses due in each case to the addition of new retail customers and increased sales to existing retail customers.

o    Wholesale  Non-Apparel net sales were up $43.7 million,  or 9.4%, to $508.1
     ----------------------
     million. The increase was primarily due to:
     - A $43.1 million net increase primarily due to increases in our LIZ CLAIBORNE and MONET jewelry businesses and our Handbags businesses and new products representing the extension of a number of our apparel brands into the non-apparel segment, as well as the addition of products under our KENNETH COLE jewelry license, which launched in Spring 2003.
     - The impact of foreign currency exchange rates in our international businesses was immaterial.

o    Retail net sales increased $138.4 million, or 18.5%, to $886.3 million. The
     ------
     increase reflected:
     - The addition of $42.7 million representing the inclusion of a full year's sales from our recently acquired MEXX Canada and ELLEN TRACY businesses;
     - A $63.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
     - A $32.7 million increase primarily due to the addition of new stores, partially offset by the decreases related to the domestic LIZ CLAIBORNE Specialty Retail stores, which were closed by the end of the second quarter of 2003. On a net basis, we opened 13 new Outlet stores, primarily MEXX Europe and MEXX Canada Outlets, and 2 new Specialty Retail stores, as the closure of the 22 domestic LIZ
          CLAIBORNE stores partially offset new store openings in our SIGRID OLSEN, LUCKY BRAND DUNGAREES and MEXX Europe businesses. We also opened 71 new international concession stores in Europe over the last twelve months.

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

Gross Profit
------------
Gross profit increased $270.2 million, or 16.7%, to $1.890 billion in 2003 over 2002. Gross profit as a percent of net sales increased to 44.6% in 2003 from 43.6% in 2002. Approximately $79.5 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected a continued focus on inventory management and lower sourcing costs. The rate increase was also the result of the acquisition of JUICY COUTURE, the inclusion of a full year's activity for ELLEN TRACY and MEXX Canada and growth in our

MEXX Europe business, as these businesses run at higher gross profit rates than the Company average, as well as higher gross profit rates in our Outlet business due to improved inventory management and reduced markdowns. The gross profit rate increase was moderated by rate decreases in our core LIZ CLAIBORNE and Special Markets businesses and by reduced gross profit rates in our domestic Specialty Retail store businesses, reflecting the difficult retail environment resulting from reduced consumer traffic and increased competition.

Selling, General & Administrative Expenses
------------------------------------------
Selling, general & administrative expenses increased $197.1 million, or 16.1%, to $1.420 billion in 2003 and as a percent of net sales increased to 33.5% in 2003 from 32.9% in 2002. SG&A increased for the following reasons:
o A $95.6 million increase resulting from the acquisitions of JUICY COUTURE and ENYCE, the start-up of our MEXX USA and SIGRID OLSEN Specialty Retail businesses and the inclusion of a full year's expenses for MEXX Canada and ELLEN TRACY;
o A $65.9 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
o A $35.6 million increase resulting from volume-related growth and cost increases.

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

Operating Income
----------------
Operating income for 2003 was $470.8 million, an increase of $80.9 million, or 20.7%, over last year. Operating income as a percent of net sales increased to 11.1% in 2003 compared to 10.5% in 2002 primarily as a result of increased net sales and the improved gross profit rate discussed earlier. Approximately $13.6 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Operating income by business segment is provided below:
o    Wholesale  Apparel  operating  income  increased  $27.7  million  to $314.2
     ------------------
     million (11.2% of net sales) in 2003 compared to $286.5 million (11.5% of net sales) in 2002, principally reflecting the inclusion of a full year of our ELLEN TRACY and MEXX Canada businesses and the inclusion of our JUICY COUTURE and ENYCE businesses and increased profits in our SIGRID OLSEN and MEXX Europe businesses as well as in our Men's complex, partially offset by reduced profits in our core LIZ CLAIBORNE business for the reasons previously discussed.
o    Wholesale  Non-Apparel  operating  income  increased $26.7 million to $60.8
     ----------------------
     million (12.0% of net sales) in 2003 compared to $34.1 million (7.3% of net sales) in 2002, principally due to increases in all of our Non-Apparel businesses.
o    Retail  operating  income increased $17.1 million to $75.1 million (8.5% of
     ------
     net sales) in 2003 compared to $58.0 million (7.8% of net sales) in 2002, principally reflecting an increase in profits from our Outlet and LUCKY BRAND DUNGAREES and MEXX Europe Retail stores, partially offset by start-up costs associated with the opening of our new MEXX USA and SIGRID OLSEN stores and losses in our ELISABETH stores as well as losses in our now discontinued domestic LIZ CLAIBORNE Specialty Retail store operation.
o    Corporate  operating income,  primarily  consisting of licensing  operating
     ---------
     income, increased $9.4 million to $20.7 million.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased by $42.1
                                 --------
million, or 12.5%, to $378.7 million, predominantly reflecting the contribution of new and recent acquisitions. International operating profit increased $38.8
                                 -------------
million, or 72.7% to $92.1 million. The international increase reflected the results of our MEXX business and the favorable impact of foreign exchange rates of $13.6 million.

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


FORWARD OUTLOOK
---------------

For the full year 2005, we are forecasting a net sales increase of 6 - 8%, an operating margin in the range of 10.9% - 11.1% and EPS in the range of $2.96 - $3.02, including the impact, which we estimate will be $0.10 - $0.12, of the planned adoption in the third quarter of 2005 of SFAS No. 123R ("Share-Based Payment") and a shift in the Company's long-term equity compensation plan toward restricted stock and away from stock options. The shift toward restricted stock should ultimately reduce dilution as we expect that fewer shares will be used for equity compensation purposes than in prior years. We do not expect foreign currency exchange rates in our international businesses to have a material impact on full year 2005 results.
o In our Wholesale Apparel segment, we expect fiscal 2005 net sales to increase in the range of 4 - 5%, primarily driven by the acquisition of C&C California in addition to increases in our MEXX EUROPE, moderate department store, mid-tier (Special Markets), JUICY COUTURE, LUCKY BRAND DUNGAREES, licensed DKNY(R) Jeans and SIGRID OLSEN businesses, partially offset by the impact of the discontinuation of our KENNETH COLE womenswear license. We expect net sales in our domestic LIZ CLAIBORNE business to decrease mid to high single digits year over year.
o In our Wholesale Non-Apparel segment, we expect fiscal 2005 net sales to increase in the range of 6 - 8%, primarily driven by increases in our Cosmetics, JUICY COUTURE accessories, Handbags and Jewelry businesses.
o In our Retail segment, we expect fiscal 2005 net sales to increase in the range of 13 - 15%, primarily driven by increases in our LUCKY BRAND DUNGAREES, MEXX EUROPE, SIGRID OLSEN, LIZ CLAIBORNE Canada, MEXX Canada and MEXX USA businesses. We project comparable store sales to be flat to up low single digits over fiscal 2004.
o    We expect  fiscal  2005  licensing  revenue to  increase by 15% over fiscal
     2004.

For the first quarter of 2005, we forecast a net sales increase of 7 - 9% (including an approximate 1% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 9.8% - 10.1% and EPS in the range of $0.63 - $0.66.
o In our Wholesale Apparel segment, we expect first quarter 2005 net sales to increase in the range of 4 - 6%, primarily driven by the acquisition of C&C California as well as increases in our MEXX EUROPE, licensed DKNY(R) Jeans and JUICY COUTURE businesses, partially offset by the impact of the discontinuation of our licensed KENNETH COLE womenswear business.
o In our Wholesale Non-Apparel segment, we expect first quarter 2005 net sales to increase in the range of 10 - 12%, primarily driven by increases in our JUICY COUTURE accessories and MONET Jewelry businesses.
o In our Retail segment, we expect first quarter 2005 net sales to increase in the range of 15 - 18%, primarily driven by increases in our LUCKY BRAND DUNGAREES, MEXX Europe and SIGRID OLSEN businesses.
o    We expect first quarter 2005 licensing revenue to increase by 10%.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase program; as of February 25, 2005, the Company had $101.5 million remaining in buyback authorization under the program.

Sources of Cash.  Our  historical  sources of  liquidity  to fund  ongoing  cash
----------------
requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the "Eurobonds") to fund the initial payment in connection with our acquisition of MEXX Europe. These bonds are designated as a hedge of our net investment in MEXX (see Note 3 of Notes to Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months' liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see "Commitments and Capital Expenditures" for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2004 vs. 2003
-------------

Cash and Debt Balances. We ended 2004 with $393.4 million in cash and marketable
-----------------------
securities, compared to $343.9 million at year-end 2003, and with $540.6 million of debt outstanding, compared to $459.2 million at year-end 2003. This $31.9 million increase in our net debt position on a year-over-year basis is primarily attributable to the 160 million euro (or $192.4 million based on the exchange rate in effect on the payment date) required final contingent payment to complete the purchase of MEXX Europe, $116.8 million in share repurchases, $146.4 million for capital and in-store expenditures and the effect of foreign currency translation on our Eurobond, which added $33.9 million to our debt balance, partially offset by cash flow from operations for the year of $457.3 million. We ended the year with $1.811 billion in stockholders' equity, giving us a total debt to total capital ratio of 23.0% compared to $1.578 billion in stockholders' equity at the 2003 year-end with a total debt to total capital ratio of 22.5%. As of the end of 2004, we had approximately $101.5 million remaining on our share repurchase authorization.

Accounts receivable increased $41.3 million, or 10.6%, at year-end 2004 compared
-------------------
to year-end 2003, primarily due to growth in our domestic wholesale businesses. The impact of foreign currency exchange rates increased international accounts receivable balances by $10.2 million, primarily related to the strengthening of the euro.

Inventories  increased  $56.0  million,  or 11.5%,  at year-end 2004 compared to
-----------
year-end 2003. New business initiatives and expansion of our retail business were responsible for $31.7 million of the increase, while approximately $12.6 million of the increase is related to the impact of foreign currency exchange rates, primarily related to the strengthening of the euro. The remaining increase is primarily due to growth in our on-going and replenishment programs. Our average inventory turnover rate for 2004 was 4.5 times compared to 4.7 times in 2003. We continue to take a conservative approach to inventory management in 2005.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $203.3 million during 2004; at year-end 2004, our borrowings under these facilities were $56.1 million.

Net cash provided by operating  activities was $457.3 million in 2004,  compared
------------------------------------------
to $418.8 million provided in 2003. This $38.5 million increase was primarily due to an increase in net income of $33.9 million in 2004 from 2003.

Net cash used in investing  activities was $319.7  million in 2004,  compared to
--------------------------------------
$337.3 million in 2003. Net cash used in 2004 was primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe. We also spent $146.4 million for capital and in-store expenditures. Net cash used in 2003 primarily reflected $222.3 million in acquisition-related payments for the purchase of Juicy Couture and Enyce, as well as approximately $46.4 million of additional payments made in connection with the acquisitions of Lucky Brand and Mexx Canada. We also spent $107.2 million for capital and in-store expenditures.

Net cash used in financing  activities  was $50.6  million in 2004,  compared to
--------------------------------------
$7.0 million provided in 2003. The $57.6 million year-over-year increase was primarily due to purchases of common stock partially offset by an increase in short-term borrowings.

2003 vs. 2002
-------------

Cash and Debt Balances. We ended 2003 with $343.9 million in cash and marketable
-----------------------
securities, compared to $248.4 million at year-end 2002, and with $459.2 million of debt outstanding, compared to $399.7 million at year-end 2002. This $36.0 million decrease in our net debt position is primarily attributable to cash flows from operations for the full year of $418.8 million partially offset by the payments made to acquire Juicy Couture and Enyce, additional payments made in connection with the acquisitions of Lucky Brand and Mexx Canada and the effect of foreign currency translation on our Eurobond, which added $75.1 million to our debt balance. We ended 2003 with a record $1.578 billion in stockholders' equity, giving us a total debt to total capital ratio of 22.5%, compared to $1.286 billion in stockholder's equity and a total debt to total capital ratio of 23.7% in 2002.

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

Net cash provided by operating  activities was $418.8 million in 2003,  compared
------------------------------------------
to $410.5 million provided in 2002. This $8.3 million change in cash flows was primarily due to the increase in net income of $48.5 million in 2003 from 2002.

Net cash used in investing  activities was $337.3  million in 2003,  compared to
--------------------------------------
$306.8 million in 2002. Net cash used in 2003 primarily reflected $222.3 million in acquisition-related payments for the purchase of Juicy Couture and Enyce, as well as approximately $46.4 million of additional payments made in connection with the acquisitions of Lucky Brand and Mexx Canada. We also spent $107.2 million for capital and in-store expenditures. Net cash used in 2002 primarily reflected $88.9 million in capital and in-store expenditures and $206.3 million for the purchases of Mexx Canada and Ellen Tracy.

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


Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:

o On January 28, 2005, we purchased an additional 8.25 percent of the equity interest of Lucky Brand for $35.0 million. The remaining 6.75 percent will be purchased as follows: 1.9% in January 2006, 1.5% in January 2007, 1.1% in January 2008 and 2.25% in June 2008. The final payment will be equal to the value of the sellers' Lucky Brand shares based on a multiple of Lucky Brand's 2007 earnings. We estimate that the aggregate of the contingent payment will be $50-54 million.
o Under the Segrets acquisition agreement, we may elect, or be required, to purchase the minority interest shares in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2005, it would fall in the range of $2 - 4 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.
o The Mexx Canada acquisition agreement provides for a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year was at the option of the Company or the seller. In December 2004, the seller selected the 2004 measurement year for the calculation of the contingent payment. This payment will be made in cash during the first half of 2005; we estimate the payment will be in the range of 42-44 million Canadian dollars (or $35-37 million based on the exchange rate as of January 1, 2005). The contingent payment will be accounted for as additional purchase price.
o The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. We estimate that if the 2005 measurement year were selected, the Juicy Couture contingent payment in 2006 would be in the range of $99-103 million. This payment will be made in either cash or shares of our common stock at the option of the Company.
o The C & C acquisition agreement provides for contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C & C's earnings in each year. Contingent payments in aggregate are estimated by the Company to be in the range of approximately $50-60 million. The contingent payments will be accounted for as additional purchase price.

We note that with respect to the Mexx Europe acquisition, the sellers selected the 2003 measurement year for the calculation of the contingent payment provided for under the Mexx Europe acquisition agreement. On August 16, 2004, we made the required final payment of 160 million euro (or $192.4 million based on the exchange rate in effect on such date).

We lease all our retail stores under leases with terms that are typically five or ten years. We amortize leasehold improvements, as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company's option or an automatic renewal, (ii) there is no minimum sales requirement that could impair our ability to renew, (iii) failure to renew would subject us to a substantial penalty, and (iv) there is an established history of renewals in the format or location.

Our  anticipated  capital  expenditures  for 2005 are  expected  to  approximate
$155-160 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.

The following table summarizes as of January 1, 2005 our contractual cash obligations by future period (see Notes 3, 4, 11 and 12 of Notes to Consolidated Financial Statements):

                                                                   Payments due by period
                                         ---------------------------------------------------------------------------
Contractual cash obligations               Less than       1-3 years      4-5 years       After          Total
(In thousands)                               1 year                                      5 years
--------------------------------------------------------------------------------------------------------------------
Leases commitments                           $155,904       $270,373        $227,424      $365,216     $1,018,917
Capital lease obligation                        1,887          6,058              --            --          7,945
Deferred compensation                              --         19,000              --            --         19,000
Inventory purchase commitments                675,644             --              --            --        675,644
Eurobonds                                          --        474,340              --            --        474,340
Eurobond interest *                            31,428         31,428              --            --         62,856
Guaranteed minimum licensing royalties         19,651         26,385          26,000        39,000        111,036
Short-term borrowings **                       56,118             --              --            --         56,118
Synthetic lease                                 3,133         67,612              --            --         70,745
Rent hedge - Synthetic Lease ***                  702            334              --            --          1,036
Additional acquisition purchase price
   payments                                    73,405        136,700          76,900            --        287,005

* Interest on the Eurobond is fixed at 6.625% per annum and assumes an exchange rate of 1.355 dollars per euro.

** Interest on short-term borrowing is estimated at a rate of 2.7% or approximately $1.5 million.

*** In connection with the variable rates under the synthetic lease agreement, we have entered into interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended January 1, 2005.

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements).

On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, we received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted us to borrow in U.S. dollars, Canadian dollars and euro. At January 3, 2004, we had no debt outstanding under these facilities. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the "Agreement"), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company's $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At January 1, 2005, the Company had no debt outstanding under the Agreement. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

As of January 1, 2005 and January 3, 2004, we had lines of credit aggregating $551 million and $487 million, respectively, which were primarily available to cover trade letters of credit. At January 1, 2005 and January 3, 2004, we had outstanding trade letters of credit of $310 million and $254 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $126.1 million (based on the exchange rates as of January 1, 2005). As of January 1, 2005, a total of $56.1 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.7%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. The Company guarantees these lines. With the exception of the Eurobonds, which mature in 2006, most of our debt will mature in 2005 and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

Off-Balance Sheet Arrangements
------------------------------
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estatefinancing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of our employees, directors or affiliates, and the Company's transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

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

Hedging Activities
------------------
At year-end 2004, we had various euro currency collars outstanding with a net notional amount of $53 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro and various Canadian currency collars outstanding with a net notional amount of $27 million, maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $42.0 million in euro currency collars at year-end 2003. At year-end 2004, we also had forward contracts maturing through December 2005 to sell 34 million euro for $43 million and 2.0 million Canadian dollars for $1.7 million. The notional value of the foreign exchange forward contracts was approximately $45 million at year-end 2004, as compared with approximately $76 million at year-end 2003. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $6.2 million at year-end 2004 and approximately $11.8 million at year-end 2003. The ineffective portion of these contracts was not material and was expensed in 2004. Approximately $6.4 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in 2005.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended January 1, 2005. Approximately $0.7 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in 2005.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income
(loss). The loss recorded to Currency translation adjustment was $33.9 million in 2004 and $75.1 million in 2003.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the year ended January 1, 2005.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Accounts Receivable - Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable - trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable - trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

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

Goodwill and Other Intangibles
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 21 of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets, primarily trademarks and trade names, with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using independent third parties who apply the income approach using the relief-from-royalty method, based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors including estimates of future growth and trends, estimated royalty rates in the category of intellectual property, discounted rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attritition over time. Existing relationships are being amortized over periods ranging from 9 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended January 1, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized as a component of Cost of goods sold in current-period earnings. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The Company uses a derivative instrument to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in interest expense together with the change in fair value of the hedged item due to interest rates.

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of Selling, general & administrative expenses in current period earnings immediately.


Inflation
---------
The rate of inflation over the past few years has not had a significant impact on our sales or profitability.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, delaying the effective date for the measurement and recognition guidance of EITF 03-01, however the disclosure requirements remain effective and the applicable ones have been adopted for our fiscal year ended January 1, 2005. The implementation of EITF 03-01 is not expected to have a material impact on our results of operations or financial condition.

In September 2004, the EITF reached a consensus on applying Paragraph 19 of SFAS No. 131 in EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected the Company's segment classifications.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No.144 in Determining Whether to Report Discontinued Operations." The consensus requires an evaluation of whether the operations and cash flows of a disposed component have been or will be substantially eliminated from the ongoing operations of the entity or will migrate or continue. This consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Adoption of the EITF in the first quarter of fiscal 2005 should not have a material affect on our results of operations and financial position.

In December 2004, the FASB released revised SFAS No. 123R, "Share-Based Payment". The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (typically the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are planning on shifting the composition of our equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The adoption of SFAS No. 123R utilizing the modified prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.10 -$0.12.

On December 21, 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, "Accounting for Income Taxes," would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We are currently analyzing the potential impact of utilizing the incentive.

In December 2004, the FASB decided to postpone the issuance of their final standard on earnings per share ("EPS") entitled "Earnings per Share - an Amendment to FASB Statement No. 128." The final standard is expected to be issued in the first quarter of 2005. The proposed amendment would require changes to the treasury stock method of computing fully diluted EPS. The impact of the proposed standard on the financial results is not expected to be material.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
----------------------------------------------

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for fiscal 2005, any fiscal quarter of 2005 or any other future period, including those herein under the heading "Forward Outlook" or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "project," "management expects," "the Company believes," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

Risks Associated with Competition and the Marketplace
-----------------------------------------------------

Our ability to compete successfully within the marketplace depends on a variety of factors, including:
o The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend in prices for apparel products;
o Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of our fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o Our ability, especially through our sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;
o    Our  ability  to  adapt  to  and  compete  effectively  in  the  new  quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barriers to entry;
o Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to our ability to respond effectively to:
     - these customers' buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing, and new product introductions);
     - these customers' strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives;
     - these customers' desire to have us provide them with exclusive and/or differentiated designs and product mixes;
     -    these customers' requirements for vendor margin support;
     - any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and
     - the effect that any potential consolidation among one or more of these larger customers, such as the proposed merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
o Maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores; and
o Risks associated with the operation and expansion of our own retail business, including our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into our overall business mix.

Management and Employee Risks
-----------------------------

o Our ability to attract and retain talented, highly qualified executives and other key personnel in our design, merchandising, sales, marketing, production, systems and other functions;
o    Our ability to hire and train qualified retail management and associates;
o Risks associated with any significant disruptions in our relationship with our employees, including our union employees, and any work stoppages by our employees, including our union employees; and
o    Risks associated with providing for the succession of senior management.

Economic, Social and Political Risks
------------------------------------

Also impacting the Company and our operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates, stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
o Any significant disruption in our relationships with our suppliers and manufacturers, as well as work stoppages by any of our suppliers or service providers;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota on apparel products, which may significantly impact sourcing patterns; and
o Risks related to our ability to establish, defend and protect our trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and New Product Lines and Markets
--------------------------------------------------------------------

As part of our growth strategy, we from time to time acquire new product lines and/or enter new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines), are accompanied by a variety of risks inherent in any new business venture, including the following:
o Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions we have been making;
o Risks that new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
o Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o    Risks  associated  with  unanticipated  events  and  unknown  or  uncertain liabilities;
o Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;
o Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies; and
o With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within our control.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our revolving credit facility, other credit facilities and our 175 million euro fixed rate to floating rate swap associated with our 350 million Eurobonds. These loans bear interest at rates which vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of January 1, 2005 and January 3, 2004 our exposure to changing market rates was as follows:

Dollars in millions                         January 1, 2005     January 3, 2004
-------------------------------------------------------------------------------
Variable rate debt                               $56.1               $18.9
Average interest rate                            2.7%                 2.8%
Notional amount of interest rate swap           $237.2                 --
Current implied interest rate                    5.68%                 --

A ten percent change in the average rate would have resulted in a $1.4 million change in interest expense during 2004.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of January 1, 2005, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

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

At January 1, 2005 and January 3, 2004, we had outstanding foreign currency collars with net notional amounts aggregating to $80 million and $42 million, respectively. We had forward contracts aggregating to $45 million at January 1, 2005 and $76 million at January 3, 2004. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $6.2 million at January 1, 2005 and $11.8 million at January 3, 2004. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $10.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $12.0 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2005:

                                     U.S. Dollar      Contract       Unrealized
Currency in thousands                  Amount           Rate        Gain (Loss)
--------------------------------------------------------------------------------
Forward Contracts:
   Euro                                 $43,000   1.2197 to 1.3234    $(3,758)
   Canadian Dollars                       1,664   0.8310 to 0.8314          2


Foreign Exchange Collar Contracts:
   Euro                                 $53,000   1.2000 to 1.3753    $(2,123)
   Canadian Dollars                      26,625   0.8000 to 0.8484       (337)

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

Item 8.  Financial Statements and Supplementary Data.

See the "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K for information required under this
Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as of January 1, 2005, and have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See "Index to Consolidated Financial Statements and Schedules" appearing at the end of this Annual Report on Form 10-K for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

With respect to our Executive Officers, see Part I of this Annual Report on Form 10-K.

Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16 (a) Beneficial Ownership Reporting Compliance", "Corporate Governance", "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") is hereby incorporated by reference.

Item 11.  Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" (other than the Board Compensation Committee Report on Executive Compensation) in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

     The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); and Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan"), which together comprise all of our existing equity compensation plans, as of January 1, 2005.

                                  (a)                 (b)                     (c)

                                                                     Number of Securities
                                                                    Remaining Available for
                        Number of Securities    Weighted Average     Future Issuance Under
                          to be Issued Upon    Exercise Price of      Equity Compensation
                             Exercise of          Outstanding          Plans (Excluding
                        Outstanding Options,   Options, Warrants   Securities Reflected in
    Plan Category        Warrants and Rights       and Rights             Column (a))
    -------------        -------------------       ----------             -----------
Equity Compensation
Plans Approved by
Stockholders......            9,903,124 (1)(2)      $29.40 (3)            5,219,423 (4)
----------------------- ---------------------- ------------------- --------------------------
Equity Compensation
Plans Not Approved by
Stockholders......                    0                    N/A                    0
----------------------- ---------------------- ------------------- --------------------------
TOTAL.............            9,903,124 (1)(2)      $29.40 (3)            5,219,423  (4)
----------------------- ---------------------- ------------------- --------------------------
-----------------------

(1)  Includes   75,283  shares  of  Common  Stock  issuable  under  the  Outside
     Directors' Plan pursuant to participants' elections thereunder to defer certain director compensation.

(2) Includes an aggregate of 815,108 shares (the "Performance Shares") which may be issued to Paul R. Charron upon satisfaction of certain performance criteria as set forth in Mr. Charron's Amended and Restated Employment Agreement, dated November 3, 2003 and the Performance Share Agreement, dated November 3, 2003 ("the November 2003 Agreement") and the Performance Share Agreement dated March 4, 2004 (the "March 2004 Agreement"). Of the total which may be issued, 405,288 may be issued under the terms of the November 2003 Agreement and 409,820 may be issued under the March 2004 Agreement. The actual number of Performance Shares which will be issued to Mr. Charron depends on the extent of the achievement of the performance criteria.

(3) Performance Shares and shares issuable under the Outside Directors' Plan pursuant to participants' election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(4) In addition to options, warrants and rights, the 2000 Plan and the 2002 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2005 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Executive Compensation-Employment Arrangements" in the 2005 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2005 Proxy Statement.



PART IV

Item 15.  Exhibits, Financial Statement Schedules.


(a)  1. Financial Statements.                                     PAGE REFERENCE
                                                                  2004 FORM 10-K

MANAGEMENT'S REPORTS AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM          F-2 to F-5

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
    January 1, 2005 and January 3, 2004                           F-6

    Consolidated Statements of Income for the
    Three Fiscal Years Ended January 1, 2005                      F-7

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended January 1, 2005     F-8 to F-9

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended January 1, 2005                      F-10

    Notes to Consolidated Financial Statements                    F-11 to F-38




         2. Schedules.


SCHEDULE II - Valuation and Qualifying Accounts                   F-39


         NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

     3. Exhibits.


Exhibit
No.            Description
---            -----------

2(a)         - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

10(b)(ii)    - Second Amendment to Lease, dated as of September 19, 1998, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (ii) to the 1999 Annual Report).

10(b)(iii)   - Third Amendment to Lease,  dated as of September 24, 1999, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (iii) to the 1999 Annual Report).

10(b)(iv)    - Fourth  Amendment to Lease,  effective as of July 1, 2000, to the
               1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the "2002 Annual Report"]).

Exhibit
No.            Description
---            -----------

10(b)(v)     - Fifth Amendment to Lease  (incorporated  herein by reference from
               Schedule 10(b)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (the "2003 Annual Report")).

10(c)+       - National Collective Bargaining  Agreement,  made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (now known as UNITE-HERE) for the period June 1, 2003 through May 31, 2006 (incorporated herein by reference from Exhibit 10(c) to the 2003 Annual Report).

10(d)+*      - Description  of  Liz  Claiborne,   Inc.  2004  Salaried  Employee
               Incentive Bonus Plan.

10(e)+       - The Liz  Claiborne  401(k)  Savings and Profit  Sharing  Plan, as
               amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+    - First  Amendment to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)+   - Second  Amendment to the Liz Claiborne  401(k) Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)+  - Third  Amendment to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)+   - Trust  Agreement  (the  "401(k)  Trust  Agreement")  dated  as of
               October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+*   - First Amendment to the 401(k) Trust Agreement.

10(e)(vi)+*  - Second Amendment to the 401(k) Trust Agreement.

10(f)+       - Liz Claiborne,  Inc. Amended and Restated Outside Directors' 1991
               Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(f)(i)+    - Amendment to the Outside  Directors'  1991 Plan,  effective as of
               December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+   - Form of Option  Agreement under the Outside  Directors' 1991 Plan
               (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(g)+       - Liz Claiborne,  Inc. 1992 Stock  Incentive Plan (the "1992 Plan")
               (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

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

10(h)(i)+    - Amendment 1 to the 2000 Plan  (incorporated  herein by  reference from Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+   - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+  - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"]).

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

10(i)(i)+    - Amendment  No.  1  to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+   - Amendment 2 to the 2002 Plan  (incorporated  herein by  reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+  - Amendment 3 to the 2002 Plan  (incorporated  herein by  reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+   - Form  of   Option   Grant   Certificate   under   the  2002  Plan
               (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+    - Form of  Restricted  Share  Agreement  for  Registrant's  "Growth
               Shares" program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
---            -----------

10(l)+       - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from
               Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

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

10(m)(iv)+   - Executive Termination Benefits Agreement,  between Registrant and
               Paul R. Charron (incorporated herein by reference from Exhibit 10
               (v)(iii) to the 2000 Annual Report).

10(m)(v)+    - First Amendment to the Executive  Termination  Benefits Agreement
               between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+   - Stock Option  Certificate,  dated November 3, 2003 issued to Paul
               R. Charron under Registrant's 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(vii)+  - Restricted  Share  Agreement  under  the 2000  Plan,  dated as of
               November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.5 to the November 5, 2003 Form 8-K).

10(m)(viii)+ - Performance  Share  Agreement  under the 2002  Plan,  dated as of
               November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.6 to the November 5, 2003 Form 8-K).

10(m)(ix)    - Stock Option Certificate,  dated March 4, 2004, issued to Paul R.
               Charron, under Registrant's 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 2004 [the "1st Quarter 2004 10-Q"]).

10(m)(x)     - Restricted Share Agreement under the 2002 Plan, dated as of March
               4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(b) to the 1st Quarter 2004 10-Q).



+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
---            -----------

10(m)(xi)    - Performance  Share  Agreement  under the 2002  Plan,  dated as of
               March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(c) to the 1st Quarter 2004 10-Q).

10(n)+       - Change of Control  Agreement,  between  Registrant  and Angela J.
               Ahrendts (incorporated herein by reference from Exhibit 10(v) to the 2002 Annual Report).

10(o)+       - Change of  Control  Agreement,  between  Registrant  and Trudy F.
               Sullivan (incorporated herein by reference from Exhibit 10(w) to the 2002 Annual Report).

10(p)        - Five-Year Credit  Agreement,  dated as of October 13, 2004, among
               Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit
               10.1 to Registrant's Current Report on Form 8-K dated October 13,
               2004).

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

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

LIZ CLAIBORNE, INC.                      LIZ CLAIBORNE, INC.

/s/ Michael Scarpa                       /s/ Elaine H. Goodell
------------------                       ----------------------
By: Michael Scarpa,                      By: Elaine H. Goodell,
    Senior Vice President and                Vice President-Corporate Controller
    Chief Financial Officer                  and Chief Accounting Officer
    (principal financial officer)            (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 15, 2005.

Signature                 Title

/s/ Paul R. Charron       Chairman of the Board, Chief Executive Officer and
-------------------
Paul R. Charron           Director (principal executive officer)

/s/ Bernard W. Aronson    Director
----------------------
Bernard W. Aronson

/s/ Raul J. Fernandez     Director
---------------------
Raul J. Fernandez

/s/ Mary Kay Haben        Director
------------------
Mary Kay Haben

/s/ Nancy J. Karch        Director
------------------
Nancy J. Karch

/s/ Kenneth P. Kopelman   Director
-----------------------
Kenneth P. Kopelman

/s/ Kay Koplovitz         Director
-----------------
Kay Koplovitz

/s/ Arthur C. Martinez    Director
----------------------
Arthur C. Martinez

/s/ Oliver R. Sockwell    Director
----------------------
Oliver R. Sockwell

/s/ Paul E. Tierney, Jr   Director
-----------------------
Paul E. Tierney, Jr.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                      ------------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------


                                                                  Page
                                                                  Number
                                                                  ------

MANAGEMENT'S REPORTS AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM          F-2 to F-5

FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of
    January 1, 2005 and January 3, 2004                           F-6

    Consolidated Statements of Income for the
    Three Fiscal Years Ended January 1, 2005                      F-7

    Consolidated Statements of Retained Earnings,
    Comprehensive Income and Changes in Capital
    Accounts for the Three Fiscal Years Ended January 1, 2005     F-8 to F-9

    Consolidated Statements of Cash Flows for the
    Three Fiscal Years Ended January 1, 2005                      F-10

    Notes to Consolidated Financial Statements                    F-11 to F-38


SCHEDULE II - Valuation and Qualifying Accounts                   F-39

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.


Management has evaluated the effectiveness of the Company's internal control over financial reporting as of January 1, 2005 based upon criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of January 1, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.


Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 1, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.


Dated March 11, 2005

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


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


Deloitte & Touche LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.


The Audit Committee of the Board of Directors, which oversees all of the Company's financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.



        /s/ Paul R. Charron                        /s/ Michael Scarpa
        -------------------                        ------------------
          Paul R. Charron                            Michael Scarpa
       Chairman of the Board                     Senior Vice President
    and Chief Executive Officer               and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting that Liz Claiborne, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 1, 2005 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/  Deloitte & Touche, LLP
New York, New York

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the "Company") as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP
New York, New York

March 14, 2005

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

All amounts in thousands except share data                              January 1, 2005           January 3, 2004
------------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets:
     Cash and cash equivalents                                              $   385,637               $   293,503
     Marketable securities                                                        7,797                    50,414
     Accounts receivable - trade, net                                           432,065                   390,802
     Inventories, net                                                           541,139                   485,182
     Deferred income taxes                                                       51,117                    45,756
     Other current assets                                                        91,386                    82,744
                                                                            -----------               -----------
       Total current assets                                                   1,509,141                 1,348,401
   Property and Equipment - Net                                                 474,573                   410,741
   Goodwill - Net                                                               755,655                   596,436
   Intangibles - Net                                                            280,986                   244,168
   Other Assets                                                                   9,397                     7,253
                                                                            -----------               -----------
                                                                            $ 3,029,752               $ 2,606,999
                                                                            ===========               ===========
     Liabilities and Stockholders' Equity
   Current Liabilities:
     Short term borrowings                                                  $    56,118               $    18,915
     Accounts payable                                                           259,965                   227,125
     Accrued expenses                                                           288,490                   236,134
     Income taxes payable                                                        33,028                    29,316
                                                                            -----------               -----------
       Total current liabilities                                                637,601                   511,490
   Long-Term Debt                                                               476,571                   440,303
   Obligations Under Capital Leases                                               7,945                        --
   Other Non-Current Liabilities                                                 32,836                    23,526
   Deferred Income Taxes                                                         49,490                    43,861
   Commitments and Contingencies (Note 11)
   Minority Interest                                                             13,520                     9,848
   Stockholders' Equity:
     Preferred stock, $.01 par value, authorized shares -
       50,000,000, issued shares - none                                              --                        --
     Common stock, $1 par value, authorized shares - 250,000,000,
       issued shares - 176,437,234                                              176,437                   176,437
     Capital in excess of par value                                             176,182                   124,823
     Retained earnings                                                        2,828,968                 2,539,742
     Unearned compensation expense                                              (36,793)                  (21,593)
     Accumulated other comprehensive loss                                       (63,650)                  (50,207)
                                                                            -----------               -----------
                                                                              3,081,144                 2,769,202
     Common stock in treasury, at cost - 67,703,065 shares in
       2004 and 66,865,854 shares in 2003                                    (1,269,355)               (1,191,231)
                                                                            -----------               -----------
         Total stockholders' equity                                           1,811,789                 1,577,971
                                                                            -----------               -----------
Total Liabilities and Stockholders' Equity                                  $ 3,029,752               $ 2,606,999
                                                                            ===========               ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

                                                                                     Fiscal Years Ended
                                                                  ------------------------------------------------------------
All dollar amounts in thousands except per common share data        January 1, 2005      January 3, 2004    December 28, 2002
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $ 4,632,828         $ 4,241,115         $ 3,717,503
   Cost of goods sold                                                    2,490,266           2,351,324           2,097,868
                                                                       -----------         -----------         -----------
Gross Profit                                                             2,142,562           1,889,791           1,619,635
   Selling, general & administrative expenses                            1,630,122           1,419,673           1,222,617
   Restructuring charge (gain)                                               9,694                (672)              7,130
                                                                       -----------         -----------         -----------
Operating Income                                                           502,746             470,790             389,888
   Other income (expense) - net                                              9,602              (1,890)             (2,318)
   Interest expense - net                                                  (32,151)            (30,509)            (25,124)
                                                                       -----------         -----------         -----------
Income Before Provision for Income Taxes                                   480,197             438,391             362,446
   Provision for income taxes                                              166,628             158,698             131,281
                                                                       -----------         -----------         -----------
Net Income                                                             $   313,569         $   279,693         $   231,165
                                                                       ===========         ===========         ===========


Net Income per Common Share:
   Basic                                                               $      2.90         $      2.60         $      2.19
                                                                       ===========         ===========         ===========

   Diluted                                                             $      2.85         $      2.55         $      2.16
                                                                       ===========         ===========         ===========

Dividends Paid per Common Share                                        $       .23         $       .23         $       .23
                                                                       ===========         ===========         ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

                                       COMMON STOCK       Capital           Accumulated   Un-       TREASURY SHARES
                                    -------------------- in Excess         Other Compre- earned  ----------------------
All dollar amounts in thousands      Number of   Amount   of Par  Retained  hensive In-  Compen- Number of    Amount         Total
                                      Shares              Value   Earnings   come (Loss) sation   Shares
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 2001          176,437,234 $176,437 $ 89,266 $2,077,737 $ (5,346) $(16,704) 71,212,310 $(1,265,229) $1,056,161
Net income                                   --       --       --    231,165       --        --          --          --     231,165
Other comprehensive income (loss),
   net of  tax:
   Translation adjustment                    --       --       --         --  (19,496)       --          --          --     (19,496)
   Gains (losses) on cash flow
     hedging derivatives, net of
     income tax provision of $3,324          --       --       --         --   (5,859)       --          --          --      (5,859)
   Adjustment to unrealized (losses)
     on available-for-sale
     securities, net of income tax
     provision of $1,341                     --       --       --         --    2,384        --          --          --       2,384
                                                                                                                         ----------
Total comprehensive income                                                                                                  208,194
Exercise of stock options and
   related tax benefits                      --       --    6,258     (1,211)      --        --  (1,784,524)     33,781      38,828
Cash dividends declared                      --       --       --    (23,802)      --        --          --          --     (23,802)
Issuance of common stock under
   restricted stock and employment
   agreements, net                           --       --      184       (197)      --     6,519     (25,955)        474       6,980
                                    ----------- -------- -------- ---------- --------  --------  ----------------------  ----------

BALANCE, DECEMBER 28, 2002          176,437,234 $176,437 $ 95,708 $2,283,692 $(28,317) $(10,185) 69,401,831 $(1,230,974) $1,286,361
                                    =========== ======== ======== ========== ========  ========  ========== ===========  ==========

Net income                                   --       --       --    279,693       --        --          --          --     279,693
Other comprehensive income (loss),
   net of tax:
   Translation adjustment                    --       --       --         --  (26,548)       --          --          --     (26,548)
   Gains (losses) on cash flow
     hedging derivatives, net of
     income tax provision of $2,248          --       --       --         --   (3,962)       --          --          --      (3,962)
   Adjustment to unrealized gains on
     available-for-sale securities,
     net of income tax provision of
     $4,890                                  --       --       --         --    8,620        --          --          --       8,620
                                                                                                                         ----------
Total comprehensive income                                                                                                  257,803
Exercise of stock options and
   related tax benefits                      --       --   21,641         --       --        --  (2,283,668)     36,993      58,634
Cash dividends declared                      --       --       --    (23,643)      --        --          --          --     (23,643)
Issuance of common stock under
  restricted stock and employment
  agreements, net                            --       --    7,474         --       --   (11,408)   (252,309)      2,750      (1,184)
                                    ----------- -------- -------- ---------- --------  --------  ---------- -----------  ----------

BALANCE, JANUARY 3, 2004            176,437,234 $176,437 $124,823 $2,539,742 $(50,207) $(21,593) 66,865,854 $(1,191,231) $1,577,971
                                    =========== ======== ======== ========== ========  ========  ========== ===========  ==========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

                                       COMMON STOCK       Capital           Accumulated   Un-       TREASURY SHARES
                                    -------------------- in Excess         Other Compre- earned  ----------------------
All dollar amounts in thousands      Number of   Amount   of Par  Retained  hensive In-  Compen- Number of    Amount         Total
                                      Shares              Value   Earnings   come (Loss) sation   Shares
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 3, 2004            176,437,234 $176,437 $124,823 $2,539,742 $ (50,207)$(21,593) 66,865,854 $(1,191,231) $1,577,971

Net income                                   --       --       --    313,569        --       --          --          --     313,569
Other comprehensive income (loss),
   net of tax:
   Translation adjustment                    --       --       --         --    (6,325)      --          --          --      (6,325)
   Gains (losses) on cash flow
     hedging derivatives, net of
     income tax provision of $1,335          --       --       --         --     1,933       --          --          --       1,933
   Realized gains on available-for
     sale securities, net of income
     tax provision of $(2,372)               --       --       --         --    (4,201)      --          --          --      (4,201)
   Adjustment to unrealized gains on
     available-for-sale securities,
     net of income tax benefit of
     $(2,739)                                --       --       --         --    (4,850)      --          --          --      (4,850)
                                                                                                                         ----------
Total comprehensive income                                                                                                  300,126
Exercise of stock options and
   related tax benefits                      --       --   36,456         --        --       --  (2,359,171)     30,091      66,547
Cash dividends declared                      --       --       --    (24,343)       --       --          --          --     (24,343)
Purchase of common stock                     --       --       --         --        --       --   3,411,500    (116,817)   (116,817)
Issuance of common stock under
   restricted stock and employment
   agreements, net                           --       --   14,903         --        --  (15,200)   (215,118)      8,602       8,305
                                    ----------- -------- -------- ---------- --------- --------  ---------- -----------  ----------

BALANCE, JANUARY 1, 2005            176,437,234 $176,437 $176,182 $2,828,968 $ (63,650)$(36,793) 67,703,065 $(1,269,355) $1,811,789
                                    =========== ======== ======== ========== ========= ========  ========== ===========  ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

                                                                                             Fiscal Years Ended
                                                                         -----------------------------------------------------------
All dollar amounts in thousands                                           January 1, 2005      January 3, 2004    December 28, 2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                               $   313,569          $   279,693         $   231,165
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              115,634              104,981              96,395
     Deferred income taxes                                                        4,424                9,796              (6,471)
     Gain on sale of securities                                                 (11,934)                  --                  --
     Accrued portion of restructuring charge                                      9,694                   --               3,266
     Other - net                                                                 23,126               22,447              14,210
   Changes in current assets and liabilities, exclusive of acquisitions:
     (Increase) decrease in accounts receivable - trade, net                    (32,510)              31,695              11,653
     (Increase) decrease in inventories                                         (47,274)              20,383              62,567
     (Increase) in other current assets                                          (2,440)             (23,811)             (7,645)
     Increase (decrease) in accounts payable                                     28,373              (13,458)            (23,507)
     Increase (decrease) in accrued expenses                                     55,833              (12,916)             17,582
     Increase (decrease) in income taxes payable                                    769                  (14)             11,331
                                                                            -----------          -----------         -----------
       Net cash provided by operating activities                                457,264              418,796             410,546
                                                                            -----------          -----------         -----------

Cash Flows from Investing Activities:
   Purchases of investment instruments                                             (134)                 (96)                (90)
   Proceeds from sales of securities                                             40,934                   --                  --
   Purchases of property and equipment excluding capital leases                (134,320)             (96,675)            (80,020)
   Payments for acquisitions, net of cash acquired                             (197,221)            (222,335)           (206,264)
   Payments for in-store merchandise shops                                      (12,107)             (10,538)             (8,851)
   Other - net                                                                   (7,146)              (7,658)            (11,573)
                                                                            -----------          -----------         -----------
     Net cash used in investing activities                                     (309,994)            (337,302)           (306,798)
                                                                            -----------          -----------         -----------

Cash Flows from Financing Activities:
   Short term borrowings                                                         37,203               (3,074)             17,199
   Revolving credit facility - net                                                   --              (12,564)            (65,162)
   Principal payments under capital lease obligations                            (1,805)                  --                  --
   Proceeds from exercise of common stock options                                55,150               46,250              32,570
   Purchase of common stock                                                    (116,817)                  --                  --
   Dividends paid                                                               (24,343)             (23,643)            (23,802)
                                                                            -----------          -----------         -----------
     Net cash (used in) provided by financing activities                        (50,612)               6,969             (39,195)
                                                                            -----------          -----------         -----------
Effect of Exchange Rate Changes on Cash                                          (4,524)              (6,523)             19,375
                                                                            -----------          -----------         -----------

Net Change in Cash and Cash Equivalents                                          92,134               81,940              83,928
Cash and Cash Equivalents at Beginning of Year                                  293,503              211,563             127,635
                                                                            -----------          -----------         -----------
Cash and Cash Equivalents at End of Year                                    $   385,637          $   293,503         $   211,563
                                                                            ===========          ===========         ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year reflected a 53-week period, as compared to the 2004 and 2002 fiscal years, which each reflected a 52-week period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

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

Goodwill and Other Intangibles
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 21 of Notes to Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit's goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets, primarily trademarks and trade names, with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using independent third parties who apply the income approach using the relief-from-royalty method, based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors including estimates of future growth and trends, estimated royalty rates in the category of intellectual property, discounted rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 9 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended January 1, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company's European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized as a component of Cost of goods sold in current-period earnings. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company's results of operations.

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

The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The Company uses a derivative instrument to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in interest expense together with the change in fair value of the hedged item due to interest rates.

Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of Selling, general & administrative expenses in current period earnings immediately.

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

Marketable Securities
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities held for sale are included in Accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other- than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost,
(b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Cost of Goods Sold
Cost of goods sold for wholesale operations include the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company's warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses ("SG&A") and, as such, the Company's gross margins may not be comparable to others who may include these expenses as a component of cost of goods sold.

Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby they are required to provide documentary evidence of specific performance, are charged to SG&A when the amount of consideration paid by the Company for these services are at or below fair value. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue. Cooperative advertising expenses with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

specific agreements with customers were $36.7 million in 2004, $39.3 million in 2003 and $38.9 million in 2002. Advertising and promotion expenses were $130.3 million in 2004, $131.0 million in 2003 and $119.8 million in 2002. Marketing expenses, including in-store and other Company-sponsored activities, were $46.1 million in 2004, $44.7 million in 2003 and $41.9 million in 2002.

Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Income. In fiscal years 2004, 2003 and 2002 shipping and handling costs approximated $209.7 million, $194.0 million and $177.4 million, respectively.

Stock-Based Compensation
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent that restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                             Fiscal Year Ended
                                                        -------------------------------------------------------------
In thousands except per share data                       January 1, 2005      January 3, 2004    December 28, 2002
---------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                $   313,569         $   279,693          $   231,165
   Add: Stock-based employee compensation expense
     included in reported net income, net of taxes
     of $4,104, $3,643 and $2,533 for fiscal years
     2004, 2003 and 2002, respectively.                             7,722               6,420                4,465
   Less: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards*, net of tax                           (29,271)            (26,365)             (21,251)
                                                              -----------         -----------          -----------
   Pro forma                                                  $   292,020         $   259,748          $   214,379
                                                              ===========         ===========          ===========
Basic earnings per share:
   As reported                                                      $2.90               $2.60                $2.19
   Pro forma                                                        $2.72               $2.44                $2.03
Diluted earnings per share:
   As reported                                                      $2.85               $2.55                $2.16
   Pro forma                                                        $2.67               $2.39                $2.02

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($15,555, $14,960 and $12,066 for fiscal years 2004, 2003 and 2002, respectively).

For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0.6%, 0.7% and 0.8%, expected volatility of 34%, 39% and 39%, risk free interest rates of 3.1%, 2.7% and 2.7%, and expected lives of five years for all periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

Cash Dividend and Common Stock Repurchase
On January 20, 2005, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, to be paid on March 15, 2005 to stockholders of record at the close of business on February 24, 2005. As of January 1, 2005, the Company has $101.5 million remaining in buyback authorization under its share repurchase program.

Prior Years' Reclassification
Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year's classifications. None of the reclassifications, which include a reclassification of cash flows from operating activities, were material.


NOTE 2: SUBSEQUENT EVENTS

On January 6, 2005, the Company acquired all of the equity interest of C & C California, Inc. ("C & C"). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.5 million, including fees, plus contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C & C's earnings in each year. C & C generated net sales of approximately $21 million in fiscal 2004. An independent third party valuation of the trademarks, trade names and customer relationships of C & C is currently in process. The Company estimates that the aggregate of the contingent payments will be in the range of approximately $50-60 million. The contingent payments will be accounted for as additional purchase price.

On January 28, 2005, the Company purchased an additional 8.25 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand") for $35.0 million. The remaining 6.75 percent will be purchased as follows: 1.9% in January 2006, 1.5% in January 2007, 1.1% in January 2008 and 2.25% in June 2008. The final payment will be equal to the value of the sellers' Lucky Brand shares based on a multiple of Lucky Brand's 2007 earnings. The Company estimates that the aggregate of the contingent payments will be $50-54 million.


NOTE 3: ACQUISITIONS

On December 1, 2003, the Company acquired 100 percent of the equity interest of Enyce Holding LLC ("Enyce"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"), a privately held fashion apparel company. The total purchase price consisted of:
(a) a payment,  including the assumption of debt and fees, of $53.1 million, and
(b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $99 - 103 million. The contingent payment will be accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

associated with the business. The trademarks and trade names have been classified as having indefinite lives and will be subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. This payment will be made in cash during the first half of 2005; the Company estimates the payment will be in the range of 42-44 million Canadian dollars (or $35-37 million based on the exchange rate as of January 1, 2005). The contingent payment will be accounted for as additional purchase price. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of 160 million euro (or $192.4 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand, whose core business consists of the Lucky Brand Dungarees line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company purchased an additional 8.25 percent of the equity for $35.0 million. The remaining 6.75 percent will be purchased as follows: 1.9% in January 2006, 1.5% in January 2007, 1.1% in January 2008 and 2.25% in June 2008. The final payment will be equal to the value of the Lucky Brand shares held by the sellers based on a multiple of Lucky Brand's 2007 earnings. The Company estimates that the aggregate of the contingent payment will be $50-54 million.

On February 12, 1999, the Company acquired 84.5 percent of the equity interest of Segrets, Inc., whose core business consists of the Sigrid Olsen women's apparel lines. In the fourth quarter of 1999, the Company purchased an approximately 3.0 percent additional equity interest. In November 2000, the Company purchased approximately 10.0 percent additional equity interest. In December 2004, the Company increased its equity interest from 97.5 percent to
98.2 percent. The Company may elect to, or be required to, purchase the remaining equity interest at an amount equal to its then fair market value. The Company estimates this payment would be in the range of approximately $2-4 million if the purchase occurs in 2005.


NOTE 4: LICENSING COMMITMENTS

In August 1999, the Company consummated exclusive license agreements with Kenneth Cole Productions, Inc. ("KCP") to manufacture, design, market and distribute women's apparel products in North America under the trademarks "Kenneth Cole New York," "Reaction Kenneth Cole" and "Unlisted.com." The license agreement expired by its terms on December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

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

The Company also has an additional exclusive license agreement to design, produce, market and sell in the Western Hemisphere a line of women's career and casual sportswear for the "better" market under the trademark City DKNY(R). Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the licensed products. The initial term of the license agreement runs through December 31, 2005.

Certain of the above licenses are subject to minimum guarantees totaling $111.0 million and running through 2012; there is no maximum limit on the license fees.


NOTE 5: MARKETABLE SECURITIES

On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of Kenneth Cole Productions, Inc. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", a pre-tax gain of $11.9 million was recorded. These shares were initially acquired in August 1999, in conjunction with the Company's consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense)-net, upon sale of the securities.

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. The investment has been impaired since 2000 reflective of general stock market conditions over that period and has been evaluated under EITF 03-01 to determine if the impairment is other-than-temporary. This equity index mutual fund has historically provided moderate growth and has recovered $2.6 million in value from its low of $4.8 million over the past two and a half years. The severity of the impairment is currently 16% of the carrying value. The Company is forecasting continued recovery for this investment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at January 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 1, 2005:

In thousands                     Less than 12 Months            12 Months or Longer                Total
                            --------------------------------------------------------------------------------------------
Description of Securities    Estimated   Gross Unrealized    Estimated  Gross Unrealized   Estimated   Gross Unrealized
                             Fair Value   Gains (Losses)    Fair Value   Gains (Losses)    Fair Value   Gains (Losses)
------------------------------------------------------------------------------------------------------------------------
Equity investments           $        --  $           --    $     7,436  $       (1,483)   $     7,436  $       (1,483)
Other investments                     --              --            361             (50)           361             (50)
                             -----------  --------------    -----------  --------------    -----------  --------------
Total                        $        --  $           --    $     7,797  $       (1,533)   $     7,797  $       (1,533)
                             ===========  ==============    ===========  ==============    ===========  ==============

The following is a summary of available-for-sale marketable securities at January 1, 2005 and January 3, 2004:

                                           Gross Unrealized
January 1, 2005 (in thousands)   Cost       Gains (Losses)  Estimated Fair Value
--------------------------------------------------------------------------------
Equity investments            $      8,919    $     (1,483)     $      7,436
Other investments                      411             (50)              361
                              ------------    ------------      ------------
Total                         $      9,330    $     (1,533)     $      7,797
                              ============    ============      ============

                                           Gross Unrealized
January 3, 2004 (in thousands)   Cost       Gains (Losses)  Estimated Fair Value
--------------------------------------------------------------------------------
Equity securities             $     29,000    $     14,725      $     43,725
Equity investments                   8,785          (2,096)            6,689
                              ------------    ------------      ------------
Total                         $     37,785    $     12,629      $     50,414
                              ============    ============      ============

Gross realized gains on sales of available-for-sale securities were $11,934, $0 and $0 in 2004, 2003 and 2002, respectively. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the years ended January 1, 2005 and January 3, 2004 were a loss of $9,051,000 (net of $5,111,000 in taxes) and a gain of $8,620,000 (net of $4,890,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).


NOTE 6: INVENTORIES, NET

Inventories are summarized as follows:

In thousands                        January 1, 2005     January 3, 2004
------------------------------------------------------------------------
Raw materials                           $    30,916         $    25,922
Work in process                               5,172               6,085
Finished goods                              505,051             453,175
                                        -----------         -----------
                                        $   541,139         $   485,182
                                        ===========         ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

In thousands                                   January 1, 2005  January 3, 2004
-------------------------------------------------------------------------------
Land and buildings                                 $   139,993      $   140,198
Machinery and equipment                                345,179          328,525
Furniture and fixtures                                 192,097          145,423
Leasehold improvements                                 357,194          282,373
                                                   -----------      -----------
                                                     1,034,463          896,519
Less: Accumulated depreciation and amortization        559,890          485,778
                                                   -----------      -----------
                                                   $   474,573      $   410,741
                                                   ===========      ===========

Depreciation and amortization expense of property and equipment including property under capital leases was $92.5 million, $81.4 million and $70.6 million for fiscal years 2004, 2003 and 2002, respectively.


NOTE 8: GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

                                      Estimated
Dollars in thousands                    Lives    January 1, 2005 January 3, 2004
--------------------------------------------------------------------------------
Amortized intangible assets:
Gross Carrying Amount:
   Licensed trademarks                5-15 years   $    42,849     $    42,849
   Customer relationships             5-25 years        17,500              --
   Merchandising rights                 4 years         52,625          71,138
                                                   -----------     -----------
     Subtotal                                      $   112,974     $   113,987
                                                   -----------     -----------
Accumulated Amortization:
   Licensed trademarks                             $   (18,187)    $   (13,963)
   Customer relationships                                 (933)             --
   Merchandising rights                                (29,224)        (45,212)
                                                   -----------     -----------
     Subtotal                                      $   (48,344)    $   (59,175)
                                                   -----------     -----------
Net:
   Licensed trademarks                             $    24,662     $    28,886
   Customer relationships                               16,567              --
   Merchandising rights                                 23,401          25,926
                                                   -----------     -----------
Total amortized intangible assets, net             $    64,630     $    54,812
                                                   -----------     -----------

Unamortized intangible assets:
Owned trademarks                                   $   216,356     $   189,356
                                                   -----------     -----------
Total intangible assets                            $   280,986     $   244,168
                                                   ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

As required under SFAS No. 142, the Company completed its transitional impairment tests as of December 29, 2001 and its annual impairment tests as of the first day of the third quarters of each of fiscal 2004 and fiscal 2003. No impairment was recognized at either date. Intangible amortization expense for 2004, 2003 and 2002 amounted to $19.8 million, $20.3 million and $22.8 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2005                                                 $13.0
2006                                                   9.9
2007                                                   8.3
2008                                                   5.8
2009                                                   4.0

The changes in carrying amount of goodwill for the twelve months ended January 1, 2005 are as follows:

                                                       Wholesale       Wholesale
In thousands                                            Apparel       Non-Apparel        Total
----------------------------------------------------------------------------------------------------
Balance January 3, 2004                               $    586,841    $      9,595    $    596,436
   Enyce:
       Reclassification for trademarks                     (27,000)             --         (27,000)
       Reclassification for customer relationships         (17,500)             --         (17,500)
       Additional purchase price                             9,770              --           9,770
   Mexx additional purchase price                          192,378              --         192,378
   Translation difference                                    2,806              --           2,806
   Other                                                    (1,235)             --          (1,235)
                                                      ------------    ------------    ------------
Balance January 1, 2005                               $    746,060    $      9,595    $    755,655
                                                      ============    ============    ============

There is no goodwill related to the Company's retail segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

NOTE 9: ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands                           January 1, 2005      January 3, 2004
-----------------------------------------------------------------------------
Payroll and bonuses                        $    61,027          $    43,233
Taxes, other than taxes on income               19,408                5,643
Employee benefits                               67,906               56,223
Advertising                                     31,739               28,561
Restructuring reserve                            9,866                1,969
Accrued interest                                12,440               11,551
Mark-to-market liability                         7,510               14,973
Deferred royalty income                          6,491                4,869
Other                                           72,103               69,112
                                           -----------          -----------
                                           $   288,490          $   236,134
                                           ===========          ===========


NOTE 10: INCOME TAXES

The provisions for income taxes are as follows:

                                          Fiscal Year Ended
                         ------------------------------------------------------
In thousands             January 1, 2005    January 3, 2004   December 28, 2002
-------------------------------------------------------------------------------
Current:
   Federal                 $   118,425       $   104,102        $   107,157
   Foreign                      23,671            27,940             18,663
   State & local                20,488            15,345             15,600
                           -----------       -----------        -----------
Total Current              $   162,584       $   147,387        $   141,420
Deferred:
   Federal                 $     8,904       $    16,064        $    (7,644)
   Foreign                      (5,652)           (7,760)            (4,304)
   State & local                   792             3,007              1,809
                           -----------       -----------        -----------
Total Deferred                   4,044            11,311            (10,139)
                           -----------       -----------        -----------
                           $   166,628       $   158,698        $   131,281
                           ===========       ===========        ===========

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude approximately $10,980,000 in 2004, $8,610,000 in 2003 and $5,916,000 in 2002 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax liability from the Company's acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx for the year ended December 28, 2002. On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company will review by the end its fiscal second quarter of 2005 whether to repatriate unremitted earnings from its international subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                Fiscal Year Ended
                                             -----------------------------------------------------------
                                             January 1, 2005     January 3, 2004    December 28, 2002
--------------------------------------------------------------------------------------------------------
Federal tax provision at statutory rate               35.0%              35.0%               35.0%
State and local income taxes, net of federal
   benefit                                             2.8                2.3                 2.8
Other-net                                             (3.1)              (1.1)               (1.6)
                                                    ------             ------              ------
                                                      34.7%              36.2%               36.2%
                                                    ======             ======              ======

The components of net deferred taxes arising from temporary differences as of January 1, 2005 and January 3, 2004 are as follows:

                                              January 1, 2005                     January 3, 2004
                                    -------------------------------------------------------------------------
In thousands                           Deferred Tax     Deferred Tax       Deferred Tax      Deferred Tax
                                          Asset           Liability            Asset           Liability
-------------------------------------------------------------------------------------------------------------
Inventory valuation                      $   4,863        $      --          $   4,050         $      --
Restructuring charge                         5,695               --              7,411                --
Deferred compensation                           --          (18,033)                --           (13,442)
Nondeductible accruals                      19,147               --              9,051                --
Amortization of intangibles                     --           33,924                 --            22,410
Unrealized investment losses                 4,778               --              6,332             5,331
Net operating loss carryforwards            11,490               --             17,984                --
Valuation allowance                         (2,424)              --             (9,930)               --
Depreciation                                    --           28,587                 --            23,941
Other-net                                    7,568            5,012             10,858             5,621
                                         ---------        ---------          ---------         ---------
                                         $  51,117        $  49,490          $  45,756         $  43,861
                                         =========        =========          =========         =========

As of January 1, 2005, Mexx had net operating loss carryforwards of approximately $32,401,000 (that begin to expire in 2005), available to reduce future foreign taxable income. A deferred tax asset has been established; however, a valuation allowance of $1,296,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments. The valuation allowance decreased $7.5 million from the prior year, as management now believes that it is more likely certain deferred tax assets will be used to reduce future tax payments.

As of January 3, 2004, Mexx had net operating loss carryforwards of approximately $48,160,000 (that begin to expire in 2005), available to reduce future foreign taxable income. A deferred tax asset had been established; however, a valuation allowance of $8,802,000 had reduced the deferred tax assets because it was more likely than not that certain of these assets would not be used to reduce future tax payments. The valuation allowance increased $2.8 million from the prior year, as management believed that it was more likely than not that certain deferred tax assets would not be used to reduce future tax payments.

As of January 1, 2005, a state net operating loss was recorded and a full valuation allowance was established in the amount of $1,128,000. For January 3, 2004, the corresponding amount was also $1,128,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

As of January 1, 2005, foreign earnings of $152 million have been retained indefinitely by subsidiary companies for reinvestment. No provision is made for income taxes that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The change in the effective tax rate is a result of favorable settlements of foreign tax audits which reduced tax reserves.


NOTE 11: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through 2023. Rental expense for 2004, 2003 and 2002 was approximately $151,621,000, $146,348,000 and $124,610,000, respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

The Company leases all its retail stores under leases with terms that are typically five or ten years. The Company amortizes leasehold improvements as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company's option or an automatic renewal,
(ii) there is no minimum sales requirement that could impair the Company's ability to renew, (iii) failure to renew would subject the Company to a substantial penalty, and (iv) there is an established history of renewals in the format or location.

At January 1, 2005, the minimum aggregate rental commitments are as follows:

              (In thousands)                      (In thousands)
Fiscal Year  Operating Leases     Fiscal Year    Operating Leases
------------------------------------------------------------------
 2005            $157,791             2008           $118,981
 2006             146,560             2009            108,443
 2007             129,871          Thereafter         365,216


Certain rental commitments have renewal options extending through the fiscal year 2032. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. The Company has no material sublease or contingent rentals. The Company has capital lease obligations of $7.9 million through 2008 related to computer equipment in its European operations, which are included in the above table.

At January 1, 2005 and January 3, 2004, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $675,644,000 and $614,840,000, respectively.

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. Federated Department Stores, May Department Stores and Dillard's Department Stores accounted for approximately 14%, 12% and 9%, respectively, of wholesale net sales in 2004; 15%, 10% and 9%, respectively, of wholesale net sales in 2003; and 16%, 12% and 11%, respectively, of wholesale net sales in 2002. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

In the United States and Canada, the Company is bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees
(which, upon merger with the Hotel Employees and Restaurant Employees International Union, is now known as UNITE-HERE) and agreements with related locals which expire at various dates through May 2006. These agreements cover approximately 1,580 of the Company's full-time employees. Most of the UNITE-HERE-represented employees are employed in warehouse and distribution facilities the Company operates in California, New Jersey, Ohio, Pennsylvania and Rhode Island. In addition, the Company is bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 227 of its full-time employees at its Santa Fe Springs, California facility and expiring on May 14, 2005.

The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of its operations due to labor disputes.

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

See Note 3 of Notes to Consolidated Financial Statements for information regarding contingent payments related to acquisitions made by the Company.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position (see Note 25 of Notes to Consolidated Financial Statements).


NOTE 12: DEBT AND LINES OF CREDIT

On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company's net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements).

On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted the Company to borrow in U.S. dollars, Canadian dollars and euro. At January 3, 2004, the Company had no debt outstanding under these facilities. The carrying amount of the Company's borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the "Agreement"), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company's $750 million commercial paper program. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At January 1, 2005, the Company had no debt outstanding under the Agreement. The carrying amount of the Company's borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

As of January 1, 2005 and January 3, 2004, the Company had lines of credit aggregating $551 million and $487 million, respectively, which were primarily available to cover trade letters of credit. At January 1, 2005 and January 3, 2004, the Company had outstanding trade letters of credit of $310 million and $254 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $126.1 million (based on the exchange rates as of January 1, 2005). As of January 1, 2005, a total of $56.1 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.7%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, most of the Company's debt will mature in 2005 and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.


NOTE 13: DERIVATIVE INSTRUMENTS

At January 1, 2005, the Company had various euro currency collars outstanding with a net notional amount of $53 million, maturing through December 2005 with values ranging between 1.20 and 1.38 U.S. dollar per euro and various Canadian currency collars outstanding with a net notional amount of $27 million, maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $42 million in euro collars at January 3, 2004. The Company also had forward contracts maturing through December 2005 to sell 34 million euro for $43 million and 2.0 million Canadian dollars for $1.7 million. The notional value of the foreign exchange forward contracts was approximately $45 million at January 1, 2005, as compared with approximately $76 million at January 3, 2004. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $6.2 million at January 1, 2005 and approximately $11.8 million at January 3, 2004. The ineffective portion of these contracts was not material and was expensed in the current year. Approximately $6.4 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended January 1, 2005. Approximately $0.7 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in 2005.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income
(loss). The loss recorded to Currency translation adjustment was $33.9 million in 2004 and $75.1 million in 2003.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the year ended January 1, 2005.


NOTE 14: RESTRUCTURING CHARGES

In December 2004, the Company recorded a net pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. Substantially all of the restructuring charge is expected to be a cash charge. The Company projects that the majority of the charge will be paid and all associated activities will be completed in the first quarter of fiscal 2005. The charge is comprised of the following:
o $5.7 million of the charge (the majority of which relates to employee severance costs) is associated with the restructuring of the Company's European operations, aimed at centralizing strategic decision-making and facilitate the management of a multi-brand platform, as well as the closure of its Mexx Europe catalog business.
o $4.1 million of the charge is attributable to employee severance costs associated with the closure of the Company's Secaucus, New Jersey distribution center. Products currently distributed through the Secaucus facility will be distributed through existing facilities as well as a new leased facility in Allentown, Pennsylvania.

In December 2002, the Company recorded a net pretax restructuring charge of $7.1 million, representing a charge of $9.9 million in connection with the closure of all 22 domestic Liz Claiborne brand specialty stores, offset by $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million). In December 2003 and September 2004, the Company recorded net pretax restructuring gains of $672,000 and $105,000, respectively, representing the reversal of amounts provided in December 2002 no longer required. These activities were substantially completed as of January 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

A summary of the changes in the restructuring reserves is as follows:

                                                                 Estimated
                                              Operating and   Occupancy Costs
                               Store Closure  Administrative  and Asset Write
In thousands                       Costs       Exit Costs          Downs          Total
----------------------------------------------------------------------------------------------
Balance at December 29, 2001      $   5,660      $   7,808        $   2,280      $  15,748

   2002 provision                     9,942             --               --          9,942
   Reclassification                  (2,069)            --            2,069             --
   2002 spending                     (3,703)        (6,295)          (1,503)       (11,501)
   2002 reserve reduction            (2,073)          (433)            (306)        (2,812)
                                  ---------      ---------        ---------      ---------
Balance at December 28, 2002      $   7,757      $   1,080        $   2,540      $  11,377
                                  ---------      ---------        ----------     ---------

   2003 spending                     (5,346)          (880)          (2,510)        (8,736)
   2003 reserve reduction              (672)            --               --           (672)
                                  ---------      ---------        ---------      ---------
Balance at January 3, 2004        $   1,739      $     200        $      30      $   1,969
                                  ---------      ---------        ---------      ---------

   2004 provision                        --          9,799               --          9,799
   2004 spending                     (1,634)          (200)             (30)        (1,864)
   2004 reserve reduction              (105)            --               --           (105)
    Translation difference               --             67               --             67
                                  ---------      ---------        ---------      ---------
Balance at January 1, 2005        $      --      $   9,866        $      --      $   9,866
                                  ---------      =========        =========      =========


NOTE 15: OTHER INCOME (EXPENSE) - NET

Other income (expense) - net consists of the following:

                                        Fiscal Year Ended
                       ---------------------------------------------------------
In thousands           January 1, 2005   January 3, 2004    December 28, 2002
--------------------------------------------------------------------------------
Minority interest           $ (3,738)        $ (2,418)           $ (3,789)
Other Investment Gain         11,934               --                  --
Other                          1,406              528               1,471
                            --------         --------            --------
                            $  9,602         $ (1,890)           $ (2,318)
                            ========         ========            ========


NOTE 16: STOCK PLANS

In March 1992, March 2000 and March 2002, the Company adopted the "1992 Plan," the "2000 Plan" and the "2002 Plan," respectively, under which nonqualified options to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992 and 2000 plans, outside directors selected by the Company's Compensation Committee ("the committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously acquired shares of Company common stock or any other method approved by the committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the committee. To date, this type of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

exercise has not been approved or transacted. The plan also allows for a cashless exercise option, commonly referred to as a "broker-assisted exercise." Under this method of exercise the participating employee must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employee receives cash upon settlement. Neither the stock-for-stock nor broker-assisted cashless exercise option are available to executive officers of the Company. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right, with the consent of the committee, to receive either in cash or in shares of common stock, an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and rights are exercisable over a period of time designated by the committee and are subject to such other terms and conditions as the committee determines. Vesting schedules will be accelerated upon a change of control of the Company. Options and rights may generally not be transferred during the lifetime of a holder.

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

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2000 Plan. At January 1, 2005, there were available for future grant 1,818,353 shares under the 2000 Plan. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards granted under the 2002 Plan. As of January 1, 2005 there were available for future grant 3,904,447 shares under the 2002 Plan. The 2002 plan expires in 2012.

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

Changes in common shares under option for the three fiscal years in the period ended January 1, 2005 are summarized as follows:

                                              2004                            2003                           2002
                                   ----------------------------- ------------------------------- ------------------------------
                                     Shares     Weighted Average     Shares     Weighted Average    Shares     Weighted Average
                                                 Exercise Price                  Exercise Price                 Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Beginning of year                    9,183,382       $ 25.55        8,707,357        $ 23.00        7,584,482       $ 20.10
Granted                              2,788,082         37.21        3,364,981          28.56        3,266,175         26.21
Exercised                           (2,359,171)        23.38       (2,283,668)         20.28       (1,784,524)        18.25
Cancelled                             (599,560)        30.26         (605,288)         25.45         (358,776)        22.25
                                   -----------       -------      -----------        -------      -----------       -------
End of year                          9,012,733       $ 29.40        9,183,382        $ 25.55        8,707,357       $ 23.00
                                   ===========       =======      ===========        =======      ===========       =======
Exercisable at end of year           2,921,598       $ 24.38        2,291,063        $ 22.18        1,657,582       $ 19.95
                                   ===========       =======      ===========        =======      ===========       =======
Weighted average fair value of
  options granted during the year                    $ 12.44                         $ 10.44                        $  9.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

Changes in restricted shares for the three fiscal years in the period ended January 1, 2005 are summarized as follows:

                                                  2004                           2003                            2002
                                  ------------------------------ ------------------------------- ------------------------------
                                     Shares     Weighted Average     Shares     Weighted Average    Shares     Weighted Average
                                                  Grant Price                     Grant Price                    Grant Price
-------------------------------------------------------------------------------------------------------------------------------
Beginning of year                      253,956       $ 27.26          926,153        $ 22.77          913,460       $ 22.67
Granted                                926,555         35.01          115,620          32.65           29,832         25.58
Vested                                (205,619)        26.66         (723,756)         22.72           (4,551)        21.24
Cancelled                              (99,158)        35.68          (64,061)         23.36          (12,588)        22.45
                                   -----------       -------      -----------        -------      -----------       -------
End of year                            875,734       $ 34.65          253,956        $ 27.26          926,153       $ 22.77
                                   ===========       =======      ===========        =======      ===========       =======

The following table summarizes information about options outstanding at January 1, 2005:

                                          Options Outstanding                               Options Exercisable
                        ---------------------------------------------------------- ---------------------------------------
       Range of         Outstanding at    Weighted Average      Weighted Average    Exercisable at       Weighted Average
                                        Remaining Contractual
    Exercise Prices      Jan. 1, 2005           Life             Exercise Price      Jan. 1, 2005         Exercise Price
--------------------------------------------------------------------------------------------------------------------------
   $13.44 - $ 22.50         1,421,812         5.2 years              $ 21.11           1,421,812              $ 21.11
    22.51 -   27.50         2,098,483         7.0 years                25.89             855,570                25.81
    27.51 -   32.50         2,624,885         8.1 years                28.34             556,721                28.79
    32.51 -   41.70         2,867,553         9.0 years                37.05              87,495                35.43
   $13.44 - $ 41.70         9,012,733         7.7 years              $ 29.40           2,921,598              $ 24.38

In January 2001, May 2001, March 2003, and January 2004 the committee granted a total of 170,966 shares of restricted stock issued under the 2000 Plan to a group of key executives. In March 2004, the committee granted an additional 63,000 shares under the 2000 Plan to a group of key executives. As of January 1, 2005, 132,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20% on each of the third, fourth and fifth grant date anniversary, and the remaining 40% on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In January 2001, the committee authorized the grant of 1,034,000 restricted shares to a group of key executives. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 2001 through December 31, 2003, the expiration of the restrictions on 100% of such shares was accelerated as of December 31, 2003. During 2003, the Company recorded a charge to operating income of approximately $4 million as compensation expense to reflect such accelerations.

In 1998, the committee granted 733,300 restricted shares to a group of key executives. Given that the total return on the Company's common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80% of such shares was accelerated as of March 1, 2001. During the first quarter of 2001, the Company recorded a charge to operating income of approximately $5 million as compensation expense to reflect such accelerations. The shares that did not vest on an accelerated basis remained restricted; the expiration of restrictions may be accelerated if the total return of the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation on such unvested shares was amortized over a period equal to the anticipated vesting period. As of January 3, 2004, 67,012 of these shares remained outstanding and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

were vested in the first quarter of 2004 based on achievement of performance criteria. These shares represented 20% of the original shares granted which did not vest in 2001.

In November 2003, pursuant to the terms of his amended employment agreement, the Company issued to the CEO: (a) 48,892 restricted shares, which shares vested in full on the first anniversary of grant; (b) performance shares with a three year performance cycle of 2003-2005 and with the actual number of shares to be paid out at the end of such cycle based upon the Company's achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from 0 shares to 405,288 shares; and (c) options to acquire 33,481 shares of Common Stock. In March 2004, pursuant to the amended agreement, the Company issued to the CEO: (a) 49,847 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant; (b) performance shares with a three year performance cycle of 2004-2006 and with the actual number of shares to be paid out at the end of such cycle based upon the Company's achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from 0 shares to 409,820 shares; and (c) options to acquire 180,132 shares of Common Stock.

The Company's outside directors stock ownership plan provides that non-employee directors receive as part of their annual retainer an annual grant of shares of common stock with a value of $15,000. Effective January 2004, the Company's non-employee directors receive as part of their annual retainer an additional grant under the 2000 Plan of shares of common stock with a value of $60,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions. Not more than 540,000 shares of common stock may be issued under the Company's outside directors stock ownership plan, which will expire in 2006.

In January 2004, the committee authorized the grant of 710,000 restricted shares to a group of key executives. In 2004, an additional 14,000 restricted shares were granted to key executives. As of January 1, 2005, 650,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2010. The expiration of restrictions may be accelerated if the total return on the Company's common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.


NOTE 17: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

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

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense for 2004, 2003 and 2002, which is included in Selling, general & administrative expenses, was approximately $10,660,000, $9,106,000 and $9,789,000, respectively.

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain highly compensated employees to defer up to 50% of their base salary and up to 100% of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant's benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable "rabbi" trust to which the Company plans to make contributions to provide a source of funds to assist in meeting its obligations under the plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors. The Company's expenses related to these plans, which are included in Selling, general & administrative expenses, were approximately $40,000, $36,000 and $502,000 in 2004, 2003 and 2002,
respectively.

The Company has established for a senior executive an unfunded deferred compensation arrangement which accrues over a ten-year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15% of the sum of the senior executive's base salary and bonus. The then accrued amount plus earnings became fully vested at the end of the 2004 fiscal year. Amounts credited in 2005 and 2006 become fully vested on December 31, 2006, provided the senior executive is the Chairman of the Board and Chief Executive Officer of the Company on such date. This arrangement also provides for the deferral of an amount equal to the portion of the executive's base salary that exceeds $1 million. The deferred amount plus earnings will be fully vested at all times.


NOTE 18: STOCKHOLDER RIGHTS PLAN

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

NOTE 19: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings per Share."

                                                                         Fiscal Year Ended
                           ------------------------------------------------------------------------------------------------------
                                    January 1, 2005                    January 3, 2004                  December 28, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                      Weighted   Net Income              Weighted   Net Income              Weighted   Net Income
All amounts in thousands               Average   per Common               Average   per Common               Average   per Common
except per share data     Net Income   Shares       Share    Net Income   Shares       Share    Net Income   Shares       Share
------------------------------------------------------------------------------------------------------------------------------
Basic                      $ 313,569    108,128    $ 2.90     $ 279,693    107,451    $ 2.60     $ 231,165    105,592    $ 2.19
                                                   ======                             ======                             ======
Effect of dilutive
securities:
   Stock options and
   restricted stock grants        --      1,758      0.05            --      2,168      0.05            --      1,604      0.03
                           --------- ----------    ------     --------- ----------    ------     --------- ----------    ------
Diluted                    $ 313,569    109,886    $ 2.85     $ 279,693    109,619    $ 2.55     $ 231,165    107,196    $ 2.16
                           ========= ==========    ======     ========= ==========    ======     ========= ==========    ======

Options to purchase 16,000, 66,000, and 262,000 shares of common stock were outstanding as of the years ended 2004, 2003, and 2002, respectively, but were not included in the computation of diluted EPS for the years then ended because the options were anti-dilutive.


NOTE 20: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 2004, 2003 and 2002, the Company made income tax payments of approximately $144,632,000, $153,683,000 and $109,536,000, respectively. The
Company made interest payments of approximately $32,770,000, $27,808,000 and $23,939,000 in 2004, 2003 and 2002, respectively. There were no other non-cash activities in the twelve months ended January 1, 2005 and January 3, 2004.


NOTE 21: SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women's, men's and children's apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company's worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company's specialty retail stores, outlet stores, and concession stores and E-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers and Company specialty retail and outlet stores located in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line "Sales from external customers" under the caption "Corporate/ Eliminations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2004 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

Certain items in the Company's International businesses have been reclassified to conform to current year's classifications. In addition, as the Company is creating the multi-brand platform in Europe, it has the opportunity to reengineer cost allocation processes to reflect the current operating results for each of its segments.

The Company's segments are business units that offer either different products or distribute similar products through different distribution channels. Additional categorization across the segments is impractical and not relevant in that the segments are each managed separately because they either contract to manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

                                                                              January 1, 2005
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale                          Corporate/
                                               Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  3,119,195      $    584,676      $  1,065,826      $   (136,869)    $  4,632,828
  Intercompany sales                             (153,677)          (19,802)               --           173,479               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,965,518      $    564,874      $  1,065,826      $     36,610     $  4,632,828
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     72,976      $      5,425      $     36,015      $      1,218     $    115,634

OPERATING INCOME:
  Total operating income (loss)              $    365,624      $     90,319      $     73,110      $    (26,307)    $    502,746
  Intercompany segment operating
    (income) loss                                 (42,200)          (11,544)               --            53,744               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income from
       external customers                    $    323,424      $     78,775      $     73,110      $     27,437     $    502,746
                                             ============      ============      ============      ============     ============

Segment assets                               $  2,411,354      $    128,650      $    686,884      $    152,360     $  3,379,248
Expenditures for long-lived assets                207,437             2,761           150,133                --          360,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

                                                                              January 3, 2004
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale                          Corporate/
                                               Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  2,967,415      $    528,781      $    886,338      $   (141,419)    $  4,241,115
  Intercompany sales                             (151,238)          (20,669)               --           171,907               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,816,177      $    508,112      $    886,338      $     30,488     $  4,241,115
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     69,324      $      6,369      $     28,028      $      1,260     $    104,981

OPERATING INCOME:
  Total operating income (loss)              $    360,923      $     72,779      $     75,148      $    (38,060)    $    470,790
  Intercompany segment operating
    (income) loss                                 (46,699)          (12,015)               --            58,714               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income from
       external customers                    $    314,224      $     60,764      $     75,148      $     20,654     $    470,790
                                             ============      ============      ============      ============     ============

Segment assets                               $  2,006,673      $    170,315      $    524,721      $    186,390     $  2,888,099
Expenditures for long-lived assets                183,053             2,243            46,948                --          232,244

                                                                             December 28, 2002
                                          -----------------------------------------------------------------------------------------
In thousands                                  Wholesale         Wholesale                          Corporate/
                                               Apparel         Non-Apparel         Retail         Eliminations        Totals
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
  Total net sales                            $  2,652,734      $    489,898      $    747,919      $   (173,048)    $  3,717,503
  Intercompany sales                             (168,452)          (25,450)               --           193,902               --
                                             ------------      ------------      ------------      ------------     ------------
    Sales from external customers            $  2,484,282      $    464,448      $    747,919      $     20,854     $  3,717,503
                                             ============      ============      ============      ============     ============

Depreciation and amortization expense        $     68,526      $      5,745      $     20,757      $      1,367     $     96,395

OPERATING INCOME:
  Total operating income (loss)              $    325,817      $     47,148      $     58,042      $    (41,119)    $    389,888
  Intercompany segment operating
    (income) loss                                 (39,331)          (13,041)               --            52,372               --
                                             ------------      ------------      ------------      ------------     ------------
    Segment operating income from
       external customers                    $    286,486      $     34,107      $     58,042      $     11,253     $    389,888
                                             ============      ============      ============      ============     ============

Segment assets                               $  1,477,053      $    176,728      $    430,201      $    460,605     $  2,544,587
Expenditures for long-lived assets                238,687               960            51,268                --          290,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

                                                January 1, 2005               January 3, 2004               December 28, 2002
                                        -------------------------------------------------------------------------------------------
In thousands                              Domestic     International    Domestic     International    Domestic     International
-----------------------------------------------------------------------------------------------------------------------------------
Sales from external customers            $  3,502,565   $  1,130,263   $  3,304,614   $    936,501   $  3,037,325   $    680,178
Depreciation and amortization expense          84,698         30,936         82,486         22,495         82,629         13,766
Segment operating income                      425,955         76,791        378,730         92,060        336,588         53,300
Segment assets                              2,240,972      1,138,276      2,102,806        785,293      1,897,255        647,332
Expenditures for long-lived assets             88,996        271,335        186,743         45,501        235,827         55,088

A reconciliation to adjust segment assets to consolidated assets follows:

In thousands                                January 1, 2005    January 3, 2004    December 28, 2002
------------------------------------------------------------------------------------------------------
Total segment assets                             $ 3,379,248       $ 2,888,099         $ 2,544,587
Intercompany receivables                             (24,691)          (25,004)            (16,067)
Investments in wholly-owned subsidiaries            (249,523)         (249,473)           (249,473)
Other                                                (75,282)           (6,623)            (10,690)
                                                 -----------       -----------         -----------
Total consolidated assets                        $ 3,029,752       $ 2,606,999         $ 2,268,357
                                                 ===========       ===========         ===========


NOTE 22: OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the effects of foreign currency translation and changes in unrealized gains and losses on securities as detailed below:

In thousands                                                                      January 1, 2005    January 3, 2004
-----------------------------------------------------------------------------------------------------------------------
Foreign currency translation (loss)                                                  $   (54,517)      $   (48,192)
(Losses) on cash flow hedging derivatives, net of taxes of $4,379 and $5,714              (8,138)          (10,071)
Unrealized gains (losses) on securities, net of taxes of $(538) and $4,573                  (995)            8,056
                                                                                     -----------       -----------
Accumulated other comprehensive (loss), net of tax                                   $   (63,650)      $   (50,207)
                                                                                     ===========       ===========

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.


NOTE 23: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, delaying the effective date for the measurement and recognition guidance of EITF 03-01, however the disclosure requirements remain effective and the applicable ones have been adopted for the Company's fiscal year ended January 1, 2005. The implementation of EITF 03-01 is not expected to have a material impact on the Company's results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

In September 2004, the EITF reached a consensus on applying Paragraph 19 of SFAS No. 131 in EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected the Company's segment classifications.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, in Determining Whether to Report Discontinued Operations." The consensus requires an evaluation of whether the operations and cash flows of a disposed component have been or will be substantially eliminated from the ongoing operations of the entity or will migrate or continue. This consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Adoption of the EITF in the first quarter of fiscal 2005 should not have a material affect on the Company's results of operations and financial position.

In December 2004, the FASB released revised SFAS No. 123R, "Share-Based Payment". The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (typically the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is planning on shifting the composition of its equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The adoption of SFAS No. 123R utilizing the modified prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.10-0.12.

On December 21, 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, "Accounting for Income Taxes," would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company is currently analyzing the potential impact of utilizing the incentive.

In December 2004, the FASB decided to postpone the issuance of their final standard on earnings per share ("EPS") entitled "Earnings per Share - an Amendment to FASB Statement No. 128." The final standard is expected to be issued in the first quarter of 2005. The proposed amendment would require changes to the treasury stock method of computing fully diluted EPS. The impact of the proposed standard on the financial results is not expected to be material.


NOTE 24: RELATED PARTY TRANSACTIONS

During 2004, 2003 and 2002, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $2.0 million, $2.35 million and $1.52 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2004 amount represents approximately 1% of such firm's 2004 fee revenue.

The foregoing transactions between the Company and these entities were effected on an arm's-length basis, with services provided at fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

During 2004, 2003 and 2002, the Company leased a certain office facility from Amex Property B.V. ("Amex"), a company whose principal owner is Rattan Chadha, President and Chief Executive Officer of Mexx, under a 20-year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2004, 2003 and 2002 was 599,000, 614,000 and 628,000 euro, respectively (or $746,000, $696,000 and
$594,000, respectively, based on the exchange rates in effect during such periods).

During 2004, 2003 and 2002, the Company leased a factory outlet and warehouse as well as an office and inventory liquidation center from RAKOTTA HOLDINGS Inc. ("RAKOTTA"), a company whose principal owner is Joseph Nezri, President of MEXX Canada Inc., under two lease agreements expiring January 30, 2006. The rent paid to RAKOTTA during fiscal year 2004, 2003 and for the period of July 9, 2002 through December 28, 2002 was approximately 759,000, 762,000 and 452,000 Canadian dollars, respectively (or $584,000, $544,000 and $289,000 respectively, based on the exchange rates in effect during such periods).

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.


NOTE 25: LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's results of operations or financial position.

During 2004, the Company's Augusta, Georgia facility became listed on the State of Georgia's Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. To date, the Company has not been required to take any action regarding this matter, however the Company is continuing to monitor this situation.


NOTE 26: UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2004 and 2003 is set forth in the table below:

                                        March                 June                  September                  December
In thousands except             ----------------------------------------------------------------------------------------------------
per share data                     2004       2003       2004     2003        2004           2003        2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales                       $1,102,767 $1,075,599 $1,025,924 $959,417  $1,306,581     $1,174,192  $1,197,556     $ 1,031,907
Gross profit                       501,030    455,769    489,434  425,775     593,573        519,889     558,525         488,358

Net income                          68,770     64,132     50,550   44,616     111,588 (1)     97,879      82,661 (2)      73,066 (3)
Basic earnings per share        $      .63 $      .60 $      .47 $    .42  $     1.04 (1) $      .91  $      .77 (2) $       .67 (3)
Diluted earnings per share      $      .62 $      .59 $      .46 $    .41  $     1.03 (1) $      .89  $      .75 (2) $       .66 (3)

Dividends paid per common share $      .06 $      .06 $      .06 $    .06  $      .06     $      .06  $      .06     $       .06

(1) Includes the after tax effect of a restructuring gain of $68 ($105 pretax) or $0.001 per share.
(2) Includes the after tax effect of a restructuring expense of $6,540 ($9,799 pretax) or $0.06 per share and the after tax effect of a special investment gain of $7,965 ($11,934 pretax) or $0.07 per share.
(3) Includes the after tax effect of a restructuring gain of $429 ($672 pretax) or $0.004 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

                Column A                 Column B                    Column C                      Column D            Column E

                                                                     Additions
                                                       --------------------------------------
(In thousands)                          Balance at       (1) Charged      (2) Charged to
                                         Beginning      to Costs and     Other Accounts -        Deductions -         Balance at
Description                              of Period        Expenses           Describe              Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 2005

Accounts Receivable - allowance for
  doubtful accounts                       $   2,853         $   1,925       $      --             $   1,956  (A)        $   2,822
Allowance for Returns                     $  13,746         $ 175,477       $      --             $ 142,501             $  46,722
Allowance for Discounts                   $  15,550         $ 136,617       $      --             $ 135,304             $  16,863
Restructuring Reserve                     $   1,969         $   9,866       $    (105)(C)         $   1,864  (B)        $   9,866


YEAR ENDED JANUARY 3, 2004

Accounts Receivable - allowance for
  doubtful accounts                       $   3,777         $     150       $      --             $   1,074  (A)        $   2,853
Allowance for Returns                     $  22,380         $ 127,718       $      --             $ 136,352             $  13,746
Allowance for Discounts                   $  18,709         $ 145,307       $      --             $ 148,466             $  15,550
Restructuring Reserve                     $  11,377         $      --       $    (672)(C)         $   8,736  (B)        $   1,969


YEAR ENDED DECEMBER 28, 2002

Accounts Receivable - allowance for
  doubtful accounts                       $   4,173         $     917       $      --             $   1,313  (A)        $   3,777
Allowance for Returns                     $  17,331         $ 117,407       $      --             $ 112,358             $  22,380
Allowance for Discounts                   $  13,742         $ 134,287       $      --             $ 129,320             $  18,709
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

                               INDEX TO EXHIBITS

Exhibit
No.            Description
---            -----------

2(a)         - Share  Purchase  Agreement,  dated as of May 15, 2001,  among Liz
               Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto incorporated herein by reference from Exhibit 2.1 to Registrant's Form 8-K dated May 23, 2001 and amended on July 20, 2001).

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

10(b)(ii)    - Second Amendment to Lease, dated as of September 19, 1998, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (ii) to the 1999 Annual Report).

10(b)(iii)   - Third Amendment to Lease,  dated as of September 24, 1999, to the
               1441 Lease  (incorporated  herein by reference from Exhibit 10(k)
               (iii) to the 1999 Annual Report).

10(b)(iv)    - Fourth  Amendment to Lease,  effective as of July 1, 2000, to the
               1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the "2002 Annual Report"]).

Exhibit
No.            Description
---            -----------

10(b)(v)     - Fifth Amendment to Lease  (incorporated  herein by reference from
               Schedule 10(b)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (the "2003 Annual Report")).

10(c)+       - National Collective Bargaining  Agreement,  made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (now known as UNITE-HERE) for the period June 1, 2003 through May 31, 2006 (incorporated herein by reference from Exhibit 10(c) to the 2003 Annual Report).

10(d)+*      - Description  of  Liz  Claiborne,   Inc.  2004  Salaried  Employee
               Incentive Bonus Plan.

10(e)+       - The Liz  Claiborne  401(k)  Savings and Profit  Sharing  Plan, as
               amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+    - First  Amendment to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)+   - Second  Amendment to the Liz Claiborne  401(k) Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)+  - Third  Amendment to the Liz Claiborne  401(k)  Savings and Profit
               Sharing Plan (incorporated herein by reference from Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)+   - Trust  Agreement  (the  "401(k)  Trust  Agreement")  dated  as of
               October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+*   - First Amendment to the 401(k) Trust Agreement.

10(e)(vi)+*  - Second Amendment to the 401(k) Trust Agreement.

10(f)+       - Liz Claiborne,  Inc. Amended and Restated Outside Directors' 1991
               Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference from Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the "1995 Annual Report"]).

10(f)(i)+    - Amendment to the Outside  Directors'  1991 Plan,  effective as of
               December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+   - Form of Option  Agreement under the Outside  Directors' 1991 Plan
               (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(g)+       - Liz Claiborne,  Inc. 1992 Stock  Incentive Plan (the "1992 Plan")
               (incorporated herein by reference from Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

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

10(h)(i)+    - Amendment 1 to the 2000 Plan  (incorporated  herein by  reference from Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+   - Form  of   Option   Grant   Certificate   under   the  2000  Plan
               (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+  - Form of Executive  Team  Leadership  Restricted  Share  Agreement
               under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference from Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 29, 2001 [the "3rd Quarter 2001 10-Q"]).

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

10(i)(i)+    - Amendment  No.  1  to  the  2002  Plan  (incorporated  herein  by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+   - Amendment 2 to the 2002 Plan  (incorporated  herein by  reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+  - Amendment 3 to the 2002 Plan  (incorporated  herein by  reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+   - Form  of   Option   Grant   Certificate   under   the  2002  Plan
               (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+    - Form of  Restricted  Share  Agreement  for  Registrant's  "Growth
               Shares" program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

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


+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
---            -----------

10(l)+       - Liz  Claiborne,   Inc.  Supplemental  Executive  Retirement  Plan
               effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from
               Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

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

10(m)(iv)+   - Executive Termination Benefits Agreement,  between Registrant and
               Paul R. Charron (incorporated herein by reference from Exhibit 10
               (v)(iii) to the 2000 Annual Report).

10(m)(v)+    - First Amendment to the Executive  Termination  Benefits Agreement
               between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+   - Stock Option  Certificate,  dated November 3, 2003 issued to Paul
               R. Charron under Registrant's 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(vii)+  - Restricted  Share  Agreement  under  the 2000  Plan,  dated as of
               November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.5 to the November 5, 2003 Form 8-K).

10(m)(viii)+ - Performance  Share  Agreement  under the 2002  Plan,  dated as of
               November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.6 to the November 5, 2003 Form 8-K).

10(m)(ix)    - Stock Option Certificate,  dated March 4, 2004, issued to Paul R.
               Charron, under Registrant's 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 2004 [the "1st Quarter 2004 10-Q"]).

10(m)(x)     - Restricted Share Agreement under the 2002 Plan, dated as of March
               4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(b) to the 1st Quarter 2004 10-Q).



+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.            Description
---            -----------

10(m)(xi)    - Performance  Share  Agreement  under the 2002  Plan,  dated as of
               March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(c) to the 1st Quarter 2004 10-Q).

10(n)+       - Change of Control  Agreement,  between  Registrant  and Angela J.
               Ahrendts (incorporated herein by reference from Exhibit 10(v) to the 2002 Annual Report).

10(o)+       - Change of  Control  Agreement,  between  Registrant  and Trudy F.
               Sullivan (incorporated herein by reference from Exhibit 10(w) to the 2002 Annual Report).

10(p)        - Five-Year Credit  Agreement,  dated as of October 13, 2004, among
               Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit
               10.1 to Registrant's Current Report on Form 8-K dated October 13,
               2004).

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