Form 10-Q
period 2005-04-02
CLAIBORNE LIZ INC
filed 2005-05-10
CIK 352363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 2, 2005
                                  ----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......................to........................

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

     The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at May 2, 2005 was 109,318,970.

                                                                               2
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  APRIL 2, 2005

                                                                           PAGE
                                                                          NUMBER

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of April 2, 2005
            (Unaudited), January 1, 2005 and April 3, 2004 (Unaudited).......  3

          Condensed Consolidated Statements of Income for the Three Month
            Periods Ended April 2, 2005 (Unaudited) and April 3, 2004
            (Unaudited)......................................................  4

          Condensed Consolidated Statements of Cash Flows for the Three
            Month Periods Ended April 2, 2005 (Unaudited) and April 3,
            2004 (Unaudited).................................................  5

          Notes to Condensed Consolidated Financial Statements (Unaudited)...  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 43

Item 4.   Controls and Procedures............................................ 45

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 46

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 46

Item 5.   Other Information.................................................. 46

Item 6.   Exhibits........................................................... 47

SIGNATURES    ............................................................... 48

                                                                               3
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (All amounts in thousands except share data)


                                                                      (Unaudited)      January 1,     (Unaudited)
                                                                     April 2, 2005        2005       April 3, 2004
                                                                    ------------------------------------------------
Assets
   Current Assets:
      Cash and cash equivalents                                       $    123,384    $    385,637    $    181,344
      Marketable securities                                                  7,578           7,797          58,727
      Accounts receivable - trade, net                                     669,811         432,065         596,790
      Inventories, net                                                     563,133         541,139         501,982
      Deferred income taxes                                                 51,351          51,117          44,531
      Other current assets                                                 104,093          91,386          94,174
                                                                      ------------    ------------    ------------
                  Total current assets                                   1,519,350       1,509,141       1,477,548
                                                                      ------------    ------------    ------------

   Property and Equipment - Net                                            467,169         474,573         414,316
   Goodwill - Net                                                          816,127         755,655         567,920
   Intangibles - Net                                                       295,500         280,986         274,738
   Other Assets                                                             10,901           9,397           6,298
                                                                      ------------    ------------    ------------
Total Assets                                                          $  3,109,047    $  3,029,752    $  2,740,820
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:
      Short-term borrowings                                           $     45,829    $     56,118    $     29,913
      Accounts payable                                                     275,084         259,965         254,306
      Accrued expenses                                                     266,617         288,490         219,732
      Income taxes payable                                                  50,234          33,028          45,335
                                                                      ------------    ------------    ------------
                  Total current liabilities                                637,764         637,601         549,286
                                                                      ------------    ------------    ------------

   Long-Term Debt                                                          455,854         476,571         425,743
   Obligations Under Capital Leases                                          5,494           7,945              --
   Other Non-Current Liabilities                                            51,694          32,836          21,958
   Deferred Income Taxes                                                    52,043          49,490          48,722
   Commitments and Contingencies (Note 9)
   Minority Interest                                                         3,350          13,520          10,532
   Stockholders' Equity:
      Preferred stock, $.01 par value, authorized shares -
         50,000,000, issued shares - none                                       --              --              --
      Common stock, $1 par value, authorized shares -
         250,000,000, issued shares - 176,437,234                          176,437         176,437         176,437
      Capital in excess of par value                                       197,825         176,182         149,885
      Retained earnings                                                  2,894,295       2,828,968       2,602,366
      Unearned compensation expense                                        (53,377)        (36,793)        (44,957)
      Accumulated other comprehensive loss                                 (52,439)        (63,650)        (31,371)
                                                                      ------------    ------------    ------------
                                                                         3,162,741       3,081,144       2,852,360
      Common stock in treasury, at cost, 66,832,764, 67,703,065
         and 65,652,624 shares                                          (1,259,893)     (1,269,355)     (1,167,781)
                                                                      ------------    ------------    ------------
                  Total stockholders' equity                             1,902,848       1,811,789       1,684,579
                                                                      ------------    ------------    ------------
Total Liabilities and Stockholders' Equity                            $  3,109,047    $  3,029,752    $  2,740,820
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

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (All amounts in thousands, except per common share data)

                                   (Unaudited)



                                                        Three Months Ended
                                                  ------------------------------
                                                    (13 Weeks)     (13 Weeks)
                                                   April 2, 2005  April 3, 2004
                                                  ------------------------------

Net Sales                                           $  1,212,407   $  1,102,767

      Cost of goods sold                                 654,177        601,737
                                                    ------------   ------------

Gross Profit                                             558,230        501,030

      Selling, general & administrative expenses         439,474        386,703
                                                    ------------   ------------

Operating Income                                         118,756        114,327

      Other expense - net                                   (614)          (590)

      Interest expense - net                              (7,588)        (7,610)
                                                    ------------   ------------

Income Before Provision for Income Taxes                 110,554        106,127

      Provision for income taxes                          39,136         37,357
                                                    ------------   ------------

Net Income                                          $     71,418   $     68,770
                                                    ============   ============


Net Income per Weighted Average Share, Basic               $0.66          $0.63
Net Income per Weighted Average Share, Diluted             $0.65          $0.62

Weighted Average Shares, Basic                           108,063        109,281
Weighted Average Shares, Diluted                         110,059        111,245

Dividends Paid per Common Share                            $0.06          $0.06
                                                           =====          =====


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All dollar amounts in thousands)

                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                      (13 Weeks)      (13 Weeks)
                                                                                     April 2, 2005   April 3, 2004
                                                                                    --------------------------------
Cash Flows from Operating Activities:
      Net income                                                                      $     71,418    $     68,770
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                      29,040          26,049
         Deferred income taxes                                                              (1,069)            969
         Other - net                                                                         5,279           6,404
         Change in current assets and liabilities, exclusive of
             acquisitions:
             (Increase) in accounts receivable - trade, net                               (241,975)       (210,646)
             (Increase) in inventories                                                     (24,393)        (22,840)
             (Increase) in other current assets                                            (13,850)        (12,711)
             Increase in accounts payable                                                   17,117          28,973
             (Decrease) in accrued expenses                                                (26,141)         (9,852)
             Increase in income taxes payable                                               18,064          16,594
                                                                                      ------------    ------------
                  Net cash used in operating activities                                   (166,510)       (108,290)
                                                                                      ------------    ------------

Cash Flows from Investing Activities:
      Purchases of investment instruments                                                      (67)            (25)
      Purchases of property and equipment excluding capital leases                         (24,325)        (29,408)
      Payments for acquisitions, net of cash acquired                                      (62,451)         (4,979)
      Payments for in-store merchandise shops                                               (1,430)         (1,295)
      Other - net                                                                           (1,068)         (2,393)
                                                                                      ------------    ------------
                  Net cash used in investing activities                                    (89,341)        (38,100)
                                                                                      ------------    ------------

Cash Flows from Financing Activities:
      Short term borrowings                                                                (10,289)         10,998
      Principal payments under capital lease obligations                                      (517)             --
      Proceeds from exercise of common stock options                                         9,280          21,391
      Dividends paid                                                                        (6,091)         (6,146)
                                                                                      ------------    ------------
                  Net cash (used in) provided by financing activities                       (7,617)         26,243
                                                                                      ------------    ------------

Effect of Exchange Rate Changes on Cash                                                      1,215           7,988
                                                                                      ------------    ------------

Net Change in Cash and Cash Equivalents                                                   (262,253)       (112,159)
Cash and Cash Equivalents at Beginning of Period                                           385,637         293,503
                                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                                            $    123,384    $    181,344
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

                                                                               6
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of January 1, 2005 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period's classifications. None of the reclassifications were material.

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

PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. An independent third party values acquired trademarks using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 9 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 2, 2005, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company's European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in

                                                                               9
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current-period earnings or in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company's results of operations.

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


OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
-----------------------------------
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. The fair value of the Eurobonds was
367.7 million euros as of April 2, 2005. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.

Cash and Cash Equivalents
-------------------------
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Marketable Securities
---------------------
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities held for sale are included in Accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to: (a) the length of time and the extent to which the fair value has been less than cost;
(b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Cost of Goods Sold
------------------
Cost of goods sold for wholesale operations include the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company's warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses ("SG&A") and, as such, the Company's gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

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

Shipping and Handling Costs
---------------------------
Shipping  and  handling  costs,   which  are  mostly  comprised  of  warehousing
activities, are included as a component of SG&A in the Condensed Consolidated Statements of Income.

Stock-Based Compensation
------------------------
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. All employee stock options have been granted at or above the grant date market price. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent that restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates

                                                                              11
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

for awards under these plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                       Three Months Ended
                                                               ----------------------------------
                                                                  (13 Weeks)        (13 Weeks)
(In thousands except for per share data)                         April 2, 2005    April 3, 2004
----------------------------------------                       ----------------------------------
Net income:
   As reported                                                   $     71,418      $     68,770
   Add: Stock-based employee compensation expense on
     restricted shares included in reported net income,
     net of taxes of $1,296 and $900 in 2005 and 2004,
     respectively                                                       2,365             1,656
   Less: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards*, net of tax                                               (6,468)           (6,134)
                                                                 ------------      ------------
   Pro forma                                                     $     67,315      $     64,292
                                                                 ============      ============
Basic earnings per share:
   As reported                                                          $0.66             $0.63
   Pro forma                                                            $0.63             $0.59
Diluted earnings per share:
   As reported                                                          $0.65             $0.62
   Pro forma                                                            $0.62             $0.58

* "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($3,545 and $3,333 for quarters ended April 2, 2005 and April 3, 2004, respectively).

The Company changed the valuation model used for estimating the fair value of options granted in the first quarter of 2005, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made in order to provide a better estimate of fair value since the Binomial model is a more flexible analysis to value employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

                                                                     Three Months Ended
                                                        ----------------------------------------------
                                                             April 2, 2005          April 3, 2004
Valuation Assumptions:                                    (Binomial Lattice)       (Black-Scholes)
----------------------                                  ------------------------ ---------------------
Weighted-average fair value of options granted                  $12.91                  $12.46
Expected volatility                                          28.8% to 42%                34%
Weighted-average volatility                                      29.4%                   N/A
Expected term (in years)                                          5.2                    5.2
Dividend Yield                                                   0.55%                  0.60%
Risk-free rate                                               3.2% to 4.6%                3.1%
Expected annual forfeiture                                       9.3%                    4.9%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2005. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

                                                                              12
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Fiscal Year
-----------
The Company's fiscal year ends on the Saturday closest to December 31. The 2005 and 2004 fiscal years each reflect a 52-week period resulting in a 13-week three-month period for the first quarter.

Cash Dividend and Common Stock Repurchase
-----------------------------------------
On January 20, 2005, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock at the rate of $0.05625 per share, paid on March 15, 2005 to stockholders of record at the close of business on February 24, 2005. As of May 2, 2005, the Company had $90.0 million remaining in buyback authorization under its share repurchase program.


2.  ACQUISITIONS

On January 6, 2005, the Company acquired all of the equity interest of C&C California, Inc. ("C&C"). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C California brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.5 million, including fees, plus contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C&C's earnings in each year. C&C generated net sales of approximately $21 million in fiscal 2004. An independent third-party valuation of the trademarks, trade names and customer relationships of C&C is currently in process. Based on a preliminary valuation of the tangible and intangible assets acquired from C&C, $7.6 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.1 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.4 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company. The Company estimates that the aggregate of the contingent payments will be in the range of approximately $40-60 million. The contingent payments will be accounted for as additional purchase price.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand Dungarees line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand's 2007 earnings. On January 28, 2005, the Company paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, the Company will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand's 2007 earnings, which management estimates will be in the range of $20-24 million.

On December 1, 2003, the Company acquired 100 percent of the equity interest of Enyce Holding LLC ("Enyce"), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having

                                                                              13
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) ("Juicy Couture"), a privately held fashion apparel company. The total purchase price consisted of:
(a) a payment,  including the assumption of debt and fees, of $53.1 million, and
(b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $111-114 million. The contingent payment will be accounted for as additional purchase price. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

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

                                                                              14
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  STOCKHOLDERS' EQUITY

Activity for the three months ended April 2, 2005 and April 3, 2004 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost accounts is summarized as follows:

                                                      Capital in                       Unearned      Common stock
                                                     excess of par     Retained      compensation    in treasury,
(Dollars in thousands)                                   value         earnings         expense         at cost
----------------------                              ----------------------------------------------------------------
Balance as of January 1, 2005                         $    176,182    $  2,828,968    $    (36,793)   $ (1,269,355)
Net income                                                      --          71,418              --              --
Additional restricted shares issued, net of
   cancellations                                            14,504              --         (20,245)          5,698
Stock options exercised                                      5,517              --              --           3,764
Tax benefit on stock options exercised                       1,622              --              --              --
Dividends declared                                              --          (6,091)             --              --
Amortization                                                    --              --           3,661              --
                                                      ------------    ------------    ------------    ------------
Balance as of April 2, 2005                           $    197,825    $  2,894,295    $    (53,377)   $ (1,259,893)
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
                                                      ============    ============    ============    ============

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

                                                       Three Months Ended
                                                --------------------------------
                                                   (13 Weeks)      (13 Weeks)
                                                    April 2,        April 3,
(Dollars in thousands)                                2005            2004
----------------------                          --------------------------------
Net income                                        $     71,418    $     68,770
Other comprehensive income (loss), net of tax:
      Foreign currency translation (loss) gain         (15,089)         (5,124)
      Foreign currency translation of Eurobonds         20,837          15,838
      Changes in unrealized gains (losses) on
         securities, net of income tax benefit
         (provision) of $106 and $(3,000)                 (185)          5,288
      Changes in fair value of cash flow hedges,
         net of income tax provision of $(2,982)
         and $(2,180)                                    5,648           2,834
                                                  ------------    ------------
Total comprehensive income, net of tax            $     82,629    $     87,606
                                                  ============    ============

                                                                              15
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Accumulated other comprehensive income (loss) consists of the following:

                                                         April 2,       January 1,       April 3,
(Dollars in thousands)                                     2005            2005            2004
----------------------                              ------------------------------------------------
Foreign currency translation (loss)                   $    (48,769)   $    (54,517)   $    (37,478)
(Losses) on cash flow hedging derivatives, net of
    taxes of $1,397, $4,379 and $3,534                      (2,490)         (8,138)         (7,237)
Unrealized gains (losses) on securities, net of
    taxes of $(644), $(538) and $7,573                      (1,180)           (995)         13,344
                                                      ------------    ------------    ------------
Accumulated other comprehensive (loss), net
      of tax                                          $    (52,439)   $    (63,650)   $    (31,371)
                                                      ============    ============    ============


4.  MARKETABLE SECURITIES

On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of Kenneth Cole Productions, Inc. ("KCP"). In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", a pre-tax gain of $11.9 million was recorded. These shares were initially acquired in August 1999, in conjunction with the Company's consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense) - net, upon sale of the securities.

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. The investment has been impaired since 2000 reflective of general stock market conditions over that period and has been evaluated under EITF No. 03-01 to determine if the impairment is other-than-temporary. This equity index mutual fund has historically provided moderate growth and has recovered $2.4 million in value from its low of $4.8 million over the past two and a half years. The severity of the impairment is currently 19.6% of the carrying value. The Company is forecasting continued recovery for this investment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at April 2, 2005.

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 2, 2005:

                               Less than 12 Months           12 Months or Longer                  Total
                           ----------------------------- ----------------------------- -----------------------------
                                              Gross                         Gross                         Gross
(In thousands)                              Unrealized                    Unrealized                    Unrealized
--------------               Estimated        Gains        Estimated        Gains        Estimated        Gains
Description of Securities    Fair Value      (Losses)      Fair Value      (Losses)      Fair Value      (Losses)
-------------------------------------------------------- ----------------------------- -----------------------------
Equity investments           $        --   $        --     $     8,986   $    (1,757)    $     8,986   $    (1,757)
Other investments                     --            --             416           (67)            416           (67)
                             -----------   -----------     -----------   -----------     -----------   -----------
Total                        $        --   $        --     $     9,402   $    (1,824)    $     9,402   $    (1,824)
                             ===========   ===========     ===========   ===========     ===========   ===========

The following is a summary of available-for-sale marketable securities at April 2, 2005, January 1, 2005 and April 3, 2004:

                                             April 2, 2005
                        --------------------------------------------------------
                                              Unrealized
                                      ----------------------------  Estimated
(Dollars in thousands)      Cost          Gains        Losses      Fair Value
----------------------  --------------------------------------------------------
Equity investments       $      8,986  $         --  $     (1,757) $      7,229
Other investments                 416            --           (67)          349
                         ------------  ------------  ------------  ------------
Total                    $      9,402  $         --  $     (1,824) $      7,578
                         ============  ============  ============  ============

                                                                              16
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                            January 1, 2005
                        --------------------------------------------------------
                                              Unrealized
                                      ----------------------------  Estimated
(Dollars in thousands)      Cost          Gains        Losses      Fair Value
----------------------  --------------------------------------------------------
Equity investments       $      8,919  $         --  $     (1,483) $      7,436
Other investments                 411            --           (50)          361
                         ------------  ------------  ------------  ------------
Total                    $      9,330  $         --  $     (1,533) $      7,797
                         ============  ============  ============  ============

                                             April 3, 2004
                        --------------------------------------------------------
                                              Unrealized
                                      ----------------------------  Estimated
(Dollars in thousands)      Cost          Gains        Losses      Fair Value
----------------------  --------------------------------------------------------
Equity securities        $     29,000  $     22,810  $         --  $     51,810
Equity investments              8,810            --        (1,893)        6,917
                         ------------  ------------  ------------  ------------
Total                    $     37,810  $     22,810  $     (1,893) $     58,727
                         ============  ============  ============  ============

For the three months ended April 2, 2005 and April 3, 2004, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended April 2, 2005 and April 3, 2004 were a loss of $106,000 (net of $185,000 in taxes) and a gain of $5,497,000 (net of $2,791,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).


5.  INVENTORIES, NET

Inventories consist of the following:

                                     April 2,       January 1,       April 3,
(Dollars in thousands)                 2005            2005            2004
----------------------           -----------------------------------------------
Raw materials                      $     32,881    $     30,916    $     21,467
Work in process                          17,409           5,172          12,384
Finished goods                          512,843         505,051         468,131
                                   ------------    ------------    ------------
Total                              $    563,133    $    541,139    $    501,982
                                   ============    ============    ============


6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                     April 2,       January 1,       April 3,
(Dollars in thousands)                 2005            2005            2004
----------------------           -----------------------------------------------
Land and buildings                 $    139,993    $    139,993    $    139,984
Machinery and equipment                 351,398         345,179         331,441
Furniture and fixtures                  194,669         192,097         149,365
Leasehold improvements                  361,304         357,194         298,341
                                   ------------    ------------    ------------
                                      1,047,364       1,034,463         919,131
Less: Accumulated depreciation
      and amortization                  580,195         559,890         504,815
                                   ------------    ------------    ------------
Total property and equipment, net  $    467,169    $    474,573    $    414,316
                                   ============    ============    ============

                                                                              17
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.  GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

                                               Estimated
(Dollars in thousands)                           Lives        April 2, 2005    January 1, 2005    April 3,2004
----------------------                      ----------------------------------------------------------------------
Amortized intangible assets:
----------------------------
Gross Carrying Amount:
   Licensed trademarks                        5-15 years       $     42,849     $     42,849      $     42,849
   Owned trademarks                            20 years               7,600               --                --
   Customer relationships                     5-25 years             27,600           17,500             6,700
   Merchandising rights                         4 years              54,045           52,625            72,424
                                                               ------------     ------------      ------------
     Subtotal                                                  $    132,094     $    112,974      $    121,973
                                                               ------------     ------------      ------------
Accumulated Amortization:
   Licensed trademarks                                         $    (19,049)    $    (18,187)     $    (14,831)
   Owned trademarks                                                     (95)              --                --
   Customer relationships                                            (1,566)            (933)             (120)
   Merchandising rights                                             (32,240)         (29,224)          (48,640)
                                                               ------------     ------------      ------------
     Subtotal                                                  $    (52,950)    $    (48,344)     $    (63,591)
                                                               ------------     ------------      ------------
Net:
   Licensed trademarks                                         $     23,800     $     24,662      $     28,018
   Owned trademarks                                                   7,505               --                --
   Customer relationships                                            26,034           16,567             6,580
   Merchandising rights                                              21,805           23,401            23,784
                                                               ------------     ------------      ------------
Total amortized intangible assets, net                         $     79,144     $     64,630      $     58,382
                                                               ============     ============      ============

Unamortized intangible assets:
------------------------------
Owned trademarks                                               $    216,356     $    216,356      $    216,356
                                                               ------------     ------------      ------------
Total intangible assets                                        $    295,500     $    280,986      $    274,738
                                                               ============     ============      ============

As required under SFAS No. 142, the Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2004 and fiscal 2003. No impairment was recognized at either date. Intangible amortization expense was $4.6 million for the three months ended April 2, 2005 and $4.4 million for the three months ended April 3, 2004.

The estimated intangible amortization expense for the next five years is as follows:

                                               (In millions)
Fiscal Year                                Amortization Expense
----------------------------------------------------------------
2005                                             $ 16.0
2006                                               11.5
2007                                                9.9
2008                                                7.4
2009                                                5.5

The changes in carrying amount of goodwill for the three months ended April 2, 2005 are as follows:

                                                Wholesale      Wholesale
(Dollars in thousands)                           Apparel       Non-Apparel        Total
----------------------                      ------------------------------------------------
Balance, January 1, 2005                      $    746,060    $      9,595    $    755,655
   Acquisition of C&C California                     8,375              --           8,375
   Additional purchase price of Lucky Brand         52,417              --          52,417
   Translation difference                             (320)             --            (320)
                                              ------------    ------------    ------------
Balance, April 2, 2005                        $    806,532    $      9,595    $    816,127
                                              ============    ============    ============

There is no goodwill recorded in our retail segment.

                                                                              18
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.  DEBT

On August 7, 2001, the Company issued 350 million euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the "Eurobonds"). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor's and Baa2 from Moody's Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company's net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements).

On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted the Company to borrow in U.S. dollars, Canadian dollars and euro. At April 3, 2004, the Company had no debt outstanding under these facilities. The carrying amount of the Company's borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the "Agreement"), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company's long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company's ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company's $750 million commercial paper program. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 2, 2005, the Company had no debt outstanding under the Agreement.

As of April 2, 2005, January 1, 2005 and April 3, 2004, the Company had lines of credit aggregating $588 million, $551 million and $503 million, respectively, which were primarily available to cover trade letters of credit. At April 2, 2005, January 1, 2005 and April 3, 2004, the Company had outstanding trade letters of credit of $271 million, $310 million and $298 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company's Canadian and European subsidiaries have unsecured lines of credit totaling approximately $158.3 million (based on the exchange rates as of April 2, 2005). As of April 2, 2005, a total of $45.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.3%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, most of the Company's debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

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

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company's results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K.


10. RESTRUCTURING CHARGES

In December 2004, the Company recorded a net pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. Substantially all of the restructuring charge is expected to be a cash charge. The Company projects that the majority of the charge will be paid and all associated activities will be completed in the second quarter of fiscal 2005. The charge is comprised of the following:
o $5.7 million of the charge (the majority of which relates to employee severance costs) is associated with the restructuring of the Company's European operations, aimed at centralizing strategic decision-making and facilitate the management of a multi-brand platform, as well as the closure of its Mexx Europe catalog business.
o $4.1 million of the charge is attributable to employee severance costs associated with the closure of the Company's Secaucus, New Jersey distribution center. Products currently distributed through the Secaucus facility will be distributed through existing facilities as well as a new leased facility in Allentown, Pennsylvania.

In December 2002, the Company recorded a net restructuring charge of $7.1 million (pretax), representing a charge of $9.9 million in connection with the closure of the 22 remaining domestic Liz Claiborne brand specialty stores, offset by a $2.8 million reversal of liabilities recorded in connection with the December 2001 restructuring that were no longer required. This determination to close the stores was intended to eliminate redundancy between this retail format and the wide department store base in which Liz Claiborne products are available. The $9.9 million charge included costs associated with lease obligations ($5.4 million), asset write-offs ($3.3 million) and other store closing costs ($1.2 million). In December 2003 and September 2004, the Company recorded net pretax restructuring gains of $672,000 and $105,000, respectively, representing the reversal of amounts provided in December 2002 no longer required. These activities were completed as of January 1, 2005.

                                                                              20
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the changes in the restructuring reserves is as follows:

                                                      Operating &
                                                    Administrative
(Dollars in thousands)                                Exit Costs
----------------------                              ----------------
Balance at January 1, 2005                              $  9,866
   Spending for three months ended April 2, 2005          (1,943)
   Translation difference                                   (226)
                                                        --------
Balance at April 2, 2005                                $  7,697
                                                        ========


11. EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings per Share."

                                         April 2, 2005                               April 3, 2004
                           ------------------------------------------- -------------------------------------------
                                            Weighted     Net Income                     Weighted     Net Income
All amounts in thousands                     Average     per Common                      Average     per Common
except per share data         Net Income     Shares        Share          Net Income     Shares        Share
---------------------------------------------------------------------- -------------------------------------------
Basic                        $    71,418      108,063      $ 0.66        $    68,770      109,281      $ 0.63
Effect of dilutive
securities:
   Stock options and
   restricted stock grants            --        1,996        0.01                 --        1,964        0.01
                             -----------   ----------      ------        -----------   ----------      ------
Diluted                      $    71,418      110,059      $ 0.65        $    68,770      111,245      $ 0.62
                             ===========   ==========      ======        ===========   ==========      ======

Options to purchase 13,000 and 2,707,000 shares of common stock were outstanding as of April 2, 2005 and April 3, 2004, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.


12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended April 2, 2005, the Company made income tax payments of $26,914,000 and interest payments of $848,000. During the three months ended April 3, 2004, the Company made income tax payments of $18,518,000 and interest payments of $503,000.


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

                                                          For the Three Months Ended April 2, 2005
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   857,304    $   140,975    $   255,534    $   (41,406)   $ 1,212,407
   Intercompany sales                           (47,658)        (4,315)            --         51,973             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   809,646    $   136,660    $   255,534    $    10,567    $ 1,212,407
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   109,093    $    13,225    $    (7,463)   $     3,901    $   118,756
   Intercompany segment operating
     (income) loss                               (3,668)        (1,277)            --          4,945             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   105,425    $    11,948    $    (7,463)   $     8,846    $   118,756
                                            ===========    ===========    ===========    ===========    ===========

                                                          For the Three Months Ended April 3, 2004
                                          --------------------------------------------------------------------------
                                             Wholesale      Wholesale                    Corporate/
(Dollars in thousands)                        Apparel      Non-Apparel      Retail      Eliminations       Total
----------------------                    -------------- -------------- -------------- -------------- --------------
NET SALES:
   Total net sales                          $   812,093    $   114,373    $   208,023    $   (31,722)   $ 1,102,767
   Intercompany sales                           (37,658)        (3,367)            --         41,025             --
                                            -----------    -----------    -----------    -----------    -----------
     Sales from external customers          $   774,435    $   111,006    $   208,023    $     9,303    $ 1,102,767
                                            ===========    ===========    ===========    ===========    ===========

OPERATING INCOME:
   Total operating income (loss)            $   109,826    $     7,196    $    (6,758)   $     4,063    $   114,327
   Intercompany segment operating
     (income) loss                               (2,729)        (1,033)            --          3,762             --
                                            -----------    -----------    -----------    -----------    -----------
     Segment operating income (loss)
       from external customers              $   107,097    $     6,163    $    (6,758)   $     7,825    $   114,327
                                            ===========    ===========    ============   ===========    ===========

                                                                              22
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                       April 2,      January 1,      April 3,
(Dollars in thousands)                   2005           2005           2004
----------------------             ---------------------------------------------
SEGMENT ASSETS:
   Wholesale Apparel                 $ 2,480,357    $ 2,411,354    $ 2,151,203
   Wholesale Non-Apparel                 171,351        128,650        161,499
   Retail                                668,499        686,884        535,479
   Corporate                             163,823        152,360        187,084
   Eliminations                         (374,983)      (349,496)      (294,445)
                                     -----------    -----------    -----------
     Total assets                    $ 3,109,047    $ 3,029,752    $ 2,740,820
                                     ===========    ===========    ===========

GEOGRAPHIC DATA:
                                         Three Months Ended
                                   ------------------------------
(Dollars in thousands)              April 2, 2005  April 3, 2004
----------------------             ------------------------------
NET SALES:
   Domestic                          $   900,064    $   834,513
   International                         312,343        268,254
                                     -----------    -----------
     Total net sales                 $ 1,212,407    $ 1,102,767
                                     ===========    ===========

OPERATING INCOME:
   Domestic                          $    99,651    $    94,616
   International                          19,105         19,711
                                     -----------    -----------
     Total operating income          $   118,756    $   114,327
                                     ===========    ===========

                                       April 2,      January 1,      April 3,
(Dollars in thousands)                   2005           2005           2004
----------------------             ---------------------------------------------
TOTAL ASSETS:
   Domestic                          $ 1,991,448    $ 1,891,476    $ 1,951,682
   International                       1,117,599      1,138,276        789,138
                                     -----------    -----------    -----------
     Total assets                    $ 3,109,047    $ 3,029,752    $ 2,740,820
                                     ===========    ===========    ===========


14. DERIVATIVE INSTRUMENTS

At April 2, 2005, the Company had various euro currency collars outstanding with a net notional amount of $49 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro and various Canadian currency collars outstanding with a net notional amount of $25 million, maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004 and $26 million in euro currency collars at the end of the first quarter of 2004. At the end of the first quarter of 2005, the Company also had forward contracts maturing through September 2005 to sell 13 million euro for $17 million and to sell 2.5 million Pounds Sterling for 3.6 million euro. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2005 was approximately $22 million, as compared with approximately $45 million at year-end 2004 and approximately $93 million at the end of the first quarter of 2004. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $1.2 million at the end of the first quarter of 2005, $6.2 million at year-end 2004 and approximately $5.5 million the end of the first quarter of 2004. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 2, 2005. Approximately $1.7 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other

                                                                              23
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 2, 2005. Approximately $0.5 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income
(loss). The loss recorded to Currency translation adjustment was $20.5 million for the quarter ended April 2, 2005 and $15.9 million for the quarter ended April 3, 2004.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended April 2, 2005.


15. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position ("FSP"), FSP EITF Issue No. 03-01-1, delaying the effective date for the measurement and recognition guidance of EITF Issue No. 03-01, however the disclosure requirements remain effective and the applicable ones have been adopted for the Company's fiscal year ended January 1, 2005. The implementation of EITF Issue No. 03-01 is not expected to have a material impact on the Company's results of operations and financial condition.

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

In December 2004, the FASB released revised SFAS No. 123R, "Share-Based Payment." The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (typically the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is shifting the composition of its equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The adoption of SFAS No. 123R utilizing the modified

                                                                              24
                      LIZ CLAIBORNE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.10-0.12.

On December 21, 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, "Accounting for Income Taxes," would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company is currently analyzing the potential impact of utilizing the incentive.

In March 2005 the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently the SEC decided to delay the required implementation of SFAS No. 123R to years beginning after June 15, 2005. The Company will adopt SFAS No. 123R for its fiscal 2005 third quarter as discussed above and previously disclosed.

16. SUBSEQUENT EVENTS

On April 26, 2004, the Company settled the contingency for the acquisition of Mexx Canada for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The Mexx Canada shareholders were paid in cash. Mexx Canada, Inc., was acquired in July 2002 for a total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingent payment was accounted for as additional purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Business/Segments
-----------------

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
o  Wholesale Apparel consists of women's and men's apparel designed and marketed
   -----------------
   worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our LIZ CLAIBORNE and LIZ brands along with our better apparel (CLAIBORNE (men's), INTUITIONS, REALITIES, SIGRID OLSEN and SWE), bridge priced (DANA BUCHMAN and ELLEN TRACY), Special Markets (which is comprised of our mid-tier brands (AXCESS, CRAZY HORSE, FIRST ISSUE and VILLAGER) and moderate department store brands (EMMA JAMES and J.H. COLLECTIBLES)), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE, C&C CALIFORNIA and LAUNDRY BY SHELLI SEGAL) businesses, as well as our licensed DKNY(R) JEANS, DKNY(R) ACTIVE, and CITY DKNY(R) businesses. The Wholesale Apparel segment also includes wholesale sales of women's, men's and children's apparel designed and marketed in Europe, Canada, the Asia-Pacific region and the Middle East under our MEXX brand names.
o  Wholesale  Non-Apparel  consists of handbags,  small leather  goods,  fashion
   ----------------------
   accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.
o  Retail  consists of our worldwide  retail  operations that sell most of these
   ------
   apparel and non-apparel products to the public through our 288 outlet stores, 273 specialty retail stores and 597 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY(R) JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL and JUICY COUTURE, as well as our Special Brands Outlets which include products from our Special Markets divisions.

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

2005 First Quarter Overall Results
----------------------------------

Net Sales
---------

Net sales for the first quarter of 2005 were a record $1.212 billion, an increase of $109.6 million, or 9.9%, over 2004 first quarter net sales, as we continued the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution.

The sales results reflect continued growth in our JUICY COUTURE apparel and accessories, MEXX Europe and DKNY(R) Jeans businesses. Approximately $16.8 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening euro, on the reported results of our international businesses. We also experienced sales increases in our Canadian and LUCKY BRAND DUNGAREES businesses and added sales of our recent acquisition of C&C CALIFORNIA.

These increases more than offset sales decreases in our LIZ CLAIBORNE apparel business and the impact of the discontinuation of our KENNETH COLE womenswear license in December 2004. Our LIZ CLAIBORNE apparel business has been challenged by increasingly conservative buying patterns of our retail store customers as they continue to focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel. In addition, the department store sector is experiencing a period of consolidation, as evidenced recently by the announcement of the merger of Federated Department Stores and The May Company. Such consolidations present challenges in operating in the department store sector. The department store channel has also been challenged by migration of consumers away from malls to national chains and off-priced retailers, as well as a general decline in prices for non-luxury apparel products.

Looking forward, we expect that our retail partners will continue a conservative approach to planning inventory levels, with continued focus on inventory productivity and an increasing emphasis on reorder (quick turn) business, and will continue to strive for differentiation, while the domestic department store sector will continue to experience consolidation. Our state-of-the-art technology coupled with modern business models and an evolving supply chain enable us to partner with our customers, to quickly identify and reorder those items that are trending well with consumers. We will continue to make investments in the LIZ CLAIBORNE brand through a variety of marketing initiatives. With our acquisitions and the growth in our moderate and mid-tier department store brands, non-apparel businesses including our LIZ CLAIBORNE branded non-apparel products, and specialty retail businesses; we have diversified our business by channels of distribution and target consumer. We have also diversified geographically, with our international operations representing over 25% of our sales. We continue to view international as an important area of growth for us and are working to build the capability to launch brands from our domestic portfolio in markets outside the United States while continuing to evaluate growth opportunities available through business development efforts outside the United States.

Gross Profit and Net Income
---------------------------

Our gross profit improved in the first quarter of 2005 reflecting continued focus on inventory management and lower sourcing costs, offsetting gross margin pressure resulting from a highly promotional retail environment. Our gross profit also benefited from the continued growth of our MEXX Europe and domestic specialty retail businesses, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $71.4 million in the first quarter of 2005 from $68.8 million in the first quarter of 2004, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet
-------------

Our financial position continues to be strong. We ended the first quarter of 2005 with a net debt position of $376.2 million as compared to $215.6 million at April 3, 2004. We generated $399.0 million in cash from operations over the past twelve months, which enabled us to fund the first quarter acquisition of C&C CALIFORNIA, the purchase of an additional 8.25% of Lucky Brand, the final payment to acquire MEXX Europe, our second quarter 2004 share repurchase and our capital expenditures of $141.5 million, while increasing our net debt by $160.6 million. The effect of foreign currency translation on our Eurobond added $29.3 million to our debt balance.

International Operations
------------------------

In the first quarter of 2005, sales from our international segment represented 25.8% of our overall sales, as opposed to 24.3% in the first quarter of 2004. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the recent launch of a number of our current domestic brands in Europe utilizing the MEXX corporate platform. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $16.8 million, or 38.0%, of the increase of international sales from the first quarter of 2004. Over the past few years, the euro and the Canadian dollar have strengthened against the U.S. dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses' inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
-------------------

On January 6, 2005, we acquired all of the equity interest of C&C California, Inc. ("C&C"). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C CALIFORNIA brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.5 million, including fees, plus contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C&C's earnings in each year. C&C generated net sales of approximately $21 million in fiscal 2004. An independent third-party valuation of the trademarks, trade names and customer relationships of C&C is currently in process. Based on a preliminary valuation of the tangible and intangible assets acquired from C&C, $7.6 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.1 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.4 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 142. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company. We estimate that the aggregate of the contingent payments will be in the range of approximately $40-60 million. The contingent payments will be accounted for as additional purchase price.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand Dungarees line of women's and men's denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for an aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand's 2007 earnings. On January 28, 2005, we paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, we will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. We have recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand's 2007 earnings, which we estimate will be in the range of $20-24 million.

On December 1, 2003, we acquired 100 percent of the equity interest of Enyce Holding LLC ("Enyce"), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain closing adjustments and assumptions of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) ("Juicy Couture"), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party's option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $111-114 million. The contingent payment will be accounted for as additional purchase price. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company ("Mexx Canada"). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. ("Mexx"), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of:
(a) $255.1 million (295 million euro), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx's earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, we made the required final payment of $192.4 million (160 million euro). The contingent payment was accounted for as additional purchase price.


RESULTS OF OPERATIONS
---------------------

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
o  Domestic:  wholesale customers and Company Specialty Retail and Outlet stores
   --------
   located in the United States; and our e-commerce sites; and
o  International:  wholesale  customers and Company  Specialty Retail and Outlet
   -------------
   stores and Concession stores located outside of the United States, primarily in our MEXX Europe and MEXX Canada operations.

All data and discussion with respect to our specific segments included within this "Management's Discussion and Analysis" is presented after applicable intercompany eliminations.

2005 VS. 2004
-------------

The following table sets forth our operating results for the 13 weeks ended April 2, 2005 compared to the 13 weeks ended April 3, 2004:

                                           Three months ended                      Variance
                                     ------------------------------------------------------------------
Dollars in millions                    April 2, 2005     April 3, 2004          $              %
-------------------------------------------------------------------------------------------------------

Net Sales                               $   1,212.4       $   1,102.8      $   109.6           9.9%

Gross Profit                                  558.2             501.0           57.2          11.4%

Selling, general & administrative
   expenses                                   439.5             386.7           52.8          13.6%

Operating Income                              118.8             114.3            4.5           3.9%

Other income (expense) - net                   (0.6)             (0.6)           0.0           0.0%

Interest (expense) - net                       (7.6)             (7.6)           0.0           0.0%

Provision for income taxes                     39.1              37.3            1.8           4.8%

Net Income                              $      71.4       $      68.8      $     2.6           3.8%

Net Sales
---------
Net sales for the first quarter of 2005 were a record $1.212 billion, an increase of $109.6 million, or 9.9%, over net sales for the first quarter of 2004. The inclusion of sales from our C&C CALIFORNIA business (acquired January 6, 2005) added approximately $4.1 million in net sales during the quarter. Continued growth of our JUICY COUTURE business, MEXX Europe business and our Accessories and Jewelry businesses added approximately $59.1 million in net sales for the quarter. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses added approximately $16.8 million in sales during the quarter. Net sales results for our business segments are provided below:

o  Wholesale  Apparel net sales  increased  $35.2  million,  or 4.6%,  to $809.6
   ------------------
   million. This result reflected the following:
   - The addition of $4.1 million of sales from our recently acquired C&C CALIFORNIA business;
   - A $9.5 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
   - A $21.6 million net increase, primarily reflecting the continued growth of our JUICY COUTURE business (which added $19.0 million of sales due to increased customer demand mostly reflected in higher volume), increases in our licensed DKNY(R) Jeans business (due to the addition of new retail customers) and LUCKY BRAND DUNGAREES business (due to increased customer demand and an increase in department store locations) and increases in our moderate and mid-tier department store brands (due to higher volume), as well as growth in our DANA BUCHMAN business, partially offset by a 9.2% decrease in our LIZ CLAIBORNE business (resulted from lower unit pricing) and the discontinuance of our KENNETH COLE womenswear license.

o  Wholesale  Non-Apparel net sales increased $25.7 million, or 23.1%, to $136.7
   ----------------------
   million. The increase was primarily due to the addition of our JUICY COUTURE Accessories business (launched in February 2004), as well as increases in our Jewelry, Handbags and Cosmetics businesses. Net sales in our domestic LIZ CLAIBORNE business increased 6.9% to last year. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

o  Retail net sales  increased $47.5 million,  or 22.8%, to $255.5 million.  The
   ------
   increase reflected the following:
   - A $7.1 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and

   - A $40.4 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 29.1% comparable store sales increase in our LUCKY BRAND DUNGAREES business and a 15.4% increase in comparable store sales in our MEXX Europe business), the net addition of 20 new Specialty Retail and Outlet stores in our MEXX Europe business, 18 SIGRID OLSEN Specialty Retail stores, 14 new Specialty Retail and Outlet stores in Canada, 11 new LUCKY BRAND DUNGAREES stores, 9 new domestic LIZ CLAIBORNE Outlet stores, 5 MEXX USA Specialty Retail stores and 37 new international concession stores over the last twelve months.

   Comparable store sales in our Company-operated stores increased by 3.6% overall, driven by a 15.0% increase in our Specialty Retail business, partially offset by a 5.2% decrease in our Outlet business. We ended the quarter with a total of 288 Outlet stores, 273 Specialty Retail stores and 597 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.

o  Corporate net sales, consisting of licensing revenue,  increased $1.3 million
   ---------
   to $10.6 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis,  Domestic net sales increased by $65.6 million, or
                               --------
7.9%, to $900.0 million, reflecting the continued growth in our JUICY COUTURE apparel and accessories and DKNY(R) Jeans businesses, partially offset by declines in our LIZ CLAIBORNE business. International net sales increased $44.1
                                         -------------
million, or 16.4%, to $312.3 million. The international increase reflected the results of our MEXX Europe business; approximately $16.8 million of this increase was due to the impact of currency exchange rates.

Gross Profit
------------
Gross profit increased $57.2 million, or 11.4%, to $558.2 million in the first quarter of 2005 over the first quarter of 2004. Gross profit as a percent of net sales increased to 46.0% in 2005 from 45.4% in 2004. Approximately $9.3 million of the increase in the quarter was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. The increased gross profit rate reflected lower sourcing costs and a change in the mix of product offerings within our portfolio reflecting continued growth of our MEXX Europe and domestic specialty retail businesses, as these businesses run at higher gross profit rates than the Company average, partially offset by higher promotional activity in our wholesale businesses as well as additional liquidation of excess inventory.

Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses ("SG&A"); accordingly, our gross margin may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses
------------------------------------------
SG&A increased $52.8 million, or 13.6%, to $439.5 million in the first quarter of 2005 over the first quarter of 2004 and as a percent of net sales increased to 36.2% from 35.1%. The SG&A increase reflected the following:
o The inclusion of $1.5 million of expenses from our recently acquired C&C CALIFORNIA business and the start-up of new businesses;
o Approximately $8.3 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro;
o A $6.9 million increase in investments in marketing activities, particularly focused on in-store activities across our portfolio;
o Approximately $0.7 million of incremental equity based compensation expense resulting from the migration of our long-term compensation plan primarily to restricted stock in anticipation of the expensing of stock options; and
o A $35.4 million net increase primarily resulting from the expansion of our domestic and international retail businesses and increased expenses in our MEXX Europe wholesale business.

The SG&A rate primarily reflected the unfavorable impact of the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, and reduced expense leverage resulting from the decreased proportion of expenses related to our LIZ CLAIBORNE business, which runs at a lower SG&A rate than the Company average as well as the increased investment in marketing activities described above, partially offset by Company-wide expense control initiatives.

Operating Income
----------------
Operating income for the first quarter of 2005 was $118.8 million, an increase of $4.4 million, or 3.9%, over last year. Operating income as a percent of net sales decreased to 9.8% in 2005 compared to 10.4% in 2004. The decrease was the result of increased marketing expenditures and higher promotional activities discussed above as well as continued expenditures associated with expanding the European multi-brand platform, partially offset by lower sourcing costs and expense reductions. Approximately $1.0 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Operating income by business segment is provided below:

o  Wholesale Apparel operating income was $105.4 million (13.0% of net sales) in
   -----------------
   2005 compared to $107.1 million (13.8% of net sales) in 2004, principally reflecting reduced profits in our LIZ CLAIBORNE business as a result of the lower sales pricing discussed above, as well as reduced profits in our LUCKY BRAND DUNGAREES and ELLEN TRACY businesses, mostly offset by the continued growth of our JUICY COUTURE, MEXX Europe business, as well as growth in our moderate and mid-tier department store business, growth in our DANA BUCHMAN business and the favorable impact of the discontinuation of our KENNETH COLE womenswear license.
o  Wholesale  Non-Apparel operating income was $12.0 million (8.7% of net sales)
   ----------------------
   in 2005 compared to $6.2 million (5.6% of net sales) in 2004, principally due to the addition of our JUICY COUTURE Accessories business as well as increased profits in our LIZ CLAIBORNE and MONET Jewelry and Cosmetics businesses, partially offset by decreased profits in our Fashion Accessories business.
o  Retail  operating loss was $7.5 million (-2.9% of net sales) in 2005 compared
   ------
   to a $6.8 million loss (-3.2% of net sales) in 2004, principally reflecting continued investment in retail infrastructure and new stores, as well as decreased profits in our MEXX Europe business due to continued expenditures associated with expanding the European multi-brand platform as well as aggressive liquidation of inventory in our European outlet business, partially offset by an increase in profits from our LUCKY BRAND DUNGAREES Retail stores and MONET Europe concession businesses.
o  Corporate  operating  income,  primarily  consisting  of licensing  operating
   ---------
   income, increased $1.0 million to $8.8 million as a result of revenues from our new licenses and growth from our existing license portfolio.

Viewed on a  geographic  basis,  Domestic  operating  profit  increased  by $5.0
                                 --------
million, or 5.3%, to $99.7 million, predominantly reflecting the continued growth in our JUICY COUTURE Wholesale and LUCKY BRAND DUNGAREES Retail businesses as well as increased profits in our moderate and mid-tier department store business, partially offset by reduced profits in our core LIZ CLAIBORNE business. International operating profit decreased $0.6 million, or 3.1% to
           -------------
$19.1 million. The international decrease reflected the increased SG&A costs at our MEXX retail business.

Net Other Expense
-----------------
Net other expense in the first quarter of 2005 was $0.6 million compared to $0.6 million in the first quarter of 2004. In 2005 net other expense was comprised of $0.6 million of minority interest expense (which relates to the 6.75% minority interest in Lucky Brand and the 1.8% minority interest in Segrets, Inc.), partially offset by other non-operating income. In 2004, net other expense was principally comprised of $0.7 million of minority interest expense, partially offset by other non-operating income.

Net Interest Expense
--------------------
Net interest expense in the first quarter of 2005 was flat at $7.6 million compared to the first quarter of 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.

Provision for Income Taxes
--------------------------
The income tax rate in the first quarter of 2005 increased to 35.4% from 35.2% in the prior year as a result of changes in state tax laws.

Net Income
----------
Net income in the first quarter of 2005 increased to $71.4 million, or 5.9% of net sales, from $68.8 million in the first quarter of 2004, or 6.2% of net sales. Diluted earnings per common share ("EPS") increased to $0.65 in 2005, from $0.62 in 2004, a 4.8% increase.

Average diluted shares outstanding decreased by 1.2 million shares to 110.1 million in the first quarter of 2005 on a period-to-period basis, as a result of the 2004 share repurchases, mostly offset by the exercise of stock options and the effect of dilutive securities.


FORWARD OUTLOOK
---------------

These forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE" below.

For the full year 2005, we are reaffirming our previous guidance, forecasting a net sales increase of 6 - 8%, an operating margin in the range of 10.9% - 11.1% and EPS in the range of $2.96 - $3.02, including the impact, which we estimate will be $0.10 - $0.12, resulting from the planned adoption in the third quarter of 2005 of SFAS No. 123R ("Accounting for Share-Based Payment") and a shift in the composition of the Company's 2005 equity-based compensation discussed above. We are proceeding with the adoption of FASB 123R in spite of the SEC recently delaying the mandatory adoption period. It is also important to note that the shift toward restricted stock should ultimately reduce dilution, as we expect that fewer shares will be used for equity-based compensation purposes than was the case in prior years. We do not expect foreign currency exchange rates in our international businesses to have a material impact on full year 2005 results.
o In our Wholesale Apparel segment, we expect fiscal 2005 net sales to increase in the range of 3 - 4% due to the impact of the factors described above with growth primarily driven by the acquisition of C&C CALIFORNIA in addition to increases in our JUICY COUTURE, MEXX Europe, moderate and mid-tier department store businesses, LUCKY BRAND DUNGAREES, licensed DKNY(R) Jeans, SIGRID OLSEN and LAUNDRY BY SHELLI SEGAL businesses, as well as our TINT, METROCONCEPTS, BELONGINGS and TAPEMEASURE businesses, partially offset by the impact of the discontinuation of our KENNETH COLE womenswear license. We expect net sales in our domestic LIZ CLAIBORNE business to decrease in the mid teens year-over-year.
o In our Wholesale Non-Apparel segment, we expect fiscal 2005 net sales to increase in the range of 10 - 12%, primarily driven by increases in our Cosmetics, JUICY COUTURE Accessories, Handbags and Jewelry businesses. We expect our LIZ CLAIBORNE business to increase in the high single digits year-over-year, as a result of recent strength in these businesses.
o In our Retail segment, we expect fiscal 2005 net sales to increase in the range of 14 - 17%, primarily driven by continued growth in our LUCKY BRAND DUNGAREES, MEXX Europe, Outlet, SIGRID OLSEN, LIZ CLAIBORNE Canada, MEXX Canada and MEXX USA businesses. We project comparable store sales to be flat to up low single digits over fiscal 2004.
o  We expect fiscal 2005 licensing revenue to increase by 15% over fiscal 2004.

For the second quarter of 2005, we are providing our initial guidance, forecasting a net sales increase of 6 - 8% (including an approximate 1% sales increase due to the projected impact of foreign currency exchange rates), an operating margin in the range of 7.8% - 8.2% and EPS in the range of $0.46 - $0.48, including the impact, which we estimate will be $0.01, resulting from the shift in the composition of the Company's 2005 equity-based management compensation discussed above.
o In our Wholesale Apparel segment, we expect second quarter 2005 net sales to increase in the range of 2 - 4%, primarily driven by the acquisition of C&C CALIFORNIA as well as increases in our Mexx Europe, JUICY COUTURE, LUCKY BRAND DUNGAREES, JH COLLECTIBLES and AXCESS men's and women's businesses, partially offset by a decrease in our LIZ CLAIBORNE business as well as the impact of the discontinuation of our licensed KENNETH COLE womenswear business.
o In our Wholesale Non-Apparel segment, we expect second quarter 2005 net sales to increase in the range of 10 - 12%, primarily driven by increases in our Cosmetics, Jewelry and Handbags businesses.
o In our Retail segment, we expect second quarter 2005 net sales to increase in the range of 13 - 15%, primarily driven by increases in our MEXX Europe, LUCKY BRAND DUNGAREES, MEXX Canada and SIGRID OLSEN businesses.
o  We expect second quarter 2005 licensing revenue to increase by 10%.

All of these forward-looking statements exclude the impact of any future acquisitions or stock repurchases.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

Cash  Requirements.  Our primary ongoing cash requirements are to fund growth in
-------------------
working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program; as of May 2, 2005, the Company had $90.0 million remaining in buyback authorization under the program.

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

2005 vs. 2004
-------------

Cash and Debt  Balances.  We ended the first quarter of 2005 with $131.0 million
------------------------
in cash and marketable securities, compared to $240.1 million at April 3, 2004 and $393.4 million at January 1, 2005, and with $507.2 million of debt outstanding compared to $455.7 million at April 3, 2004 and $540.6 million at January 1, 2005. The $160.6 million increase in our net debt position on a year-over-year basis is primarily attributable to the 160 million euro (or $192.4 million based on the exchange rate in effect on the payment date) required final contingent payment to complete the purchase of MEXX Europe, the $29.5 million payment made related to the acquisition of C&C CALIFORNIA, the $35 million payment to Lucky Brand shareholders to purchase an additional 8.25% interest in Lucky Brand, the $116.8 million in share repurchases, $141.5 million for capital and in-store expenditures and the effect of foreign currency translation on our Eurobond, which added $29.3 million to our debt balance, partially offset by cash flow from operations for the year of $399.0 million. We ended the quarter with $1.903 billion in stockholders' equity, giving us a total debt to total capital ratio of 21.0% compared to $1.685 billion in stockholders' equity last year with a debt to total capital ratio of 21.3% and $1.811 billion in stockholders' equity at year end with a debt to total capital ratio of 23.0%.

Accounts  Receivable  increased $73.0 million, or 12.2%, at the end of the first
--------------------
quarter 2005 compared to the end of first quarter 2004, primarily due to increased sales volumes and timing of shipments. The impact of foreign currency exchange rates of $10.3 million, primarily related to the strengthening of the euro. Accounts receivable increased $237.8 million, or 55.0%, at April 2, 2005 compared to January 1, 2005 due primarily to the timing of shipments in our domestic operations.

Inventories  increased $61.2 million, or 12.2%, at the end of first quarter 2005
-----------
compared to the end of first quarter 2004. New business initiatives and the expansion of our retail businesses were responsible for $33.5 million of the increase in inventory over April 3, 2004. Approximately $10.9 million of the increase is related to the impact of currency exchange rates, primarily relating to the strengthening of the euro. Inventories increased by $22.0 million, or 4.1%, compared to January 1, 2005, primarily due to a shift in timing of our current season and in-transit inventories within our domestic wholesale apparel businesses as well as increases in our distressed inventory levels. Our average inventory turnover rate was relatively flat at 4.5 times for the twelve-month period ended April 2, 2005, 4.6 times for the twelve-month period ended April 3, 2004 and 4.5 times for the twelve-month period ended January 1, 2005.

Borrowings  under our  revolving  credit  facility and other  credit  facilities
----------
peaked at $96 million during the first quarter of 2005; at the end of the first quarter of 2005, our borrowings under these facilities were $45.8 million.

Net cash used in operating activities was $166.5 million in the first quarter of
-------------------------------------
2005, compared to $108.3 million in the first quarter of 2004. This $58.2 million decrease in cash flow was primarily due to a $271.2 million use of cash for working capital in 2005 compared to a $210.5 million use of cash for working capital in 2004, driven primarily by year-over-year changes in accounts receivable due to timing of shipments to customers as well as in the accounts payable due to timing of payments for inventory purchases and in accrued expenses due to the payment of certain employment-related obligations.

Net cash used in investing  activities was $89.3 million in the first quarter of
--------------------------------------
2005, compared to $38.1 million in the first quarter of 2004. Net cash used in the first quarter of 2005 primarily reflected payments of $35.0 million for the acquisition of additional Lucky Brand shares, payments of $29.5 for the acquisition of C&C and $25.8 million for capital and in-store expenditures. Net cash used in the first quarter of 2004 primarily reflected $30.7 million for the capital and in-store expenditures.

Net cash used in financing  activities  was $7.6 million in the first quarter of
--------------------------------------
2005, compared to $26.2 million provided by the first quarter of 2004. The $33.9 million year-over-year decrease primarily reflected reduced proceeds from commercial paper in the first quarter of 2005, in addition to a decrease in proceeds received from the exercise of stock options and proceeds from short-term debt.

Commitments and Capital Expenditures
------------------------------------

We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:

o On January 28, 2005, we entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand's 2007 earnings. On January 28, 2005, we paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, we will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. We have recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand's 2007 earnings, which we estimate will be in the range of $20-24 million.
o Under the Segrets acquisition agreement, we may elect, or be required, to purchase the minority interest shares in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2005, it would fall in the range of $2 - 4 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.
o The Mexx Canada acquisition agreement provides for a contingent payment to be determined as a multiple of Mexx Canada's earnings and cash flow performance for the year ended 2004 or 2005. The selection of the measurement year was at the option of the Company or the seller. In December 2004, the seller selected the 2004 measurement year for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price.
o The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture's earnings for one of the years ended 2005, 2006 or 2007. We estimate that if the 2005 measurement year were selected, the Juicy Couture contingent payment in 2006 would be in the range of $111-114 million. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances.
o The C&C acquisition agreement provides for contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C&C's earnings in each year. Contingent payments in aggregate are estimated by the Company to be in the range of approximately $40-60 million. The contingent payments will be accounted for as additional purchase price.

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

On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, we received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted us to borrow in U.S. dollars, Canadian dollars and euro. At April 3, 2004, we had no debt outstanding under these facilities. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the "Agreement"), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an "Alternative Base Rate" option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. The Company's ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 2, 2005, we had no debt outstanding under the Agreement.

As of April 2, 2005, January 1, 2005 and April 3, 2004, we had lines of credit aggregating $588 million and $551 million and $503 million, respectively, which were primarily available to cover trade letters of credit. At April 2, 2005, January 1, 2005 and April 3, 2004, we had outstanding trade letters of credit of $271 million, $310 million and $298 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $158.3 million (based on the exchange rates as of April 2, 2005), which is included in the aforementioned $588 million available lines of credit. As of April 2, 2005, a total of $45.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.3%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, most of our debt will mature in 2005 and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

Off-Balance Sheet Arrangements
------------------------------

On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a "synthetic lease") to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with us or any of our employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

Hedging Activities
------------------
At April 2, 2005, we had various euro currency collars outstanding with a net notional amount of $49 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro and various Canadian currency collars outstanding with a net notional amount of $25 million maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004 and $26 million in euro currency collars at the end of the first quarter of 2004. At the end of the first quarter of 2005, we also had forward contracts maturing through September 2005 to sell 13 million euro for $17 million and to sell 2.5 million Pounds Sterling for 3.6 million euro. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2005 was approximately $22 million, as compared with approximately $45 million at year-end 2004 and approximately $93 million at the end of the first quarter of 2004. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $1.2 million at the end of the first quarter of 2005, $6.2 million at year-end 2004 and approximately $5.5 million the end of the first quarter of 2004. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 2, 2005. Approximately $1.7 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the quarter ended April 2, 2005. Approximately $0.5 million relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income
(loss). The loss recorded to Currency translation adjustment was $20.5 million for the quarter ended April 2, 2005 and $15.9 million for the quarter ended April 3, 2004.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting will be August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended April 2, 2005.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

Income Taxes
------------
Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

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

Inventories, Net
----------------
Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is valued based on historical sales trends for the category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

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

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. An independent third party values acquired trademarks using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 9 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets' value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 2, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

We use foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income
(loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current-period earnings or in the case of the swaps, in connection with the synthetic lease, if any to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

We hedge our net investment position in euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). We use a derivative instrument to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in interest expense together with the change in fair value of the hedged item due to interest rates.

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarifies the meaning of "other-than-temporary impairment" and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue No. 03-01-1, delaying the effective date for the measurement and recognition guidance of EITF Issue No. 03-01, however the disclosure requirements remain effective and the applicable ones have been adopted for our fiscal year ended January 1, 2005. The implementation of EITF Issue No. 03-01 is not expected to have a material impact on our results of operations or financial condition.

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

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations." The consensus requires an evaluation of whether the operations and cash flows of a disposed component have been or will be substantially eliminated from the ongoing operations of the entity or will migrate or continue. This consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Adoption of the EITF in the first quarter of fiscal 2005 should not have a material affect on our results of operations and financial position.

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

In December 2004, the FASB released revised SFAS No. 123R, "Share-Based Payment." The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (typically the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are planning on shifting the composition of our equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The adoption of SFAS No. 123R utilizing the modified prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.10-$0.12.

In March 2005 the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently the SEC decided to delay the required implementation of SFAS No. 123R to years beginning after June 15, 2005. The Company will adopt SFAS No. 123R for its fiscal 2005 third quarter as discussed above and previously disclosed.


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

Risks Associated with Competition and the Marketplace
-----------------------------------------------------
The apparel and related product markets are highly competitive, both within the United States and abroad. The Company's ability to compete successfully within the marketplace depends on a variety of factors, including:
o The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;
o The Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
o The Company's ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company's ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;
o Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company's largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
o The ability of the Company, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of the Company's unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company's policies regarding labor practices or applicable laws or regulations;
o The Company's ability to adapt to and compete effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;
o Risks associated with the Company's dependence on sales to a limited number of large United States department store customers, including risks related to the Company's ability to respond effectively to:

   -  these  customers'  buying  patterns,  including  their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing, and new product introductions);
   - these customers' strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives;
   - these customers' desire to have us provide them with exclusive and/or differentiated designs and product mixes;
   -  these customers' requirements for vendor margin support;
   - any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and
   - the effect that any potential consolidation among one or more of these larger customers, such as the proposed merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
o Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores; and
o Risks associated with the Company's operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into the Company's overall business mix.

Management and Employee Risks
-----------------------------
o The Company's ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;
o The Company's ability to hire and train qualified retail management and associates;
o Risks associated with any significant disruptions in the Company's relationship with its employees, including union employees, and any work stoppages by the Company's employees, including union employees; and
o Risks associated with the Company's providing for the succession of senior management.

Economic, Social and Political Factors
--------------------------------------
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
o Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
o Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;
o Changes in social, political, legal and other conditions affecting foreign operations;
o Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
o Any significant disruption in the Company's relationships with its suppliers, manufacturers as well as work stoppages by any of the Company's suppliers or service providers;
o The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States' reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and
o Risks related to the Company's ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and New Product Lines and Markets
--------------------------------------------------------------------
The  Company,  as part of its growth  strategy,  from time to time  acquires new product lines and/or enters new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines), are accompanied by a variety of risks inherent in any such new business venture, including the following:

o Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions the Company have been making;
o Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company's other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from the Company's historical buyers, store customers and competitors;
o Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
o Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
o Risks involving the Company's ability to retain and appropriately motivate key personnel of an acquired business;
o Risks that expenditures required for capital items or working capital will be higher than anticipated;
o  Risks  associated  with   unanticipated   events  and  unknown  or  uncertain
   liabilities;
o Uncertainties relating to the Company's ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;
o Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies; and
o With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor's brands or other product lines, which are not within the Company's control.

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

We do not speculate on the future direction of interest rates. As of April 2, 2005, January 1, 2005 and April 3, 2004 our exposure to changing market rates was as follows:

Dollars in millions               April 2, 2005  January 1, 2005  April 3, 2004
--------------------------------------------------------------------------------
Variable rate debt                    $45.8           $56.1           $29.9
Average interest rate                  2.3%            2.7%            2.7%

Notional amount of interest rate      $226.9          $237.2         $212.3
   swap
Current implied interest rate         5.75%           5.68%           5.55%

A ten percent change in the average rate would have resulted in a $0.4 million change in interest expense during the first quarter of 2005.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines, euro interest rate swap and commercial paper program expose us to market risk for changes in interest rates. As of April 2, 2005, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

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

At April 2, 2005, January 1, 2005 and April 3, 2004, we had outstanding foreign currency collars with net notional amounts aggregating to $74 million, $80 million and $26 million, respectively. We had forward contracts aggregating to $22 million at April 2, 2005, $45 million at January 1, 2005 and $93 million at April 3, 2004. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $1.2 million at April 2, 2005, $6.2 million at January 1, 2005 and $5.5 million at April 3, 2004. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $7.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $6.6 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of April 2, 2005:

                                           U.S. Dollar          Euro            Contract          Unrealized
Currency in thousands                        Amount            Amount             Rate            Gain (Loss)
---------------------------------------- ---------------- ----------------- ------------------ -------------------
Forward Contracts:
   Euros                                      $16,900                       1.2177 to 1.2800          $(731)
   Pounds Sterling                                             3,575        0.6964 to 0.7025            (63)

Foreign Exchange Collar Contracts:
   Euros                                      $49,000                       1.2000 to 1.3753          $(439)
   Canadian Dollars                            25,026                       0.8000 to 0.8484             72

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2005:

                                           U.S. Dollar         Contract          Unrealized
Currency in thousands                        Amount              Rate            Gain (Loss)
---------------------------------------- ---------------- ------------------- -------------------
Forward Contracts:
   Euros                                      $43,000      1.2197 to 1.3234        $(3,758)
   Canadian Dollars                             1,664      0.8310 to 0.8314              2

Foreign Exchange Collar Contracts:
   Euros                                      $53,000      1.2000 to 1.3753        $(2,123)
   Canadian Dollars                            26,625      0.8000 to 0.8484           (337)

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of April 2, 2005, and has concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages in each pending matter. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's consolidated results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the quarter ended April 2, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                                                                                    (d) Maximum
                                           (a) Total                                              Approximate Dollar
                                           Number of                      (c) Total Number of    Value of Shares that
                                            Shares                        Shares Purchased as        May Yet Be
                                           Purchased       (b) Average      Part of Publicly     Purchased Under the
                                         (in thousands)   Price Paid Per   Announced Plans or     Plans or Programs
               Period                         (1)             Share            Programs           (in thousands) (2)
--------------------------------------------------------------------------------------------------------------------
January 2, 2005 - January 29, 2005               --         $      --               N/A              $   101,516
January 30, 2005 - March 5, 2005                 --                --               N/A              $   101,516
March 6, 2005 - April 2, 2005                   7.5             40.79               N/A              $   101,516
                                            -------                           ---------
Total three months                              7.5         $   40.79               N/A              $   101,516

(1) Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.
(2) The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $1.675 billion. As of April 2, 2005, the Company had $101.5 million remaining in buyback authorization under its program.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     10(a)  Form of Restricted Stock Grant Certificate.

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

SIGNATURES
----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE

REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATE:             May 10, 2005


   LIZ CLAIBORNE, INC.                 LIZ CLAIBORNE, INC.



   By: /s/ Michael Scarpa              By: /s/ Elaine H. Goodell
       ------------------------------      -------------------------------------
       MICHAEL SCARPA                      ELAINE H. GOODELL
       Senior Vice President -             Vice President - Corporate Controller
       Chief Financial Officer             and Chief Accounting Officer
       (Principal financial officer)       (Principal accounting officer)