Form 10-Q
period 2005-07-02
CLAIBORNE LIZ INC
filed 2005-08-05
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	1-10689

LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware		13-2842791
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York		10018
(Address of principal executive offices)		(Zip Code)

(212) 354-4900
(Registrant’s telephone number, including area code)

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

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at August 2, 2005 was 107,316,465.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

JULY 2, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share data)

	(Unaudited) July 2, 2005	January 1, 2005	(Unaudited) July 3, 2004
Assets
Current Assets:
Cash and cash equivalents	$ 168,843	$ 385,637	$ 213,024
Marketable securities	8,721	7,797	58,576
Accounts receivable - trade, net	491,354	432,065	455,820
Inventories, net	575,919	541,139	541,400
Deferred income taxes	44,968	51,117	46,047
Other current assets	128,055	91,386	101,180
Total current assets	1,417,860	1,509,141	1,416,047

Property and Equipment - Net	459,734	474,573	423,967
Goodwill - Net	851,550	755,655	567,987
Intangibles - Net	293,616	280,986	271,353
Other Assets	10,007	9,397	5,161
Total Assets	$ 3,032,767	$ 3,029,752	$ 2,684,515

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$ 72,286	$ 56,118	$ 31,965
Accounts payable	269,199	259,965	237,736
Accrued expenses	269,190	288,490	259,943
Income taxes payable	7,482	33,028	11,038
Total current liabilities	618,157	637,601	540,682

Long-Term Debt	425,886	476,571	430,965
Obligations Under Capital Leases	4,650	7,945	--
Other Non-Current Liabilities	53,513	32,836	21,034
Deferred Income Taxes	55,422	49,490	50,552
Commitments and Contingencies (Note 9)
Minority Interest	2,955	13,520	11,879
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares - 50,000,000, issued shares - none	--	--	--
Common stock, $1 par value, authorized shares - 250,000,000, issued shares - 176,437,234	176,437	176,437	176,437
Capital in excess of par value	204,895	176,182	153,795
Retained earnings	2,942,536	2,828,968	2,646,818
Unearned compensation expense	(47,976)	(36,793)	(41,111)
Accumulated other comprehensive loss	(42,359)	(63,650)	(24,050)
	3,233,533	3,081,144	2,911,889
Common stock in treasury, at cost, 69,338,040, 67,703,065 and 68,846,681 shares	(1,361,349)	(1,269,355)	(1,282,486)
Total stockholders’ equity	1,872,184	1,811,789	1,629,403
Total Liabilities and Stockholders’ Equity	$ 3,032,767	$ 3,029,752	$ 2,684,515

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	(26 Weeks) July 2, 2005	(26 Weeks) July 3, 2004	(13 Weeks) July 2, 2005	(13 Weeks) July 3, 2004

Net Sales	$ 2,311,511	$ 2,128,691	$ 1,099,104	$ 1,025,924

Cost of goods sold	1,223,821	1,138,227	569,644	536,490

Gross Profit	1,087,690	990,464	529,460	489,434

Selling, general & administrative expenses	876,899	790,298	437,425	403,595

Operating Income	210,791	200,166	92,035	85,839

Other expense - net	(1,060)	(1,523)	(446)	(933)

Interest expense - net	(15,369)	(14,506)	(7,781)	(6,896)

Income Before Provision for Income Taxes	194,362	184,137	83,808	78,010

Provision for income taxes	68,804	64,817	29,668	27,460

Net Income	$ 125,558	$ 119,320	$ 54,140	$ 50,550

Net Income per Weighted Average Share, Basic	$1.17	$1.09	$0.51	$0.47
Net Income per Weighted Average Share, Diluted	$1.15	$1.08	$0.50	$0.46

Weighted Average Shares, Basic	107,367	108,992	106,671	108,703
Weighted Average Shares, Diluted	109,218	110,730	108,378	110,216

Dividends Paid per Common Share	$0.11	$0.11	$0.06	$0.06

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	(26 Weeks) July 2, 2005	(26 Weeks) July 3, 2004

Cash Flows from Operating Activities:
Net income	$ 125,558	$ 119,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,479	53,082
Deferred income taxes	6,748	300
Other - net	12,314	10,684
Change in current assets and liabilities, exclusive of acquisitions:
(Increase) in accounts receivable - trade, net	(71,632)	(72,508)
(Increase) in inventories	(46,410)	(64,291)
(Increase) in other current assets	(39,315)	(19,653)
Increase in accounts payable	14,659	12,958
(Decrease) increase in accrued expenses	(13,889)	34,891
(Decrease) in income taxes payable	(23,813)	(17,649)
Net cash provided by operating activities	23,699	57,134

Cash Flows from Investing Activities:
Purchases of investment instruments	(1,016)	(49)
Purchases of property and equipment	(56,915)	(59,975)
Payments for acquisitions, net of cash acquired	(99,822)	(4,844)
Payments for in-store merchandise shops	(3,303)	(3,012)
Other - net	3,213	(3,007)
Net cash used in investing activities	(157,843)	(70,887)

Cash Flows from Financing Activities:
Short term borrowings	16,168	13,414
Principal payments under capital lease obligations	(981)	--
Proceeds from exercise of common stock options	18,213	26,893
Purchase of common stock	(105,166)	(116,817)
Dividends paid	(11,990)	(12,244)
Net cash used in financing activities	(83,756)	(88,754)

Effect of Exchange Rate Changes on Cash	1,106	22,028

Net Change in Cash and Cash Equivalents	(216,794)	(80,479)
Cash and Cash Equivalents at Beginning of Period	385,637	293,503
Cash and Cash Equivalents at End of Period	$ 168,843	$ 213,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of January 1, 2005 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period’s classifications. None of the reclassifications were material.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Revenue Recognition

Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable - Trade, Net

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable - trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable - trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories, Net

Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are consistent with the reportable segments identified in Note 13 of Notes to Condensed Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended July 2, 2005, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses

Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any,

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

is recognized primarily as a component of Cost of goods sold in current-period earnings or in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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

The Company hedges its net investment position in euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The Company uses a derivative instrument to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in interest expense together with the change in fair value of the hedged item due to interest rates.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. The fair value of the Eurobonds was 365.4 million euros as of July 2, 2005. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries have been translated at period-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the period. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders’ equity.

Cost of Goods Sold

Cost of goods sold for wholesale operations include the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”) and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Condensed Consolidated Statements of Income.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. All employee stock options have been granted at or above the grant date market price. Accordingly, no compensation cost has been recognized for its fixed stock option grants. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award. To the extent that restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for awards under these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Six Months Ended		Three Months Ended
(In thousands except for per share data)	(26 Weeks) July 2, 2005	(26 Weeks) July 3, 2004	(13 Weeks) July 2, 2005	(13 Weeks) July 3, 2004
Net income:
As reported	$ 125,558	$ 119,320	$ 54,140	$ 50,550
Add: Stock-based employee compensation expense on restricted shares included in reported net income, net of taxes ($3,146 and $2,074 for the six months ended and $1,850 and $1,174 for the three months ended, respectively)	5,742	3,818	3,377	2,162
Less: Total stock-based employee compensation expense determined under fair value based method for all awards*, net of tax	(13,675)	(13,846)	(7,207)	(7,712)
Pro forma	$ 117,625	$ 109,292	$ 50,310	$ 45,000
Basic earnings per share:
As reported	$1.17	$1.09	$0.51	$0.47
Pro forma	$1.11	$1.01	$0.48	$0.42
Diluted earnings per share:
As reported	$1.15	$1.08	$0.50	$0.46
Pro forma	$1.10	$0.99	$0.47	$0.41

*

“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($7,493 and $7,521 for the six months ended July 2, 2005 and July 3, 2004, respectively, and $3,948 and $4,188 for the three months ended July 2, 2005 and July 3, 2004, respectively).

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

	Six Months Ended		Three Months Ended
Valuation Assumptions:	July 2, 2005 (Binomial Lattice)	July 3, 2004 (Black-Scholes)	July 2, 2005 (Binomial Lattice)	July 3, 2004 (Black-Scholes)
Weighted-average fair value of options granted	$12.92	$12.45	$13.45	$11.36
Expected volatility	28.8% to 42%	34%	28.8% to 42%	31%
Weighted-average volatility	29.4%	N/A	29.4%	N/A
Expected term (in years)	5.2	5.2	5.5	5.2
Dividend Yield	0.55%	0.60%	0.55%	0.63%
Risk-free rate	3.2% to 4.6%	3.1%	3.2% to 4.6%	3.6%
Expected annual forfeiture	9.3%	4.9%	6.2%	4.9%

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2005 and 2004 fiscal years each reflect a 52-week period resulting in a 13-week three-month period for the second quarter.

Cash Dividend and Common Stock Repurchase

On May 19, 2005, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on June 15, 2005 to stockholders of record at the close of business on June 1, 2005. Also on May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of August 2, 2005, the Company had $246.4 million remaining in buyback authorization under its share repurchase program.

2.	ACQUISITIONS

On January 6, 2005, the Company acquired 100 percent of the equity interest of C&C California, Inc. (“C&C”). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C California brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. The Company estimates that the aggregate of the contingent payments will be in the range of approximately $30-50 million. The contingent payments will be accounted for as additional purchase price. Based on a preliminary independent third-party valuation of the trademarks, trade names and customer relationships acquired from C&C, $7.5 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.0 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand’s 2007 earnings. On January 28, 2005, the Company paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, the Company will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $20-24 million.

On December 1, 2003, the Company acquired 100 percent of the equity interest of Enyce Holding LLC (“Enyce”), a privately held fashion apparel company, for a purchase price at closing of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. The Company estimates that, if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $116-119 million. The contingent payment will be accounted for as additional purchase price. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in Goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of 160 million euro (or $192.4 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	STOCKHOLDERS’ EQUITY

Activity for the six months ended July 2, 2005 and July 3, 2004 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost accounts is summarized as follows:

(Dollars in thousands)	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of January 1, 2005	$ 176,182	$ 2,828,968	$ (36,793)	$(1,269,355)
Net income	--	125,558	--	--
Restricted shares issued, net of cancellations	14,533	--	(20,071)	5,649
Purchase of common stock	--	--	--	(105,166)
Stock options exercised	10,690	--	--	7,523
Tax benefit on stock options exercised	3,490	--	--	--
Dividends paid	--	(11,990)	--	--
Amortization	--	--	8,888	--
Balance as of July 2, 2005	$ 204,895	$ 2,942,536	$ (47,976)	$(1,361,349)

(Dollars in thousands)	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of January 3, 2004	$ 124,823	$ 2,539,742	$ (21,593)	$(1,191,231)
Net income	--	119,320	--	--
Restricted shares issued, net of cancellations	13,664	--	(25,410)	11,746
Purchase of common stock	--	--	--	(116,817)
Shares returned for taxes	--	--	--	(2,647)
Stock options exercised	10,430	--	--	16,463
Tax benefit on stock options exercised	4,878	--	--	--
Dividends paid	--	(12,244)	--	--
Amortization	--	--	5,892	--
Balance as of July 3, 2004	$ 153,795	$ 2,646,818	$ (41,111)	$(1,282,486)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Six Months Ended		Three Months Ended
(Dollars in thousands)	(26 Weeks) July 2, 2005	(26 Weeks) July 3, 2004	(13 Weeks) July 2, 2005	(13 Weeks) July 3, 2004
Net income	$ 125,558	$ 119,320	$ 54,140	$ 50,550
Other comprehensive income (loss), net of tax:
Change in cumulative translation (loss) gain	(36,871)	5,211	(21,782)	10,335
Change in cumulative translation of Eurobonds	49,705	10,536	28,868	(5,302)
Changes in unrealized (losses) gains on securities, net of income tax benefit (provision) of $40, $(2,604), $(66) and $396, respectively	(64)	5,153	121	(135)
Changes in fair value of cash flow hedges, net of income tax provision of $(3,849), $(3,364), $(867), and $(1,184), respectively	8,521	5,257	2,873	2,423
Total comprehensive income, net of tax	$ 146,849	$ 145,477	$ 64,220	$ 57,871

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated other comprehensive income (loss) consists of the following:

(Dollars in thousands)	July 2, 2005	January 1, 2005	July 3, 2004
Cumulative translation (loss)	$ (41,683)	$ (54,517)	$ (32,445)
Gains (losses) on cash flow hedging derivatives, net of taxes of $530, $4,379 and $2,350	383	(8,138)	(4,814)
Unrealized (losses) gains on securities, net of taxes of $(498), $(538) and $7,969	(1,059)	(995)	13,209
Accumulated other comprehensive (loss), net of tax	$ (42,359)	$ (63,650)	$ (24,050)

4.	MARKETABLE SECURITIES

On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of Kenneth Cole Productions, Inc. (“KCP”). In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, a pre-tax gain of $11.9 million was recorded. These shares were initially acquired in August 1999, in conjunction with the Company’s consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense) - net, upon sale of the securities.

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. The investment has been impaired since 2000 reflective of general stock market conditions over that period and has been evaluated under EITF No. 03-01 to determine if the impairment is other-than-temporary. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at July 2, 2005.

The following is a summary of available-for-sale marketable securities at July 2, 2005, January 1, 2005 and July 3, 2004:

			Unrealized		Estimated
(Dollars in thousands)		Cost	Gains	Losses	Fair Value
July 2, 2005:	Equity investments	$ 9,935	$ 105	$ (1,658)	$ 8,382
	Other investments	422	--	(83)	339
	Total	$ 10,357	$ 105	$ (1,741)	$ 8,721

January 1, 2005:	Equity investments	$ 8,919	$ --	$ (1,483)	$ 7,436
	Other investments	411	--	(50)	361
	Total	$ 9,330	$ --	$ (1,533)	$ 7,797

July 3, 2004:	Equity securities	$ 29,000	$ 22,375	$ --	$ 51,375
	Equity investments	9,234	--	(2,033)	7,201
	Total	$ 38,234	$ 22,375	$ (2,033)	$ 58,576

For the six and three months ended July 2, 2005 and July 3, 2004, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the six months ended July 2, 2005 and July 3, 2004 were a loss of $64,000 (net of $40,000 in taxes) and a gain of $5,124,000 (net of $2,589,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended July 2, 2005 and July 3, 2004 were a gain of $121,000 (net of $66,000 in taxes) and a loss of $373,000 (net of $202,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	INVENTORIES, NET

Inventories consist of the following:

(Dollars in thousands)	July 2, 2005	January 1, 2005	July 3, 2004
Raw materials	$ 42,223	$ 30,916	$ 28,531
Work in process	12,175	5,172	18,447
Finished goods	521,521	505,051	494,422
Total	$ 575,919	$ 541,139	$ 541,400

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

(Dollars in thousands)	July 2, 2005	January 1, 2005	July 3, 2004
Land and buildings	$ 139,993	$ 139,993	$ 139,983
Machinery and equipment	356,411	345,179	340,386
Furniture and fixtures	195,534	192,097	158,216
Leasehold improvements	365,451	357,194	312,016
	1,057,389	1,034,463	950,601
Less: Accumulated depreciation and amortization	597,655	559,890	526,634
Total property and equipment, net	$ 459,734	$ 474,573	$ 423,967

7.	GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

(Dollars in thousands)	Estimated Lives	July 2, 2005	January 1, 2005	July 3, 2004
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$ 42,849	$ 42,849	$ 42,849
Owned trademarks	20 years	7,500	--	--
Customer relationships	5-25 years	28,100	17,500	6,700
Merchandising rights	4 years	55,894	52,625	74,100
Subtotal		$ 134,343	$ 112,974	$ 123,649
Accumulated Amortization:
Licensed trademarks		$ (19,912)	$ (18,187)	$ (15,991)
Owned trademarks		(190)	--	--
Customer relationships		(1,966)	(933)	(391)
Merchandising rights		(35,015)	(29,224)	(52,270)
Subtotal		$ (57,083)	$ (48,344)	$ (68,652)
Net:
Licensed trademarks		$ 22,937	$ 24,662	$ 26,858
Owned trademarks		7,310	--	--
Customer relationships		26,134	16,567	6,309
Merchandising rights		20,879	23,401	21,830
Total amortized intangible assets, net		$ 77,260	$ 64,630	$ 54,997

Unamortized intangible assets:
Owned trademarks		$ 216,356	$ 216,356	$ 216,356
Total intangible assets		$ 293,616	$ 280,986	$ 271,353

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As required under SFAS No. 142, the Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2004 and fiscal 2003. No impairment was recognized at either date. Intangible amortization expense was $8.7 million and $9.5 million for the six months ended July 2, 2005 and July 3, 2004, respectively, and $4.1 and $5.1 million for the three months ended July 2, 2005 and July 3, 2004, respectively.

The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2005	$ 16.1
2006	11.8
2007	10.2
2008	7.8
2009	5.5

The changes in carrying amount of goodwill for the six months ended July 2, 2005 are as follows:

(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Total
Balance, January 1, 2005	$ 746,060	$ 9,595	$ 755,655
Acquisition of C&C California	8,017	--	8,017
Additional purchase price of Lucky Brand	52,417	--	52,417
Additional purchase price of Mexx Canada	35,662	--	35,662
Translation difference	(201)	--	(201)
Balance, July 2, 2005	$ 841,955	$ 9,595	$ 851,550

There is no goodwill recorded in our retail segment.

8.	DEBT

On August 7, 2001, the Company issued 350 million euros (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company’s net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements).

On October 17, 2003, the Company entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, the Company received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted the Company to borrow in U.S. dollars, Canadian dollars and euro. At July 3, 2004, the Company had no debt outstanding under these facilities. The carrying amount of the Company’s borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 2, 2005, the Company had no debt outstanding under the Agreement.

As of July 2, 2005, January 1, 2005 and July 3, 2004, the Company had lines of credit aggregating $571 million, $551 million and $543 million, respectively, which were primarily available to cover trade letters of credit. At July 2, 2005, January 1, 2005 and July 3, 2004, the Company had outstanding trade letters of credit of $338 million, $310 million and $360 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company’s Canadian and European subsidiaries have unsecured lines of credit totaling approximately $151.1 million (based on the exchange rates as of July 2, 2005). As of July 2, 2005, a total of $72.3 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

9.	CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires t he consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

The Company has not entered into any other off-balance sheet arrangements.

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	RESTRUCTURING CHARGES

In December 2004, the Company recorded a pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. All operational activities associated with the restructuring have been completed. The Company anticipates that final payments associated with the restructuring will be substantially completed during the third quarter of fiscal 2005. The charge was comprised of the following:

•

$5.7 million of the charge (the majority of which relates to employee severance costs) is associated with the restructuring of the Company’s European operations, aimed at centralizing strategic decision-making and facilitate the management of a multi-brand platform, as well as the closure of its Mexx Europe catalog business.

•

$4.1 million of the charge is attributable to employee severance costs associated with the closure of the Company’s Secaucus, New Jersey distribution center. Products currently distributed through the Secaucus facility will be distributed through existing facilities as well as a new leased facility in Allentown, Pennsylvania.

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

A summary of the changes in the restructuring reserves is as follows:

Operating &
Administrative
(Dollars in thousands)	Exit Costs
Balance at January 1, 2005	$ 9,866
Spending for six months ended July 2, 2005	(6,051)
Translation difference	(424)
Balance at July 2, 2005	$ 3,391

11.	EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share.”

	Six Months Ended
	July 2, 2005			July 3, 2004
All amounts in thousands except per share data	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$ 125,558	107,367	$ 1.17	$ 119,320	108,992	$ 1.09
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,851	0.02	--	1,738	0.01
Diluted	$ 125,558	109,218	$ 1.15	$ 119,320	110,730	$ 1.08

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	July 2, 2005			July 3, 2004
All amounts in thousands except per share data	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$ 54,140	106,671	$ 0.51	$ 50,550	108,703	$ 0.47
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,707	0.01	--	1,513	0.01
Diluted	$ 54,140	108,378	$ 0.50	$ 50,550	110,216	$ 0.46

Options to purchase 768,000 and 2,914,000 shares of common stock were outstanding as of July 2, 2005 and July 3, 2004, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.

12.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the six months ended July 2, 2005, the Company made income tax payments of $98,239,000 and interest payments of $1,460,000. During the six months ended July 3, 2004, the Company made income tax payments of $76,435,000 and interest payments of $1,228,000. During the three months ended July 2, 2005, the Company made income tax payments of $71,325,000 and interest payments of $612,000. During the three months ended July 3, 2004, the Company made income tax payments of $57,917,000 and interest payments of $725,000.

13.	SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s specialty retail stores, outlet stores, and concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers and Company specialty retail and outlet stores located in the United States) and International (wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/Eliminations.”

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

The Company’s segments are business units that offer either different products or distribute similar products through different distribution channels. Additional categorization across the segments is impractical and not relevant in that the segments are each managed separately because they either contract to manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months Ended July 2, 2005
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$1,553,105	$ 287,609	$ 549,944	$ (79,147)	$2,311,511
Intercompany sales	(90,243)	(9,566)	--	99,809	--
Sales from external customers	$1,462,862	$ 278,043	$ 549,944	$ 20,662	$2,311,511
% of total	63.3%	12.0%	23.8%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$ 168,345	$ 30,411	$ 19,091	$ (7,056)	$ 210,791
Intercompany segment operating income	(19,483)	(3,813)	--	23,296	--
Segment operating income from external customers	$ 148,862	$ 26,598	$ 19,091	$ 16,240	$ 210,791
% of sales	10.2%	9.6%	3.5%	78.6%	9.1%

	For the Six Months Ended July 3, 2004
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$1,489,919	$ 236,880	$ 471,955	$ (70,063)	$2,128,691
Intercompany sales	(79,958)	(7,057)	--	87,015	--
Sales from external customers	$1,409,961	$ 229,823	$ 471,955	$ 16,952	$2,128,691
% of total	66.2%	10.8%	22.2%	0.8%	100.0%

OPERATING INCOME:
Total operating income (loss)	$ 170,589	$ 20,266	$ 20,992	$ (11,681)	$ 200,166
Intercompany segment operating income	(21,136)	(4,098)	--	25,234	--
Segment operating income from external customers	$ 149,453	$ 16,168	$ 20,992	$ 13,553	$ 200,166
% of sales	10.6%	7.0%	4.4%	79.9%	9.4%

	For the Three Months Ended July 2, 2005
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$ 695,801	$ 146,634	$ 294,410	$ (37,741)	$1,099,104
Intercompany sales	(42,585)	(5,251)	--	47,836	--
Sales from external customers	$ 653,216	$ 141,383	$ 294,410	$ 10,095	$1,099,104
% of total	59.4%	12.9%	26.8%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$ 59,252	$ 17,186	$ 26,554	$ (10,957)	$ 92,035
Intercompany segment operating income	(15,815)	(2,536)	--	18,351	--
Segment operating income from external customers	$ 43,427	$ 14,650	$ 26,554	$ 7,394	$ 92,035
% of sales	6.6%	10.4%	9.0%	73.2%	8.4%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended July 3, 2004
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$ 677,826	$ 122,507	$ 263,932	$ (38,341)	$1,025,924
Intercompany sales	(42,300)	(3,690)	--	45,990	--
Sales from external customers	$ 635,526	$ 118,817	$ 263,932	$ 7,649	$1,025,924
% of total	61.9%	11.6%	25.7%	0.8%	100.0%

OPERATING INCOME:
Total operating income (loss)	$ 60,763	$ 13,070	$ 27,750	$ (15,744)	$ 85,839
Intercompany segment operating income	(18,407)	(3,065)	--	21,472	--
Segment operating income from external customers	$ 42,356	$ 10,005	$ 27,750	$ 5,728	$ 85,839
% of sales	6.7%	8.4%	10.5%	74.9%	8.4%

(Dollars in thousands)	July 2, 2005	January 1, 2005	July 3, 2004
SEGMENT ASSETS:
Wholesale Apparel	$2,409,679	$2,411,354	$2,103,374
Wholesale Non-Apparel	150,713	128,650	147,917
Retail	705,562	686,884	540,462
Corporate	156,599	152,360	180,547
Eliminations	(389,786)	(349,496)	(287,785)
Total assets	$3,032,767	$3,029,752	$2,684,515

GEOGRAPHIC DATA:

(Dollars in thousands)	Six Months Ended
NET SALES:	July 2, 2005	% to total	July 3, 2004	% to total
Domestic	$ 1,728,443	74.8%	$ 1,625,591	76.4%
International	583,068	25.2%	503,100	23.6%
Total net sales	$ 2,311,511	100.0%	$ 2,128,691	100.0%

OPERATING INCOME:	July 2, 2005	% of sales	July 3, 2004	% of sales
Domestic	$ 181,237	10.5%	$ 175,859	10.8%
International	29,554	5.1%	24,307	4.8%
Total operating income	$ 210,791	9.1%	$ 200,166	9.4%

(Dollars in thousands)	Three Months Ended
NET SALES:	July 2, 2005	% to total	July 3, 2004	% to total
Domestic	$ 828,379	75.4%	$ 791,078	77.1%
International	270,725	24.6%	234,846	22.9%
Total net sales	$ 1,099,104	100.0%	$ 1,025,924	100.0%

OPERATING INCOME:	July 2, 2005	% of sales	July 3, 2004	% of sales
Domestic	$ 81,586	9.8%	$ 81,243	10.3%
International	10,449	3.9%	4,596	2.0%
Total operating income	$ 92,035	8.4%	$ 85,839	8.4%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	July 2, 2005	January 1, 2005	July 3, 2004
TOTAL ASSETS:
Domestic	$1,892,980	$1,891,476	$1,875,047
International	1,139,786	1,138,276	809,468
Total assets	$3,032,767	$3,029,752	$2,684,515

14.	DERIVATIVE INSTRUMENTS

At July 2, 2005, the Company had various euro currency collars outstanding with a net notional amount of $37 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro, and various Canadian currency collars outstanding with a net notional amount of $19 million, maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004 and no collars at the end of the second quarter of 2004. At the end of the second quarter of 2005, the Company also had forward contracts maturing through December 2005 to sell 21 million euro for $26.5 million, to sell 15 million Canadian dollars for $12.3 million and to sell 5.0 million Pounds Sterling for 7.2 million euro. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2005 was approximately $47.6 million, as compared with approximately $45 million at year-end 2004 and approximately $83 million at the end of the second quarter of 2004. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $2.1 million at the end of the second quarter of 2005, ($6.2) million at year-end 2004 and approximately ($4.5) million at the end of the second quarter of 2004. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 2, 2005. Approximately $1.0 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 2, 2005. Approximately $0.4 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gains (loss) recorded to Cumulative translation adjustment was $31.0 million for the quarter ended July 2, 2005 and ($5.3) million for the quarter ended July 3, 2004. The unrealized gain recorded to Cumulative translation adjustment was $51.5 million and $10.6 million of income for the six months ended July 2, 2005 and July 3, 2004, respectively.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended July 2, 2005.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the EITF reached a consensus on applying Paragraph 19 of SFAS No. 131 in EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected the Company’s segment classifications.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, in Determining Whether to Report Discontinued Operations.” The consensus requires an evaluation of whether the operations and cash flows of a disposed component have been or will be substantially eliminated from the ongoing operations of the entity or will migrate or continue. This consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Adoption of the EITF in the first quarter of fiscal 2005 has not affected the Company’s results of operations and financial position.

In December 2004, the FASB released revised SFAS No. 123R, “Share-Based Payment.” The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). The Company is shifting the composition of its equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The early adoption of SFAS No. 123R, commencing July 3, 2005, utilizing the modified prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.11 and reduce fiscal 2006 fully diluted earnings per share by an estimated $0.18 - $0.22.

On December 21, 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, “Accounting for Income Taxes,” would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company is currently analyzing the potential impact of utilizing the incentive.

In March 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. Subsequently the SEC decided to delay the required implementation of SFAS No. 123R to years beginning after June 15, 2005. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123R in the fiscal 2005 third quarter as discussed above and previously disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.

•

Wholesale Apparel consists of women’s and men’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our LIZ CLAIBORNE brand along with our better apparel (CLAIBORNE (men’s), INTUITIONS and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), Special Markets (which is comprised of our mid-tier brands (AXCESS, CRAZY HORSE, FIRST ISSUE, TINT and VILLAGER) and moderate department store brands (EMMA JAMES and J.H. COLLECTIBLES)), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE, C&C CALIFORNIA and LAUNDRY BY SHELLI SEGAL) businesses, as well as our licensed DKNY® JEANS, DKNY® ACTIVE, and CITY DKNY® businesses. The Wholesale Apparel segment also includes wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific region and the Middle East under our MEXX brand names.

•

Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.

•

Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 303 outlet stores, 283 specialty retail stores and 610 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL and JUICY COUTURE, as well as our Special Brands outlets which include products from our Special Markets divisions.

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/Eliminations” in Note 13 of Notes to Condensed Consolidated Financial Statements.

Competitive Profile

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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2004 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Business-Competition; Certain Risks.”

2005 First Half Overall Results

Net Sales

Net sales for the first half of 2005 were a record $2.312 billion, an increase of $182.8 million, or 8.6%, over 2004 first half net sales, as we continue the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. Most notably, we have targeted growth in the contemporary and premium denim categories and our international and specialty retail businesses. The execution of our portfolio strategy is highlighted by strategic acquisitions, internal brand development, including brand extensions, such as the creation of an international, multi-brand platform, the extension of our brands into non-apparel categories, both internally and through third party licensing as well as expansion of our specialty retail formats.

Our department store business has become an increasingly smaller portion of our business. Our wholesale apparel business has been impacted by increasingly conservative buying patterns of our retail department store customers as they continue to focus on inventory productivity and seek to differentiate their offerings from those of their competitors, the growth in department store private label brands and increased competition in the department store channel. In addition, the department store sector is experiencing a period of consolidation, as evidenced recently by the announcement of the merger of Federated Department Stores and The May Company. Such consolidations present challenges in operating in the department store sector. The department store channel has also been affected by migration of consumers away from malls to national chains and off-priced retailers, as well as a general decline in prices for non-luxury apparel products.

Looking forward, we expect that our retail partners will continue a conservative approach to planning inventory levels, with continued focus on inventory productivity and an increasing emphasis on reorder (quick turn) business, and will continue to strive for differentiation, while the domestic department store sector will continue to experience consolidation. Our state-of-the-art technology coupled with modern business models and an evolving supply chain enable us to partner with our customers, to quickly identify and reorder those items that are trending well with consumers. With our acquisitions and the growth in our moderate and mid-tier department store brands, non-apparel businesses and specialty retail businesses, we have diversified our business by channels of distribution and target consumer. We have also diversified geographically, with our international operations representing over 25% of our sales. We view international as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio in markets outside the United States and evaluate business development opportunities outside the United States.

Gross Profit and Net Income

Our gross profit improved in the first half of 2005, reflecting continued focus on lower sourcing costs and changing business mix, offsetting gross margin pressure resulting from a challenging retail environment. Our gross profit benefited from the continued growth of our domestic and international specialty retail businesses, as each of these businesses run at gross profit rates higher than the Company average. Overall net income increased to $125.6 million in the first half of 2005 from $119.3 million in 2004, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet

Our financial position continues to be strong. We ended the first half of 2005 with a net debt position of $325.3 million as compared to $191.3 million at July 3, 2004. We generated $423.8 million in cash from operations over the past twelve months, which enabled us to fund the first quarter acquisition of C&C California, the purchase of an additional 8.25% of Lucky Brand, the final payment to acquire Mexx Europe and Mexx Canada, our second quarter 2005 share repurchase of $105.2 million and our capital expenditures of $143.7 million, while increasing our net debt by $133.9 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $7.0 million.

International Operations

In the first half of 2005, sales from our international segment represented 25.2% of our overall sales, compared to 23.6% in the 2004 first half. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the recent launch of a number of our current domestic brands in Europe utilizing the Mexx corporate platform. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $30.3 million, or 37.9%, of the increase of international sales from the 2004 first half. Over the past few years, the euro and the Canadian dollar have strengthened against the U.S. dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses’ inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions

On January 6, 2005, we acquired 100 percent of the equity interest of C&C California, Inc. (“C&C”). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C CALIFORNIA brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. We estimate that the aggregate of the contingent payments will be in the range of approximately $30-50 million. The contingent payments will be accounted for as additional purchase price. Based upon a preliminary independent third-party valuation of the trademarks, trade names and customer relationships acquired from C&C, $7.5 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.0 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the LUCKY BRAND DUNGAREES line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for an aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand’s 2007 earnings. On January 28, 2005, we paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, we will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. We have recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $20-24 million.

On December 1, 2003, we acquired 100 percent of the equity interest of Enyce Holding LLC (“Enyce”), a privately held fashion apparel company, for a purchase price of approximately $121.9 million, including fees and the retirement of debt at closing, and an additional $9.7 million for certain closing adjustments and assumptions of liabilities that were accounted for as additional purchase price. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Enyce, $27.0 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $17.5 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 9 to 25 years.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $116-119 million. The contingent payment will be accounted for as additional purchase price. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) $255.1 million (295 million euro), in cash at closing (including the assumption of debt), and (b) a contingent payment to be determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, we made the required final payment of $192.4 million (160 million euro). The contingent payment was accounted for as additional purchase price.

RESULTS OF OPERATIONS

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:

•	Domestic: wholesale customers and Company specialty retail and outlet stores located in the United States; and our e-commerce sites; and
•	International: wholesale customers and Company specialty retail and outlet stores and concession stores located outside of the United States, primarily in our MEXX Europe and MEXX Canada operations.

All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis” is presented after applicable intercompany eliminations.

THREE MONTHS ENDED JULY 2, 2005 COMPARED TO THREE MONTHS ENDED JULY 3, 2004

The following table sets forth our operating results for the three months ended July 2, 2005 (comprised of 13 weeks) compared to the three months ended July 3, 2004 (comprised of 13 weeks):

	Three months ended		Variance
Dollars in millions	July 2, 2005	July 3, 2004	$	%

Net Sales	$ 1,099.1	$ 1,025.9	$ 73.2	7.1%

Gross Profit	529.4	489.4	40.0	8.2%

Selling, general & administrative expenses	437.4	403.6	33.8	8.4%

Operating Income	92.0	85.8	6.2	7.2%

Other income (expense) - net	(0.4)	(0.9)	(0.5)	(55.6%)

Interest (expense) - net	(7.8)	(6.9)	0.9	13.0%

Provision for income taxes	29.7	27.4	2.3	8.4%

Net Income	$ 54.1	$ 50.6	$ 3.5	6.9%

Net Sales

Net sales for the second quarter of 2005 were a record $1.099 billion, an increase of $73.2 million, or 7.1%, compared to net sales for the second quarter of 2004 The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses added approximately $13.5 million in sales during the quarter. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales increased $17.7 million, or 2.8%, to $653.2 million as a result of:
-	The addition of $4.3 million of sales from our recently acquired C&C CALIFORNIA business;
-	A $6.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
-

A $7.4 million net increase, primarily reflecting the continued growth of our JUICY COUTURE business (which added $12.0 million of sales due to increased customer demand mostly reflected in higher unit volume) and increases in our MEXX Europe, licensed DKNY® JEANS (due to the addition of new retail customers), LUCKY BRAND DUNGAREES (due to increased customer demand and an increase in department store locations), moderate department store (due to higher unit volume), and LIZ CLAIBORNE Canada businesses, partially offset by a 17.3% decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and to a lesser extent, lower unit pricing), as well as decreases in our ELLEN TRACY (due to lower unit volume and increased retailer support) and ENYCE (due to lower unit volume in specialty retail stores partly offset by increased unit volume in department stores) businesses and the discontinuation of our KENNETH COLE womenswear license.

•

Wholesale Non-Apparel net sales increased $22.6 million, or 19.0%, to $141.4 million. The increase was due to continued growth in our Cosmetics business (due to the launch of our LIZ fragrance and continued growth of our REALITIES fragrance), as well as increases in our JUICY COUTURE Accessories, LIZ CLAIBORNE and licensed KENNETH COLE Jewelry businesses, and LIZ CLAIBORNE, moderate and mid-tier Handbags businesses. Net sales in our domestic LIZ CLAIBORNE businesses increased 16.3% compared to last year. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

•	Retail net sales increased $30.5 million, or 11.5%, to $294.4 million as a result of:
-	A $7.4 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
-

A $23.1 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 30.8% comparable store sales increase in our LUCKY BRAND DUNGAREES business), and the net addition over the last twelve months of 44 Specialty Retail and 30 Outlet stores, reflecting in part the opening of 16 SIGRID OLSEN, 13 MEXX Europe, 11 LUCKY BRAND

DUNGAREES Specialty Retail and Outlet stores, and 5 MEXX USA Specialty Retail stores, and 18 LIZ CLAIBORNE and 14 Mexx Outlet stores in the United States, Canada and Europe.

Comparable store sales in our Company-operated stores increased by 1.0% overall, driven by a 10.7% increase in our Specialty Retail business, partially offset by a 5.7% decrease in our Outlet business as a result of reduced levels of customer traffic. We ended the quarter with a total of 303 Outlet stores, 283 Specialty Retail stores and 610 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.

•	Corporate net sales, consisting of licensing revenue, increased $2.4 million to $10.1 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic net sales increased by $37.3 million, or 4.7%, to $828.4 million, reflecting the continued growth in our JUICY COUTURE apparel and accessories and LUCKY BRAND DUNGAREES businesses, partially offset by declines in our LIZ CLAIBORNE business. International net sales increased $35.9 million, or 15.3%, to $270.7 million. The international increase reflected the results of our MEXX Europe and Canadian businesses; approximately $13.5 million of this increase was due to the impact of currency exchange rates.

Gross Profit

Gross profit increased $40.0 million, or 8.2%, to $529.4 million in the second quarter of 2005 over the second quarter of 2004. Approximately $8.2 million of the increase in the quarter was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses. Gross profit as a percent of net sales increased to 48.2% in 2005 from 47.7% in 2004. The increased gross profit rate reflected lower sourcing costs and a change in the mix of product offerings within our portfolio, primarily reflecting an increased proportion of sales from our MEXX Europe and domestic Specialty Retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE business which runs at lower gross profit rate than the Company average, partially offset by additional liquidation of excess inventory.

Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross margin may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $33.8 million, or 8.4%, to $437.4 million in the second quarter of 2005 over the second quarter of 2004 and as a percent of net sales increased to 39.8% from 39.3% as a result of:

•	The inclusion of $3.0 million of expenses from our recently acquired C&C CALIFORNIA business and the start-up of new internally developed businesses;
•	Approximately $7.4 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses;
•	The inclusion of an additional $2.1 million of expense resulting from the migration of our equity-based management compensation plan primarily to restricted stock; and
•

A $21.3 million net increase primarily resulting from the expansion of our domestic and international retail businesses as well as the continued investment in building a multi-brand platform in Europe.

The increased SG&A rate primarily reflected the impact of the increased proportion of expenses described above related to our domestic Specialty Retail and MEXX Europe businesses, which run at higher SG&A rates than the Company average, and reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower SG&A rate than the Company average, partially offset by Company-wide expense control initiatives.

Operating Income

Operating income for the second quarter of 2005 was $92.0 million, an increase of $6.2 million, or 7.2%, over last year. Operating income as a percent of net sales was unchanged at 8.4%. The impact of foreign currency exchange rates in our international businesses, added approximately $0.8 million in 2005. The increase in operating income primarily resulted from lower sourcing costs, partially offset by increased expenses associated with the expansion of our domestic and international retail businesses, the additional liquidation of excess inventory and continued investment in building a multi-brand platform in Europe, as discussed above. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $43.4 million (6.6% of net sales) in 2005 compared to $42.4 million (6.7% of net sales) in 2004, principally reflecting increased profits in our MEXX Europe and JUICY COUTURE businesses, growth in our moderate department store businesses, and the favorable impact of the discontinuation of our KENNETH COLE womenswear license, partially offset by reduced profits in our LIZ CLAIBORNE business as a result of the lower sales discussed above, as well as reduced profits in our ELLEN TRACY, CLAIBORNE Men’s and ENYCE businesses;

•

Wholesale Non-Apparel operating income was $14.7 million (10.4% of net sales) in 2005 compared to $10.0 million (8.4% of net sales) in 2004, principally due increased profits in our LIZ CLAIBORNE Handbags and Fashion Accessories businesses, licensed KENNETH COLE Jewelry business and Cosmetics business;

•

Retail operating income was $26.6 million (9.0% of net sales) in 2005 compared to $27.8 million (10.5% of net sales) in 2004, principally reflecting reduced profits in our Outlet business along with increased costs associated with building a multi-brand platform in Europe, partially offset by an increase in profits from our MEXX Canada, LUCKY BRAND DUNGAREES and SIGRID OLSEN businesses; and

•

Corporate operating income, primarily consisting of licensing operating income, increased $1.7 million to $7.4 million as a result of revenues from our new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic operating profit increased slightly to $81.6 million, predominantly reflecting the continued growth in our JUICY COUTURE Wholesale and LUCKY BRAND DUNGAREES Retail businesses as well as increased profits in our moderate department store businesses, mostly offset by reduced profits in our LIZ CLAIBORNE business. International operating profit increased $5.8 million to $10.4 million. The international increase reflected increased profitability at our European and Canadian businesses.

Net Other Expense

In 2005 net other expense was mostly comprised of $0.4 million of minority interest expense. In 2004, net other expense of $0.9 million was comprised of $1.3 million of minority interest expense, partially offset by other non-operating income. (See “Commitments and Capital Expenditures” for discussion of the purchase of the remaining Lucky Brand minority interest.)

Net Interest Expense

Net interest expense in the second quarter of 2005 was at $7.8 million compared to $6.9 million in the second quarter of 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.

Provision for Income Taxes

The income tax rate in the second quarter of 2005 increased to 35.4% from 35.2% in the prior year as a result of changes in state tax laws.

Net Income

Net income in the second quarter of 2005 increased to $54.1 million, or 4.9% of net sales, from $50.6 million in the second quarter of 2004, or 4.9% of net sales. Diluted earnings per common share (“EPS”) increased to $0.50 in 2005, from $0.46 in 2004, an 8.7% increase.

Average diluted shares outstanding decreased by 1.8 million shares to 108.4 million in the second quarter of 2005 on a period-to-period basis, as a result of share repurchases, partly offset by the exercise of stock options and the effect of dilutive securities.

SIX MONTHS ENDED JULY 2, 2005 COMPARED TO SIX MONTHS ENDED JULY 3, 2004

The following table sets forth our operating results for the six months ended July 2, 2005 (comprised of 26 weeks) compared to the six months ended July 3, 2004 (comprised of 26 weeks):

	Six months ended		Variance
Dollars in millions	July 2, 2005	July 3, 2004	$	%

Net Sales	$ 2,311.5	$ 2,128.7	$ 182.8	8.6%

Gross Profit	1,087.7	990.5	97.2	9.8%

Selling, general & administrative expenses	876.9	790.3	86.6	11.0%

Operating Income	210.8	200.2	10.6	5.3%

Other income (expense) - net	(1.1)	(1.6)	0.5	31.3%

Interest (expense) - net	(15.3)	(14.5)	(0.8)	(5.5%)

Provision for income taxes	68.8	64.8	4.0	6.2%

Net Income	$ 125.6	$ 119.3	$ 6.3	5.2%

Net Sales

Net sales for the first half of 2005 were a record $2.312 billion, an increase of $182.8 million, or 8.6%, compared to the first half of 2004. Approximately $30.3 million of the year-over-year increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales increased $52.9 million, or 3.8%, to $1.463 billion as a result of:
-	The addition of $8.4 million of sales from our recently acquired C&C CALIFORNIA business;
-	A $15.4 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
-

A $29.1 million net increase, primarily reflecting the continued growth of our JUICY COUTURE business (which added $30.9 million of sales due to increased customer demand mostly reflected in higher unit volume), and increases in our MEXX Europe, licensed DKNY® JEANS (due to the addition of new retail customers), LUCKY BRAND DUNGAREES (due to increased customer demand and an increase in department store locations), moderate and mid-tier department store (due to higher unit volume), DANA BUCHMAN and CLAIBORNE Men’s businesses, partially offset by a 13.0% decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and to a lesser extent, lower unit pricing), as well as decreases in our ELLEN TRACY (due to lower unit volume and increased retailer support) and ENYCE (due to lower unit volume in specialty retail stores partly offset by increased unit volume in department stores) businesses and the discontinuation of our KENNETH COLE womenswear license.

•

Wholesale Non-Apparel net sales increased by $48.2 million, or 21.0%, to $278.0 million. The increase was primarily due to increases in our Cosmetics (due to the launch of our LIZ fragrance and continued growth of our REALITIES fragrance), JUICY COUTURE Accessories, moderate and mid-tier Handbags and MONET, LIZ CLAIBORNE and licensed KENNETH COLE Jewelry businesses. Net sales in our domestic LIZ CLAIBORNE businesses increased 15.6% compared to last year. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

•	Retail net sales increased $78.0 million, or 16.5%, to $549.9 million as a result of:
-	A $14.5 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
-

A $63.5 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 30.0% comparable store sales increase in our LUCKY BRAND DUNGAREES business) and the net store openings mentioned above.

Comparable store sales in our Company-operated stores increased by 2.2% overall, driven by a 12.7% increase in our Specialty Retail business, partially offset by a 5.5% decrease in our Outlet business as a result of reduced levels of customer traffic.

•

Corporate net sales, consisting of licensing revenue, increased $3.7 million to $20.7 million as a result of revenues from new licenses and growth from our existing license portfolio, primarily growth in LIZ CLAIBORNE branded items.

Viewed on a geographic basis, Domestic net sales increased by $102.9 million, or 6.3%, to $1.728 billion, reflecting the continued growth in our JUICY COUTURE apparel and accessories, LUCKY BRAND DUNGAREES and DKNY® Jeans businesses, partially offset by declines in our LIZ CLAIBORNE business. International net sales increased $80.0 million, or 15.9%, to $583.1 million. The international increase principally reflected the results of our MEXX Europe and Canadian businesses; approximately $30.3 million of this increase was due to the impact of currency exchange rates.

Gross Profit

Gross profit increased $97.2 million, or 9.8%, to $1.088 billion in the first half of 2005 over the first half of 2004. Gross profit as a percent of net sales increased to 47.1% in 2005 from 46.5% in 2004. Approximately $17.5 million of the increase in the half was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses. The increased gross profit rate reflected lower sourcing costs and a change in the mix of product offerings within our portfolio, primarily reflecting an increased proportion of sales from our MEXX Europe, Canadian retail and domestic Specialty Retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower gross profit rate than the Company average, partially offset by additional liquidation of excess inventory.

Selling, General & Administrative Expenses

SG&A increased $86.6 million, or 11.0%, to $876.9 million in the first half of 2005 over the first half of 2004 and as a percent of net sales increased to 37.9% from 37.1% as a result of:

•	A $4.9 million increase from the acquisition of C&C CALIFORNIA business and the start-up of new internally developed businesses;
•	A $15.7 million increase resulting from the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses;
•	The inclusion of an additional $2.8 million of expense resulting from the migration of our equity-based management compensation plan primarily to restricted stock; and
•	A $63.2 million net increase primarily resulting from the expansion of our domestic and international retail businesses and the continued investment in building a multi-brand platform in Europe.

The increased SG&A rate primarily reflected the impact of the increased proportion of expenses described above related to our domestic Specialty Retail and European businesses, which run at higher SG&A rates than the Company average, and reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower SG&A rate than the Company average, partially offset by the favorable impact of Company-wide expense control initiatives.

Operating Income

Operating income in the first half of 2005 was $210.8 million, an increase of $10.6 million, or 5.3%, over 2004. Approximately $1.8 million of the 2005 increase was due to the impact of foreign currency exchange rates in our international businesses. Operating income as a percent of net sales decreased to 9.1% in the first half of 2005 compared to 9.4% in 2004. The decrease in operating income as a percent of sales primarily resulted from the continued investment in expansion of our domestic and international retail businesses as well as increased expenses associated with building a multi-brand platform in Europe, as discussed above. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $148.9 million (10.2% of net sales), a slight decrease of $0.6 million in the first half of 2005 compared to $149.5 million (10.6% of net sales) in 2004, principally reflecting reduced profits in our LIZ CLAIBORNE business, as a result of the lower sales discussed above, and in our ELLEN TRACY and SIGRID OLSEN businesses, mostly offset by increased profits in our JUICY COUTURE, MEXX Europe, moderate and mid-tier department store, and licensed DKNY® JEANS businesses, as well as the favorable impact of the discontinuation of our KENNETH COLE womenswear license;

•

Wholesale Non-Apparel operating income increased by $10.4 million to $26.6 million (9.6% of net sales) in the first half of 2005 compared to $16.2 million (7.0% of net sales) in 2004, principally due to increased profits in our Cosmetics , JUICY COUTURE Accessories, LIZ CLAIBORNE, moderate and mid-tier Handbags, and LIZ CLAIBORNE, MONET and licensed KENNETH COLE Jewelry businesses;

•

Retail operating income was $19.1 million (3.5% of net sales) in 2005 compared to $21.0 million (4.4% of net sales) in 2004, principally reflecting reduced profits in our Outlet and MEXX USA businesses, in addition to increased costs associated with building a multi-brand platform in Europe, partially offset by increased profits in our LUCKY BRAND DUNGAREES and MEXX Canada businesses; and

•	Corporate operating income, primarily consisting of licensing operating income, increased $2.7 million to $16.2 million in 2005 compared to $13.6 million in 2004.

Viewed on a geographic basis, Domestic operating profit increased by $5.4 million, or 3.1%, to $181.2 million, predominantly reflecting the continued growth in our JUICY COUTURE Wholesale and LUCKY BRAND DUNGAREES Retail businesses, as well as increased profits in our Accessories business, partly offset by reduced profits in our LIZ CLAIBORNE business. International operating profit increased $5.2 million, or 21.6% to $29.6 million; the international increase reflected increased profitability at our European and Canadian wholesale apparel businesses.

Net Other Expense

In 2005 net other expense was mostly comprised of $1.0 million of minority interest expense. In 2004 net other expense was mostly comprised of $2.0 million of minority interest expense, partially offset by other non-operating income. (See “Commitments and Capital Expenditures” for discussion of the purchase of the remaining Lucky Brand minority interest.)

Net Interest Expense

Net interest expense in the first half of 2005 was $15.4 million, compared to $14.5 million in the first half of 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $1.5 million and $1.2 million of interest income in 2005 and 2004, respectively.

Provision for Income Taxes

The income tax rate in the first half of 2005 increased to 35.4% from 35.2% in the prior year as a result of changes in state tax laws.

Net Income

Net income in the first half of 2005 increased to $125.6 million, or 5.4% of net sales, from $119.3 million in the first half of 2004, or 5.6% of net sales. Diluted earnings per common share (“EPS”) increased 6.5% to $1.15 in 2005, from $1.08 in 2004.

Average diluted shares outstanding decreased by 1.5 million shares to 109.2 million in the first half of 2005 on a period-to-period basis as a result of the impact of shares repurchased during the second quarter of 2005, partially offset by the exercise of stock options and the effect of dilutive securities.

FORWARD OUTLOOK

These forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.

For fiscal 2005, we are adjusting our sales increase guidance to a range of 6.0 - 7.5%, reaffirming our operating margin guidance in the range of 10.9 - 11.1% and increasing our EPS guidance to a range of $2.98 - $3.04, reflecting our continued strong performance and share repurchase activity in the second quarter, partially offset by the projected negative second half impact of a stronger dollar. This includes the impact, which we estimate will be approximately $0.11, resulting from the early adoption in the third quarter of 2005 of SFAS No. 123R (“Accounting for Share-Based Payment”) and a shift in the composition of the Company’s 2005 equity-based compensation discussed above. We expect the fiscal 2006 impact of the adoption of SFAS No. 123R will be $0.18 - $0.22. We do not expect foreign currency exchange rates in our international businesses to have a material impact on full year 2005 results.

•

In our wholesale apparel segment, we expect fiscal 2005 net sales to increase in the range of 2 - 3%, primarily driven by the acquisition of C & C California in addition to increases in our JUICY COUTURE, MEXX Europe, AXCESS men’s and women’s, J.H. Collectibles, licensed DKNY® Jeans, LUCKY BRAND and

EMMA JAMES businesses, as well as the addition of our TINT, METROCONCEPTS, BELONGINGS and TAPEMEASURE businesses, partially offset by decreases in our domestic LIZ CLAIBORNE business and the impact of the discontinuation of our KENNETH COLE womenswear license. We expect net sales in our domestic LIZ CLAIBORNE business to decrease in the mid teens year-over-year.

•

In our wholesale non-apparel segment, we expect fiscal 2005 net sales to increase in the range of 11 - 13%, primarily driven by increases in our cosmetics, JUICY COUTURE accessories, handbags and jewelry businesses. We expect net sales in our domestic LIZ CLAIBORNE businesses to increase single digits year-over-year.

•

In our retail segment, we expect fiscal 2005 net sales to increase in the range of 14 - 17%, primarily driven by increases in our LUCKY BRAND, MEXX Europe, outlet, SIGRID OLSEN, LIZ CLAIBORNE Canada, MEXX Canada and MEXX USA businesses. We project comparable store sales to be flat to up low single digits over fiscal 2004.

•	We expect fiscal 2005 licensing revenue to increase by 15% over fiscal 2004.

For the third quarter of 2005, we are providing our initial guidance, forecasting a net sales increase of 4 - 5%, an operating margin in the range of 13.6 - 13.9% and EPS in the range of $1.06 - $1.09, including the impact, which we estimate will be approximately $0.05, resulting from the early adoption of SFAS No. 123R and the shift in the composition of the Company’s 2005 equity-based management compensation discussed above. We do not expect foreign currency exchange rates in our international businesses to have a material impact on third quarter 2005 results.

•

In our wholesale apparel segment, we expect third quarter 2005 net sales to increase in the range of 0 - 1%, primarily driven by the acquisition of C & C California as well as increases in our MEXX Europe, JUICY COUTURE, LUCKY BRAND, J.H. COLLECTIBLES, EMMA JAMES and AXCESS women’s businesses, as well as the addition of our TINT, METROCONCEPTS, BELONGINGS and TAPEMEASURE businesses, partially offset by a decrease in our domestic LIZ CLAIBORNE business as well as the impact of the discontinuation of our licensed KENNETH COLE womenswear business.

•	In our wholesale non-apparel segment, we expect third quarter 2005 net sales to increase in the range of 4 - 6%, primarily driven by increases in our jewelry and handbags businesses.
•

In our retail segment, we expect third quarter 2005 net sales to increase in the range of 15 - 18%, primarily driven by increases in our MEXX Europe, outlet, LUCKY BRAND, MEXX Canada, SIGRID OLSEN, LIZ CLAIBORNE Canada and MEXX USA businesses.

•	We expect third quarter 2005 licensing revenue to increase by 10%.

All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of August 2, 2005, the Company had $246.4 million remaining in buyback authorization under the program.

Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the “Eurobonds”) to fund the initial payment in connection with our acquisition of MEXX Europe. These bonds are designated as a hedge of our net investment in MEXX (see Note 2 of Notes to Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months’ liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2005 vs. 2004

Cash and Debt Balances. We ended the first half of 2005 with $177.6 million in cash and marketable securities, compared to $271.6 million at July 3, 2004 and $393.4 million at January 1, 2005, and with $502.8 million of debt outstanding compared to $462.9 million at July 3, 2004 and $540.6 million at January 1, 2005. The $133.9 million increase in our net debt position on a year-over-year basis is primarily attributable to the 160 million euro (or $192.4 million based on the exchange rate in effect on the payment date) required final contingent payment to complete the purchase of MEXX Europe, $143.7 million for capital and in-store expenditures, the $105.2 million in share repurchases, the 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date) required final contingent payment to complete the purchase of MEXX Canada, the $35 million payment to Lucky Brand shareholders to purchase an additional 8.25% interest in Lucky Brand, and the $29.3 million payment made related to the acquisition of C&C, partially offset by cash flow from operations for the year of $423.8 million and the effect of foreign currency translation on our Eurobond, which reduced our debt balance by $7.0 million. We ended the half with $1.872 billion in stockholders’ equity, giving us a total debt to total capital ratio of 21.2% compared to $1.629 billion in stockholders’ equity last year with a debt to total capital ratio of 22.1% and $1.812 billion in stockholders’ equity at year-end with a debt to total capital ratio of 23.0%.

Accounts Receivable increased $35.5 million, or 7.8%, at July 2, 2005 compared to the end of first half 2004, primarily due to increased sales volumes and timing of shipments. The impact of foreign currency exchange rates reduced accounts receivable by $1.2 million, primarily related to the weakening of the euro. Accounts receivable increased $59.3 million, or 13.7%, at July 2, 2005 compared to January 1, 2005 due primarily to the timing of shipments in our domestic operations. The impact of currency exchange rates in our international businesses was not material.

Inventories increased $34.5 million, or 6.4%, at the end of first half 2005 compared to the end of first half 2004. New business initiatives added $8.3 million to our inventory levels. The continuing expansion of our Specialty Retail business added $15.6 million to our inventory levels. The impact of currency exchange rates in our international businesses was not material.

Inventories increased by $34.8 million, or 6.4%, compared to January 1, 2005, primarily due to the impact of the continuing expansion of our Specialty Retail business and new businesses partially offset by a shift in timing of our current season and in-transit inventories within our wholesale businesses, as well as the impact of foreign currency exchange rates in our European businesses.

Our average inventory turnover rate was 4.5 times for the twelve-month periods ended July 2, 2005, July 3, 2004 and January 1, 2005.

Borrowings under our revolving credit facility and other credit facilities peaked at $96 million during the first half of 2005; at the end of the first half of 2005, our borrowings under these facilities were $72.3 million.

Net cash provided by operating activities was $23.7 million in the first half of 2005, compared to $57.1 million in the first half of 2004. This $33.4 million decrease in cash flow was primarily due to a $180.4 million use of cash for working capital in 2005 compared to a $126.3 million use of cash for working capital in 2004, driven primarily by year-over-year changes in accrued expenses due to the payment of certain employment-related obligations, partially offset by year-over-year changes in our inventory balance and net income.

Net cash used in investing activities was $157.8 million in the first half of 2005, compared to $70.9 million in 2004. Net cash used in the first half of 2005 primarily reflected payments of $60.2 million for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of additional Lucky Brand shares and payments of $29.3 for the acquisition of C&C. Net cash used in the first half of 2004 primarily reflected $63.0 million for the capital and in-store expenditures.

Net cash used in financing activities was $83.8 million in the first half of 2005, compared to $88.8 million in the first half of 2004. The $5.0 million year-over-year decrease primarily reflected a reduction in the purchase of common stock in the period as well as increased proceeds from short term borrowings in the second quarter of 2005, partially offset by a decrease in proceeds received from the exercise of stock options.

Commitments and Capital Expenditures

We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:

•

On January 28, 2005, we entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand’s 2007 earnings. On January 28, 2005, we paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, we will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. We have recorded the present value of fixed amounts owed ($28.2 million) as an increase in Other Current and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $20-24 million.

•

Under the Segrets acquisition agreement, we may elect, or be required, to purchase the minority interest shares in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2005, it would fall in the range of $2 - 4 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•

The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. We estimate that if the 2005 measurement year were selected, the Juicy Couture contingent payment in 2006 would be in the range of $116-119 million. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances.

•

The C&C acquisition agreement provides for contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. Contingent payments in aggregate are estimated by the Company to be in the range of approximately $30 - 50 million. The contingent payments will be accounted for as additional purchase price.

Financing Arrangements

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 2 of Notes to Consolidated Financial Statements).

On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, we received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted us to borrow in U.S. dollars, Canadian dollars and euro. At July 3, 2004, we had no debt outstanding under these facilities. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a

Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 2, 2005, we had no debt outstanding under the Agreement.

As of July 2, 2005, January 1, 2005 and July 3, 2004, we had lines of credit aggregating $571 million, $551 million and $543 million, respectively, which were primarily available to cover trade letters of credit. At July 2, 2005, January 1, 2005 and July 3, 2004, we had outstanding trade letters of credit of $338 million, $310 million and $360 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $151.1 million (based on the exchange rates as of July 2, 2005), which is included in the aforementioned $571 million available lines of credit. As of July 2, 2005, a total of $72.3 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005. These lines are guaranteed by the Company. With the exception of the Eurobonds, which mature in 2006, most of our debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

Off-Balance Sheet Arrangements

On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with us or any of our employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

Hedging Activities

At July 2, 2005, we had various euro currency collars outstanding with a net notional amount of $37 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro, and various Canadian currency collars outstanding with a net notional amount of $19 million, maturing through October 2005 and with values ranging between 1.18 and 1.25 Canadian dollar per U.S. dollar, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004 and no collars at the end of the second quarter of 2004. At the end of the second quarter of 2005, we also had forward contracts maturing through December 2005 to sell 21 million euro for $26.5 million and to sell 15 million Canadian dollars for $12.3 million and to sell 5.0 million Pounds Sterling for 7.2 million euro. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2005 was approximately $47.6 million, as compared with approximately $45 million at year-end 2004 and approximately $83 million at the end of the second quarter of 2004. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $2.1 million at the end of the second quarter of 2005, ($6.2) million at year-end 2004 and approximately ($4.5) million at the end of the second quarter of 2004. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 2, 2005. Approximately $1.0 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the six months ended July 2, 2005. Approximately $0.4 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment; a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $31.0 million for the quarter ended July 2, 2005 and ($5.3) million for the quarter ended July 3, 2004. The unrealized gain recorded to Cumulative translation adjustment was $51.5 million and $10.6 million of income for the six months ended July 2, 2005 and July 3, 2004, respectively.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. The first interest rate setting was August 7, 2004 and will be reset each six-month period thereafter until maturity. This is designated as a fair value hedge. The favorable interest accrual was not material for the quarter ended July 2, 2005.

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

Critical Accounting Policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We use independent third-party appraisals to estimate the fair values of both our goodwill and intangible assets with indefinite lives. These appraisals are based on projected cash flows, interest rates and other competitive market data. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers’ compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Derivative instruments in the form of forward contracts and options are used to hedge the exposure to variability in probable future cash flows associated with inventory purchases and sales collections primarily associated with our European and Canadian entities. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

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

Inventories, Net

Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for the category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 13 of Notes to Condensed Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended July 2, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

Accrued Expenses

Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

We use foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current-period earnings or in the case of the swaps, in connection with the synthetic lease, if any, to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

We hedge our net investment position in euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Cumulative translation adjustment; a component of Accumulated other comprehensive income (loss). We use a derivative instrument to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in interest expense together with the change in fair value of the hedged item due to interest rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the EITF reached a consensus on applying Paragraph 19 of SFAS No. 131 in EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. Adoption of the EITF has not affected the Company’s segment classifications.

In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The consensus requires an evaluation of whether the operations and cash flows of a disposed component have been or will be substantially eliminated from the ongoing operations of the entity or will migrate or continue. This consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Adoption of the EITF in the first quarter of fiscal 2005 has not affected our results of operations and financial position.

In December 2004, the FASB released revised SFAS No. 123R, “Share-Based Payment.” The pronouncement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (typically the vesting period). We are shifting the composition of our equity compensation plan towards restricted stock and away from stock options. This shift towards restricted stock will ultimately reduce dilution, as fewer shares will be used for equity compensation purposes. The early adoption of SFAS No. 123R, commencing July 3, utilizing the modified prospective basis, inclusive of the shift towards restricted stock, will reduce 2005 fully diluted earnings per share by an estimated $0.11 and reduce fiscal 2006 fully diluted earnings per share by an estimated $0.18 - $0.22.

On December 21, 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, “Accounting for Income Taxes,” would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We are currently analyzing the potential impact of utilizing the incentive.

In March 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements. Subsequently the SEC decided to delay the required implementation of SFAS No. 123R to years beginning after June 15, 2005. We will consider the guidance provided by SAB 107 as we implement SFAS 123R in the fiscal 2005 third quarter as discussed above and previously disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. We do not believe that the adoption of SFAS No. 154 will have a significant impact on our consolidated financial condition, results of operations or cash flows.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2005, any fiscal quarter of 2005 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

Risks Associated with Competition and the Marketplace

The apparel and related product markets are highly competitive, both within the United States and abroad. The Company’s ability to compete successfully within the marketplace depends on a variety of factors, including:

•

The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;

•	The Company’s ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
•

The Company’s ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company’s ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•

Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company’s largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•

The ability of the Company, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of the Company’s unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company’s policies regarding labor practices or applicable laws or regulations;

•

The Company’s ability to adapt to and compete effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;

•

Risks associated with the Company’s dependence on sales to a limited number of large United States department store customers, including risks related to the Company’s ability to respond effectively to:

-

these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing, and new product introductions);

	-	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;
	-	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;
	-	these customers’ requirements for vendor margin support;
	-	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and
-

the effect that any potential consolidation among one or more of these larger customers, such as the proposed merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;

•

Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•

Risks associated with the Company’s operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into the Company’s overall business mix.

Management and Employee Risks

•	The Company’s ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;
•	The Company’s ability to hire and train qualified retail management and associates;
•

Risks associated with any significant disruptions in the Company’s relationship with its employees, including union employees, and any work stoppages by the Company’s employees, including union employees; and

•	Risks associated with the Company’s providing for the succession of senior management.

Economic, Social and Political Factors

Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:

•

Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

•

Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency revaluations in countries in which we source product;

•	Changes in social, political, legal and other conditions affecting foreign operations;
•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
•	Any significant disruption in the Company’s relationships with its suppliers, manufacturers as well as work stoppages by any of the Company’s suppliers or service providers;
•

The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•	Risks related to the Company’s ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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

•

Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions the Company have been making;

•

Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company’s other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from the Company’s historical buyers, store customers and competitors;

•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
•	Risks involving the Company’s ability to retain and appropriately motivate key personnel of an acquired business;
•	Risks that expenditures required for capital items or working capital will be higher than anticipated;
•	Risks associated with unanticipated events and unknown or uncertain liabilities;
•	Uncertainties relating to the Company’s ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;
•	Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies; and
•

With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within the Company’s control.

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

We do not speculate on the future direction of interest rates. As of July 2, 2005, January 1, 2005 and July 3, 2004 our exposure to changing market rates was as follows:

Dollars in millions	July 2, 2005	January 1, 2005	July 3, 2004
Variable rate debt	$72.3	$56.1	$31.8
Average interest rate	2.8%	2.7%	2.8%

Notional amount of interest rate swap	$211.5	$237.2	$215.0
Current implied interest rate	5.63%	5.68%	5.71%

A ten percent change in the average rate would have resulted in a $0.7 million change in interest expense during the first half of 2005.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines, euro interest rate swap and commercial paper program expose us to market risk for changes in interest rates. As of July 2, 2005, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

Growth in our European and Canadian businesses, which transacts business in multiple currencies, has increased our exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.

At July 2, 2005, January 1, 2005 and July 3, 2004, we had outstanding foreign currency collars with net notional amounts aggregating to $56 million, $80 million and $0, respectively. We had forward contracts aggregating to $47.6 million at July 2, 2005, $45 million at January 1, 2005 and $83 million at July 3, 2004. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $2.1 million at July 2, 2005, ($6.2) million at January 1, 2005 and approximately ($4.5) million at July 3, 2004. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $7.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $6.2 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of July 2, 2005:

	U.S. Dollar	Euro	Contract	Unrealized
Currency in thousands	Amount	Amount	Rate	Gain (Loss)
Forward Contracts:
Euros	$26,500		1.2047 to 1.2800	$251
Canadian Dollars	12,281		0.8176 to 0.8199	98
Pounds Sterling		7,247	0.6815 to 0.7024	(78)

Foreign Exchange Collar Contracts:
Euros	$37,000		1.2000 to 1.3753	$735
Canadian Dollars	19,472		0.8000 to 0.8484	306

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2005:

	U.S. Dollar	Contract	Unrealized
Currency in thousands	Amount	Rate	Gain (Loss)
Forward Contracts:
Euros	$43,000	1.2197 to 1.3234	$(3,758)
Canadian Dollars	1,664	0.8310 to 0.8314	2

Foreign Exchange Collar Contracts:
Euros	$53,000	1.2000 to 1.3753	$(2,123)
Canadian Dollars	26,625	0.8000 to 0.8484	(337)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of July 3, 2004:

	U.S. Dollar	Euro	Contract	Unrealized
Currency in thousands	Amount	Amount	Rate	Gain (Loss)
Forward Contracts:
Euros	$76,100		1.0665 to 1.2650	$(4,508)
Canadian Dollars	760		0.7596	4
Pounds Sterling		5,171	0.6746 to 0.6799	(3)

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of July 2, 2005, and has concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages in each pending matter. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s consolidated results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. To date, we have not been required to take any action regarding this matter, however we are continuing to monitor this situation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the quarter ended July 2, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 2, 2005 - January 29, 2005	--	$ --	N/A	$ 101,516
January 30, 2005 - March 5, 2005	--	$ --	N/A	$ 101,516
March 6, 2005 - April 2, 2005	7.5 (1)	$ 40.79	N/A	$ 101,516
April 3, 2005 - April 30, 2005	139.0	$ 35.06	139.0	$ 96,642
May 1, 2005 - June 4, 2005	2,689.5	$ 37.29	2,689.5	$ 246,351 (3)
June 5, 2005 - July 2, 2005	--	$ --	N/A	$ 246,351
Total six months	2,836.0	$ 37.19	2,828.5	$ 246,351

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(2)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $1.925 billion. As of July 2, 2005, the Company had $246.4 million remaining in buyback authorization under its program.

(3)

On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its Common Stock for cash in open market purchases and privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2005 Annual Meeting of Stockholders held on May 19, 2005, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2005 (the number of affirmative votes cast was 94,648,148, the number of negative votes cast was 4,114,148 and the number of abstentions was 619,047); (ii) approved the Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (the number of affirmative votes cast was 95,892,642, the number of negative votes cast was 2,781,896 and the number of abstentions was 707,649); (iii) approved the Liz Claiborne, Inc. 2005 Stock Incentive Plan (the number of affirmative votes cast was 65,858,106, the number of negative votes cast was 21,944,097 and the number of abstentions was 722,632); and (iv) elected the following nominees to the Company’s Board of Directors, to serve until the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualified;

	Votes
Nominee	For	Withheld
Paul R. Charron	97,989,633	1,392,554
Kay Koplovitz	94,152,500	5,229,687
Oliver R. Sockwell	98,491,359	890,828

The other directors, whose terms of office continued after the Annual Meeting, are: Bernard W. Aronson, Raul J. Fernandez, Mary Kay Haben, Nancy J. Karch, Kenneth P. Kopelman, Arthur C. Martinez and Paul E. Tierney, Jr.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

DATE:	August 5, 2005

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa	By:	/s/ Elaine H. Goodell
	MICHAEL SCARPA		ELAINE H. GOODELL
	Senior Vice President, Finance & Distribution and Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)