Form 10-Q
period 2005-10-01
CLAIBORNE LIZ INC
filed 2005-11-04
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............................. to ..............................

Commission file number:  1-10689

LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at
November 2, 2005 was 106,647,451.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

OCTOBER 1, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share data)

(Unaudited) October 1, 2005	January 1, 2005	(Unaudited) October 2, 2004
Assets
Current Assets:
Cash and cash equivalents	$141,331	$385,637	$85,600
Marketable securities	9,078	7,797	48,757
Accounts receivable - trade, net	684,448	432,065	684,030
Inventories, net	636,751	541,139	621,514
Deferred income taxes	50,456	51,117	49,395
Other current assets	114,323	91,386	111,431
Total current assets	1,636,387	1,509,141	1,600,727

Property and Equipment - Net	477,284	474,573	434,636
Goodwill - Net	856,446	755,655	762,873
Intangibles - Net	293,079	280,986	268,270
Other Assets	9,821	9,397	3,963
Total Assets	$3,273,017	$3,029,752	$3,070,469

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$110,772	$56,118	$28,785
Accounts payable	282,127	259,965	320,455
Accrued expenses	292,193	288,490	277,058
Income taxes payable	40,806	33,028	43,282
Total current liabilities	725,898	637,601	669,580

Long-Term Debt	423,294	476,571	567,478
Obligations Under Capital Leases	4,153	7,945	--
Other Non-Current Liabilities	57,646	32,836	17,732
Deferred Income Taxes	55,142	49,490	57,859
Commitments and Contingencies (Note 9)
Minority Interest	3,016	13,520	12,411
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares - 50,000,000, issued shares - none	--	--	--
Common stock, $1 par value, authorized shares - 250,000,000, issued shares - 176,437,234	176,437	176,437	176,437
Capital in excess of par value	220,368	176,182	164,770
Retained earnings	3,044,074	2,828,968	2,752,342
Unearned compensation expense	(42,579)	(36,793)	(37,197)
Accumulated other comprehensive loss	(38,124)	(63,650)	(35,556)
	3,360,176	3,081,144	3,020,796
Common stock in treasury, at cost, 68,937,654, 67,703,065 and 68,183,250 shares	(1,356,308)	(1,269,355)	(1,275,387)
Total stockholders’ equity	2,003,868	1,811,789	1,745,409
Total Liabilities and Stockholders’ Equity	$3,273,017	$3,029,752	$3,070,469

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per common share data)

(Unaudited)

Nine Months Ended		Three Months Ended
(39 Weeks) October 1, 2005	(39 Weeks) October 2, 2004	(13 Weeks) October 1, 2005	(13 Weeks) October 2, 2004

Net Sales	$3,648,165	$3,435,272	$1,336,654	$1,306,581

Cost of goods sold	1,926,027	1,851,235	702,206	713,008

Gross Profit	1,722,138	1,584,037	634,448	593,573

Selling, general & administrative expenses	1,327,119	1,203,868	450,220	413,570

Restructuring (gain)	(221)	(105)	(221)	(105)

Operating Income	395,240	380,274	184,449	180,108

Other expense - net	(1,534)	(1,532)	(474)	(9)

Interest expense - net	(23,624)	(22,403)	(8,255)	(7,897)

Income Before Provision for Income Taxes	370,082	356,339	175,720	172,202

Provision for income taxes	131,009	125,431	62,205	60,614

Net Income	$239,073	$230,908	$113,515	$111,588

Net Income per Weighted Average Share, Basic	$2.24	$2.13	$1.07	$1.04
Net Income per Weighted Average Share, Diluted	$2.20	$2.10	$1.06	$1.03

Weighted Average Shares, Basic	106,910	108,293	105,995	106,894
Weighted Average Shares, Diluted	108,574	109,986	107,285	108,496

Dividends Paid per Common Share	$0.17	$0.17	$0.06	$0.06

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(Unaudited)

Nine Months Ended
(39 Weeks) October 1, 2005	(39 Weeks) October 2, 2004

Cash Flows from Operating Activities:
Net income	$239,073	$230,908
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	88,640	82,216
Deferred income taxes	1,031	7,425
Share-based compensation	17,899	9,228
Other - net	7,242	7,407
Change in current assets and liabilities, exclusive of acquisitions:
(Increase) in accounts receivable - trade, net	(266,235)	(293,699)
(Increase) in inventories	(105,427)	(134,071)
(Increase) in other current assets	(23,529)	(27,642)
Increase in accounts payable	21,394	92,508
Increase in accrued expenses	8,488	51,986
Increase in income taxes payable	10,053	13,896
Excess tax benefits related to stock options	(844)	--
Net cash (used in) provided by operating activities	(2,215)	40,162

Cash Flows from Investing Activities:
Purchases of investment instruments	(980)	(78)
Purchases of property and equipment	(98,089)	(90,812)
Payments for acquisitions, net of cash acquired	(99,896)	(197,221)
Payments for in-store merchandise shops	(6,966)	(5,148)
Other - net	2,529	(841)
Net cash used in investing activities	(203,402)	(294,100)

Cash Flows from Financing Activities:
Short term borrowings	54,654	9,399
Commercial paper - net	--	126,046
Principal payments under capital lease obligations	(1,445)	--
Proceeds from exercise of common stock options	31,076	42,942
Purchase of common stock	(105,166)	(116,817)
Dividends paid	(17,978)	(18,308)
Excess tax benefits related to stock options	844	--
Net cash (used in) provided by financing activities	(38,015)	43,262

Effect of Exchange Rate Changes on Cash	(674)	2,773

Net Change in Cash and Cash Equivalents	(244,306)	(207,903)
Cash and Cash Equivalents at Beginning of Period	385,637	293,503
Cash and Cash Equivalents at End of Period	$141,331	$85,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Results of acquired companies are included in the Company’s operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of January 1, 2005 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period’s classifications. None of the reclassifications were material.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

SFAS No. 142 also requires that the fair value of purchased intangible assets, primarily trademarks and trade names, with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using independent third parties who apply the income approach using the relief-from-royalty method, based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors including estimates of future growth and trends, estimated royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine months ended October 1, 2005, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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

Share-Based Compensation

SFAS No. 123(R) “Share-Based Payment” requires the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. The fair value of the Eurobonds was 361.6 million euro as of October 1, 2005. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries have been translated at period end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the period. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders’ Equity.

Cost of Goods Sold

Cost of goods sold for wholesale operations includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”) and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2005 and 2004 fiscal years each reflect a 52-week period resulting in a 13-week three-month period for the third quarter.

Cash Dividend and Common Stock Repurchase

On September 28, 2005, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, to be paid on December 15, 2005 to stockholders of record at the close of business on November 21, 2005. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of November 2, 2005, the Company had $218.0 million remaining in buyback authorization under its share repurchase program.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     ACQUISITIONS

On January 6, 2005, the Company acquired 100 percent of the equity interest of C&C California, Inc. (“C&C”). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C California brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $20-25 million. The contingent payments will be accounted for as additional purchase price. Based on a preliminary independent third-party valuation of the trademarks, trade names and customer relationships acquired from C&C, $7.5 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.0 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by SFAS No. 142. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand’s 2007 earnings. On January 28, 2005, the Company paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, the Company will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($28.2 million) as an increase in Accrued expenses and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $20-24 million.

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

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. The Company estimates that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $106-109 million. The contingent payment will be accounted for as additional purchase price. In March 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142.

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

3.     STOCKHOLDERS’ EQUITY

Activity for the nine months ended October 1, 2005 and October 2, 2004 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost, accounts is summarized as follows:

(Dollars in thousands)	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of January 1, 2005	$176,182	$2,828,968	$(36,793)	$(1,269,355)
Net income	--	239,073	--	--
Restricted shares issued, net of cancellations	13,685	--	(19,017)	5,286
Purchase of common stock	--	--	--	(105,166)
Stock options exercised	18,149	--	--	12,927
Stock option expense	4,668	--	--	--
Tax benefit on stock options exercised	6,840	--	--	--
Excess tax benefits related to stock options	844	--	--	--
Dividends declared	--	(23,967)	--	--
Amortization	--	--	13,231	--
Balance as of October 1, 2005	$220,368	$3,044,074	$(42,579)	$(1,356,308)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of January 3, 2004	$124,823	$2,539,742	$(21,593)	$(1,191,231)
Net income	--	230,908	--	--
Restricted shares issued, net of cancellations	13,261	--	(24,832)	8,905
Purchase of common stock	--	--	--	(116,817)
Shares returned for taxes	--	--	--	--
Stock options exercised	19,186	--	--	23,756
Tax benefit on stock options exercised	7,500	--	--	--
Dividends paid	--	(18,308)	--	--
Amortization	--	--	9,228	--
Balance as of October 2, 2004	$164,770	$2,752,342	$(37,197)	$(1,275,387)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Nine Months Ended		Three Months Ended
(Dollars in thousands)	(39 Weeks) October 1, 2005	(39 Weeks) October 2, 2004	(13 Weeks) October 1, 2005	(13 Weeks) October 2, 2004
Net income:
As reported	$239,073	$230,908	$113,515	$111,588
Other comprehensive income (loss), net of tax:
Change in cumulative translation (loss) gain	(36,292)	2,901	579	(2,310)
Change in cumulative translation of Eurobonds	53,384	6,524	3,679	(4,012)
Changes in unrealized gains (losses) on securities, net of income tax (provision) benefit of $(98), $(880), $(138) and $1,724, respectively	187	1,261	251	(3,892)
Changes in fair value of cash flow hedges, net of income tax provision of $(4,613), $(3,749), $(764), and $(385), respectively	8,247	3,965	(274)	(1,292)
Total comprehensive income, net of tax	$264,599	$245,559	$117,750	$100,082

Accumulated other comprehensive income (loss) consists of the following:

(Dollars in thousands)	October 1, 2005	January 1, 2005	October 2, 2004
Cumulative translation (loss)	$(37,425)	$(54,517)	$(38,767)
Gains (losses) on cash flow hedging derivatives, net of taxes of $(234), $4,379 and 1,965	109	(8,138)	(6,106)
Unrealized (losses) gains on securities, net of taxes of $440, $538 and $(5,453)	(808)	(995)	9,317
Accumulated other comprehensive (loss), net of tax	$(38,124)	$(63,650)	$(35,556)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     MARKETABLE SECURITIES

On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of Kenneth Cole Productions, Inc. (“KCP”). In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” a pre-tax gain of $11.9 million was recorded. These shares were initially acquired in August 1999, in conjunction with the Company’s consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense) - net, upon sale of the securities.

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. The investment has been impaired since 2000 reflective of general stock market conditions over that period and has been evaluated to determine if the impairment is other-than-temporary. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at October 1, 2005.

The following is a summary of available-for-sale marketable securities at October 1, 2005, January 1, 2005 and October 2, 2004:

		Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
October 1, 2005:	Equity investments	$9,898	$219	$(1,376)	$8,741
	Other investments	428	--	(91)	337
	Total	$10,326	$219	$(1,467)	$9,078

January 1, 2005:	Equity investments	$8,919	$--	$(1,483)	$7,436
	Other investments	411	--	(50)	361
	Total	$9,330	$--	$(1,533)	$7,797

October 2, 2004:	Equity securities	$29,000	$12,475	$--	$41,475
	Equity investments	9,268	--	(1,986)	7,282
	Total	$38,268	$12,475	$(1,986)	$48,757

For the nine and three months ended October 1, 2005 and October 2, 2004, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine months ended October 1, 2005 and October 2, 2004 were a gain of $187,000 (net of $98,000 in taxes) and a loss of $1,261,000 (net of $880,000 in taxes), respectively, and the net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended October 1, 2005 and October 2, 2004 were a gain of $251,000 (net of $137,000 in taxes) and a loss of $6,385,000 (net of $3,468,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).

5.     INVENTORIES, NET

Inventories consist of the following:

(Dollars in thousands)	October 1, 2005	January 1, 2005	October 2, 2004
Raw materials	$33,115	$30,916	$30,089
Work in process	19,972	5,172	13,870
Finished goods	583,664	505,051	577,555
Total	$636,751	$541,139	$621,514

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

(Dollars in thousands)	October 1, 2005	January 1, 2005	October 2, 2004
Land and buildings	$139,993	$139,993	$139,993
Machinery and equipment	365,545	345,179	349,746
Furniture and fixtures	203,090	192,097	167,319
Leasehold improvements	389,674	357,194	323,475
	1,098,302	1,034,463	980,533
Less: Accumulated depreciation and amortization	621,018	559,890	545,897
Total property and equipment, net	$477,284	$474,573	$434,636

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

(Dollars in thousands)	Estimated Lives	October 1, 2005	January 1, 2005	October 2, 2004
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$42,849	$42,849	$42,849
Owned trademarks	20 years	7,500	--	--
Customer relationships	9-25 years	28,100	17,500	6,700
Merchandising rights	4 years	59,591	52,625	76,282
Subtotal		$138,040	$112,974	$125,831
Accumulated Amortization:
Licensed trademarks		$(20,774)	$(18,187)	$(17,006)
Owned trademarks		(273)	--	--
Customer relationships		(2,414)	(933)	(558)
Merchandising rights		(37,856)	(29,224)	(56,353)
Subtotal		$(61,317)	$(48,344)	$(73,917)
Net:
Licensed trademarks		$22,075	$24,662	$25,843
Owned trademarks		7,227	--	--
Customer relationships		25,686	16,567	6,142
Merchandising rights		21,735	23,401	19,929
Total amortized intangible assets, net		$76,723	$64,630	$51,914

Unamortized intangible assets:
Owned trademarks		$216,356	$216,356	$216,356
Total intangible assets		$293,079	$280,986	$268,270

As required under SFAS No. 142, the Company completed its annual impairment test as of the first day of the third quarter of fiscal 2004. No impairment was recognized at that date. The Company is currently performing its annual impairment analysis as of the first day of the third quarter 2005. No impairment is expected to be recorded as a result of this evaluation. Intangible amortization expense was $13.0 million and $14.7 million for the nine months ended October 1, 2005 and October 2, 2004, respectively, and $4.2 and $5.2 million for the three months ended October 1, 2005 and October 2, 2004, respectively.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated intangible amortization expense for the next five years is as follows:

Fiscal Year	(In millions) Amortization Expense
2005	$ 16.5
2006	12.7
2007	11.1
2008	8.7
2009	6.0

The changes in carrying amount of goodwill for the nine months ended October 1, 2005 are as follows:

(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Total
Balance, January 1, 2005	$746,060	$9,595	$755,655
Acquisition of C&C California	8,842	--	8,842
Additional purchase price of Lucky Brand	52,417	--	52,417
Additional purchase price of Mexx Canada	35,807	--	35,807
Translation difference	3,725	--	3,725
Balance, October 1, 2005	$846,851	$9,595	$856,446

There is no goodwill recorded in the Company’s retail segment.

8.     DEBT

On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company’s net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Eurobonds are scheduled to mature in August 2006 and the Company has the intention and ability to refinance the debt in 2006.

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

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 1, 2005, the Company had $27.9 million debt outstanding under the Agreement.

As of October 1, 2005, January 1, 2005 and October 2, 2004, the Company had lines of credit aggregating $569 million, $551 million and $568 million, respectively, which were primarily available to cover trade letters of credit. At October 1, 2005, January 1, 2005 and October 2, 2004, the Company had outstanding trade letters of credit of $245 million, $310 million and $322 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company’s Canadian and European subsidiaries have unsecured lines of credit totaling approximately $151.7 million (based on the exchange rates as of October 1, 2005), which is included in the aforementioned $569 million available lines of credit. As of October 1, 2005, a total of $110.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005 and 2006. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

9.     CONTINGENCIES AND COMMITMENTS

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company’s transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A expense in the Consolidated Statements of Income. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.    RESTRUCTURING CHARGES

In December 2004, the Company recorded a pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. In September 2005, the Company recorded a pretax restructuring gain of $221,000 ($143,000 after tax) representing the reversal of amounts provided in December 2004 no longer required. All operational activities associated with the restructuring have been completed. Substantially all payments associated with the restructuring have been completed as of October 1, 2005 with the remaining amounts to be paid through early fiscal 2006. The charge was comprised of the following:

•

$5.7 million of the charge (the majority of which related to employee severance costs) was associated with the restructuring of the Company’s European operations, aimed at centralizing strategic decision-making and facilitating the management of a multi-brand platform, as well as the closure of its Mexx Europe catalog business.

•

$4.1 million of the charge was attributable to employee severance costs associated with the closure of the Company’s Secaucus, New Jersey distribution center. Products that were distributed through the Secaucus facility are now distributed through existing facilities.

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

A summary of the changes in the restructuring reserves is as follows:

(Dollars in thousands)	Operating & Administrative Exit Costs
Balance at January 1, 2005	$9,866
Spending for nine months ended October 1, 2005	(7,107)
2005 reserve reduction	(221)
Translation difference	(425)
Balance at October 1, 2005	$2,113

11.    EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share.”

Nine Months Ended
	October 1, 2005			October 2, 2004
(All amounts in thousands, except per share data)	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$239,073	106,910	$2.24	$230,908	108,293	$2.13
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,664	0.04	--	1,693	0.03
Diluted	$239,073	108,574	$2.20	$230,908	109,986	$2.10

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended
	October 1, 2005			October 2, 2004
(All amounts in thousands, except per share data)	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$113,515	105,995	$1.07	$111,588	106,894	$1.04
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,290	0.01	--	1,602	0.01
Diluted	$113,515	107,285	$1.06	$111,588	108,496	$1.03

Options to purchase 22,000 and 2,659,000 shares of common stock were outstanding as of October 1, 2005 and October 2, 2004, respectively, but were not included in the computation of diluted EPS for the quarters then ended because their effects would have been anti-dilutive.

12.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the nine months ended October 1, 2005, the Company made income tax payments of $117,827,000 and interest payments of $31,442,000. During the nine months ended October 2, 2004, the Company made income tax payments of $102,187,000 and interest payments of $24,255,000.

13.    SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s specialty retail stores, outlet stores, and concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/Eliminations.”

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended October 1, 2005
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$2,438,849	$494,520	$839,767	$(124,971)	$3,648,165
Intercompany sales	(138,647)	(18,019)	--	156,666	--
Sales from external customers	$2,300,202	$476,501	$839,767	$31,695	$3,648,165
% of total	63.0%	13.1%	23.0%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$294,259	$81,629	$24,406	$(5,054)	$395,240
Intercompany segment operating income	(23,558)	(5,935)	--	29,493	--
Segment operating income from external customers	$270,701	$75,694	$24,406	$24,439	$395,240
% of sales	11.8%	15.9%	2.9%	77.1%	10.8%

For the Nine Months Ended October 2, 2004
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$2,395,621	$426,240	$732,923	$(119,512)	$3,435,272
Intercompany sales	(129,001)	(17,135)	--	146,136	--
Sales from external customers	$2,266,620	$409,105	$732,923	$26,624	$3,435,272
% of total	66.0%	11.9%	21.3%	0.8%	100.0%

OPERATING INCOME:
Total operating income (loss)	$300,183	$64,103	$31,795	$(15,807)	$380,274
Intercompany segment operating income	(29,923)	(6,895)	--	36,818	--
Segment operating income from external customers	$270,260	$57,208	$31,795	$21,011	$380,274
% of sales	11.9%	14.0%	4.3%	78.9%	11.1%

For the Three Months Ended October 1, 2005
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$885,744	$206,912	$289,823	$(45,825)	$1,336,654
Intercompany sales	(48,404)	(8,453)	--	56,857	--
Sales from external customers	$837,340	$198,459	$289,823	$11,032	$1,336,654
% of total	62.6%	14.9%	21.7%	0.8%	100.0%

OPERATING INCOME:
Total operating income (loss)	$125,913	$51,218	$5,315	$2,003	$184,449
Intercompany segment operating income	(4,075)	(2,123)	--	6,198	--
Segment operating income from external customers	$121,838	$49,095	$5,315	$8,201	$184,449
% of sales	14.6%	24.7%	1.8%	74.3%	13.8%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended October 2, 2004
(Dollars in thousands)	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$905,702	$189,360	$260,968	$(49,449)	$1,306,581
Intercompany sales	(49,043)	(10,078)	--	59,121	--
Sales from external customers	$856,659	$179,282	$260,968	$9,672	$1,306,581
% of total	65.6%	13.7%	20.0%	0.7%	100.0%

OPERATING INCOME:
Total operating income (loss)	$129,594	$43,837	$10,803	$(4,126)	$180,108
Intercompany segment operating income	(8,787)	(2,797)	--	11,584	--
Segment operating income from external customers	$120,807	$41,040	$10,803	$7,458	$180,108
% of sales	14.1%	22.9%	4.1%	77.1%	13.8%

(Dollars in thousands)	October 1, 2005	January 1, 2005	October 2, 2004
SEGMENT ASSETS:
Wholesale Apparel	$2,526,671	$2,411,354	$2,307,646
Wholesale Non-Apparel	235,023	128,650	213,776
Retail	774,504	686,884	661,738
Corporate	161,629	152,360	189,178
Eliminations	(424,810)	(349,496)	(301,869)
Total assets	$3,273,017	$3,029,752	$3,070,469

GEOGRAPHIC DATA:

(Dollars in thousands)	Nine Months Ended
NET SALES:	October 1, 2005	% to total	October 2, 2004	% to total
Domestic	$2,712,929	74.4%	$2,613,763	76.1%
International	935,236	25.6%	821,509	23.9%
Total net sales	$3,648,165	100.0%	$3,435,272	100.0%

OPERATING INCOME:	October 1, 2005	% of sales	October 2, 2004	% of sales
Domestic	$321,334	11.8%	$318,618	12.2%
International	73,906	7.9%	61,656	7.5%
Total net sales	$395,240	10.8%	$380,274	11.1%

(Dollars in thousands)	Three Months Ended
NET SALES:	October 1, 2005	% to total	October 2, 2004	% to total
Domestic	$984,485	73.7%	$988,172	75.6%
International	352,169	26.3%	318,409	24.4%
Total net sales	$1,336,654	100.0%	$1,306,581	100.0%

OPERATING INCOME:	October 1, 2005	% of sales	October 2, 2004	% of sales
Domestic	$140,097	14.2%	$142,759	14.4%
International	44,352	12.6%	37,349	11.7%
Total net sales	$184,449	13.8%	$180,108	13.8%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	October 1, 2005	January 1, 2005	October 2, 2004
TOTAL ASSETS:
Domestic	$2,037,169	$1,891,476	$2,014,436
International	1,235,848	1,138,276	1,056,033
Total assets	$3,273,017	$3,029,752	$3,070,469

14.    DERIVATIVE INSTRUMENTS

At October 1, 2005, the Company had various euro currency collars outstanding with a notional amount of $17 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro, various Canadian currency collars outstanding with a notional amount of $18 million, maturing through April 2006 and with values ranging between 1.13 and 1.25 Canadian dollar per U.S. dollar, and various euro currency collars outstanding with a notional amount of 217 million Hong Kong dollars, maturing through December 2006 and with values ranging between 9.10 and 10.09 Hong Kong dollar per euro. The Company had $10 million in euro currency collars at October 2, 2004, and $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004. At the end of the third quarter of 2005, the Company also had forward contracts maturing through September 2006 to sell 16 million euro for $19.0 million, to sell 29 million Canadian dollars for $24.4 million, to sell 5.0 million Pounds Sterling for 7.3 million euro, to sell 20.0 million Canadian dollars for 132.9 million Hong Kong dollars and to sell 10 million euro for 93 million Hong Kong dollars. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were mostly offset at the end of the third quarter of 2005 compared to ($6.2) million at year-end 2004 and approximately ($2.8) million at the end of the third quarter of 2004. The ineffective portion of these trades is recognized currently in earnings and was $0.2 million for the nine months ended October 1, 2005. Approximately $0.6 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 1, 2005. Approximately $0.2 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $1.5 million for the quarter ended October 1, 2005 and $4.0 million for the quarter ended October 2, 2004. The unrealized gain recorded to Cumulative translation adjustment was $53.0 million and $6.6 million of income for the nine months ended October 1, 2005 and October 2, 2004, respectively.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds, both maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The Company received $1.7 million in the quarter ended October 1, 2005 and $0.8 million in the quarter ended October 2, 2004 as an annual settlement for its interest rate swap.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.    SHARE-BASED COMPENSATION

On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related Interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of October 1, 2005, the Company has not changed the terms of any outstanding awards.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award adjusted for actual forfeitures. For stock option awards, no compensation cost was recognized prior to July 3, 2005. If the fair value method had been applied, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Nine Months Ended		Three Months Ended
(All amounts in thousands, except per share data)	(39 Weeks) October 1, 2005	(39 Weeks) October 2, 2004	(13 Weeks) October 1, 2005	(13 Weeks) October 2, 2004
Net income:
As reported	$239,073	$230,908	$113,515	$111,588
Add: Share-based employee compensation expense included in reported net income, net of taxes ($6,336 and $3,248 for the nine months ended and $3,190 and $1,174 for the three months ended, respectively)	11,563	5,980	5,821	2,128
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(19,496)	(21,569)	(5,821)	(7,689)
Pro forma	$231,140	$215,319	$113,515	$106,027

Basic earnings per share:
As reported	$2.24	$2.13	$1.07	$1.04
Pro forma	$2.16	$2.00	$1.07	$1.00
Diluted earnings per share:
As reported	$2.20	$2.10	$1.06	$1.03
Pro forma	$2.14	$1.97	$1.06	$0.99

*

“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($10,683 and $11,716 for the nine months ended October 1, 2005 and October 2, 2004, respectively, and $3,190 and $4,195 for the three months ended October 1, 2005 and October 2, 2004, respectively).

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

	Nine Months Ended
Valuation Assumptions:	October 1, 2005 (Binomial Lattice)	October 2, 2004 (Black-Scholes)
Weighted-average fair value of options granted	$12.92	$12.44
Expected volatility	28.8% to 42%	34%
Weighted-average volatility	29.4%	N/A
Expected term (in years)	5.2	5.2
Dividend yield	0.55%	0.60%
Risk-free rate	3.2% to 4.6%	3.1%
Expected annual forfeiture	9.3%	4.9%

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

A summary of award activity under the stock option plans as of October 1, 2005 and changes during the nine month period, is presented below:

Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 2, 2005	9,012,733	$29.40	7.7
Granted	764,205	40.73
Exercised	(1,167,056)	26.37
Cancelled	(396,063)	33.70
Outstanding at October 1, 2005	8,213,819	$30.68	7.2	$71,328

Exercisable at October 1, 2005	4,368,876	$26.96	6.2	$53,579

The total intrinsic value of options exercised during the nine month periods ended October 1, 2005 and October 2, 2004 were $17.4 million and $25.0 million, respectively. The total intrinsic value of options exercised during the three month periods ended October 1, 2005 and October 2, 2004 were $7.2 million and $9.7 million, respectively.

A summary of the activity for nonvested stock option awards as of October 1, 2005 and changes during the nine month period, is presented below:

Awards	Weighted Average Grant Date Fair Value per Award
Nonvested at January 2, 2005	6,091,135	$11.08
Granted	764,205	12.92
Vested	(2,634,083)	10.40
Cancelled	(376,314)	11.68

Nonvested at October 1, 2005	3,844,943	$11.84

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 1, 2005, there was $23.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.29 years. The total fair value of shares vested during the nine month periods ended October 1, 2005 and October 2, 2004 was $27.4 million and $28.5 million, respectively. The total fair value of shares vested during the three month periods ended October 1, 2005 and October 2, 2004 was $413,000 and $698,000 million, respectively. The following table represents as of October 1, 2005 the share-based compensation costs to be recognized in future periods:

Fiscal Year	Share-Based Compensation Expense (in thousands)
2005	$4,678
2006	13,461
2007	4,364
2008	489
$22,992

16.    RECENT ACCOUNTING PRONOUNCEMENTS

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

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the implementation of FSP FAS No. 13-1 will have a material effect on the results of operations or financial position.

17.    SUBSEQUENT EVENT

On November 3, 2005, the Company announced that it has agreed to purchase 100% of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price is currently estimated to be $34.4 million, consisting of an initial payment of approximately $32.5 million (representing 60% of prAna’s initial valuation) and the retirement of debt at closing (estimated at approximately $1.9 million), plus contingent payments to be determined as a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. Consummation of the transaction is subject to customary closing conditions. The transaction is expected to close in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.

•

Wholesale Apparel consists of women’s and men’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our LIZ CLAIBORNE brand along with our better apparel (CLAIBORNE (men’s), INTUITIONS and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), Special Markets (which is comprised of our mid-tier brands (AXCESS, BELONGINGS, CRAZY HORSE, FIRST ISSUE, LATINA, METROCONCEPTS, TINT and VILLAGER) and moderate department store brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE)), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE, C&C CALIFORNIA and LAUNDRY BY SHELLI SEGAL) businesses, as well as our licensed DKNY® JEANS, DKNY® ACTIVE, and CITY DKNY® businesses. The Wholesale Apparel segment also includes wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific region and the Middle East under our MEXX brand names.

•

Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels.

•

Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 316 outlet stores, 309 specialty retail stores and 620 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL and JUICY COUTURE, as well as our Special Brands outlets which include products from our Special Markets divisions.

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

Competitive Profile

We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our recent success to our ability to identify strategic acquisitions, our ability to grow our existing businesses including the creation of internally developed brands, to our product designs and to our having successfully leveraged our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses.

As a result of macroeconomic pressures, including expectations of higher inflation and interest rates, concerns about a slowing economy and declining consumer confidence, coupled with increasing transportation and energy costs and the impacts of recent hurricanes, we see further pressures on consumer spending. In addition, consumers are migrating away from traditional mall formats and instead turning to national chains and off-priced retailers to stretch their dollars. These issues, when combined with the complexities and unknown impacts of retail consolidation, including the recent Federated Department Stores and May Company mergers and associated integration and transitional activities, the uncertainty regarding the Sears apparel business and internal distractions of certain other retailers, all speak to the multitude of challenges in the sector. As those customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment has adversely impacted our domestic wholesale apparel business, which represents an increasingly smaller portion of our total company. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses and developing strategies to address those businesses that are underperforming to be more responsive to our customers.

Looking forward, we expect that the challenges of our retail partners will continue over the near term and the conservative approach to planning inventory levels will continue to be a major focus. Retailers will turn to wholesalers who can respond quickly to market trends allowing those retailers to maintain lean retail inventory stock levels of faster turning differentiated products. We believe that our technology coupled with our modern business models and evolving supply chain enable us to partner with our customers, to quickly identify and reorder those items that are trending well with customers and appeal to consumers. With our acquisitions and the growth in our mid-tier department store brands, non-apparel businesses and specialty retail businesses, we have diversified and will continue to diversify our operations to leverage the strength of our multi-brand portfolio to meet demands of multiple types of consumers. We have also diversified geographically, with our international operations representing nearly 26% of total Company net sales. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio and evaluate business development opportunities in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives. In summary, our success in the future will depend on our ability to continue to design and execute products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of uncertainty regarding quota for apparel products, and to leverage our technology competencies. We are convinced that a multi-brand, multi-channel strategy speaks to our vision to support future and sustained growth.

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

Overall Results for the Nine Months Ended October 1, 2005

Net Sales

Net sales for the first nine months of 2005 were $3.648 billion, an increase of $212.9 million, or 6.2%, over 2004 nine months net sales, primarily reflecting increases in our Specialty Retail, Cosmetics, MEXX Europe and JUICY COUTURE businesses, partially offset by declines in our LIZ CLAIBORNE Wholesale Apparel business. We continue the disciplined execution of our brand portfolio strategy, under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. Most notably, we have targeted growth in the contemporary and premium denim categories and our international and Specialty Retail businesses. The execution of our portfolio strategy is highlighted by strategic acquisitions, internal brand development, including brand extensions, such as the creation of an international, multi-brand platform, and the extension of our brands into non-apparel categories, both internally and through third party licensing, as well as expansion of our Specialty Retail formats.

Gross Profit and Net Income

Our gross profit improved in the nine months of 2005, resulted from increased sales, continued focus on lower sourcing costs and changing business mix, offsetting gross margin pressure resulting from a challenging retail environment. Our gross profit benefited from the continued growth of our domestic and international Specialty Retail businesses, as each of these businesses run at gross profit rates higher than the Company average, and the reimbursement from a customer of improperly collected markdown allowances. Overall net income increased to $239.1 million in the first nine months of 2005 from $230.9 million in 2004, reflecting the benefit received from our sales and gross profit rate improvements partially offset by increased SG&A.

Balance Sheet

Our financial position continues to be strong. We ended the first nine months of 2005 with a net debt position of $387.8 million as compared to $461.9 million at October 2, 2004. We generated $414.9 million in cash from operations over the past twelve months, which enabled us to fund the first quarter acquisition of C&C California, the purchase of an additional 8.25% of the outstanding minority interest in Lucky Brand, the final payment to acquire Mexx Europe and Mexx Canada, our second quarter 2005 share repurchase of $105.2 million and our capital expenditures of $155.5 million, while decreasing our net debt by $74.1 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $12.5 million.

International Operations

In the first nine months of 2005, sales from our international segment represented 25.6% of our overall sales, compared to 23.9% in the first nine months of 2004. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the recent launch of a number of our current domestic brands in Europe utilizing the Mexx corporate platform. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. For example, the impact of foreign currency exchange rates represented $33.8 million, or 29.7%, of the increase of international sales from the first nine months of 2004. Over the past few years, the euro and the Canadian dollar have strengthened against the U.S. dollar. While this trend has benefited our sales results and earnings in light of the growth of our MEXX Europe and our Canadian businesses, these businesses’ inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have a negative impact on our financial results.

Recent Acquisitions

On November 3, 2005, we announced that we have agreed to purchase 100% of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price is currently estimated to be $34.4 million, consisting of an initial payment of approximately $32.5 million (representing 60% of prAna’s initial valuation) and the retirement of debt at closing (estimated at approximately $1.9 million), plus contingent payments to be determined as a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. Consummation of the transaction is subject to customary closing conditions. The transaction is expected to close in the fourth quarter of 2005.

On January 6, 2005, we acquired 100 percent of the equity interest of C&C California, Inc. (“C&C”). Based in California and founded in 2002, C&C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C&C CALIFORNIA brand. C&C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. We estimate that the aggregate of the contingent payments will be in the range of approximately $20-25 million. The contingent payments will be accounted for as additional purchase price. Based on a preliminary independent third-party valuation of the trademarks, trade names and customer relationships acquired from C&C, $7.5 million of purchase price has been allocated to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having definite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $8.0 million is deemed to have an indefinite life and is subject to an annual test for impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included as the impact of this transaction is not material to the consolidated results of the Company.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the LUCKY BRAND DUNGAREES line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15% of Lucky Brand shares that were owned by the sellers of Lucky Brand for an aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25% based upon a multiple of Lucky Brand’s 2007 earnings. On January 28, 2005, we paid $35.0 million for 8.25% of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2006, 2007 and 2008, we will acquire 1.9%, 1.5% and 1.1% of the equity interest of Lucky Brand for payments of $10.0 million each. We have recorded the present value of fixed amounts owed ($28.2 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. The excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25% minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $20-24 million.

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

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $106-109 million. The contingent payment will be accounted for as additional purchase price. In March 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. Based upon an independent third-party valuation of the tangible and intangible assets acquired from Juicy Couture, $27.3 million of purchase price has been allocated to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment as required by SFAS No. 142.

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

Share-Based Compensation

On July 3, 2005 we adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. We have migrated our equity-based management compensation program toward restricted stock and away from stock options. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related Interpretations in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the third quarter of 2005, we expensed $4.7 million of stock options; we expect a comparable amount to be expensed in the fourth quarter of 2005 and $16.2 million of stock option expense in fiscal 2006. As of October 1, 2005, we expect $23.0 million of unvested stock options to be expensed in future periods.

We changed the valuation model used for estimating the fair value of options granted in the first quarter of 2005, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made in order to provide a better estimate of fair value since the Binomial model is a more flexible analysis to value employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

RESULTS OF OPERATIONS

We present our results of operations, based on the three business segments, which were discussed in the Overview section, as well as on the following geographic basis based on selling location:

•	Domestic: wholesale customers, Company specialty retail and outlet stores located in the United States and our e-commerce sites; and
•	International: wholesale customers and Company specialty retail and outlet stores and concession stores located outside of the United States, primarily in our MEXX Europe and our Canadian operations.

All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis” is presented after applicable intercompany eliminations.

THREE MONTHS ENDED OCTOBER 1, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 2004

The following table sets forth our operating results for the three months ended October 1, 2005 (comprised of 13 weeks) compared to the three months ended October 2, 2004 (comprised of 13 weeks):

	Three months ended		Variance
Dollars in millions	October 1, 2005	October 2, 2004	$	%

Net Sales	$1,336.7	$1,306.6	$30.1	2.3%

Gross Profit	634.5	593.6	40.9	6.9%

Selling, general & administrative expenses	450.2	413.6	36.6	8.9%

Restructuring gain	(0.2)	(0.1)	0.1	110.5%

Operating Income	184.5	180.1	4.4	2.4%

Other income (expense) - net	(0.5)	--	(0.5)	--

Interest (expense) - net	(8.3)	(7.9)	0.4	4.5%

Provision for income taxes	62.2	60.6	1.6	2.6%

Net Income	$113.5	$111.6	$1.9	1.7%

Net Sales

Net sales for the third quarter of 2005 were $1.337 billion, an increase of $30.1 million, or 2.3%, compared to net sales for the third quarter of 2004. The impact of foreign currency exchange rates in our international business was not material to sales during the quarter. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales decreased $19.3 million, or 2.3%, to $837.3 million as a result of:
-

A $35.5 million net decrease across our Wholesale Apparel business (excluding C&C CALIFORNIA), primarily reflecting a 29.2% year-over-year decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing), the discontinuation of our KENNETH COLE womenswear license and decreases in our CRAZY HORSE women’s (resulting from lower unit volume), CLAIBORNE (due to lower unit pricing), ELLEN TRACY (due to lower unit volume and increased retailer support), ENYCE (due to lower unit volume in Specialty Retail stores partially offset by increased unit volume in department stores) and DANA BUCHMAN (due to lower unit volume) businesses, partially offset by the continued growth of our MEXX Europe business, growth in our moderate and mid-tier department store businesses (due to higher unit volume, most notably growth in our EMMA JAMES, J.H. COLLECTIBLES and AXCESS brands and the launch of new brands including TAPEMEASURE, BELONGINGS and TINT), the launch of METROCONCEPTS in the men’s category, continued growth in our JUICY COUTURE business (due to increased customer demand mostly reflected in higher unit volume), and increases in our licensed DKNY® JEANS (due to the addition of new retail customers) and LUCKY BRAND DUNGAREES (due to higher unit pricing and an increase in department store locations within existing customers) businesses; partially offset by

	-	The inclusion of $3.9 million of sales from our recently acquired C&C CALIFORNIA business; and
	-	The reimbursement of $12.3 million from a customer of improperly collected markdown allowances.

•

Wholesale Non-Apparel net sales increased $19.2 million, or 10.7%, to $198.5 million. The increase was due to growth in our LUCKY BRAND, LIZ CLAIBORNE and moderate and mid-tier department store Handbags businesses, our MONET, LUCKY BRAND and SIGRID OLSEN Jewelry businesses, as well as increases in our Cosmetics business (due to continued growth of our LUCKY, CURVE and LIZ fragrances) and the addition of our TINT Jewelry and AXCESS Jewelry and Fashion Accessories businesses.

•

Retail net sales increased $28.9 million, or 11.1%, to $289.8 million primarily driven by a 6.6% comparable store sales increase in our Specialty Retail business (including an 18.1% comparable store sales increase in our LUCKY BRAND DUNGAREES business) and the net addition over the last twelve months of 54 Specialty Retail and 35 Outlet stores, reflecting in part the opening of 18 SIGRID OLSEN, 15 MEXX international, 16 LUCKY BRAND and 5 MEXX USA Specialty Retail stores, and 18 LIZ CLAIBORNE and 19 MEXX Outlet stores in the United States, Canada and Europe. These increases were partially offset by a 5.6% comparable store sales decrease in our Outlet business as a result of reduced levels of customer traffic. Comparable store sales in our Company-operated stores decreased 0.6% overall.

We ended the quarter with a total of 316 Outlet stores, 309 Specialty Retail stores and 620 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.

•	Corporate net sales, consisting of licensing revenue, increased $1.4 million to $11.0 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic net sales decreased by $3.7 million, or 0.4%, to $984.5 million, primarily reflecting the declines in our LIZ CLAIBORNE apparel business, partially offset by continued growth in our JUICY COUTURE apparel and accessories, moderate and our mid-tier department store businesses as well as our Specialty Retail business. International net sales increased $33.8 million, or 10.6%, to $352.2 million. The international increase reflected the results of our MEXX Europe and Canadian businesses.

Gross Profit

Gross profit increased $40.9 million, or 6.9%, to $634.4 million in the third quarter of 2005 over the third quarter of 2004. Gross profit as a percent of net sales increased to 47.5% in 2005 from 45.4% in 2004. The increased gross profit rate reflected the impact of lower sourcing costs, the reimbursement from a customer of improperly collected markdown allowances and a change in the mix of product offerings within our portfolio, primarily reflecting an increased proportion of sales from our MEXX Europe business and our Canadian Retail and domestic Specialty Retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE apparel business, which runs at a lower gross profit rate than the Company average, partially offset by additional liquidation of excess inventory. The impact of foreign currency exchange rates in our international businesses was not material.

Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross margin may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $36.7 million, or 8.9%, to $450.0 million in the third quarter of 2005 over the third quarter of 2004 as a result of:

•	The inclusion of $3.8 million of expenses from our recently acquired C&C CALIFORNIA business and the start-up of internally developed businesses;
•

The inclusion of $6.5 million of expense resulting from the expensing of stock options due to the adoption of SFAS No. 123(R), discussed above as well as the migration of our equity-based management compensation plan primarily to restricted stock;

•

$5.7 million of expense associated with reductions and repositioning of our workforces, primarily in our wholesale apparel brands reflecting efforts necessary to maximize the efficiency of our overhead cost structure;

•	$3.2 million of costs associated with office and distribution center real estate consolidation and the closure of our LIZ CLAIBORNE retail store in London; and
•	A $17.5 million net increase primarily resulting from the expansion of our domestic and international retail businesses.

The SG&A rate in the third quarter as a percent of net sales increased year over year to 33.7% from 31.7%. The increase primarily reflected the impact of expenses described above, in addition to the increased proportion of expenses related to our domestic Specialty Retail and MEXX Europe businesses, which run at higher SG&A rates than the Company average, and reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower SG&A rate than the Company average, partially offset by Company-wide expense control initiatives. The impact of foreign currency exchange rates in our international businesses was not material.

Restructuring (Gain)

In the third quarter 2005 and 2004, we recorded pretax restructuring gains of $221,000 ($143,000 after tax) and $105,000 ($68,000 after tax), respectively. The 2005 gain representing the reversal of the portion of the $9.8 million pretax ($6.5 million after tax) 2004 restructuring reserve (established to cover the costs associated with restructuring of our European business and the closure of our Secaucus, NJ distribution center) that was no longer required due to the completion of the activities associated with the reserve. The 2004 gain represents the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic Specialty Retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income

Operating income for the third quarter of 2005 was $184.5 million (or 13.8% of net sales), compared to $180.1 million (or 13.8% of net sales) in the third quarter of 2004. The impact of foreign currency exchange rates was immaterial in the quarter. The increase in operating income primarily resulted from higher sales, lower sourcing costs and the reimbursement from a customer of improperly collected markdown allowances, partially offset by the inclusion of expenses related to the workforce reductions and real estate consolidations, the inclusion of expenses resulting from the adoption of SFAS No. 123(R) and the shift in our equity-based management compensation plan, increased expenses associated with the expansion of our domestic and international retail businesses and the additional liquidation of excess inventory. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $121.8 million (14.6% of net sales) in 2005 compared to $120.8 million (14.1% of net sales) in 2004, principally reflecting increased profits in our MEXX Europe business, growth in our moderate department store businesses, mostly offset by reduced profits in our LIZ CLAIBORNE business as a result of the lower sales discussed above, as well as reduced profits in our ENYCE, CRAZY HORSE women’s, CLAIBORNE men’s, ELLEN TRACY and SIGRID OLSEN businesses;

•

Wholesale Non-Apparel operating income was $49.1 million (24.7% of net sales) in 2005 compared to $41.0 million (22.9% of net sales) in 2004, principally due to increased profits in our Cosmetics business, LIZ CLAIBORNE and LUCKY BRAND Handbags businesses, and MONET, SIGRID OLSEN and LUCKY BRAND Jewelry businesses as well as the addition of our TINT and AXCESS Jewelry businesses, partially offset by reduced profits in our LIZ CLAIBORNE Fashion Accessories and Jewelry businesses;

•

Retail operating income was $5.3 million (1.8% of net sales) in 2005 compared to $10.8 million (4.1% of net sales) in 2004, principally reflecting reduced profits in our Outlet business, partially offset by increased profits in our LUCKY BRAND DUNGAREES business; and

•

Corporate operating income, primarily consisting of licensing operating income, increased $0.7 million to $8.2 million as a result of revenues from our new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic operating profit decreased slightly to $140.1 million, predominantly reflecting reduced profits in our LIZ CLAIBORNE business, mostly offset by increased profitability in our Cosmetics, Wholesale and LUCKY BRAND DUNGAREES Retail businesses as well as increased profits in our moderate department store businesses. International operating profit increased $7.0 million to $44.4 million, primarily related to the increased profitability of our European business.

Other Expense - net

In 2005, other expense - net was mostly comprised of $0.4 million of minority interest expense. In 2004, other expense - net was comprised of $0.5 million of minority interest expense, mostly offset by other non-operating income. (See “Commitments and Capital Expenditures” for discussion of the purchase of the remaining Lucky Brand minority interest.)

Interest Expense - net

Interest expense - net in the third quarter of 2005 was $8.3 million compared to $7.9 million in the third quarter of 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.

Provision for Income Taxes

The income tax rate was 35.4% in the third quarter of 2005 and 35.2% in the prior year.

Net Income

Net income in the third quarter of 2005 increased to $113.5 million from $111.6 million in the third quarter of 2004, both of which were 8.5% of net sales. Diluted earnings per common share (“EPS”) increased to $1.06 in 2005, from $1.03 in 2004, a 2.9% increase.

Average diluted shares outstanding decreased by 1.2 million shares to 107.3 million in the third quarter of 2005 on a period-to-period basis, as a result of share repurchases, partially offset by the exercise of stock options and the effect of dilutive securities.

NINE MONTHS ENDED OCTOBER 1, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 2004

The following table sets forth our operating results for the nine months ended October 1, 2005 (comprised of 39 weeks) compared to the nine months ended October 2, 2004 (comprised of 39 weeks):

	Nine months ended		Variance
Dollars in millions	October 1, 2005	October 2, 2004	$	%

Net Sales	$3,648.2	$3,435.3	$212.9	6.2%

Gross Profit	1,722.1	1,584.0	138.1	8.7%

Selling, general & administrative expenses	1,327.1	1,203.8	123.3	10.2%

Restructuring gain	(0.2)	(0.1)	0.1	110.5%

Operating Income	395.2	380.3	14.9	3.9%

Other income (expense) – net	(1.5)	(1.5)	--	--

Interest (expense) – net	(23.6)	(22.4)	(1.2)	(5.5%	)

Provision for income taxes	131.0	125.5	5.5	4.4%

Net Income	$239.1	$230.9	$8.2	3.5%

Net Sales

Net sales for the first nine months of 2005 were $3.648 billion, an increase of $212.9 million, or 6.2%, compared to the first nine months of 2004. Approximately $33.8 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales increased $33.6 million, or 1.5%, to $2.300 billion as a result of:
	-	The inclusion of $12.3 million of sales from our acquired C&C CALIFORNIA business;
	-	A $16.6 million increase resulting from the impact of foreign currency exchange rates in our international businesses;
	-	The reimbursement of $12.3 million from a customer of improperly collected markdown allowances; and
-

A $7.6 million net decrease across our other Wholesale Apparel businesses, primarily reflecting a 19.1% year-over-year decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing), decreases in our ELLEN TRACY (due to lower unit volume and increased retailer support), CRAZY HORSE women’s (due to lower demand), ENYCE (due to lower unit volume in Specialty Retail stores partially offset by increased unit volume in department stores), and the discontinuation of our KENNETH COLE womenswear license, partially offset by the continued growth of our JUICY COUTURE business (due to increased customer demand mostly reflected in higher unit volume), and increases in our MEXX Europe, licensed DKNY® JEANS (due to the addition of new retail customers), LUCKY BRAND DUNGAREES (due to increased customer demand and an increase in department store locations), moderate and mid-tier department store (due to higher unit volume) and LIZ CLAIBORNE Canada businesses.

•

Wholesale Non-Apparel net sales increased by $67.4 million, or 16.5%, to $476.5 million. The increase was primarily due to increases in our Cosmetics business (due to the launch of our LIZ fragrance and continued growth of our REALITIES and LUCKY fragrances), our JUICY COUTURE and LUCKY BRAND Fashion Accessories businesses, our moderate and mid-tier, JUICY COUTURE, LUCKY BRAND, SIGRID OLSEN and LIZ CLAIBORNE Handbags businesses, and our MONET, LIZ CLAIBORNE, LUCKY BRAND, licensed KENNETH COLE and SIGRID OLSEN Jewelry businesses, as well as the addition of our FIRST ISSUE Handbags, AXCESS Jewelry and Fashion Accessories and TINT Jewelry businesses. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

•	Retail net sales increased $106.8 million, or 14.6%, to $839.8 million as a result of:
	-	A $16.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
-

A $90.1 million net increase primarily driven by higher comparable store sales in our Specialty Retail business (including a 25.7% comparable store sales increase in our LUCKY BRAND DUNGAREES business) and the net store openings mentioned above.

Comparable store sales in our Company-operated stores increased by 1.2% overall, driven by a 10.6% increase in our Specialty Retail business, partially offset by a 5.5% decrease in our Outlet business as a result of reduced levels of customer traffic.

•

Corporate net sales, consisting of licensing revenue, increased $5.1 million to $31.7 million as a result of revenues from new licenses and growth from our existing license portfolio, primarily growth in LIZ CLAIBORNE branded items.

Viewed on a geographic basis, Domestic net sales increased by $99.2 million, or 3.8%, to $2.713 billion, reflecting the continued growth in our JUICY COUTURE apparel and accessories, LUCKY BRAND DUNGAREES and DKNY® Jeans businesses, partially offset by declines in our LIZ CLAIBORNE business. International net sales increased $113.7 million, or 13.8%, to $935.2 million. The international increase principally reflected the results of our MEXX Europe and Canadian businesses; approximately $33.8 million of this increase was due to the impact of currency exchange rates.

Gross Profit

Gross profit increased $138.1 million, or 8.7%, to $1.722 billion in the first nine months of 2005 over the first nine months of 2004, partially reflecting a $19.2 million increase due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses in addition to the reimbursement of $12.3 million from a customer of improperly collected markdown allowances. Gross profit as a percent of net sales increased to 47.2% in 2005 from 46.1% in 2004. The increased gross profit rate reflected the positive impact of lower sourcing costs and a change in the mix of product offerings within our portfolio, primarily reflecting an increased proportion of sales from our MEXX Europe, Canadian retail and domestic Specialty Retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower gross profit rate than the Company average, partially offset by additional liquidation of excess inventory.

Selling, General & Administrative Expenses

SG&A increased $123.3 million, or 10.2%, to $1.327 billion in the first nine months of 2005 over the first nine months of 2004 as a result of:

•	An $9.3 million increase from the recent acquisition of C&C CALIFORNIA business and the start-up of internally developed businesses;
•	A $17.1 million increase resulting from the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses;
•	The inclusion of an additional $9.3 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in our equity-based management compensation plan;
•

The inclusion of $5.7 million of expenses associated with reductions and repositioning of our workforces, primarily in our wholesale apparel brands reflecting efforts necessary to maximize the efficiency of our overhead cost structure;

•	The inclusion of $3.2 million of costs associated with office and distribution center real estate consolidation and the closure of our LIZ CLAIBORNE retail store in London; and
•	A $78.7 million net increase primarily resulting from the expansion of our domestic and international retail businesses.

The SG&A rate in the first nine months of 2005 as a percent of net sales increased year over year to 36.4% from 35.0%. The increased rate primarily reflected the impact of expenses described above, in addition to the increased proportion of expenses related to our domestic Specialty Retail and MEXX Europe businesses, which run at higher SG&A rates than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower SG&A rate than the Company average, partially offset by Company-wide expense control initiatives.

Restructuring (Gain)

In the first nine months of 2005 and 2004, we recorded pretax restructuring gains of $221,000 ($143,000 after tax) and $105,000 ($68,000 after tax), respectively. The 2005 gain representing the reversal of the portion of the $9.8 million pretax ($6.5 million after tax) 2004 restructuring reserve (established to cover the costs associated with restructuring of our European business and the closure of our Secaucus, NJ distribution center) that was no longer required due to the completion of the activities associated with the reserve. The 2004 gain represents the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic Specialty Retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income

Operating income in the first nine months of 2005 was $395.2 million, an increase of $15.0 million, or 3.9%, over 2004. The increase in operating income primarily resulted from higher sales, lower sourcing costs, the reimbursement of $12.3 million from a customer of improperly collected markdown allowances and a $2.0 million increase due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses, partially offset by the inclusion of $8.9 million of expenses primarily related to workforce reductions and office and distribution center real estate consolidations and the inclusion of $9.3 million of expenses resulting from the adoption of SFAS No. 123 (R) and the shift in our equity-based management compensation plan. Operating income as a percent of net sales decreased to 10.8% in the first nine months of 2005 compared to 11.1% in 2004. The decrease in operating income as a percent of sales primarily resulted from continued investment in the expansion of our domestic and international retail businesses and the additional liquidation of excess inventory. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $270.7 million (11.8% of net sales), an increase of $0.4 million in the first nine months of 2005, compared to $270.3 million (11.9% of net sales) in 2004, principally reflecting increased profits in our MEXX Europe, JUICY COUTURE, moderate and mid-tier department store, and licensed DKNY® JEANS businesses, as well as the favorable impact of the discontinuation of our KENNETH COLE womenswear license, mostly offset by reduced profits in our LIZ CLAIBORNE business, as a result of the lower sales discussed above, and in our ELLEN TRACY, CRAZY HORSE women’s, CLAIBORNE men’s, ENYCE and SIGRID OLSEN businesses;

•

Wholesale Non-Apparel operating income increased by $18.5 million to $75.7 million (15.9% of net sales) in the first nine months of 2005 compared to $57.2 million (14.0% of net sales) in 2004, principally due to increased profits in our Cosmetics, JUICY COUTURE and LUCKY BRAND Fashion Accessories businesses, moderate and mid-tier, LUCKY BRAND and LIZ CLAIBORNE Handbags businesses and SIGRID OLSEN, MONET, LUCKY BRAND and licensed KENNETH COLE Jewelry businesses, as well as the addition of our TINT jewelry and AXCESS Jewelry and Fashion Accessories businesses, partially offset by reduced profits in our LIZ CLAIBORNE Fashion Accessories and Jewelry businesses;

•

Retail operating income was $24.4 million (2.9% of net sales) in 2005 compared to $31.8 million (4.3% of net sales) in 2004, principally reflecting reduced profits in our Outlet, MEXX Europe and LIZ CLAIBORNE Europe businesses, in addition to increased costs associated with building a multi-brand platform in Europe, partially offset by increased profits in our LUCKY BRAND DUNGAREES and MEXX Canada businesses; and

•	Corporate operating income, primarily consisting of licensing operating income, increased $3.4 million to $24.4 million in 2005 compared to $21.0 million in 2004.

Viewed on a geographic basis, Domestic operating profit increased by $2.7 million, or 0.9%, to $321.3 million, predominantly reflecting increased profits in our Cosmetics business, LUCKY BRAND DUNGAREES Retail businesses, as well as our moderate and mid-tier department store businesses, partially offset by reduced profits in our LIZ CLAIBORNE business. International operating profit increased $12.2 million, or 19.8% to $73.9 million; the international increase reflected increased profitability at our European wholesale apparel and Canadian retail businesses.

Other Expense - net

In 2005, other expense - net was primarily comprised of $1.4 million of minority interest expense. In 2004, other expense - net was comprised of $2.6 million of minority interest expense, partially offset by other non-operating income. (See “Commitments and Capital Expenditures” for discussion of the purchase of the remaining Lucky Brand minority interest.)

Interest Expense - net

Interest expense - net in the first nine months of 2005 was $23.6 million, compared to $22.4 million in the first nine months of 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $2.1 million and $0.8 million of interest income in 2005 and 2004, respectively.

Provision for Income Taxes

The income tax rate was 35.4% in the first nine months of 2005 and 35.2% in the prior year.

Net Income

Net income in the first nine months of 2005 increased to $239.1 million, or 6.6% of net sales, from $230.9 million, or 6.7% of net sales, in the first nine months of 2004. Diluted EPS increased 4.8% to $2.20 in 2005, from $2.10 in 2004.

Average diluted shares outstanding decreased by 1.4 million shares to 108.6 million in the first nine months of 2005 on a year-to-year basis as a result of the impact of share repurchases, partially offset by the exercise of stock options and the effect of dilutive securities.

FORWARD OUTLOOK

These forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below. All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases.

Fourth Quarter 2005

For the fourth quarter of 2005, we are forecasting flat sales, an operating margin in the range of 10.5-10.9% and EPS in the range of $0.70-$0.74, including the impact, which we estimate will be approximately $0.04 per share, resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation toward restricted stock and away from stock options. This shift toward restricted stock should ultimately reduce dilution and enhance shareholder value, as we expect that fewer shares will be used for equity-based compensation purposes than in prior years. Foreign currency exchange rates are expected to negatively impact fourth quarter sales growth by approximately 2% and fourth quarter EPS by $0.01.

•

In our Wholesale Apparel segment, we expect fourth quarter 2005 net sales to decrease in the range of 4-6%, primarily reflecting an approximate 25% decrease in our domestic LIZ CLAIBORNE business, decreases in our ELLEN TRACY, SIGRID OLSEN, CLAIBORNE, CRAZY HORSE and VILLAGER businesses and the impact of the discontinuation of our licensed KENNETH COLE womenswear business, partially offset by the acquisition of C&C California as well as increases in our MEXX Europe, J.H. COLLECTIBLES, DANA BUCHMAN, AXCESS men’s, EMMA JAMES, LUCKY BRAND and FIRST ISSUE businesses, as well as the addition of our TINT, METROCONCEPTS, BELONGINGS and TAPEMEASURE businesses.

•	In our Wholesale Non-Apparel segment, we expect fourth quarter 2005 net sales to increase in the range of 2-4%, driven by increases across all product categories.
•

In our Retail segment, we expect fourth quarter 2005 net sales to increase in the range of 10-12%, primarily driven by increases in our MEXX Europe, LUCKY BRAND, SIGRID OLSEN and LIZ CLAIBORNE Canada businesses.

•	We expect fourth quarter 2005 licensing revenue to be up 10% compared to 2004.

Fiscal 2005

For fiscal 2005, we are adjusting our sales guidance to an increase of 4.5%, our operating margin guidance to a range of 10.7-10.9% and our EPS guidance to a range of $2.90-$2.94, reflecting the challenging retail environment. This includes the impact, which we estimate will be approximately $0.10 per share, resulting from the adoption of SFAS No. 123(R) and the shift in our equity-based management compensation plan. We do not expect foreign currency exchange rates in our international businesses to have a material impact on full year 2005 results. We are estimating that our capital and in-store expenditures will approximate $160 million in 2005.

Fiscal 2006

As suggested earlier, factors in the macroeconomic environment combined with the uncertain impact of retailer consolidations in the United States work to restrict our visibility for the coming year. At this time, we can see a low single digit sales increase and 2006 EPS in a broad range between $2.90 and $3.05. This includes the impact, which we estimate will be approximately $0.20 per share, resulting from the adoption of SFAS No. 123(R) and the shift in our equity-based management compensation plan. Foreign currency exchange rates are expected to negatively impact 2006 sales growth by approximately 1%. We expect that our capital and in-store expenditures will be in the $165-$175 million range, which includes opening approximately 100-125 new stores. Our projections also include a sales decrease of about $50 million, which results in a decrease in earnings per share of approximately $0.07-$0.08, associated with the 82 department store locations currently identified by Federated Department Stores for closure.

As these macroeconomic issues play out over the next several months, and as there is greater clarity around the implications of retailer consolidation and their shifting strategies, we would expect to be able to refine our financial estimates for 2006. This outlook assumes no change in our business relationship with Lord & Taylor and Sears.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, investment in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, the Company will require cash to fund any repurchase of Company stock under its previously announced share repurchase program. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of November 2, 2005, the Company had $218.0 million remaining in buyback authorization under the program.

Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the “Eurobonds”) to fund the initial payment in connection with our acquisition of MEXX Europe. Our Eurobonds are scheduled to mature in August 2006 and we have the intention and ability to refinance the debt in 2006. These bonds are designated as a hedge of our net investment in MEXX (see Note 2 of Notes to Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months’ liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2005 vs. 2004

Cash and Debt Balances. We ended the first nine months of 2005 with $150.4 million in cash and marketable securities, compared to $134.4 million at October 2, 2004 and $393.4 million at January 1, 2005, and with $538.9 million of debt outstanding compared to $596.3 million at October 2, 2004 and $540.6 million at January 1, 2005. The $74.1 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the year of $414.9 million and the effect of foreign currency translation on our Eurobond, which reduced our debt balance by $12.5 million, partially offset by $155.5 million for capital and in-store expenditures, $105.2 million in share repurchases, the 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date) required final contingent payment to complete the purchase of MEXX Canada, the $35 million payment to Lucky Brand shareholders to purchase an additional 8.25% interest in Lucky Brand, and the $29.3 million payment made related to the acquisition of C&C. We ended the third quarter of 2005 with $2.004 billion in stockholders’ equity, giving us a total debt to total capital ratio of 21.2% compared to $1.745 billion in stockholders’ equity last year with a debt to total capital ratio of 25.5% and $1.812 billion in stockholders’ equity at year-end with a debt to total capital ratio of 23.0%.

Accounts Receivable was essentially unchanged at the end of the third quarter of 2005 compared to the end of the third quarter of 2004. The impact of foreign currency exchange rates in our international businesses was not material. Accounts receivable increased $252.4 million, or 58.4%, at October 1, 2005 compared to January 1, 2005 due primarily to the timing of shipments in our domestic operations, partially offset by the impact of foreign currency exchange rates in our international businesses.

Inventories increased $15.2 million, or 2.5%, at the end of first nine months 2005 compared to the end of first nine months 2004. New business initiatives added $16.2 million to our inventory levels. The continuing expansion of our Specialty Retail business added $21.1 million to our inventory levels. The impact of currency exchange rates in our international businesses was not material.

Inventories increased by $95.6 million, or 17.7%, compared to January 1, 2005, primarily due to the impact of the continuing expansion of our Specialty Retail business and new businesses, partially offset by a shift in timing of our current season and in-transit inventories within our wholesale businesses and the impact of foreign currency exchange rates in our European businesses.

Our average inventory turnover rate was 4.4 times for the twelve-month period ended October 1, 2005 and 4.5 for the twelve-month periods ended October 2, 2004 and January 1, 2005.

Borrowings under our revolving credit facility and other credit facilities peaked at $149.7 million during the nine months of 2005; at the end of the nine months of 2005, our borrowings under these facilities were $110.8 million.

Net cash used in operating activities was $2.2 million in the nine months of 2005, compared to $40.2 million provided in the nine months of 2004. This $42.4 million decrease in cash flow was primarily due to a $356.1 million use of cash for working capital in 2005 compared to a $297.1 million use of cash for working capital in 2004, driven primarily by changes in accounts payable due to timing of payments and accrued expenses due to the payment of certain employment-related obligations, partially offset by changes in our accounts receivable and inventory balances.

Net cash used in investing activities was $203.4 million in the nine months of 2005 compared to $294.1 million in 2004. Net cash used in the first nine months of 2005 primarily reflected payments of $105.1 million for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of additional Lucky Brand shares and payments of $29.3 for the acquisition of C&C. Net cash used in the nine months of 2004 was primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe and $96.0 million for capital and in-store expenditures.

Net cash used in financing activities was $38.0 million in the first nine months of 2005, compared to $43.3 million provided in the first nine months of 2004. The $81.3 million decrease primarily reflected a reduction in commercial paper borrowings, partially offset by an increase in short-term borrowings.

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

•

Under the Segrets acquisition agreement, we may elect, or be required, to purchase the minority interest shares in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2005, it would fall in the range of $2-4 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•

The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. We estimate that if the 2005 measurement year were selected, the Juicy Couture contingent payment in 2006 would be in the range of $106-109 million. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75% of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85% of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances.

•

The C&C acquisition agreement provides for contingent payments based upon a multiple of C&C’s earnings in fiscal years 2007, 2008 and 2009. Contingent payments in aggregate are estimated by the Company to be in the range of approximately $20-25 million. The contingent payments will be accounted for as additional purchase price.

•	We are estimating that our capital and in-store expenditures will approximate $160 million in 2005.

Financing Arrangements

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements). Our Eurobonds are scheduled to mature in August 2006 and we have the intention and ability to refinance the debt in 2006.

On October 17, 2003, we entered into a $375 million, 364-day unsecured financing commitment under a bank revolving credit facility, replacing the existing $375 million, 364-day unsecured credit facility scheduled to mature in October 2003, and on October 21, 2002, we received a $375 million, three-year bank revolving credit facility. The aforementioned bank facilities replaced an existing $750 million bank facility which was scheduled to mature in November 2003. The three-year facility included a $75 million multi-currency revolving credit line, which permitted the Company to borrow in U.S. dollars, Canadian dollars and euro. At October 2, 2004, the Company had $126.0 million of borrowings outstanding under the Agreement at an average interest rate of 2.0%. The carrying amount of borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At October 1, 2005, we had $27.9 million debt outstanding under the Agreement.

As of October 1, 2005, January 1, 2005 and October 2, 2004, we had lines of credit aggregating $569 million, $551 million and $568 million, respectively, which were primarily available to cover trade letters of credit. At October 1, 2005, January 1, 2005 and October 2, 2004, we had outstanding trade letters of credit of $245 million, $310 million and $322 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries have unsecured lines of credit totaling approximately $151.7 million (based on the exchange rates as of October 1, 2005), which is included in the aforementioned $569 million available lines of credit. As of October 1, 2005, a total of $110.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 2.8%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2005 and 2006. These lines are guaranteed by the Company. Most of our debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.

Off-Balance Sheet Arrangements

On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75% of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with us or any of our employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A expense in the Consolidated Statements of Income.

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

Hedging Activities

At October 1, 2005, we had various euro currency collars outstanding with a notional amount of $17 million, maturing through December 2005 and with values ranging between 1.20 and 1.38 U.S. dollar per euro, and various Canadian currency collars outstanding with a notional amount of $18 million, maturing through April 2006 and with values ranging between 1.13 and 1.25 Canadian dollar per U.S. dollar, and various euro currency collars outstanding with a notional amount of 217 million Hong Kong dollars, maturing through December 2006 and with values ranging between 9.10 and 10.09 Hong Kong dollar per euro. We had $10 million in euro currency collars at October 2, 2004, and $53 million in euro currency collars and $27 million in Canadian currency collars at year-end 2004. At the end of the third quarter of 2005, we also had forward contracts maturing through September 2006 to sell 16 million euro for $19.0 million, to sell 29 million Canadian dollars for $24.4 million, to sell 5.0 million Pounds Sterling for 7.3 million euro, to sell 20.0 million Canadian dollars for 132.9 million Hong Kong dollars and to sell 10 million euro for 93 million Hong Kong dollars. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were mostly offset at the end of the third quarter of 2005 compared to ($6.2) million at year-end 2004 and approximately ($2.8) million at the end of the third quarter of 2004. The ineffective portion of these trades is recognized currently in earnings and was $0.2 million for the nine months ended October 1, 2005. Approximately $0.6 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the nine months ended October 1, 2005. Approximately $0.2 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $1.5 million for the quarter ended October 1, 2005 and $4.0 million for the quarter ended October 2, 2004. The unrealized gain recorded to Cumulative translation adjustment was $53.0 million and $6.6 million of income for the nine months ended October 1, 2005 and October 2, 2004, respectively.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds, both maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting was August 7, 2004 and will be reset each six-month period thereafter until maturity. We received $1.7 million in the quarter ended October 1, 2005 and $0.8 million in the quarter ended October 2, 2004 as an annual settlement for our interest rate swap.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

Accounts Receivable - Trade, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable - trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable - trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine months ended October 1, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current-period earnings or, in the case of the swaps, in connection with the synthetic lease, if any, to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

Occasionally, we purchase short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A expenses in current period earnings immediately.

Share-Based Compensation

SFAS No. 123(R) “Share-Based Payment” requires the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On October 6, 2005 the FASB issued FASB Staff Position (“FSP”) FAS No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We do not expect that the implementation of FSP FAS No. 13-1 will have a material effect on the results of operations or financial position.

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
-

the effect that consolidation, and the uncertainty resulting therefrom, among our larger customers, such as the recent merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;

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

Management and Employee Risks

•	Risks associated with the Company’s providing for the succession of senior management;
•	The Company’s ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;
•	The Company’s ability to hire and train qualified retail management and associates; and

•

Risks associated with any significant disruptions in the Company’s relationship with its employees, including union employees, and any work stoppages by the Company’s employees, including union employees.

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

We do not speculate on the future direction of interest rates. As of October 1, 2005, January 1, 2005 and October 2, 2004 our exposure to changing market rates was as follows:

Dollars in millions	October 1, 2005	January 1, 2005	October 2, 2004
Variable rate debt	$110.8	$56.1	$154.6
Average interest rate	2.8%	2.7%	2.1%

Notional amount of interest rate swap	$210.7	$237.2	$216.9
Current implied interest rate	5.74%	5.68%	5.74%

A ten percent change in the average rate would have resulted in a $1.2 million change in interest expense during the nine months of 2005.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines, euro interest rate swap and commercial paper program expose us to market risk for changes in interest rates. As of October 1, 2005, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

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

At October 1, 2005, January 1, 2005 and October 2, 2004, we had outstanding foreign currency collars with notional amounts aggregating to $63 million, $80 million and $10 million, respectively. We had forward contracts aggregating to $81.3 million at October 1, 2005, $45 million at January 1, 2005 and $60 million at October 2, 2004. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were mostly offset at October 1, 2005, ($6.2) million at January 1, 2005 and approximately ($2.8) million at October 2, 2004. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $12.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $9.7 million. Any resulting changes in the fair value would be offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of October 1, 2005:

Currency in thousands	U.S. Dollar Amount	Euro Amount	Hong Kong Dollar Amount	Contract Rate	Unrealized Gain (Loss)
Forward Contracts:
Euro	$19,000			1.2010 to 1.2755	$9
Euro			93,000	0.1037 to 0.1049	182
Canadian Dollars	24,371			0.8183 to 0.8592	(690)
Canadian Dollars			132,926	0.1500 to 0.1508	(150)
Pounds Sterling		7,313		0.6778 to 0.6932	(13)

Foreign Exchange Collar Contracts:
Euro	$17,000			1.2000 to 1.3753	$542
Euro			217,000	0.0991 to 0.1099	155
Canadian Dollars	18,016			0.8000 to 0.8850	(79)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2005:

Currency in thousands	U.S. Dollar Amount	Contract Rate	Unrealized Gain (Loss)
Forward Contracts:
Euro	$43,000	1.2197 to 1.3234	$(3,758)
Canadian Dollars	1,664	0.8310 to 0.8314	2

Foreign Exchange Collar Contracts:
Euro	$53,000	1.2000 to 1.3753	$(2,123)
Canadian Dollars	26,625	0.8000 to 0.8484	(337)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of October 2, 2004:

Currency in thousands	U.S. Dollar Amount	Euro Amount	Contract Rate	Unrealized Gain (Loss)
Forward Contracts:
Euro	$56,000		1.0665 to 1.2650	$(2,852)
Pounds Sterling		2,958	0.6771 to 0.6799	5

Foreign Exchange Collar Contracts:
Euro	$10,000		1.1900 to 1.2800	$7

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of October 1, 2005, and has concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the quarter ended October 1, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)

January 2, 2005 - January 29, 2005	--		$--	N/A	$101,516
January 30, 2005 - March 5, 2005	--		$--	N/A	$101,516
March 6, 2005 - April 2, 2005	7.5	(1)	$40.79	N/A	$101,516
April 3, 2005 - April 30, 2005	139.0		$35.06	139.0	$96,642
May 1, 2005 - June 4, 2005	2,689.5		$37.29	2,689.5	$246,351	(3)
June 5, 2005 - July 2, 2005	--		$--	N/A	$246,351
July 3, 2005 - July 30, 2005	--		$--	N/A	$246,351
July 31, 2005 - September 3, 2005	--		$--	N/A	$246,351
September 4, 2005 - October 1, 2005	--		$--	N/A	$246,351

Total nine months	2,836.0		$37.19	2,828.5	$246,351

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(2)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $1.925 billion. As of October 1, 2005, the Company had $246.4 million remaining in buyback authorization under its program.

(3)

On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its Common Stock for cash in open market purchases and privately negotiated transactions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10	Form of Section 162(m) Long Term Performance Plan Agreement.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:	November 4, 2005

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa	By:	/s/ Elaine H. Goodell
	MICHAEL SCARPA		ELAINE H. GOODELL
	Senior Vice President, Finance & Distribution and Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)