Form 10-K
period 2005-12-31
CLAIBORNE LIZ INC
filed 2006-03-01
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 1-10689

LIZ CLAIBORNE, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-354-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based upon the closing sale price on the New York Stock Exchange composite tape on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 2, 2005, the aggregate market value of the registrant’s Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $4,231,694,847. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of February 17, 2006: 105,127,556 shares.

Documents Incorporated by Reference:

Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 18, 2006-Part III.

PART I

Item 1. Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Liz Claiborne, Inc. designs and markets an extensive portfolio of branded women’s and men’s apparel, accessories and fragrance products. Our diverse portfolio of quality brands, available domestically and internationally via wholesale and retail channels, consistently meets the widest range of consumers’ fashion needs, from classic to contemporary, active to relaxed and denim to streetwear.

Our global reach is one of the broadest in the apparel industry, with merchandise available at more than 30,000 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 338 specialty retail formats, 646 concessions, 321 outlet and 10 e-commerce sites. Our brands include AXCESS, BELONGINGS, BORA BORA, C & C CALIFORNIA, CITY UNLTD., CLAIBORNE, CRAZY HORSE, CURVE, DANA BUCHMAN, ELISABETH, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, JUICY COUTURE, KENZIE, KENZIEGIRL, LAUNDRY BY SHELLI SEGAL, LIZ, LIZ CLAIBORNE, LUCKY BRAND JEANS, MAC & JAC, MAMBO, MARVELLA, METROCONCEPTS, MEXX, MONET, MONET 2, prAna, REALITIES, RHYTHM & BLUES, SIGRID OLSEN, SOUL, SPARK, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, and YZZA. In addition, Liz Claiborne, Inc. holds the exclusive, long-term license to produce and sell men’s and women’s collections of DKNY® JEANS and DKNY® ACTIVE in the Western Hemisphere. The Company also has the exclusive license to produce jewelry under the KENNETH COLE NEW YORK and REACTION KENNETH COLE brand names.

Over the last five years, our sales have grown to $4.848 billion in 2005 from $3.448 billion in 2001. This growth has been largely a result of our acquisitions and organic growth as we execute our multi-brand, multi-channel, multi-geography diversification strategy under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. In implementing this strategy, we transform our acquisitions and internally developed businesses into lifestyle brands, extending their offerings into a broad range of apparel and non-apparel categories. Our revenue growth over the five-year period also reflects the growth of our moderate and mid-tier businesses, which sell products at prices lower than our better-priced offerings, and our non-apparel businesses, as well as continued growth in our retail businesses. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography including by our extension of acquired brands into a broad range of apparel and non-apparel categories. The following table sets forth select information with respect to our recent acquisitions:

Business:	Year Acquired:
LUCKY BRAND DUNGAREES	1999
LAUNDRY BY SHELLI SEGAL	1999
SIGRID OLSEN	1999
MONET	2000
MEXX (Europe)	2001
MEXX (Canada)	2002
ELLEN TRACY	2002
JUICY COUTURE	2003
ENYCE	2003
C & C CALIFORNIA	2005
prAna	2005
MAC & JAC	2006

We acquired Skylark Sport Marketing Corporation (on November 18, 2005), a privately-held company which offers climbing, yoga and outdoor/active lifestyle apparel and accessories under the prAna trademark, and Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited (on January 26, 2006), two privately-held companies which collectively offer men’s and women’s apparel and accessories under the MAC & JAC, KENZIE and KENZIE GIRL trademarks. We expect to continue to pursue our acquisition strategy, seeking out opportunities that are financially attractive and involve manageable execution risks. For a discussion of our recent acquisitions, see Notes 2 and 3 of Notes to Consolidated Financial

Statements.

International sales have come to represent an increasingly larger part of our total sales. Over the past five years, international sales as a percentage of our total sales have been as follows: 12.1% in 2001, 18.3% in 2002, 22.1% in 2003, 24.4% in 2004 and 26.0 % in 2005. The growth in our international business has been the result of our acquisitions of MEXX Europe and MEXX Canada and, to a lesser extent, MONET, and the subsequent growth of these acquired businesses and the impact of currency fluctuation, as well as the introduction of certain of our United States based brands into Europe and Canada.

We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to grow our existing businesses including the creation of internally developed brands, as well as the continued expansion of our retail businesses, to our product designs and to our leveraging competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. As we announced in February 2006, we are in the process of streamlining our operations to increase efficiency in managing our multi-brand and multi-channel portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands. For a discussion of these changes, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile,” below.

Our success in the future will depend on our ability to continue to design and execute products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of uncertainty regarding quota for apparel products, and to leverage our technology competencies. For a discussion of certain risks relating to our business, see “Item 1A – Risk Factors” below. For a discussion of certain risks that may arise in connection with the elimination of quota, see “Imports and Import Restrictions” below.

Our principal executive offices are located in New York City, although we maintain sales operations on a global basis, in Los Angeles, The Netherlands and Canada.

As used herein, the terms “Company”, “we”, “us” and “our” refer to Liz Claiborne, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Business Segments

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. We also license to third parties the right to produce and market products bearing certain Company-owned trademarks. See Note 21 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Wholesale Apparel. This segment consists of women’s, men’s and children’s apparel designed, marketed, produced and sold worldwide under various trademarks that we own, or license from third-party owners. Substantially all products in each sportswear collection are sold at retail as separate items. Products in the Wholesale Apparel segment are offered in a wide range of apparel markets, including the “active”, “better” priced, “bridge” (which includes the market between “better” priced and “designer” priced”), “contemporary”, “denim/streetwear”, and the moderate department store and mid-tier markets. In addition to wholesale distribution, certain of the brands in this segment are sold direct to consumer, including through Company-operated retail stores. See Retail, below. This segment includes the following businesses, each of which presented between two and four seasonal collections during 2005.

Active:

Our DKNY® ACTIVE business offers junior’s, men’s and women’s activewear under the DKNY® ACTIVE trademark and logo for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.

Our prAna business, acquired in November 2005, offers men’s and women’s sportswear, performance tops and bottoms, and accessories, primarily sold in outdoor and specialty retailers throughout the United States and in Canada, Europe and Japan. For a discussion of our acquisition of prAna, see Note 3 of Notes to Consolidated Financial Statements.

Better:

Our LIZ CLAIBORNE business offers women’s career and casual sportswear, in misses and petite sizes, including knitwear, twill and denim products, for sale at department and specialty stores. This business also offers a line of women’s performance wear under the LIZ GOLF trademark.

Our LIZ CLAIBORNE WOMAN business offers classic careerwear, weekend casual and wardrobe basics in large sizes (including petite proportions), for sale at department and specialty stores.

Our CITY UNLTD. business offers women’s modern career and causal sportswear for sale through department and specialty stores in the United States.

Our CLAIBORNE business offers men’s business-casual and sportswear, for sale at department and specialty stores, our own outlet stores and online. See Retail below.

Our INTUITIONS business offers vintage-inspired women’s sportswear for sale exclusively at Dillard’s department stores.

Our MEXX business, which is headquartered in The Netherlands, offers a wide range of men’s, women’s and children’s fashion apparel under several trademarks including MEXX (men’s and women’s fashion sportswear), MEXX SPORT (performance sportswear), and XX BY MEXX (coordinated contemporary separates), for sale outside of the United States, principally in Europe and Canada. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our acquisition of MEXX.

Our MAC & JAC business, acquired in January 2006, offers modern, fashionable, high-quality apparel for women and men under the MAC & JAC trademarks, primarily through select specialty and department stores in the United States and Canada. For a discussion of our acquisition of MAC & JAC, see Note 2 of Notes to Consolidated Financial Statements.

Our SIGRID OLSEN business, which we own by virtue of our ownership of 99.2% of Segrets, Inc (“Segrets”), offers a range of women’s sportswear in misses, large and petite sizes. A line of dresses under the SIGRID OLSEN trademark was discontinued in April 2005. Commencing with the Spring 2006 season, products previously offered under our SIGRID OLSEN COLLECTION, SIGRID OLSEN SPORT and SO BLUE BY SIGRID OLSEN trademarks are offered under our SIGRID OLSEN trademark. SIGRID OLSEN products are primarily sold through upscale department stores and specialty stores.

Bridge:

Our DANA BUCHMAN business offers elegant and sophisticated women’s sportswear, in misses, large and petite sizes, for sale at upscale department stores and specialty stores.

Our ELLEN TRACY business offers elegant and sophisticated women’s sportswear under several of our trademarks, including ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY, for sale at upscale department stores and specialty stores.

Contemporary:

Our C & C CALIFORNIA business offers women’s, men’s and children’s casual apparel, predominately women’s fashion t-shirts, for sale primarily through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. For a discussion of our acquisition of C & C CALIFORNIA, see Note 3 of Notes to Consolidated Financial Statements.

Our JUICY COUTURE business offers upscale women’s, men’s and children’s contemporary apparel under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. For a discussion of our acquisition of JUICY COUTURE, see Note 3 of Notes to Consolidated Financial Statements.

Our LAUNDRY business offers women’s sportswear and dresses under the LAUNDRY BY SHELLI SEGAL trademark, for sale at department and specialty stores.

Our KENZIE and KENZIEGIRL businesses, acquired in connection with our acquisition of MAC & JAC in January 2006, offer modern, fashionable, high-quality contemporary apparel for women under the KENZIE trademark and for juniors under the KENZIE GIRL trademark, primarily through select specialty and department stores in the United States and Canada. For a discussion of our acquisition of MAC & JAC, see Note 2 of Notes to Consolidated Financial Statements.

Denim/Streetwear:

Our DKNY® JEANS business offers junior’s, men’s and women’s sportswear, jeanswear and activewear under the DKNY® JEANS trademark and logo for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.

Our ENYCE business offers men’s and women’s fashion forward streetwear under our ENYCE and LADY ENYCE trademarks. ENYCE products are sold predominately through specialty store chains, better specialty stores and select department stores throughout the United States and through distributors in Canada, Germany and Japan.

Our LUCKY BRAND business offers women’s and men’s denim-based casual sportswear under various LUCKY BRAND trademarks, for sale at select department and better specialty stores. For a discussion of our acquisition of Lucky Brand Dungarees, Inc., see Note 3 of Notes to Consolidated Financial Statements.

Mid-tier:

Our Mid-tier business offers products for sale at J.C. Penney’s, Kohl’s, and Sears’ stores, including under our AXCESS (fashion-forward men’s and women’s apparel, sold principally in Kohl’s department stores); BELONGINGS (women’s relaxed apparel, sold principally in Sears department stores); CRAZY HORSE (men’s and women’s casual separates, sold principally in J.C. Penney stores); FIRST ISSUE (casual career and everyday wear, sold principally in Sears department stores); METROCONCEPTS (men’s modern apparel, sold principally in Sears department stores); RHYTHM & BLUES (denim-inspired apparel sold principally in Sears department stores); STAMP 10 (men’s and women’s contemporary, denim-inspired apparel sold principally in Kohl’s department stores); TINT (women’s denim/streetwear sold principally in J.C. Penney stores); and VILLAGER (relaxed separates for soft career and weekend dressing, sold principally in Kohl’s department stores) trademarks.

Moderate:

Our Moderate business offers women’s apparel under our EMMA JAMES (casual workplace apparel, sold principally in department stores), J.H. COLLECTIBLES (relaxed feminine apparel, sold principally in department stores) and TAPEMEASURE (women’s modern apparel, sold principally in department stores) trademarks.

During 2005, we also offered a line of women’s career and casual sportswear under the CITY DKNY® label, pursuant to a licensing arrangement which by its terms expired in December 2005. See Note 4 of Notes to Consolidated Financial Statements.

Wholesale Non-Apparel. This segment consists of accessories, jewelry and cosmetics designed, marketed, produced and sold worldwide under various trademarks we own or license from third-party owners. The offerings of our Accessories and Jewelry businesses mirror major fashion trends and are intended to complement many of our apparel lines.

Accessories:

Our Accessories business offers an array of accessories for sale in various market channels, including: handbags, small leather goods and fashion accessories in the “better” market under our LIZ CLAIBORNE and SIGRID OLSEN trademarks, in the Bridge market under our ELLEN TRACY trademark and in the Contemporary market under our JUICY COUTURE, LAUNDRY (which first shipped in October 2005) and LUCKY BRAND trademarks; handbags and fashion accessories in the Mid-tier market under our AXCESS, CRAZY HORSE and VILLAGER trademarks; and small leather goods in the Mid-tier market under our VILLAGER, FIRST ISSUE and CRAZY HORSE trademarks.

Jewelry:

Our Jewelry business offers selections of jewelry for sale in various market channels, including: the “better” market under our LIZ CLAIBORNE, MONET and SIGRID OLSEN (which first shipped in June 2005) trademarks; the Bridge market under our ELLEN TRACY trademark; the Contemporary market under our JUICY COUTURE, LAUNDRY (which first shipped in September 2005) and LUCKY BRAND trademarks; the Mid-tier market under our AXCESS, CRAZY HORSE, FIRST ISSUE, MONET2, TRIFARI, TINT (which first shipped in August 2005) and VILLAGER trademarks, and at Target stores under our MARVELLA trademark. The Jewelry business also offers a line of jewelry for sale in the Contemporary market under the KENNETH COLE and REACTION KENNETH COLE trademarks, pursuant to the license we hold to manufacture, design, market and distribute women’s jewelry under these trademarks. See Note 4 of Notes to Consolidated Financial Statements.

Cosmetics:

Our Cosmetics business offers fragrance and bath and body-care products under the following Company-owned trademarks: for women under LIZ CLAIBORNE and LIZSPORT, for men under CLAIBORNE SPORT, and for men and women under BORA BORA, CURVE, CURVE CRUSH, LUCKY YOU LUCKY BRAND, MAMBO, REALITIES, SPARK and SPARK SEDUCTION. We commenced shipping a line of fragrances (for men and women) under our SOUL BY CURVE trademark in August 2005. During 2005, we also offered fragrances, cosmetics and beauty products (for men and women) under the CANDIE’S trademark, pursuant to a licensing arrangement which by its terms expired in January 2006. See Note 4 of Notes to Consolidated Financial Statements.

Retail. This segment consists of our worldwide retail operations from which we sell our apparel and non-apparel products directly to the public through our specialty retail stores, outlet stores, and international concession stores (where the retail selling space is either owned and operated by the department store or leased and operated by a third party, while, in each case, we own the inventory). We anticipate adding locations to each of these formats in 2006. In addition, this segment includes certain branded e-commerce sites which sell our products direct to consumers.

Specialty Retail Stores. As of December 31, 2005, we operated a total of 338 specialty retail stores under various Company trademarks, comprised of 201 retail stores within the United States and 137 retail stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of December 31, 2005, with respect to our specialty retail stores:

U.S. RETAIL SPECIALTY STORES

Specialty Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
LUCKY BRAND DUNGAREES	104	2,300
ELISABETH	30	2,600
SIGRID OLSEN	42	2,300
MEXX	11	5,800
DANA BUCHMAN	6	4,000
LAUNDRY BY SHELLI SEGAL	4	1,800
ELLEN TRACY	1	5,300
JUICY COUTURE	3	2,500

FOREIGN RETAIL SPECIALTY STORES

Specialty Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
MEXX	94	4,500
MEXX Canada	30	5,300
LIZ CLAIBORNE	1	3,000
SIGRID Canada	2	2,000
YZZA Canada	4	4,300
MONET Europe	4	800
LUCKY BRAND Europe	2	2,200

Outlet Stores. As of December 31, 2005, we operated a total of 321 outlet stores under various Company-owned and licensed trademarks, comprised of 200 outlet stores within the United States and 121 outlet stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of December 31, 2005, with respect to our outlet stores:

U.S. OUTLET STORES

Format	Number of Stores	Approximate Average Store Size by Square Footage
LIZ CLAIBORNE *	129	10,700
LIZ CLAIBORNE WOMAN **	18	3,500
DKNY ® JEANS	14	2,800
DANA BUCHMAN	9	2,300
ELLEN TRACY/DANA BUCHMAN HYBRID	15	3,700
ELLEN TRACY	4	3,400
LUCKY BRAND DUNGAREES	6	2,500
CLAIBORNE	3	2,600
JUICY COUTURE	2	2,400

FOREIGN OUTLET STORES

Format	Number of Stores	Approximate Average Store Size by Square Footage
MEXX	47	2,900
LIZ CLAIBORNE	36	3,100
MEXX Canada	34	5,700
YZZA	4	4,300

* Includes four stores operated under the Liz Claiborne Company Store tradename.

** Includes stores formerly operated under the ELISABETH tradename.

Concession Stores. Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of December 31, 2005, the Company operated a total of 646 concession stores in Europe.

The following table sets forth information, as of December 31, 2005, with respect to our concession stores:

FOREIGN CONCESSIONS

Concession Store Format	Number of Stores
LIZ CLAIBORNE Apparel	117
MEXX	291
MONET Jewelry	230
ELLEN TRACY	8

E-Commerce. Our products are sold on a number of branded websites. In addition, we operate several websites which only provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

Website	Information Only	Information and Direct to Consumer Sales
www.candccalifornia.com		X
www.claiborne.com		X
www.curvefragrances.com		X
www.danabuchman.com	X
www.elisabeth.com (1)		X
www.ellentracy.com	X
www.enyce.com	X
www.juicycouture.com	X
www.kenzieclothing.com	X
www.kenziegirl.com	X
www.laundrybyshellisegal.com	X
www.lizclaiborne.com (2)		X
www.lizclaiborneinc.com (3)	X
www.luckybrandjeans.com		X
www.macandjac.com	X
www.mexx.com (4)		X
www.realities.com		X
www.prana.com		X
www.sigridolsen.com	X
www.soulbycurve.com		X

(1) This website offers consumers plus-size apparel under our ELISABETH, ELLEN TRACY, EMMA JAMES, LIZ CLAIBORNE WOMAN and SIGRID OLSEN labels.

(2) This website offers LIZ CLAIBORNE branded apparel, accessories and merchandise for the home.

(3) This website offers investors information concerning the Company.

(4) This website offers Mexx branded apparel and accessories for sale in Germany and in The Netherlands. Prior to 2005, this website was part of a joint venture with Otto Versand (GmbH & Co.).

Licensing. We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. We currently have sixty-one license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2025. Each of the licenses provides for the payment to the Company of a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. Royalty income from our licensing operations is included in “Sales from external customers” under “Corporate/Eliminations.” See Note 21 of Notes to Consolidated Financial Statements.

The following table sets forth select information with respect to select aspects of our licensing business:

PRODUCTS	BRANDS
Bed & Bath	LIZ CLAIBORNE, MEXX, SIGRID OLSEN, VILLAGER
Belts	AXCESS, CLAIBORNE, ELLEN TRACY, KENZIE
Blankets/Throws	LIZ CLAIBORNE
Bridesmaid Dresses	LAUNDRY BY SHELLI SEGAL
Cosmetics & Fragrances	MEXX
Decorative Fabrics	LIZ CLAIBORNE
Dresses/Suits	AXCESS, ELISABETH, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, LIZ CLAIBORNE
Dress Shirts	AXCESS, CLAIBORNE, CRAZY HORSE
Flooring	LIZ CLAIBORNE
Footwear	AXCESS, CLAIBORNE, ELLEN TRACY, EMMA JAMES, FIRST ISSUE, JUICY COUTURE, KENZIE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, METROCONCEPTS, MEXX, SIGRID OLSEN, VILLAGER
Formalwear	CLAIBORNE
Furniture	LIZ CLAIBORNE
Games/Toys	JUICY COUTURE
Handbags	KENZIE, MAC & JAC
Home Fragrance	LIZ CLAIBORNE, VILLAGER
Home Storage	LIZ CLAIBORNE
Intimate Apparel/Underwear	AXCESS, LIZ CLAIBORNE, KENZIE, MEXX
Jewelry	KENZIE, MEXX
Kids	CLAIBORNE, ENYCE, KENZIE, METROCONCEPTS
Legwear/Socks	AXCESS, CLAIBORNE, ELLEN TRACY, KENZIE, MEXX
Luggage	CLAIBORNE, CRAZY HORSE, LIZ CLAIBORNE
Men’s Accessories	AXCESS, CLAIBORNE, LUCKY
Neckwear/Scarves	AXCESS, CLAIBORNE, CRAZY HORSE, ELLEN TRACY, KENZIE, LUCKY
Optics	CLAIBORNE, ELLEN TRACY, JUICY COUTURE, LIZ CLAIBORNE, MEXX, SIGRID OLSEN
Outerwear	AXCESS, CLAIBORNE, DANA BUCHMAN, ELISABETH, ELLEN TRACY, EMMA JAMES, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE
Pants	CLAIBORNE
School Uniforms	CLAIBORNE, LIZ CLAIBORNE
Sleepwear/Loungewear	AXCESS, CLAIBORNE, FIRST ISSUE, LIZ CLAIBORNE, MEXX, VILLAGER
Slippers	CLAIBORNE, LIZ CLAIBORNE
Stationery/Paper Goods	LIZ CLAIBORNE, MEXX
Sunglasses	AXCESS, CLAIBORNE, ELLEN TRACY, JUICY COUTURE, KENZIE, LIZ CLAIBORNE, MAC & JAC, MEXX, SIGRID OLSEN, VILLAGER
Swimwear	ELISABETH, JUICY COUTURE, LIZ CLAIBORNE, LUCKY, MEXX
Table Linens	LIZ CLAIBORNE, SIGRID OLSEN, VILLAGER
Tailored Clothing	AXCESS, CLAIBORNE
T-Mobile Sidekick	JUICY COUTURE
Watches	JUICY COUTURE, KENZIE, MEXX
Window Treatments	LIZ CLAIBORNE

SALES AND MARKETING

Domestic sales accounted for approximately 74.0% of our 2005 and 75.6% of our 2004, net sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

International sales accounted for approximately 26.0% of our 2005 net sales, as compared to 24.4% in 2004. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at free-standing retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.

Wholesale sales (before allowances) of apparel and non-apparel products to our 100 largest customers accounted for approximately 82% of 2005 wholesale sales (or 63% of total sales), as compared to approximately 83% of 2004 wholesale sales (or 65% of total sales). Except for Dillard’s Department Stores, Inc., which accounted for approximately 8% of 2005 and 9% of 2004 wholesale sales (or 6% of 2005 and 7% of 2004 total sales), no single customer accounted for more than 6% of 2005 wholesale sales or 5% of 2004 wholesale sales (or 4% of 2005 and 4% of 2004 total sales). However, certain of our customers were previously under common ownership of The May Department Stores Company which was acquired by Federated Department Stores, Inc. in August 2005. When considered together as a group under common ownership, full year wholesale sales accounted for approximately 24% of 2005 wholesale sales and approximately 26% of 2004 wholesale sales (or 18% of 2005 and 20% of 2004 total sales). See Note 11 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company’s domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including in The Netherlands and Germany.

For further information concerning our domestic and international sales, see Note 21 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile,” below.

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

We have implemented in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery. See “Manufacturing” below. Many of our retail customers participate in our in-stock reorder programs through their own internal replenishment systems.

During 2005, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our businesses, including our Accessories and Jewelry, Cosmetics, DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND JEANS, Men’s and SIGRID OLSEN businesses, and our licensed DKNY® JEANS business.

In 2005, we continued the expansion of our domestic in-store shop programs, which is designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. Currently, in-store shops operate under the following brand names: CLAIBORNE, CRAZY HORSE, DANA BUCHMAN, DKNY® JEANS, ELLEN TRACY, EMMA JAMES, FIRST ISSUE, J.H. COLLECTIBLES, JUICY COUTURE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LIZ, LUCKY BRAND, MEXX, SIGRID OLSEN, AXCESS and VILLAGER. Our Accessories business also offers an in-store shop program. In 2005, we installed, in the aggregate, approximately 1,000 in-store shops, and, in 2006, we plan to install, in the aggregate, approximately 1,450 additional in-store shops. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Capital Resources and Liquidity.”

We spent approximately $181 million on advertising, marketing and promotion for all of our brands in 2005, including approximately $45 million on national advertising, compared to aggregate advertising, marketing and promotion expenditures in 2004 of approximately $176 million, including approximately $45 million on national advertising.

MANUFACTURING

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.

Products produced in Asia represent a substantial majority of the Company’s sales. We also source product in the United States and other regions. During 2005, several hundred suppliers, located in approximately 50 countries, manufactured our products, with the largest finished goods supplier accounting for approximately 3% of the total of finished goods we purchased. We continually seek additional qualified suppliers throughout the world for our sourcing needs and seek to allocate our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers which manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and consider our relations with such suppliers to be satisfactory.

Most of our products are purchased as completed product “packages” from our manufacturing contractors, where the contractor purchases all necessary raw materials and other product components, according to our specifications. When we do not purchase “packages”, we obtain fabrics, trimmings and other raw materials in bulk from various foreign and domestic suppliers, which items are then delivered to our manufacturing contractors for use in our products. We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

We operate under substantial time constraints in producing each of our collections. See “Sales and Marketing” above. In order to deliver, in a timely manner, merchandise which reflects current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs. However, in order to secure necessary materials and manufacturing facilities, we must make substantial advance commitments, often as much as five months prior to the receipt of firm orders from customers for the items to be produced. We continue to seek to reduce the time required to move products from design to the customer.

If we should misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A – Risk Factors” below.

Our arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products which are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations.

We expect all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include standards relating to child labor, working hours, wage payments, and working conditions generally. We have an ongoing program in place to monitor our suppliers’ compliance with our Standards. In this regard, each year, our internal or external monitors inspect a substantial portion of our suppliers’ factories. Should we learn of a supplier’s failure to comply with our Standards, we urge that supplier to act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association’s program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions. Our human rights compliance program was accredited by the Fair Labor Association in May 2005. This accreditation must be renewed every two years.

Additionally, we are a member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (C-TPAT) program and expect all of our suppliers shipping to the United States to adhere to our Company’s C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Canada, and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization (the “WTO”) member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). During 2005, the United States and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business.

In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the United States and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek continually to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

In light of the very substantial portion of our products which are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the recent elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See “Item 1A – Risk Factors” below.

DISTRIBUTION

We distribute a substantial portion of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and The Netherlands. See “Item 2 – Properties” below.

BACKLOG

At February 17, 2006, our order book reflected unfilled customer orders for approximately $881 million of merchandise, as compared to approximately $980 million at February 25, 2005. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2006 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders, and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

TRADEMARKS

We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

AXCESS	LIZ
BELONGINGS	LIZ CLAIBORNE
BORA BORA	LIZGOLF
C & C CALIFORNIA	LIZSPORT
CITY UNLTD.	LUCKY BRAND
CLAIBORNE	LUCKY YOU LUCKY BRAND
CLAIBORNE SPORT	MAC & JAC
COMPOSITES	MAMBO
COUTURE COUTURE	MARVELLA
CRAZY HORSE	METROCONCEPTS
CURVE	MEXX
CURVE CRUSH	MONET
CURVE WAVE	MONET 2
DANA BUCHMAN	prAna
ELISABETH	REALITIES
ELLEN TRACY	RHYTHM & BLUES
EMMA JAMES	RUSS
ENYCE	SIGRID OLSEN
ESTATE BY MONET	SOUL BY CURVE
FIRST ISSUE	SPARK
INTUITIONS	SPARK SEDUCTION
INVIRONMENT	STAMP 10
J.H. COLLECTIBLES	TAPEMEASURE
JANE STREET	TINT
JUICY COUTURE	TRIFARI
KENZIE	VILLAGER
KENZIEGIRL	WOMEN’S WORK
LAUNDRY BY SHELLI SEGAL	XX BY MEXX
LINDA ALLARD ELLEN TRACY	YZZA

Licensed Trademarks

DKNY® ACTIVE	KENNETH COLE NEW YORK
DKNY® JEANS	REACTION KENNETH COLE

In addition, we own and/or use the LC logomark, our triangular logomark, our triangle icon, LUCKY BRAND’s four-leaf clover design and fly placement, the JUICY COUTURE crest trademark and Scottie Dog logo, JM logomarks, the prAna horns logo, the C & C CALIFORNIA SUN logomark and other logos associated with the above mentioned trademarks.

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

COMPETITION

We believe that, based on sales, we are among the largest fashion apparel and related accessories companies operating in the United States and Europe. Although we are unaware of any comprehensive trade statistics, we believe, based on our knowledge of the market and available trade information, that measured by sales, we are one of the largest suppliers of “better” women’s branded apparel in the United States. Our principal competitors in the United States within the “better” women’s sportswear market in department stores include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation and Tommy Hilfiger Corporation. The principal competitors of our MEXX European business include Esprit, Benetton, Zara and Next.

Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad.

EMPLOYEES

At December 31, 2005, we had approximately 15,400 full-time employees worldwide, as compared to approximately 14,500 full-time employees at January 1, 2005.

In the United States and Canada, we are bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (which upon merger with the Hotel Employees and Restaurant Employees International Union, is now known as UNITE-HERE), and with related locals. Most of the UNITE-HERE represented employees are employed in warehouse and distribution facilities we operate in California, New Jersey, Ohio, Pennsylvania and Rhode Island. The agreements with UNITE-HERE expire in May 2006, other than the local agreements covering employees at our Allentown, Pennsylvania and Cincinnati, Ohio facilities, which expire in March 2008 and June 2008, respectively. Collectively, these agreements cover approximately 1,560 of our full-time employees. While relations between the company and the union have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities. Although the company does not foresee the likelihood of a prolonged labor dispute, any substantial labor disruption could adversely affect the Company’s operations. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 203 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2010.

We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. For a discussion regarding our recent announcement concerning a reduction in our workforce, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile,” below.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.lizclaiborneinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Risks Associated with Competition and the Marketplace

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

•

Risks associated with the Company’s dependence on sales to a limited number of large (and consolidating) United States department store customers, including risks related to the Company’s ability to respond effectively to:

-

these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors), including with respect to customer and consumer acceptance, pricing, and new product introductions;

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
-

the effect, including the closure of doors, of consolidation, and the uncertainty resulting therefrom, among our larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;

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

•

The Company’s ability, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of the Company’s unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company’s policies regarding labor practices or applicable laws or regulations;

•

The Company’s ability to adapt to and compete effectively in the new quota environment, including changes in sourcing patterns resulting from the general elimination of quota on apparel products, as well as lowered barriers to entry;

•

Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•

Risks associated with the Company’s operation and expansion of its retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into the Company’s overall business mix.

Management and Employee Risks

•	Risks associated with the Company’s providing for the succession of senior management, including the Chief Executive Officer succession process;
•	The Company’s ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;
•	The Company’s ability to hire and train qualified retail management and associates; and
•

Risks associated with any significant disruptions in the Company’s relationship with its employees, including union employees, and any work stoppages by the Company’s employees, including union employees.

Economic, Social and Political Risks

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

•	Changes in social, political, legal and other conditions affecting foreign operations;
•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
•	Any significant disruption in the Company’s relationships with its suppliers and manufacturers, as well as work stoppages by any of the Company’s suppliers or service providers;
•

The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and activity around the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•

Risks related to the Company’s ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues, including pending and potential disputes and litigation.

Risks Associated with Acquisitions and New Product Lines and Markets

As part of our growth strategy, we from time to time acquire new product lines and/or enter new markets. These activities (which also include the development and launch of new product categories and product lines, as well as licensing arrangements), are accompanied by a variety of risks inherent in any new business venture, including the following:

•

Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions the Company has been making;

•

Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company’s other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from the Company’s historical buyers, store customers and/or competitors;

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

Item 1B. Unresolved Staff Comments.

None.

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

Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 305,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space, and additional space of approximately 55,000 under another lease agreement, which expires in 2007. Most of our business segments use the 1441 Broadway facility. In addition, in North Bergen, New Jersey, we own and operate an approximately 300,000 square foot office complex which houses operational staff. The following table sets forth information with respect to our other key properties:

Key Properties:
Location(1)	Primary Use	Approximate Square Footage	Leased/Owned
Mt. Pocono, Pennsylvania(2)	Apparel Distribution Center	1,230,000	Owned
North Bergen, New Jersey	Offices/Apparel Distribution Center	620,000	Owned
Santa Fe Springs, California	Apparel Distribution Center	600,000	Leased
West Chester, Ohio	Apparel Distribution Center	600,000	Leased
Allentown, Pennsylvania	Apparel/Non-Apparel Distribution Center	483,000	Leased
Voorschoten, The Netherlands(3)	Offices/Apparel Distribution Center	295,000	Leased
Dayton, New Jersey	Non-Apparel Distribution Center	226,000	Leased
Amsterdam, The Netherlands(3)	Offices	160,000	Leased
Mt. Pocono, Pennsylvania	Apparel Distribution Center	150,000	Leased
Vernon, California	Offices/Apparel Distribution Center	123,000	Leased
St. Laurent, Canada	Office/ Apparel/Non-Apparel Distribution Center	160,000	Leased
Lincoln, Rhode Island	Non-Apparel Distribution Center	115,000	Leased

(1)	We also lease showroom, warehouse and office space in various other domestic and international locations.
(2)	This facility is on an 80-acre site which we own.
(3)	This property is used for our European operations.

During the first quarter of 2005, we commenced operations at our Allentown, Pennsylvania facility, and during the second quarter of 2005, we completed the previously announced closure of our Secaucus, New Jersey facility. As part of recently announced changes to select distribution facilities, we are in the process of completing the closure of our second Dayton, New Jersey facility. For a discussion of our recent announcement, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile," below.

During the second quarter of 2005, we completed the consolidation of our Canadian wholesale sales and support operations into our Montreal, Canada offices and closure of our offices previously located in our Mississauga, Canada distribution center; we anticipate completing the closure of the distribution center in this location by the second quarter of 2006.

Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Capital Resources and Liquidity” and Note 11 of Notes to Consolidated Financial Statements for a discussion of this arrangement. We are seeking to dispose of our interests in an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama, and our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

Item 3. Legal Proceedings.

The Company is a party to various legal actions. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s results of operations or financial position. See Notes 11 and 25 of Notes to Consolidated Financial Statements.

During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. We intend to submit the requested materials during the second quarter of 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of February 17, 2006, is set forth below:

Name	Age	Position(s)

Paul R. Charron	63	Chairman of the Board and Chief Executive Officer

Trudy F. Sullivan	56	President

Lawrence D. McClure	57	Senior Vice President – Human Resources

Michael Scarpa	50	Senior Vice President – Finance and Distribution and
Chief Financial Officer

John J. Sullivan	52	Senior Vice President– Sourcing, Service and Systems and
Chief Information Officer

Executive officers serve at the discretion of the Board of Directors.

Mr. Charron joined the Company as Vice Chairman and Chief Operating Officer, and became a Director, in 1994. In 1995, Mr. Charron became President (a position he held until October 1996) and Chief Executive Officer of the Company. In 1996, Mr. Charron became Chairman of the Board of the Company. Prior to joining the Company, Mr. Charron served in various executive capacities at VF Corporation, an apparel manufacturer, including Group Vice President and Executive Vice President, from 1988. Mr. Charron also serves on the Board of Directors of Campbell Soup Company and on a number of not-for-profit company boards, including the National Retail Federation; the American Apparel & Footwear Association; Vital Voices Global Partnership; and the Partnership for New York.

Ms. Sullivan joined the Company in 2001 as Group President for the Company’s Casual, Collection and Elisabeth businesses, served as Executive Vice President from March 2002 and became President of the Company in January 2006. Prior to joining the Company, Ms. Sullivan was President of J. Crew Group, Inc., a vertical retail and catalog apparel company, from 1997 to 2001.

Mr. McClure joined the Company in 2000 as Senior Vice President – Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.

Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President – Divisional Controller and in 1995, he was promoted to Vice President – Financial Planning and Operations. Effective July 2000, he became Vice President – Chief Financial Officer, in July 2002 he became Senior Vice President – Chief Financial Officer, and in May 2005 he became Senior Vice President – Finance and Distribution and Chief Financial Officer.

Mr. Sullivan joined the Company in 1996 as Vice President Information Systems, became Vice President Information Systems and Service and Chief Information Officer in April 2001, and was promoted to Senior Vice President in July 2002. He became Senior Vice President, Sourcing, Service and Systems and Chief Information Officer in May 2005. Prior to joining the Company, Mr. Sullivan served in various executive capacities including Vice President of Information Systems of Goody’s Family Clothing, Inc., a retail apparel company, from 1994 to 1995.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated. On December 19, 2001, we declared a two-for-one stock split in the form of a stock dividend payable on January 16, 2002 to stockholders of record on December 31, 2001. All share price data, including historical data, has been adjusted to reflect the stock split.

Calendar Period	High	Low

2005:

1st Quarter	$43.71	$38.79
2nd Quarter	41.30	35.43
3rd Quarter	42.70	38.39
4th Quarter	39.24	34.56

2004:

1st Quarter	$37.83	$35.00
2nd Quarter	36.40	33.20
3rd Quarter	39.59	33.70
4th Quarter	42.21	37.47

RECORD HOLDERS

On February 17, 2006, the closing sale price of our Common Stock was $35.16. As of February 17, 2006, the approximate number of record holders of Common Stock was 5,808.

DIVIDENDS

We have paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

Calendar Period	Dividends Paid per Common Share

2005:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

2004:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

We currently plan to continue paying quarterly cash dividends on our Common Stock. The amount of any such dividend will depend on our earnings, financial position, capital requirements and other relevant factors.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about our purchases during the year ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 2, 2005 - January 29, 2005	--		$--	N/A	$101,516
January 30, 2005 - March 5, 2005	--		$--	N/A	$101,516
March 6, 2005 - April 2, 2005	7.5	(1)	$40.79	N/A	$101,516
April 3, 2005 - April 30, 2005	139.0		$35.06	139.0	$96,642
May 1, 2005 - June 4, 2005	2,689.5		$37.29	2,689.5	$246,351	(3)
June 5, 2005 - July 2, 2005	--		$--	N/A	$246,351
July 3, 2005 - July 30, 2005	--		$--	N/A	$246,351
July 31, 2005 - September 3, 2005	--		$--	N/A	$246,351
September 4, 2005 - October 1, 2005	--		$--	N/A	$246,351
October 2, 2005 - October 29, 2005	158.0		$34.76	158.0	$240,858
October 30, 2005 - December 3, 2005	2,456.0		$35.65	2,456.0	$153,308
December 4, 2005 - December 31, 2005	1.9	(1)	$35.82	N/A	$153,308

Total year	5,451.9		$36.42	5,442.5	$153,308

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(2)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $1.925 billion. As of February 17, 2006, the Company had $153.3 million remaining in buyback authorization under its program.

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

Item 6. Selected Financial Data.

The following table sets forth certain information regarding our operating results and financial position and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:

(All dollar amounts in thousands except per common share data)

	2005	2004	2003	2002	2001***

Net Sales	$4,847,753	$4,632,828	$4,241,115	$3,717,503	$3,448,522
Gross Profit	2,298,357	2,142,562	1,889,791	1,619,635	1,427,250
Operating Income	525,340	502,746	470,790	389,888	331,717
Net Income	317,366**	313,569**	279,693**	231,165**	192,057**
Working capital	848,798	871,540	836,911	618,490	638,281
Total assets	3,152,036	3,029,752	2,606,999	2,268,357	1,951,255
Long term obligations	417,833	484,516	440,303	384,137	402,345
Stockholders’ equity	2,002,706	1,811,789	1,577,971	1,286,361	1,056,161
Per common share data*:
Basic earnings	2.98**	2.90**	2.60**	2.19**	1.85**
Diluted earnings	2.94**	2.85**	2.55**	2.16**	1.83**
Book value at year end	19.08	16.66	14.40	12.02	10.04
Dividends paid	0.23	0.23	0.23	0.23	0.23
Weighted average common shares outstanding*	106,353,769	108,128,172	107,451,157	105,592,062	103,993,824
Weighted average common shares and share equivalents outstanding*	107,919,303	109,886,352	109,619,241	107,195,872	105,051,035

*

Adjusted for a two-for-one stock split of our common stock, payable in the form of a 100% stock dividend to shareholders of record as of the close of business on December 31, 2001. The 100% stock dividend was paid on January 16, 2002.

**

Includes the after tax effect of the adoption of SFAS No. 123(R) and the shift in the equity-based management compensation plan of $10,271 ($15,901 pretax) or $0.10 per share and a restructuring gain of $394 ($610 pretax) or $0.004 per share in 2005, a net restructuring charge of $6,472 ($9,694 pretax) or $0.06 per share and a one time gain on sale of an equity investment of $7,965 ($11,934 pretax) or $0.07 per common share in 2004, a restructuring gain of $429 ($672 pretax) or $0.004 per share in 2003, a restructuring charge of $4,547 ($7,130 pretax) or $0.04 per common share in 2002, and a restructuring charge of $9,632 ($15,050 pretax) or $0.09 per common share in 2001. See Note 26 of Notes to Consolidated Financial Statements.

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

•

Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), CITY UNLTD., INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, BELONGINGS, CRAZY HORSE, FIRST ISSUE, METROCONCEPTS, RHYTHM & BLUES, TINT and VILLAGER) moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENZIE, KENZIEGIRL and LAUNDRY BY SHELLI SEGAL), active wear (prAna), as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•

Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI, and MARVELLA labels and our licensed KENNETH COLE label.

•

Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 321 outlet stores, 338 specialty retail stores and 646 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE and YZZA, as well as our Special Brands outlets, which sell products bearing our moderate and mid-tier labels.

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is included in the line “Sales from external customers” under the caption “Corporate/Eliminations” in Note 21 of Notes to Consolidated Financial Statements.

Competitive Profile

We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, including the creation of internally developed brands, as well as the continued expansion of our retail businesses, to our product designs and to our leveraging our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses.

As a result of macroeconomic pressures, including expectations of higher inflation and interest rates as well as concerns about declining consumer confidence, we see continued pressures on consumer spending. Consumers are migrating away from traditional mall formats and instead turning to national chains and off-price retailers to stretch their dollars. These trends, when combined with the complexities and unknown impacts of the ongoing retail industry consolidation, including the post-merger integration and rationalization of the Federated Department Stores and May Company, the uncertainty regarding the Sears apparel business and internal distractions of certain other retailers, all speak to the multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment adversely impacts our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses including the further expansion into specialty retail where we plan to open approximately 100-125 new retail domestic and international locations in 2006. In addition, we are developing strategies and initiatives to address those businesses that are underperforming to be more responsive to our customers.

Currently, we are in the process of streamlining our operations to increase efficiency in managing our multi-brand and multi-channel portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on the compelling growth opportunities across a number of our brands. As announced in early February 2006, we expect to record charges related to this initiative totaling approximately $60 million, the majority of which will occur in the first half of 2006. We expect a net reduction of approximately 500 positions, or about 4% of our global work force, with significant staff reductions at the more senior levels of the organization. In addition, we intend to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.

We expect that the challenges of our retail partners will continue over the near term and the conservative approach to planning inventory levels will continue to be a major focus. Retailers will turn to wholesalers who can respond quickly to market trends allowing those retailers to maintain lean retail inventory stock levels of faster turning differentiated products. We believe that our technology coupled with our modern business models and evolving supply chain enable us to partner with our customers, and to quickly identify and enable them to reorder those items that are trending well with customers and appeal to consumers. We have also diversified geographically, with our international operations representing over 26% of total Company net sales for the fiscal year ended December 31, 2005. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio, and evaluate business development opportunities, in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives.

In summary, our success in the future will depend on our ability to continue to design and execute products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of uncertainty regarding quota for apparel products, and to leverage our technology competencies. We remain convinced that a multi-brand, multi-channel strategy speaks to our vision to support future and sustained growth.

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2005 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A – Risk Factors.”

Operating Highlights

Within the past five fiscal years, the Company’s revenues have grown to a record $4.848 billion in 2005 from $3.448 billion in 2001. This growth has been largely a result of our acquisitions of MEXX Europe and MEXX Canada, MONET, ELLEN TRACY, and JUICY COUTURE, as well as organic growth, as we execute our multi-brand, multi-channel, multi-geography diversification strategy under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. In implementing this strategy, we seek to position each of our acquisitions and internally developed businesses for transformation into a “lifestyle” brand, extending their offerings into a broad range of apparel and non-apparel categories. Our revenue growth over the five-year period also reflects the growth of our moderate and mid-tier businesses, which sells products at prices lower than our better-priced offerings, and our non-apparel businesses, as well as continued growth in our retail businesses. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. During the five-year period, our operating margin rate has improved from 9.6% in 2001 to 10.8% in 2005. This rate improvement primarily reflects the acquisitions and related growth of MEXX Canada, MONET, ELLEN TRACY, SIGRID OLSEN, LUCKY BRAND DUNGAREES and JUICY COUTURE in both our wholesale and retail businesses. All of the above-mentioned businesses operate at rates higher than the Company’s better-priced businesses. Gross margins have also improved due to our efforts to better manage our inventories and a reduction in our manufacturing costs. As a result, operating income has grown 58% to $525.3 million in 2005 from $331.7 million in 2001, and diluted EPS increased 61% to $2.94 in 2005 from $1.83 in 2001.

2005 Overall Results

Net Sales

Net sales in 2005 were $4.848 billion, an increase of $214.9 million, or 4.6%, over 2004 net sales.

The sales result primarily reflects increases in our Specialty Retail, non-apparel (Accessories and Cosmetics), MEXX Europe and JUICY COUTURE businesses. Approximately $12.8 million of the sales increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening Canadian dollar, on the reported results of our international businesses. These increases were partially offset by continued significant sales decreases in our LIZ CLAIBORNE wholesale apparel business as well as the discontinuation of our KENNETH COLE womenswear license.

Our 2005 and 2004 fiscal year was comprised of 52 weeks as compared to 53 weeks in 2003; however, we do not believe that this extra week had a material impact on our 2003 overall results.

Gross Profit and Net Income

Our gross profit improved in 2005, resulting from increased sales, continued focus on lower sourcing costs and changing business mix, offset by gross margin pressure resulting from the challenging retail environment. Our gross profit rate benefited from the continued growth of our domestic and international Specialty Retail businesses, as each of these businesses run at gross profit rates higher than the Company average, and the reimbursement from a customer of improperly collected markdown allowances. Overall, net income increased to $317.4 million in 2005 from $313.6 million in 2004, reflecting the benefit received from our sales and gross profit rate improvements.

Balance Sheet

Our financial position continues to be strong. We ended 2005 with a net debt position of $123.4 million as compared to $147.2 million at 2004 year-end. We generated $440.6 million in cash from operations during fiscal 2005, which enabled us to fund the fourth quarter acquisition of prAna, the first quarter acquisition of C & C California, the purchase of an additional 8.25 percent of the outstanding minority interest in Lucky Brand, the final payment related to the 2002 acquisition of Mexx Canada, our 2005 share repurchase of $198.2 million and our capital expenditures of $158.9 million, while decreasing our net debt by $23.8 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $62.0 million.

International Operations

Revenues for the last five years are presented on a geographic basis as follows:

In thousands	2005	2004	2003	2002	2001
Domestic	$3,586,048	$3,502,565	$3,304,614	$3,037,325	$3,031,318
International	1,261,705	1,130,263	936,501	680,178	417,204
Total Company	$4,847,753	$4,632,828	$4,241,115	$3,717,503	$3,448,522

In 2005, sales from our international segment represented 26.0% of our overall sales, compared to 12.1% in 2001, primarily due to our acquisitions of MEXX Europe and MEXX Canada and, to a lesser extent, expansion of the MONET brand. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our European business and from the recent launch and continued growth of a number of our current domestic brands in Europe, including ENYCE, LIZ CLAIBORNE, MONET, LUCKY BRAND DUNGAREES, and ELLEN TRACY. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. In 2005, the impact of foreign currency exchange rates represented $12.8 million or 9.7%, of the increase in international sales compared to $95.4 million, or 49.2%, of the increase in international sales in 2004. Over the past few years, the euro and the Canadian dollar have strengthened against the U.S. dollar, whereas recently, the euro has been weakening against the U.S. dollar and the Canadian dollar continues to strengthen. While this trend has benefited our sales results in light of the growth of our MEXX Europe and MEXX Canada businesses, these businesses’ inventory, accounts receivable and debt balances have likewise increased. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions

On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled $23.6 million, which includes the retirement of debt at closing, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $45-51 million. The contingent payments will be accounted for as additional purchase price when paid.

On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $32.4 million, consisting of an initial payment of approximately $30.2 million and the retirement of debt at closing (approximately $2.2 million), plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, we allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $3.0 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On January 6, 2005, we acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments to be determined based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $19-23 million. The contingent payments will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $7.9 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. We estimate that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $110-115 million. The contingent payment including advances will be accounted for as additional purchase price when paid. In March 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75 percent of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in initial goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, we made the required final payment of 160 million euro (or $192.4 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, we paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, we will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. We recorded the present value of fixed amounts owed ($28.9 million) as an increase in Accrued expenses and Other Non-Current Liabilities. As of December 31, 2005, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $21-24 million.

Share-Based Compensation

On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of our employee share-based options as well as restricted shares. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”

Since July 3, 2005, we are recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. We have migrated our equity-based management compensation program toward an emphasis on restricted stock and away from stock options issuing restricted shares to a larger group of employees in 2005. We expensed $6.4 million of restricted stock awards in 2005 for awards issued this year. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25 and related Interpretations in accounting for our stock-based compensation plans; all employee stock options were granted at or above the grant date market price and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the second half of 2005, we expensed $9.5 million related to stock options; approximately $12.9 million of outstanding stock option awards and $17.2 million of restricted stock will be expensed in fiscal 2006. As of December 31, 2005, we expect an additional $3.5 million of unvested stock options and $15.6 million of restricted stock to be expensed in fiscal 2007 and thereafter. The Company typically issues share-based compensation awards in March as approved by our Compensation Committee. As a result, compensation expense associated with awards to be granted in March 2006 has not been included above.

We selected a Binomial lattice-pricing model for estimating the fair value of options granted in 2005. Options granted in prior periods were valued using a Black-Scholes option-pricing model. The selection of a Binomial model was made in order to provide a better estimate of fair value since the Binomial model is a more flexible analysis to value employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

RESULTS OF OPERATIONS

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:

•	Domestic: wholesale customers, Company specialty retail and outlet stores located in the United States, and our e-commerce sites; and
•	International: wholesale customers, Company specialty retail, outlet stores, and concession stores located outside of the United States, primarily in our European and Canadian operations.

All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable intercompany eliminations.

2005 vs. 2004

The following table sets forth our operating results for the year ended December 31, 2005 (52 weeks), compared to the year ended January 1, 2005 (52 weeks):

	Year ended		Variance
Dollars in millions	December 31, 2005	January 1, 2005	$	%

Net Sales	$4,847.8	$4,632.8	$214.9	4.6%

Gross Profit	2,298.4	2,142.6	155.8	7.3%

Selling, general & administrative expenses	1,773.6	1,630.1	143.5	8.8%

Restructuring (gain) expense	(0.6)	9.7	10.3	106.2%

Operating Income	525.3	502.7	22.6	4.5%

Other (expense) income, net	(2.3)	9.6	(11.9)	(124.0)%

Interest (expense), net	(31.8)	(32.2)	(0.4)	(1.3)%

Provision for income taxes	173.9	166.6	7.3	4.3%

Net Income	$317.4	$313.6	$3.8	1.2%

Net Sales

Net sales for 2005 were $4.848 billion, an increase of $214.9 million, or 4.6%, over net sales for 2004. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses added approximately $12.8 million in sales during the year. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales decreased $18.2 million, or 0.6%, to $2.947 billion as a result of:
-

A $54.0 million net decrease across our comparable Wholesale Apparel businesses (excluding C & C CALIFORNIA and prAna), primarily reflecting a 19.5% year-over-year decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), the discontinuation of our KENNETH COLE womenswear license and decreases in our CRAZY HORSE women’s (resulting from lower unit volume and increased retailer support), VILLAGER (resulting from lower unit volume due to a shift from classic to more updated brands), CLAIBORNE (due to lower unit pricing and lower unit volume due to the migration of certain customers to higher priced merchandise), ELLEN TRACY (due to lower unit volume and increased retailer support), ENYCE (due to lower unit volume in Specialty Retail stores partially offset by increased unit volume in department stores), partially offset by the continued growth of our MEXX Europe business (due to volume growth primarily in France and Germany and the launch of premium denim products), growth in our moderate businesses (due to higher unit volume, most notably growth in our EMMA JAMES, J.H. COLLECTIBLES due to higher unit volume and the addition of new retail customers and the launch of TAPEMEASURE) and mid-tier businesses (due to higher unit volume in our AXCESS business due to increased volume at existing store locations as well as increase in new store locations and the launch of BELONGINGS and TINT, the launch of METROCONCEPTS in the men’s category), continued growth in our JUICY COUTURE business (due to increased customer demand mostly reflected in higher unit volume), and increases in our licensed DKNY® JEANS (due to the addition of new retail customers) and LUCKY BRAND DUNGAREES (due to an increase in department store locations within existing customers) businesses and the launch of our CITY UNLTD. brand in the fourth quarter; partially offset by

	-	The inclusion of $17.3 million of sales from our acquired C & C CALIFORNIA and prAna businesses;
	-	The reimbursement of $12.3 million from a customer of improperly collected markdown allowances; and
	-	A $6.2 million increase resulting from the impact of foreign currency exchange rates in our international businesses.

•

Wholesale Non-Apparel net sales increased by $86.0 million, or 15.2%, to $650.9 million. The increase was primarily due to increases in our Cosmetics business (due to continued growth of our CURVE fragrances and the launch of our LIZ and SOUL fragrances), our JUICY COUTURE, LIZ CLAIBORNE, LUCKY BRAND and mid-tier Handbags businesses, and our MONET, JUICY COUTURE, mid-tier, licensed KENNETH COLE and SIGRID OLSEN Jewelry businesses, as well as the addition of our FIRST ISSUE Handbags, AXCESS Jewelry and Fashion Accessories and TINT Jewelry businesses. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

•	Retail net sales increased $141.6 million, or 13.3%, to $1.207 billion as a result of:
	-	A $6.2 million increase resulting from the impact of foreign currency exchange rates in our Canadian businesses; and
-

A $135.4 million net increase primarily driven by a 9.1% increase in comparable store sales in our Specialty Retail business (including a 21.6% comparable store sales increase in our LUCKY BRAND DUNGAREES business) and the net addition over the last twelve months of 69 Specialty Retail and 36 Outlet stores, reflecting in part the opening of 21 MEXX, 20 LUCKY BRAND, 19 SIGRID OLSEN, and 2 JUICY COUTURE Specialty Retail stores and 22 MEXX and 14 LIZ CLAIBORNE Outlet stores in the United States, Canada and Europe. These increases were partially offset by a 3.4% comparable store sales decrease in our Outlet business as a result of reduced levels of customer traffic. Comparable store sales in our Company-operated stores increased 2.1% overall.

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

•

Corporate net sales, consisting of licensing revenue, increased $5.6 million to $42.2 million as a result of revenues from new licenses and growth from our existing license portfolio, primarily in LIZ CLAIBORNE branded items.

Viewed on a geographic basis, Domestic net sales increased by $83.5 million, or 2.4%, to $3.586 billion, reflecting the continued growth in our JUICY COUTURE apparel and accessories, LUCKY BRAND DUNGAREES and DKNY® Jeans businesses, partially offset by declines in our LIZ CLAIBORNE business. International net sales increased by $131.4 million, or 11.6%, to $1.266 billion, reflecting the results of our MEXX Europe and Canadian businesses.

Gross Profit

Gross profit increased $155.8 million, or 7.3%, to $2.298 billion in 2005 over 2004, primarily reflecting an increase in net sales, as well as a $6.0 million increase due to the impact of foreign currency exchange rates, as a result of the strengthening of the Canadian dollar, in our international businesses in addition to the reimbursement of $12.3 million from a customer of improperly collected markdown allowances. Gross profit as a percent of net sales increased to 47.4% in 2005 from 46.2% in 2004. The increased gross profit rate reflected the positive impact of lower sourcing costs and a change in the mix of product offerings within our portfolio, primarily reflecting an increased proportion of sales from our MEXX Europe, Canadian retail and domestic Specialty Retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower gross profit rate than the Company average, partially offset by additional liquidation of excess inventory. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $143.5 million, or 8.8% to $1.774 billion in 2005 and as a percent of net sales increased to 36.6% in 2005 from 35.2% in 2004. The SG&A increase reflected the following:

•	A $13.9 million increase from the acquisitions of C & C CALIFORNIA and prAna and the start-up of internally developed businesses;
•	A $5.8 million increase resulting from the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses;
•	The inclusion of an additional $15.9 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in our equity-based management compensation plan; and
•

A $107.9 million net increase primarily resulting from $32.9 million of expenses associated with the expansion of our domestic retail businesses, a $53.2 million increase in our MEXX Europe businesses due to wholesale and retail expansion, a $21.6 million increase in our Canadian businesses due to expansion in our specialty retail and outlet businesses, net increases of $8.2 million in our domestic wholesale apparel businesses, and approximately $12.7 million of expenses associated with product offerings in our accessories and jewelry businesses, primarily offset by $20.7 million of expenses related to the discontinued Kenneth Cole womenswear license.

The SG&A rate in 2005 as a percent of net sales increased year over year to 36.6% from 35.2%. The SG&A increased rate primarily reflected the impact of expenses described above in addition to the increased proportion of expenses related to our Canadian Specialty Retail and MEXX Europe businesses, which run at higher SG&A rates than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE Wholesale Apparel business, which runs at a lower SG&A rate than the Company average, partially offset by Company-wide expense control initiatives.

Restructuring (Gain) Expense

In 2005 and 2004, we recorded pretax restructuring gains of $610,000 ($394,000 after tax) and $105,000 ($68,000 after tax), respectively to reverse prior restructuring reserves. In December 2004, we recorded a pretax restructuring charge of $9.8 million pretax ($6.5 million after tax) relating to costs associated with restructuring of our European business and the closure of our Secaucus, New Jersey distribution center.

Operating Income

Operating income for 2005 was $525.3 million, an increase of $22.6 million, or 4.5%, over 2004. The increase in operating income primarily resulted from increased sales in our non-apparel segment, lower sourcing costs, and the reimbursement of $12.3 million from a customer of improperly collected markdown allowances, partially offset by the inclusion of $8.9 million of expenses primarily related to workforce reductions and office and distribution center real estate consolidations and the inclusion of $15.9 million of expenses resulting from the adoption of SFAS No. 123(R), as well as the shift in our equity-based management compensation plan to restricted stock. In 2004, operating income reflected $9.8 million of restructuring charges. Operating income as a percent of net sales declined to 10.8% from 10.9% in 2004 primarily due to continued investment in the expansion of our domestic and international retail businesses and the additional liquidation of excess inventory as well as the effect of the adoption of SFAS No. 123(R). The impact of foreign currency exchange rates in our international businesses was not material. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $323.5 million (11.0% of net sales), an increase of $0.1 million in 2005 compared to $323.4 million (10.9% of net sales) in 2004, principally reflecting increased profits in our MEXX Europe, JUICY COUTURE, moderate and mid-tier businesses, and licensed DKNY® JEANS businesses, as well as the favorable impact of the discontinuation of our KENNETH COLE womenswear license; primarily offset by reduced profits in our LIZ CLAIBORNE business, as a result of the lower sales discussed above, and in our ELLEN TRACY, CRAZY HORSE women’s, CLAIBORNE men’s, ENYCE and SIGRID OLSEN businesses;

•

Wholesale Non-Apparel operating income increased $22.8 million to $101.5 million (15.6% of net sales) in 2005 compared to $78.8 million (13.9% of net sales) in 2004, principally due to increased profits in our Cosmetics, LIZ CLAIBORNE, mid-tier, and LUCKY BRAND Handbags businesses and MONET, JUICY COUTURE and SIGRID OLSEN Jewelry businesses, as well as the addition of our TINT Jewelry and AXCESS Jewelry and Fashion Accessories businesses, partially offset by reduced profits in our LIZ CLAIBORNE Fashion Accessories and Jewelry businesses;

•

Retail operating income was $68.2 million (5.6% of net sales) decreasing by $4.9 million in 2005 compared to $73.1 million (6.9% of net sales) in 2004, principally reflecting reduced profits in our Outlet, and LIZ CLAIBORNE Europe businesses, partially offset by increased profits in our LUCKY BRAND DUNGAREES and MEXX Canada, and JUICY COUTURE businesses; and

•	Corporate operating income, primarily consisting of licensing operating income, increased $4.7 million to $32.1 million in 2005 compared to $27.4 million in 2004.

Viewed on a geographic basis, Domestic operating income decreased by $8.1 million, or 1.9%, to $417.8 million, primarily reflecting decreased profits in our LIZ CLAIBORNE and ELLEN TRACY businesses, partially offset by increased profits in our LUCKY BRAND DUNGAREES Retail, JUICY COUTURE and Cosmetics businesses, as well as our moderate and mid-tier department store businesses. International operating income increased $30.7 million, or 40.0% to $107.5 million; the international increase reflected increased profitability at our European wholesale apparel and Canadian retail businesses.

Other (Expense) Income, Net

In 2005, other (expense) income, net was $2.3 million of expense, primarily comprised of $1.8 million of minority interest expense. (See “Financial Position, Capital Resources and Liquidity – Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest).

Net other income (expense) in 2004 was $9.6 million of income, consisted primarily of a pretax gain of $11.9 million ($8.0 million after tax) on the sale of all 1.5 million shares of Class A stock of Kenneth Cole Productions, Inc. (“KCP”), partially offset by $3.7 million of minority interest expense (which related to the 15 percent minority interest in Lucky Brand Dungarees, Inc. and the 1.8 percent minority interest in Segrets, Inc.).

Interest Expense, Net

Net interest expense in 2005 was $31.8 million, compared to $32.2 million in 2004, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $2.6 million and $1.4 million of interest income in 2005 and 2004, respectively.

Provision for Income Taxes

The income tax rate in 2005 increased to 35.4% from 34.7% in 2004 primarily due to a shift in earnings to jurisdictions with higher statutory tax rates.

Net Income

Net income increased in 2005 to $317.4 million, or 6.5% of net sales, from $313.6 million in 2004, or 6.8% of net sales. Diluted earnings per common share (“EPS”) increased 3.2% to $2.94 in 2005, up from $2.85 in 2004. Our average diluted shares outstanding decreased by 2.0 million shares in 2005 on a year-over-year basis to 107.9 million as a result of the repurchase of common shares partially offset by the exercise of stock options and the effect of dilutive securities.

2004 vs. 2003

The following table sets forth our operating results for the year ended January 1, 2005 (52 weeks), compared to the year ended January 3, 2004 (53 weeks):

	Year ended		Variance
Dollars in millions	January 1, 2005	January 3, 2004	$	%

Net Sales	$4,632.8	$4,241.1	$391.7	9.2%

Gross Profit	2,142.6	1,889.8	252.8	13.4%

Selling, general & administrative expenses	1,630.1	1,419.7	210.4	14.8%

Restructuring expense (gain)	9.7	(0.7)	10.4	1,485.7%

Operating Income	502.7	470.8	32.0	6.8%

Other (expense) income, net	9.6	(1.9)	11.5	605.3%

Interest (expense), net	(32.2)	(30.5)	1.7	5.6%

Provision for income taxes	166.6	158.7	7.9	5.0%

Net Income	$313.6	$279.7	$33.9	12.1%

Net Sales

Net sales for 2004 were a record $4.633 billion, an increase of $391.7 million, or 9.2%, over net sales for 2003. The inclusion of a full year of our JUICY COUTURE business (acquired April 7, 2003) and our ENYCE business (acquired December 1, 2003) added approximately $209.8 million in net sales during the year. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses added approximately $95.4 million in sales during the year. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales increased $149.3 million, or 5.3% to $2.966 billion. This result reflected the following:
	-	A $180.8 million increase resulting from the inclusion of a full year of sales of the acquired JUICY COUTURE and ENYCE businesses;
	-	A $52.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and

-

An $83.5 million net decrease across our other wholesale apparel businesses, primarily reflecting an 18.7% decrease in our LIZ CLAIBORNE business (a 16.9% sales decrease excluding the impact of lower shipments to the off-price channel) and a 6.0% decrease in our moderate and mid-tier businesses (due to the challenging retail environment and conservative inventory management of retailers in this sector), partially offset by increases in our licensed DKNY® Men’s and Women’s Jeans (due to volume increases resulting from additional store locations within existing accounts), SIGRID OLSEN (due to volume growth resulting from new accounts in the better department store channel) and LUCKY BRAND DUNGAREES (due to increased volumes at both better department stores and specialty retailers). The decrease in our LIZ CLAIBORNE business resulted primarily from lower volume due to a continued focus by our retail customers on inventory productivity and conservative planning, the upward migration of certain retailers to exclusive and differentiated product offerings, growth in department store private label brands and the introduction of new competitive offerings.

•

Wholesale Non-Apparel net sales increased by $56.8 million, or 11.2%, to $564.9 million. The increase primarily reflected the addition of our recently launched JUICY COUTURE accessories business, increases in our MONET Jewelry, licensed KENNETH COLE, LUCKY BRAND DUNGAREES and ELLEN TRACY businesses as well as increases in our Cosmetics business driven primarily by the re-launch of our REALITIES women’s fragrance and continued growth in our CURVE fragrances. The impact of foreign currency exchange rates in our international businesses was not material in this segment.

•	Retail net sales increased $179.5 million, or 20.3%, to $1.066 billion. The increase reflected the following:
	-	A $42.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
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

•

Corporate net sales, consisting of licensing revenue, increased $6.1 million to $36.6 million as a result of revenues from new licenses, primarily home products, as well as growth in our existing license portfolio.

Viewed on a geographic basis, Domestic net sales increased by $198.0 million, or 6.0%, to $3.503 billion, reflecting the contributions of new product launches and recent acquisitions, partially offset by declines in our LIZ CLAIBORNE and moderate and mid-tier businesses. International net sales increased $193.8 million, or 20.7%, to $1.130 billion, reflecting the results of our MEXX Europe and MEXX Canada businesses; approximately $95.4 million of this increase was due to the impact of foreign currency exchange rates.

Gross Profit

Gross profit increased $252.8 million, or 13.4%, to $2.143 billion in 2004 over 2003. Approximately $52.4 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro. Gross profit as a percent of net sales increased to 46.2% in 2004 from 44.6% in 2003. The increased gross profit rate reflects a continued focus on inventory management and lower sourcing costs. The increased gross profit rate also reflected a change in our sales mix, reflecting a decrease in sales in our LIZ CLAIBORNE and moderate and mid-tier businesses, which run at lower gross profit rates than the Company average and continued sales growth in our MEXX Europe and JUICY COUTURE businesses, as each of these businesses run at a higher gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $210.4 million, or 14.8%, to $1.630 billion in 2004 and as a percent of net sales increased to 35.2% in 2004 from 33.5% in 2003. The SG&A increase reflected the following:

•

A $66.8 million increase resulting from the inclusion of a full year of expenses from our JUICY COUTURE and ENYCE business, as well as expenses incurred in connected with the start-up of new businesses, primarily our MEXX USA and SIGRID OLSEN Specialty Retail businesses;

•	A $45.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses; and
•	A $97.9 million increase primarily resulting from the expansion of our domestic and international retail businesses and higher volume-related expenses.

SG&A as a percent of sales increased due to reduced expense leverage resulting from the sales decreases in our LIZ CLAIBORNE and moderate and mid-tier businesses and the increased proportion of expenses related to our MEXX Europe business, which runs at a higher SG&A rate than the Company average, partially offset by the favorable impact of Company-wide expense control initiatives.

Restructuring Expense (Gain)

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

•

$4.1 million of the charge is attributable to employee severance costs associated with the closure of our Secaucus, New Jersey distribution center. Products currently distributed through the Secaucus facility will be distributed through existing facilities as well as a new-leased facility in Allentown, Pennsylvania.

In 2004 and 2003 we recorded pretax restructuring gains of $105,000 ($68,000 after tax) and $672,000 ($429,000 after tax), respectively, representing the reversal of the portion of the $7.1 million pretax ($4.5 million after tax) 2002 restructuring reserve (established to cover the costs associated with the closure of all 22 domestic specialty retail stores operating under the LIZ CLAIBORNE brand name) that was no longer required due to the completion of the activities associated with the reserve.

Operating Income

Operating income for 2004 was $502.7 million, an increase of $32.0 million, or 6.8%, over 2003. Operating income as a percent of net sales declined to 10.9 % from 11.1% in 2003 primarily due to costs associated with the above-mentioned restructuring, as well as expenses related to the start-up of new businesses and retail expansion. The rate was positively impacted by increased sales, lower sourcing costs and improved inventory management. Approximately $6.7 million of the increase was due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro in our international businesses. Operating income by business segment is provided below:

•

Wholesale Apparel operating income increased $9.2 million to $323.4 million (10.9% of net sales) in 2004 compared to $314.2 million (11.2% of net sales) in 2003, principally reflecting the inclusion of a full year of sales from our JUICY COUTURE and ENYCE businesses and increased profits in our licensed DKNY® Jeans, LUCKY BRAND DUNGAREES and SIGRID OLSEN businesses as well as profits resulting from the addition of our INTUITIONS business, partially offset by reduced profits in our domestic LIZ CLAIBORNE business as a result of the lower sales volume discussed above and the $9.8 million restructuring charge discussed above.

•

Wholesale Non-Apparel operating income increased $18.0 million to $78.8 million (13.9% of net sales) in 2004 compared to $60.8 million (12.0% of net sales) in 2003, reflecting increases in our Jewelry and department store Fashion Accessories businesses and the addition of our recently launched JUICY COUTURE accessories business, increases in our Cosmetics business as well as increases in our Jewelry and Fashion Accessories businesses.

•

Retail operating income decreased slightly by $2.0 million to $73.1 million (6.9% of net sales) in 2004 compared to $75.1 million (8.5% of net sales) in 2003, principally reflecting losses in our LIZ CLAIBORNE Europe concession business as well as costs associated with our direct-to-consumer start-ups (namely, the MEXX USA and SIGRID OLSEN Specialty Retail formats and our LIZCLAIBORNE.COM website), partially offset by an increase in profits from our LUCKY BRAND DUNGAREES, MEXX Europe and MEXX Canada businesses and the impact of the closure of our domestic LIZ CLAIBORNE Specialty Retail stores in 2003.

•	Corporate operating income, primarily consisting of licensing operating income, increased $6.7 million to $27.4 million in 2004 compared to $20.7 million in 2003.

Viewed on a geographic basis, Domestic operating income increased by $47.2 million, or 12.5%, to $426.0 million, predominantly reflecting the contribution of new businesses and recent acquisitions, partially offset by restructuring costs of $4.1 million relating to the closure of our Secaucus, New Jersey distribution center. International operating income decreased $15.3 million, or 16.6% to $76.8 million. The international decrease reflects the results of losses in our LIZ CLAIBORNE Europe business, the incremental costs associated with the creation of a multi-brand platform in Europe and the restructuring costs of $5.7 million relating to European operations discussed above, partially offset by the favorable impact of foreign exchange rates of $6.7 million.

Other Income (Expense), Net

Net other income (expense) in 2004 was $9.6 million of income, compared to an expense of $1.9 million in 2003. The change consisted primarily of:

•

On December 14, 2004, we sold all 1.5 million shares of Class A stock of Kenneth Cole Productions, Inc. (“KCP”). In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” a pretax gain of $11.9 million ($8.0 million after tax) was recorded. These shares were initially acquired in August 1999, in conjunction with our consummation of a license agreement with KCP. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains have been reclassified from Accumulated other comprehensive income (loss) to Other income (expense), net, upon sale of the securities.

•

Net other income (expense) was principally comprised of $3.7 million of minority interest expense (which relates to the 15 percent minority interest in Lucky Brand Dungarees, Inc. and the 1.8 percent minority interest in Segrets, Inc.) partially offset by other non-operating income primarily related to foreign exchange gains. In 2003, net other income (expense) was principally comprised of $2.4 million of minority interest expense (which relates to the 15 percent minority interest in Lucky Brand Dungarees, Inc. and the 2.5 percent minority interest in Segrets, Inc.) partially offset by other non-operating income primarily related to foreign exchange gains.

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

Provision for Income Taxes

The income tax rate in 2004 decreased to 34.7% from 36.2% in 2003 as a result of changes to the European organization structure and the integration of our LIZ CLAIBORNE Europe and MEXX operations and a release of tax reserves due to favorable settlements of foreign tax audits, partially offset by the impact of a shift in pretax income between the Company’s domestic and international operations.

Net Income

Net income increased in 2004 to $313.6 million, or 6.8% of net sales, from $279.7 million in 2003, or 6.6% of net sales. Diluted earnings per common share (“EPS”) increased 11.8% to $2.85 in 2004, up from $2.55 in 2003. Our average diluted shares outstanding increased by 0.3 million shares in 2004 on a year-over-year basis, to 109.9 million, as a result of the exercise of stock options and the effect of dilutive securities mostly offset by the repurchase of common shares in the second quarter of 2004.

FORWARD OUTLOOK

For fiscal 2006, we are projecting net sales to increase low single digits compared to fiscal 2005, an operating margin in the range of 9.2 - 9.6% and EPS in the range of $2.58 - $2.73. Foreign currency exchange rates are expected to reduce 2006 sales by approximately 1% and will have an immaterial impact on 2006 EPS.

The fiscal 2006 results are projected to include a $0.36 reduction in EPS or an approximate 120 basis point reduction in operating margin due to the following:

•

A $0.09 reduction in EPS associated with the incremental impact of the adoption of SFAS No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation plan;

•	A $0.36 reduction in EPS associated with the costs resulting from the Company’s recently announced plans to streamline operations;

•	An $0.18 increase in EPS associated with the savings resulting from the above initiatives; and
•	A $0.09 reduction in EPS associated with the reinvestment of a portion of these savings in marketing and in-store support.

Sales by segment for fiscal 2006 are projected as follows:

•	In our wholesale apparel segment, we expect 2006 net sales to decrease low single digits compared to 2005.
•	In our wholesale non-apparel segment, we expect 2006 net sales to increase mid single digits compared to 2005.
•	In our retail segment, we expect 2006 net sales to increase in the mid teens compared to 2005.
•	We expect 2006 licensing revenue to increase by 10% compared to 2005.

For the first quarter of 2006, we are projecting net sales to decrease low single digits compared to the first quarter of 2005, an operating margin in the range of 6.7 - 7.2% and EPS in the range of $0.42 - $0.46. Foreign currency exchange rates are expected to reduce first quarter 2006 sales by approximately 2% and will have an immaterial impact on first quarter 2006 EPS.

First quarter 2006 results are projected to include an $0.18 reduction in EPS or an approximate 250 basis point reduction in operating margin due to the following:

•

A $0.04 reduction in EPS associated with the incremental impact of the adoption of SFAS No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation plan;

•	A $0.15 reduction in EPS associated with the costs resulting from Company’s recently announced plans to streamline operations; and
•	A $0.01 increase in EPS associated with the savings resulting from the above initiatives.

Sales by segment for the first quarter of 2006 are projected as follows:

•	In our wholesale apparel segment, we expect first quarter 2006 net sales to decrease high single digits compared to 2005.
•	In our wholesale non-apparel segment, we expect first quarter 2006 net sales to increase mid single digits compared to 2005.
•	In our retail segment, we expect first quarter 2006 net sales to increase in the mid teens compared to 2005.
•	We expect first quarter 2006 licensing revenue to increase by 10% compared to 2005.

All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase program. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of February 17, 2006, the Company had $153.3 million remaining in buyback authorization under the program.

Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the “Eurobonds”) to fund the initial payment in connection with our acquisition of MEXX Europe. Our Eurobonds are scheduled to mature in August 2006, and we have the intent and ability to refinance the debt on a long-term basis. These bonds are designated as a hedge of our net investment in MEXX (see Note 3 of Notes to Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months’ liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2005 vs. 2004

Cash and Debt Balances. We ended 2005 with $343.2 million in cash and marketable securities, compared to $393.4 million at year-end 2004, and with $466.6 million of debt outstanding, compared to $540.6 million at year-end 2004. This $23.8 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the year of $440.6 million and the effect of foreign currency translation on our Eurobond, which reduced our debt balance by $62.0 million, partially offset by the 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date) required final contingent payment to complete the purchase of MEXX Canada, the $35.0 million payment to Lucky Brand shareholders to purchase an additional 8.25 percent interest in Lucky Brand, the $29.3 million payment made related to the acquisition of C & C, the $32.4 million payment made related to the acquisition of prAna, $198.2 million in share repurchases, and $158.9 million for capital and in-store expenditures. We ended the year with $2.003 billion in stockholders’ equity, giving us a total debt to total capital ratio of 18.9% compared to $1.811 billion in stockholders’ equity at the 2004 year-end with a total debt to total capital ratio of 23.0%. As of the end of 2005, we had $153.3 million remaining on our share repurchase authorization.

Accounts receivable decreased $16.2 million, or 3.8%, at year-end 2005 compared to year-end 2004, primarily due to the impact of foreign currency exchange rates which decreased international accounts receivable balances by $20.8 million, primarily related to the weakening of the euro, as well as reductions in sales and to a lesser extent, timing of payments in our domestic wholesale apparel business, partially offset by volume related growth in our domestic wholesale non-apparel business.

Inventories decreased $4.8 million, or 0.9%, at year-end 2005 compared to year-end 2004. Reductions of $21.3 million in inventories in our comparable businesses as well as the impact of foreign currency exchange rate fluctuations of $19.0 million in those businesses were partially offset by inventory increases of $35.4 million in our new retail business expansion and new business initiatives, net of discontinued lines. Our average inventory turnover rate for 2005 was 4.4 times compared to 4.5 times in 2004.

Borrowings under our revolving credit facility and other credit facilities peaked at $149.7 million during 2005; at year-end 2005, our borrowings under these facilities were $48.4 million.

Net cash provided by operating activities was $440.6 million in 2005, compared to $457.3 million provided in 2004. This $16.7 million decrease in cash flow was primarily due to a $35.0 million use of cash for working capital in 2005 compared to a $2.8 million source of cash for working capital in 2004, driven primarily by changes in accounts payable due to timing of payments and accrued expenses due to a reduction of certain employment-related obligations, partially offset by changes in our accounts receivable and inventory balances.

Net cash used in investing activities was $298.9 million in 2005, compared to $310.0 million in 2004. Net cash used in 2005 reflected payments of $158.9 million for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of the additional 8.25 percent of minority interest in Lucky Brand and payments of $29.3 million for the acquisition of C & C and $32.4 million for the acquisition of prAna. Net cash used in 2004 was primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe and $146.4 million for capital and in-store expenditures.

Net cash used in financing activities was $199.5 million in 2005, compared to $50.6 million provided in 2004. The $148.9 million year-over-year increase was primarily due to the purchases of common stock as well as a decrease in short-term borrowings.

2004 vs. 2003

Cash and Debt Balances. We ended 2004 with $393.4 million in cash and marketable securities, compared to $343.9 million at year-end 2003, and with $540.6 million of debt outstanding, compared to $459.2 million at year-end 2003. This $31.9 million increase in our net debt position on a year-over-year basis is primarily attributable to the 160 million euro (or $192.4 million based on the exchange rate in effect on the payment date) required final contingent payment to complete the purchase of MEXX Europe, $116.8 million in share repurchases, $146.4 million for capital and in-store expenditures and the effect of foreign currency translation on our Eurobond, which added $33.9 million to our debt balance, partially offset by cash flow from operations for the year of $457.3 million. We ended the year with $1.811 billion in stockholders’ equity, giving us a total debt to total capital ratio of 23.0% compared to $1.578 billion in stockholders’ equity at the 2003 year-end with a total debt to total capital ratio of 22.5%. As of the end of 2004, we had approximately $101.5 million remaining on our share repurchase authorization.

Accounts receivable increased $41.3 million, or 10.6%, at year-end 2004 compared to year-end 2003, primarily due to growth in our domestic wholesale businesses. The impact of foreign currency exchange rates increased international accounts receivable balances by $10.2 million, primarily related to the strengthening of the euro.

Inventories increased $56.0 million, or 11.5%, at year-end 2004 compared to year-end 2003. New business initiatives and expansion of our retail business were responsible for $31.7 million of the increase, while approximately $12.6 million of the increase is related to the impact of foreign currency exchange rates, primarily related to the strengthening of the euro. The remaining increase is primarily due to growth in our on-going and replenishment programs. Our average inventory turnover rate for 2004 was 4.5 times compared to 4.7 times in 2003. We continue to take a conservative approach to inventory management in 2005.

Borrowings under our revolving credit facility and other credit facilities peaked at $203.3 million during 2004; at year-end 2004, our borrowings under these facilities were $56.1 million.

Net cash provided by operating activities was $457.3 million in 2004, compared to $418.8 million provided in 2003. This $38.5 million increase was primarily due to an increase in net income of $33.9 million in 2004 from 2003.

Net cash used in investing activities was $310.0 million in 2004, compared to $337.3 million in 2003. Net cash used in 2004 was primarily attributable to the $192.4 million (160 million euro) required final contingent payment to complete the purchase of MEXX Europe. We also spent $146.4 million for capital and in-store expenditures. Net cash used in 2003 primarily reflected $222.3 million in acquisition-related payments for the purchase of Juicy Couture and Enyce, as well as approximately $46.4 million of additional payments made in connection with the acquisitions of Lucky Brand and Mexx Canada. We also spent $107.2 million for capital and in-store expenditures.

Net cash used in financing activities was $50.6 million in 2004, compared to $7.0 million provided in 2003. The $57.6 million year-over-year increase was primarily due to purchases of common stock partially offset by an increase in short-term borrowings.

Commitments and Capital Expenditures

We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:

•

On January 17, 2006, we purchased 1.9 percent of the remaining outstanding shares of Lucky Brand for $10.0 million. On January 28, 2005, we purchased an additional 8.25 percent of the equity interest of Lucky Brand for $35.0 million. The remaining 4.85 percent will be purchased as follows: 1.5 percent in January 2007 and 1.1 percent in January 2008 for $10 million each year and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $21-24 million.

•

In December of 2005, we purchased approximately half of the minority interest in Segrets for $1.5 million. Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $1-2 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•

The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. We estimate that if the 2005 measurement year were selected, the Juicy Couture contingent payment in 2006 would be in the range of $110-115 million. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75 percent of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. The contingent payments will be accounted for as additional purchase price when paid.

•

The C & C acquisition agreement provides for contingent payments in fiscal years 2007, 2008 and 2009 that will be based upon a multiple of C & C’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $19-23 million. The contingent payments will be accounted for as additional purchase price when paid.

•

The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid.

•

The January 2006 Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $45-51 million. The contingent payments will be accounted for as additional purchase price when paid.

With respect to the Mexx Canada acquisition, the sellers selected the 2004 measurement year for the calculation of the contingent payment provided for under the Mexx Europe acquisition agreement. On April 26, 2005, we made the required final payment of 45.3 million Canadian dollars (or $37.1 million based on the exchange rate in effect on such date).

We lease all our retail stores under leases with terms that are typically five or ten years. We amortize leasehold improvements, as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal, (ii) there is no minimum sales requirement that could impair our ability to renew, (iii) failure to renew would subject us to a substantial penalty, and (iv) there is an established history of renewals in the format or location.

Our capital expenditures for 2006 are expected to approximate $175 million. These expenditures will consist primarily of the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures) and the opening of retail stores and in-store merchandise shops. Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.

In March 2005, awards were granted to a group of key executives under the Company’s stockholder approved Section 162(m) Long Term Performance Plan (the “Performance Plan”). The initial Performance Plan Awards (the “Awards”) provide for potential cash payouts based upon performance over a three-year performance period covering the Company’s 2005, 2006, and 2007 fiscal years. Actual payouts of the Awards are dependent on the level of achievement against three performance goals: 25% of each Award payout is based on the Company’s earnings per share growth, 25% is based on the Company’s average three-year return on invested capital and 50% is based on total shareholder return as compared to a group of peer companies.

The following table summarizes as of December 31, 2005 our contractual cash obligations by future period (see Notes 2, 3, 4, 11 and 12 of Notes to Consolidated Financial Statements):

	Payments due by period
Contractual cash obligations (In thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Leases commitments	$170,104	$298,093	$248,744	$424,896	$1,141,837
Capital lease obligation	5,703	4,611	--	--	10,314
Deferred compensation	--	17,600	--	--	17,600
Long term performance plan	--	5,700	5,700	--	11,400
Inventory purchase commitments	613,912	--	--	--	613,912
Eurobonds	412,405	--	--	--	412,405
Eurobond interest *	27,322	--	--	--	27,322
Guaranteed minimum licensing royalties	13,881	26,000	26,000	26,000	91,881
Short-term borrowings **	48,729	--	--	--	48,729
Synthetic lease	66,466	--	--	--	66,466
Rent hedge – Synthetic Lease ***	865	--	--	--	865
Additional acquisition purchase price payments	133,000	57,100	83,500	--	273,600

* Interest on the Eurobond is fixed at 6.625% per annum and assumes an exchange rate of 1.1783 U.S. dollars per euro.

** Interest on short-term borrowings is estimated at a rate of 3.0% or approximately $1.5 million.

*** In connection with the variable rates under the synthetic lease agreement, we have entered into interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into this arrangement to provide protection against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended December 31, 2005.

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements). The Eurobonds are classified as Long-term debt as the Company has the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 357.2 million and 368.7 million euro as of December 31, 2005 and January 1, 2005, respectively.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants at December 31, 2005. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 31, 2005, the Company had no debt outstanding under the Agreement. The carrying amount of our borrowings under the commercial paper program approximates fair value because the interest rates are based on floating rates, which are determined by prevailing market rates.

As of December 31, 2005 and January 1, 2005, we had lines of credit aggregating $567 million and $551 million, respectively, which were primarily available to cover trade letters of credit. At December 31, 2005 and January 1, 2005, we had outstanding trade letters of credit of $298 million and $310 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $149.3 million (based on the exchange rates as of December 31, 2005). As of December 31, 2005, a total of $48.4 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.0%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2006. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The Eurobonds will mature and be refinanced in 2006. The capital lease obligations in Europe expire in 2007 and 2008.

Off-Balance Sheet Arrangements

On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75 percent of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions.

The lessor has no affiliation or relationship with the Company or any of our employees, directors or affiliates, and the Company’s transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in Selling, general & administrative expense in the Consolidated Statements of Income.

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

Hedging Activities

At December 31, 2005, we had various Canadian currency collars outstanding with a notional amount of $21 million, maturing through December 2006 and with values ranging between 1.13 and 1.19 Canadian dollar per U.S. dollar and various euro currency collars outstanding with a notional amount of 325 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.08 Hong Kong dollar per euro, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at January 1, 2005. At December 31, 2005, we also had forward contracts maturing through December 2006 to sell 19.5 million Canadian dollars for $16.7 million, to sell 30.0 million Canadian dollars for 199.8 million Hong Kong dollars and to sell 21 million euro for 194 million Hong Kong dollars. The notional value of the foreign exchange forward contracts was approximately $67 million at December 31, 2005, as compared to approximately $45 million at January 1, 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $0.7 million at December 31, 2005 and $6.2 million at January 1, 2005. The ineffective portion of these trades is recognized currently in earnings and was ($0.1) million for the year ended December 31, 2005. In addition, for the fiscal year ended December 31, 2005, we recorded approximately $0.5 million as expense in the Consolidated Statements of Income for derivative instruments that no longer qualified for hedge accounting treatment. Approximately $0.7 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended December 31, 2005. Approximately $0.1 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $62.0 million for the year ended December 31, 2005 and ($33.9) million for the year ended January 1, 2005.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds, both maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting was August 7, 2004 and will be reset each six-month period thereafter until maturity. We received $1.7 million for the year ended December 31, 2005 and $0.8 million for the year ended January 1, 2005 as an annual settlement for our interest rate swap.

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

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers’ compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Derivative instruments in the form of forward contracts and options are used to hedge the exposure to variability in probable future cash flows associated with inventory purchases and sales collections primarily associated with our European and Canadian entities. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition

Revenue is recognized from our wholesale, retail and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions. In fiscal 2005, a 1% change in the effective tax rate would have impacted Net Income by $4.9 million.

Accounts Receivable – Trade, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

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

Goodwill and Other Intangibles, Net

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 21 of Notes to Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference.

The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 5 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three year period ended December 31, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

The excess of the low range of the fair value over the carrying value for goodwill for each of the reporting units ranged from approximately $269.1 million to approximately $643.9 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value for each of the reporting units ranging from approximately $196.0 million to approximately $580.2 million.

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The Company uses derivative instruments to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item due to interest rates.

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

Share-Based Compensation

On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

Inflation

The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The Company adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We expect that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $2-3 million for the fiscal year ended December 30, 2006.

On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R),” This FSP provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). The FSP states that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. Although we adopted SFAS No. 123(R) prior to the issuance of the FSP, we applied the principles set forth in this FSP.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination, as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and will be adopted by the Company in the first quarter of fiscal 2006. We do not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have until November 2006 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. We are currently evaluating this FSP; the one-time election is not expected to affect operating income or net earnings.

On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. We do not expect that the implementation of FSP No. FAS 123(R)-4 will have a material effect on the results of operations or financial position.

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

•

Risks associated with our dependence on sales to a limited number of large (and consolidating) United States department store customers, including risks related to our ability to respond effectively to:

-

these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors), including with respect to customer and consumer acceptance, pricing, and new product introductions;

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
-

the effect, including the closure of doors, of consolidation, and the uncertainty resulting therefrom, among our larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;

•	Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
•

Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•

Consumer and customer demand for, and acceptance and support of, Company products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•

Our ability, especially through its sourcing, logistics and technology functions, to operate within substantial production and delivery constraints, including risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;

•

Our ability to adapt to and compete effectively in the new quota environment, including changes in sourcing patterns resulting from the general elimination of quota on apparel products, as well as lowered barriers to entry;

•

Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•

Risks associated with our operation and expansion of its retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into our overall business mix.

Management and Employee Risks

•	Risks associated with our providing for the succession of senior management, including the Chief Executive Officer succession process;
•	Our ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;
•	Our ability to hire and train qualified retail management and associates; and
•	Risks associated with any significant disruptions in our relationship with its employees, including union employees, and any work stoppages by our employees, including union employees.

Economic, Social and Political Risks

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

•	Changes in social, political, legal and other conditions affecting foreign operations;
•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
•	Any significant disruption in our relationships with its suppliers and manufacturers, as well as work stoppages by any of our suppliers or service providers;
•

The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and activity around the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•

Risks related to our ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues, including pending and potential disputes and litigation.

Risks Associated with Acquisitions and New Product Lines and Markets

As part of our growth strategy, we from time to time acquire new product lines and/or enter new markets. These activities (which also include the development and launch of new product categories and product lines, as well as licensing arrangements), are accompanied by a variety of risks inherent in any new business venture, including the following:

•

Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions the Company has been making;

•

Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and/or competitors;

•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;
•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
•	Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;
•	Risks that expenditures required for capital items or working capital will be higher than anticipated;

•	Risks associated with unanticipated events and unknown or uncertain liabilities;
•	Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;
•	Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies; and
•

With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.

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

We do not speculate on the future direction of interest rates. As of December 31, 2005 and January 1, 2005, our exposure to changing market rates was as follows:

Dollars in millions	December 31, 2005	January 1, 2005
Variable rate debt	$48.4	$56.1
Average interest rate	3.0%	2.7%
Notional amount of interest rate swap	$206.2	$237.2
Current implied interest rate	5.69%	5.68%

A ten percent change in the average interest rates of the variable debt would have resulted in a $1.4 million change in interest expense during 2005.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of December 31, 2005, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

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

At December 31, 2005 and January 1, 2005, we had outstanding foreign currency collars with net notional amounts aggregating to $63 million and $80 million, respectively. We had forward contracts aggregating to $67.5 million at December 31, 2005 and $45 million at January 1, 2005. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $0.7 million at December 31, 2005 and $6.2 million at January 1, 2005. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $10.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $11.4 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 31, 2005:

Currency in thousands	U.S. Dollar Amount	Hong Kong Dollar Amount	Contract Rate	Unrealized Gain (Loss)
Forward Contracts:
Euro		193,750	0.1037 to 0.1094	$498
Canadian Dollars	$16,723		0.8549 to 0.8592	--
Canadian Dollars		199,806	0.1491 to 0.1508	--

Foreign Exchange Collar Contracts:
Euro		325,362	0.0992 to 0.1143	$208
Canadian Dollars	$21,072		0.8403 to 0.8881	--

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 1, 2005:

	U.S. Dollar	Contract	Unrealized
Currency in thousands	Amount	Rate	Gain (Loss)
Forward Contracts:
Euro	$43,000	1.2197 to 1.3234	$(3,758)
Canadian Dollars	1,664	0.8310 to 0.8314	2

Foreign Exchange Collar Contracts:
Euro	$53,000	1.2000 to 1.3753	$(2,123)
Canadian Dollars	26,625	0.8000 to 0.8484	(337)

Item 8. Financial Statements and Supplementary Data.

See the “Index to Consolidated Financial Statements and Schedules” appearing at the end of this Annual Report on Form 10-K for information required under this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as of December 31, 2005, and have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “Index to Consolidated Financial Statements and Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

With respect to our Executive Officers, see Part I of this Annual Report on Form 10-K.

Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is hereby incorporated by reference.

Item 11. Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading “Executive Compensation” (other than the Board Compensation Committee Report on Executive Compensation) in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as December 31, 2005. In January 2006, the Company adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders............	12,923,930	(1)(2)	$30.70	(3)	10,221,268	(4)
Equity Compensation Plans Not Approved by Stockholders............	0		N/A		0
TOTAL..................	12,923,930	(1)(2)	$30.70	(3)	10,221,268	(4)(5)

(1)	Includes 30,240 shares of Common Stock issuable under the Outside Directors’ Plan pursuant to participants’ elections thereunder to defer certain director compensation.

(2)

Includes an aggregate of 815,108 shares (the “Performance Shares”) which may be issued to Paul R. Charron upon satisfaction of certain performance criteria as set forth in Mr. Charron’s Amended and Restated Employment Agreement, dated November 3, 2003 and the Performance Share Agreement, dated November 3, 2003 (“the November 2003 Agreement”) and the Performance Share Agreement dated March 4, 2004 (the “March 2004 Agreement”). Of the total which may be issued, 405,288 may be issued under the terms of the November 2003 Agreement and 409,820 may be issued under the March 2004 Agreement. The actual number of Performance Shares which will be issued to Mr. Charron depends on the extent of the achievement of the performance criteria.

(3)

Performance Shares and shares issuable under the Outside Directors’ Plan pursuant to participants’ election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(4)

In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan and the 2005 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares which may be awarded under the 2005 Plan.

(5)	As of December 31, 2005, no shares have been issued under the 2005 Plan.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Election of Directors” and “Executive Compensation-Employment Arrangements” in the 2006 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2006 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements	PAGE REFERENCE
2005 FORM 10-K

MANAGEMENT’S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM			F-2 to F-5

FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005		F-6

	Consolidated Statements of Income for the Three Fiscal Years Ended December 31, 2005		F-7

	Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the Three Fiscal Years Ended December 31, 2005		F-8 to F-9

	Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 31, 2005		F-10

	Notes to Consolidated Financial Statements		F-11 to F-42

	2.	Schedules.

SCHEDULE II - Valuation and Qualifying Accounts			F-43

NOTE:  Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit No.		Description

2(a)	-

Share Purchase Agreement, dated as of May 15, 2001, among Liz Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant’s Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3(a)	-	Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)	-

By-laws of Registrant, as amended (incorporated herein by reference from Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the “1992 Annual Report”]).

4(a)	-	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)	-

Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A dated as of December 4, 1998).

4(b)(i)	-

Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

4(c)	-

Agency Agreement between Liz Claiborne, Inc., Citibank, N.A. and Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant’s Form 10-Q for the period ended June 30, 2001).

10(a)	-	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)	-

Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

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

Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).

10(b)(v)	-	Fifth Amendment to Lease (incorporated herein by reference from Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).

Exhibit No.		Description

10(c)+	-

National Collective Bargaining Agreement, made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (now known as UNITE-HERE) for the period June 1, 2003 through May 31, 2006 (incorporated herein by reference from Exhibit 10(c) to the 2003 Annual Report).

10(d)+*	-	Description of Liz Claiborne, Inc. 2005 Salaried Employee Incentive Bonus Plan.

10(e)+	-

The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

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

Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+	-

First Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)+	-	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)+	-

Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference from Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).

10(f)(i)+	-	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+	-	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(f)(iii)+*	-	Liz Claiborne, Inc. Outside Directors’ Deferral Plan.

10(g)+	-

Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference from Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	-

Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(g)(ii)+	-	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

10(h)+	-	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	-	Amendment No. 1 to the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+	-	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+	-

Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 10(a) to Registrant’s Form 10-Q for the period ended September 29, 2001 [the “3rd Quarter 2001 10-Q”]).

10(h)(iv)+	-	Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(h)(v)+*	-	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan.

10(i)+	-

Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference from Exhibit 10(y)(i) to Registrant’s Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	-	Amendment No. 1 to the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	-	Amendment No. 2 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	-	Amendment No. 3 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	-	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	-	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	-	Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(q) to the 2000 Annual Report).

10(k)+	-	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10Q filed August 15, 2003).

10(l)+	-

Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(l)(i)+	-	Trust Agreement dated as of January 1, 2002, between Liz Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)+	-

Employment Agreement dated as of November 3, 2003, between Registrant and Paul R. Charron (the “Charron Agreement”) (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 5, 2003 [the “November 5, 2003 Form 8-K”]).

10(m)(i)+	-

The Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron [the “Accumulation Plan”]), dated as of September 19, 1996 (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(m)(ii)+	-	Amendment to the Accumulation Plan, dated January 3, 2002 (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(m)(iii)+	-	Amendment No. 2 to the Accumulation Plan, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the November 5, 2003 Form 8-K).

10(m)(iv)+	-	Executive Termination Benefits Agreement, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10 (v)(iii) to the 2000 Annual Report).

10(m)(v)+	-

First Amendment to the Executive Termination Benefits Agreement between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+	-

Stock Option Certificate, dated November 3, 2003 issued to Paul R. Charron under Registrant’s 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

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

Stock Option Certificate, dated March 4, 2004, issued to Paul R. Charron, under Registrant’s 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 [the “1st Quarter 2004 10-Q”]).

10(m)(x)	-	Restricted Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(b) to the 1st Quarter 2004 10-Q).

10(m)(xi)	-	Performance Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(c) to the 1st Quarter 2004 10-Q).

10(n)+*	-	2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan, dated January 23, 2006, between Registrant and Trudy F. Sullivan.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(n)(i)+	-	Change of Control Agreement, between Registrant and Trudy F. Sullivan (incorporated herein by reference from Exhibit 10(w) to the 2002 Annual Report).

10(o)	-

Five-Year Credit Agreement, dated as of October 13, 2004, among Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

10(p)+	-	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(q)+	-

Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005 [the “May 26, 2005 Form 8-K”]).

10(r)+	-	Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to the May 26, 2005 Form 8-K).

10(s)+	-	Amendment No. 1 to the Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(t)+	-	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

21*	-	List of Registrant’s Subsidiaries.

23*	-	Consent of Independent Registered Public Accounting Firm.

31(a)*	-	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	-	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#	-	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#	-	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*	-	Undertakings.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

# A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2006.

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

	/s/ Michael Scarpa		/s/ Elaine H. Goodell
By:	Michael Scarpa,	By:	Elaine H. Goodell,
	Senior Vice President – Finance and Distribution and Chief Financial Officer (principal financial officer)		Vice President – Corporate Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2006.

Signature	Title

/s/ Paul R. Charron	Chairman of the Board, Chief Executive Officer and Director
Paul R. Charron	(principal executive officer)

/s/ Bernard W. Aronson	Director
Bernard W. Aronson

/s/ Raul J. Fernandez	Director
Raul J. Fernandez

/s/ Mary Kay Haben	Director
Mary Kay Haben

/s/ Nancy J. Karch	Director
Nancy J. Karch

/s/ Kenneth P. Kopelman	Director
Kenneth P. Kopelman

/s/ Kay Koplovitz	Director
Kay Koplovitz

/s/ Arthur C. Martinez	Director
Arthur C. Martinez

/s/ Oliver R. Sockwell	Director
Oliver R. Sockwell

/s/ Paul E. Tierney, Jr	Director
Paul E. Tierney, Jr.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page Number

MANAGEMENT’S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-5

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-6

Consolidated Statements of Income for the Three Fiscal Years Ended December 31, 2005	F-7

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the Three Fiscal Years Ended December 31, 2005	F-8 to F-9

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 31, 2005	F-10

Notes to Consolidated Financial Statements	F-11 to F-42

SCHEDULE II - Valuation and Qualifying Accounts	F-43

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with a ccounting principles generally accepted in the United States. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control – Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Dated March 1, 2006

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Liz Claiborne, Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management’s informed judgments and best estimates.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees all of the Company’s financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

/s/ Paul R. Charron	/s/ Michael Scarpa
Paul R. Charron Chairman of the Board and Chief Executive Officer	Michael Scarpa Senior Vice President – Finance and Distribution and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Liz Claiborne, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2005 of the Company and our report dated March 1, 2006 expresses an unqualified opinion and includes an explanatory paragraph referring to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 3, 2005, on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 3, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2006

CONSOLIDATED BALANCE SHEETS

Liz Claiborne, Inc. and Subsidiaries

In thousands except share data	December 31, 2005	January 1, 2005
Assets
Current Assets:
Cash and cash equivalents	$328,527	$385,637
Marketable securities	14,638	7,797
Accounts receivable – trade, net	415,849	432,065
Inventories, net	536,296	541,139
Deferred income taxes	47,688	51,117
Other current assets	113,539	91,386
Total current assets	1,456,537	1,509,141
Property and Equipment, Net	494,693	474,573
Goodwill, Net	858,565	755,655
Intangibles, Net	332,017	280,986
Other Assets	10,224	9,397
	$3,152,036	$3,029,752
Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$48,729	$56,118
Accounts payable	250,768	259,965
Accrued expenses	288,370	288,490
Income taxes payable	19,872	33,028
Total current liabilities	607,739	637,601
Long-Term Debt	413,227	476,571
Obligations Under Capital Leases	4,606	7,945
Other Non-Current Liabilities	66,692	32,836
Deferred Income Taxes	54,170	49,490
Commitments and Contingencies (Note 11)
Minority Interest	2,896	13,520
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	--	--
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437
Capital in excess of par value	187,689	176,182
Retained earnings	3,122,487	2,828,968
Unearned compensation expense	--	(36,793)
Accumulated other comprehensive income (loss)	(33,738)	(63,650)
	3,452,875	3,081,144
Common stock in treasury, at cost – 71,451,550 shares in 2005 and 67,703,065 shares in 2004	(1,450,169)	(1,269,355)
Total stockholders’ equity	2,002,706	1,811,789
Total Liabilities and Stockholders’ Equity	$3,152,036	$3,029,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Liz Claiborne, Inc. and Subsidiaries

Fiscal Years Ended
In thousands except per common share data	December 31, 2005	January 1, 2005	January 3, 2004
Net Sales	$4,847,753	$4,632,828	$4,241,115
Cost of goods sold	2,549,396	2,490,266	2,351,324
Gross Profit	2,298,357	2,142,562	1,889,791
Selling, general & administrative expenses	1,773,627	1,630,122	1,419,673
Restructuring (gain) expense	(610)	9,694	(672)
Operating Income	525,340	502,746	470,790
Other (expense) income, net	(2,264)	9,602	(1,890)
Interest expense, net	(31,798)	(32,151)	(30,509)
Income Before Provision for Income Taxes	491,278	480,197	438,391
Provision for income taxes	173,912	166,628	158,698
Net Income	$317,366	$313,569	$279,693

Net Income per Weighted Average Share, Basic	$2.98	$2.90	$2.60
Net Income per Weighted Average Share, Diluted	$2.94	$2.85	$2.55

Weighted Average Shares, Basic	106,354	108,128	107,451
Weighted Average Shares, Diluted	107,919	109,886	109,619

Dividends Paid per Common Share	$.23	$.23	$.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS

Liz Claiborne, Inc. and Subsidiaries

	COMMON STOCK		Capital in		Accumulated Other	Unearned	TREASURY SHARES
In thousands except share data	Number of Shares	Amount	Excess of Par Value	Retained Earnings	Comprehensive Income (Loss)	Compen-sation	Number of Shares	Amount	Total
BALANCE, DECEMBER 28, 2002	176,437,234	$176,437	$95,708	$2,283,692	$(28,317)	$(10,185)	69,401,831	$(1,230,974)	$1,286,361
Net income	--	--	--	279,693	--	--	--	--	279,693
Other comprehensive income (loss), net of tax:
Translation adjustment	--	--	--	--	(26,548)	--	--	--	(26,548)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $2,248	--	--	--	--	(3,962)	--	--	--	(3,962)
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $4,890	--	--	--	--	8,620	--	--	--	8,620
Total comprehensive income									257,803
Exercise of stock options and related tax benefits	--	--	21,641	--	--	--	(2,283,668)	36,993	58,634
Cash dividends declared	--	--	--	(23,643)	--	--	--	--	(23,643)
Issuance of common stock under restricted stock and employment agreements, net	--	--	7,474	--	--	(11,408)	(252,309)	2,750	(1,184)

BALANCE, JANUARY 3, 2004	176,437,234	$176,437	$124,823	$2,539,742	$(50,207)	$(21,593)	66,865,854	$(1,191,231)	$1,577,971
Net income	--	--	--	313,569	--	--	--	--	313,569
Other comprehensive income (loss), net of tax:
Translation adjustment	--	--	--	--	(6,325)	--	--	--	(6,325)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $1,335	--	--	--	--	1,933	--	--	--	1,933
Realized gains on available-for sale securities, net of income tax provision of $(2,372)	--	--	--	--	(4,201)	--	--	--	(4,201)
Adjustment to unrealized gains on available-for-sale securities, net of income tax benefit of $(2,739)	--	--	--	--	(4,850)	--	--	--	(4,850)
Total comprehensive income									300,126
Exercise of stock options and related tax benefits	--	--	36,456	--	--	--	(2,359,171)	30,091	66,547
Cash dividends declared	--	--	--	(24,343)	--	--	--	--	(24,343)
Purchase of Common Stock	--	--	--	--	--	--	3,411,500	(116,817)	(116,817)
Issuance of common stock under restricted stock and employment agreements, net	--	--	14,903	--	--	(15,200)	(215,118)	8,602	8,305

BALANCE, JANUARY 1, 2005	176,437,234	$176,437	$176,182	$2,828,968	$(63,650)	$(36,793)	67,703,065	$(1,269,355)	$1,811,789

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS (continued)

Liz Claiborne, Inc. and Subsidiaries

	COMMON STOCK		Capital in		Accumulated Other	Unearned	TREASURY SHARES
In thousands except share data	Number of Shares	Amount	Excess of Par Value	Retained Earnings	Comprehensive Income (Loss)	Compen- sation	Number of Shares	Amount	Total
BALANCE, JANUARY 1, 2005	176,437,234	$176,437	$176,182	$2,828,968	$(63,650)	$(36,793)	67,703,065	$(1,269,355)	$1,811,789
Net income	--	--	--	317,366	--	--	--	--	317,366
Other comprehensive income (loss), net of tax:
Translation adjustment	--	--	--	--	19,968	--	--	--	19,968
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $4,666	--	--	--	--	8,515	--	--	--	8,515
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $783	--	--	--	--	1,429	--	--	--	1,429
Total comprehensive income									347,278
Exercise of stock options and related tax benefits	--	--	26,113	--	--	--	(1,318,382)	14,610	40,723
Excess tax benefits related to stock options	--	--	897	--	--	--	--	--	897
Cash dividends declared	--	--	--	(23,847)	--	--	--	--	(23,847)
Purchase of common stock	--	--	--	--	--	--	5,442,500	(198,208)	(198,208)
Issuance of common stock under restricted stock and employment agreements, net	--	--	17,332	--	--	3,958	(375,633)	2,784	24,074
Reclassification of unamortized restricted stock expense	--	--	(32,835)	--	--	32,835	--	--	--

BALANCE, DECEMBER 31, 2005	176,437,234	$176,437	$187,689	$3,122,487	$(33,738)	$--	71,451,550	$(1,450,169)	$2,002,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands	December 31, 2005	January 1, 2005	January 3, 2004
Cash Flows from Operating Activities:
Net income	$317,366	$313,569	$279,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,508	115,634	104,981
Deferred income taxes	1,824	4,424	9,796
Share-based compensation	23,688	11,826	10,063
Tax benefit on exercise of stock options	5,779	11,397	12,384
Gain on sale of securities	--	(11,934)	--
Restructuring (gain) expense	(610)	9,694	--
Other, net	(23)	(97)	--
Changes in current assets and liabilities, exclusive of acquisitions:
Decrease (increase) in accounts receivable – trade, net	1,677	(32,510)	31,695
(Increase) decrease in inventories, net	(3,472)	(47,274)	20,383
Increase in other current assets	(23,488)	(2,440)	(23,811)
(Decrease) increase in accounts payable	(3,861)	28,373	(13,458)
Increase (decrease) in accrued expenses	5,280	55,833	(12,916)
(Decrease) increase in income taxes payable	(11,116)	769	(14)
Net cash provided by operating activities	440,552	457,264	418,796

Cash Flows from Investing Activities:
Purchases of investment instruments	(4,611)	(134)	(96)
Proceeds from sales of securities	--	40,934	--
Purchases of property and equipment	(140,295)	(134,320)	(96,675)
Payments for acquisitions, net of cash acquired	(139,815)	(197,221)	(222,335)
Payments for in-store merchandise shops	(18,574)	(12,107)	(10,538)
Other, net	4,448	(7,146)	(7,658)
Net cash used in investing activities	(298,847)	(309,994)	(337,302)

Cash Flows from Financing Activities:
Short term borrowings	(7,389)	37,203	(3,074)
Revolving credit facility, net	--	--	(12,564)
Principal payments under capital lease obligations	(5,871)	(1,805)	--
Proceeds from exercise of common stock options	34,944	55,150	46,250
Purchase of common stock	(198,208)	(116,817)	--
Dividends paid	(23,847)	(24,343)	(23,643)
Excess tax benefits related to stock options	897	--	--
Net cash used in financing activities	(199,474)	(50,612)	6,969
Effect of Exchange Rate Changes on Cash	659	(4,524)	(6,523)

Net Change in Cash and Cash Equivalents	(57,110)	92,134	81,940
Cash and Cash Equivalents at Beginning of Year	385,637	293,503	211,563
Cash and Cash Equivalents at End of Year	$328,527	$385,637	$293,503

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to December 31. The 2005 and 2004 fiscal years each reflected a 52-week period as compared to the 2003 fiscal year, which reflected a 53-week period.

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

Revenue Recognition

The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

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

Accounts Receivable – Trade, Net

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

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

Goodwill and Other Intangibles, Net

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are consistent with the reportable segments identified in Note 21 of Notes to Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference.

The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of four years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 5 to 25 years.

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three year period ended December 31, 2005, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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

The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The Company uses derivative instruments to hedge the changes in the fair value of the debt due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item due to interest rates.

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

Share-Based Compensation

On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

Property and Equipment, Net

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services are at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue. Cooperative advertising expenses with specific agreements with customers were $33.0 million in 2005, $36.7 million in 2004 and $39.3 million in 2003. Advertising and promotion expenses were $124.9 million in 2005, $130.3 million in 2004 and $131.0 million in 2003. Marketing expenses, including in-store and other Company-sponsored activities, were $55.7 million in 2005, $46.1 million in 2004 and $44.7 million in 2003.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Income. In fiscal years 2005, 2004 and 2003 shipping and handling costs approximated $219.2 million, $209.7 million and $194.0 million, respectively.

Cash Dividend and Common Stock Repurchase

On January 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, to be paid on March 15, 2006 to stockholders of record at the close of business on February 24, 2006. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of December 31, 2005, the Company had $153.3 million remaining in buyback authorization under its share repurchase program.

Prior Years’ Reclassification

Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform to the current year’s classifications. None of the reclassifications were material.

NOTE 2: SUBSEQUENT EVENTS (UNAUDITED)

On February 7, 2006, the Company announced that it is streamlining its operations and redeploying resources to more efficiently manage its multi-brand and multi-channel portfolio, more closely align its business with customer and consumer needs, and better capitalize on the compelling growth opportunities across a number of its brands. The Company expects to record charges related to this initiative totaling approximately $60 million, the majority of which will occur in the first half of 2006. Approximately $6 million of these charges are expected to be non-cash. As a result of this new organizational structure, the Company expects a net reduction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

of approximately 500 positions, or about 4% of its global work force, with significant staff reductions at the more senior levels of the organization. The Company also intends to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.

On January 26, 2006, the Company acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled $23.6 million, which includes the retirement of debt at closing, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $45-51 million. The contingent payments will be accounted for as additional purchase price when paid.

NOTE 3: ACQUISITIONS

On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $32.4 million, consisting of an initial payment of approximately $30.2 million and the retirement of debt at closing (approximately $2.2 million), plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, the Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $3.0 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On January 6, 2005, the Company acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.3 million, including fees, plus contingent payments to be determined based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $19-23 million. The contingent payments will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $7.9 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. The Company estimates that if the 2005 measurement year is selected, the contingent payment would be in the range of approximately $110-115 million. The contingent payment will be accounted for as additional purchase price when paid. In March 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 75 percent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million based on the exchange rate in effect as of April 5, 2003); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in initial goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) 295 million euro (or $255.1 million based on the exchange rate in effect on such date), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of 160 million euro (or $192.4 million based on the exchange rate on such date). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, the Company paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, the Company will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($28.9 million) as an increase in Accrued expenses and Other Non-Current Liabilities. As of December 31, 2005, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $21-24 million.

NOTE 4: LICENSING COMMITMENTS

In August 1999, the Company consummated exclusive license agreements with Kenneth Cole Productions, Inc. (“KCP”) to manufacture, design, market and distribute women’s apparel products in North America under the trademarks “Kenneth Cole New York,” “Reaction Kenneth Cole” and “Unlisted.com.” The license agreement expired by its terms on December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

In December 2002, the Company consummated an exclusive license agreement with KCP to design, manufacture, market and distribute women’s jewelry in the United States under the trademarks “Kenneth Cole New York” and “Reaction Kenneth Cole.” Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of licensed products. The initial term of the license agreement runs through December 31, 2006.

In July 1998, the Company consummated an exclusive license agreement with Candie’s, Inc. to manufacture, market, distribute and sell a line of fragrances for men and women using “Candie’s” marks and logos. Under the agreement, the Company was obligated to pay a royalty equal to a percentage of net sales of the “Candie’s®” products. The license agreement expired by its terms on January 31, 2006.

The Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men’s and women’s sportswear, jeanswear and activewear products in the Western Hemisphere under the “DKNY® Jeans” and “DKNY® Active” marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the “DKNY® Jeans” and “DKNY® Active” products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 15-year period if certain sales thresholds are met.

In 1999, the Company had entered into an additional exclusive license agreement to design, produce, market and sell in the Western Hemisphere a line of women’s career and casual sportswear for the “better” market under the trademark City DKNY®. Under the agreement, the Company was obligated to pay a royalty equal to a percentage of net sales of the licensed products. The license agreement expired by its terms on December 31, 2005.

Certain of the above licenses are subject to minimum guarantees totaling $91.9 million and running through 2012; there is no maximum limit on the license fees.

NOTE 5: MARKETABLE SECURITIES

On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of KCP and recorded a pretax gain of $11.9 million. These shares were initially acquired in August 1999, in conjunction with the Company’s consummation of a license agreement with KCP under which the Company distributed women’s apparel products. The shares were considered available-for-sale and were recorded at fair market value with unrealized gains/losses net of taxes reported as a component of Accumulated other comprehensive income (loss). The unrealized gains were reclassified from Accumulated other comprehensive income (loss) to Other income (expense), net, upon sale of the securities.

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2005 and therefore, no impairment has been recorded.

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

In thousands	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Equity investments	$--	$--	$7,798	$(1,261)	$7,798	$(1,261)
Other investments	--	--	346	(88)	346	(88)
Total	$--	$--	$8,144	$(1,349)	$8,144	$(1,349)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

The following is a summary of available-for-sale marketable securities at December 31, 2005 and January 1, 2005:

		Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
December 31, 2005:	Equity investments	$13,530	$2,023	$(1,261)	$14,292
	Other investments	434	--	(88)	346
	Total	$13,964	$2,023	$(1,349)	$14,638

January 1, 2005:	Equity investments	$8,919	$--	$(1,483)	$7,436
	Other investments	411	--	(50)	361
	Total	$9,330	$--	$(1,533)	$7,797

Gross realized gains on sales of available-for-sale securities were $0, $11,934 and $0 in 2005, 2004 and 2003, respectively. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the years ended December 31, 2005 and January 1, 2005 were a gain of $1,429 (net of $778 in taxes) and a loss of $9,051 (net of $5,111 in taxes) respectively, which were included in Accumulated other comprehensive income (loss).

NOTE 6: INVENTORIES, NET

Inventories consist of the following:

In thousands	December 31, 2005	January 1, 2005
Raw materials	$34,512	$30,916
Work in process	9,298	5,172
Finished goods	492,486	505,051
Total	$536,296	$541,139

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

In thousands	December 31, 2005	January 1, 2005
Land and buildings	$140,961	$139,993
Machinery and equipment	358,914	345,179
Furniture and fixtures	216,911	192,097
Leasehold improvements	397,946	357,194
	1,114,732	1,034,463
Less: Accumulated depreciation and amortization	620,039	559,890
Total property and equipment, net	$494,693	$474,573

Depreciation and amortization expense of property and equipment including property under capital leases was $107.0 million, $92.5 million and $81.4 million for fiscal years 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 8: GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

In thousands	Estimated Lives	December 31, 2005	January 1, 2005
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$32,449	$42,849
Owned trademarks	20 years	7,600	--
Customer relationships	5-25 years	40,184	17,500
Merchandising rights	4 years	49,460	52,625
Subtotal		$129,693	$112,974
Accumulated Amortization:
Licensed trademarks		$(11,697)	$(18,187)
Owned trademarks		(372)	--
Customer relationships		(2,960)	(933)
Merchandising rights		(18,590)	(29,224)
Subtotal		$(33,619)	$(48,344)
Net:
Licensed trademarks		$20,752	$24,662
Owned trademarks		7,228	--
Customer relationships		37,224	16,567
Merchandising rights		30,870	23,401
Total amortized intangible assets, net		$96,074	$64,630

Unamortized intangible assets:
Owned trademarks		$235,943	$216,356
Total intangible assets		$332,017	$280,986

The Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2005 and fiscal 2004. No impairment was recognized at either date. Intangible amortization expense for 2005, 2004 and 2003 amounted to $18.0 million, $19.8 million and $20.3 million, respectively.

The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2006	$17.5
2007	15.8
2008	13.3
2009	9.9
2010	6.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

The changes in carrying amount of goodwill for the twelve months ended December 31, 2005 are as follows:

In thousands	Wholesale Apparel	Wholesale Non-Apparel	Total
Balance, January 1, 2005	$746,060	$9,595	$755,655
Acquisition of C & C California	8,742	--	8,742
Acquisition of prAna	2,996	--	2,996
Additional purchase price of Lucky Brand	52,417	--	52,417
Additional purchase price of Mexx Canada	35,807	--	35,807
Additional purchase price of Sigrid Olsen	1,196	--	1,196
Other	(1,902)	--	(1,902)
Translation difference	3,654	--	3,654
Balance, December 31, 2005	$848,970	$9,595	$858,565

There is no goodwill related to the Company’s retail segment.

NOTE 9: ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands	December 31, 2005	January 1, 2005
Payroll and bonuses	$54,072	$61,027
Taxes, other than taxes on income	23,526	19,408
Employee benefits	74,479	67,906
Current portion – deferred Lucky Brand purchase price	9,933	--
Advertising	27,596	31,739
Restructuring	1,016	9,866
Interest	11,020	12,440
Fair value of derivatives	495	7,510
Deferred royalty income	429	6,491
Other	85,804	72,103
	$288,370	$288,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 10: INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Years Ended
In thousands	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Federal	$113,052	$118,425	$104,102
Foreign	32,440	23,671	27,940
State & local	25,269	20,488	15,345
Total Current	$170,761	$162,584	$147,387
Deferred:
Federal	$(6,823)	$8,904	$16,064
Foreign	10,091	(5,652)	(7,760)
State & local	(117)	792	3,007
Total Deferred	3,151	4,044	11,311
	$173,912	$166,628	$158,698

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provisions exclude approximately $6,676,000 in 2005, $10,980,000 in 2004 and $8,610,000 in 2003 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value. In addition, the current income tax provision does not reflect the deferred tax liability from the Company’s acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx for the year ended December 28, 2002.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.3	2.8	2.3
Other, net	(2.9)	(3.1)	(1.1)
	35.4%	34.7%	36.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

The components of net deferred taxes arising from temporary differences as of December 31, 2005 and January 1, 2005 are as follows:

	December 31, 2005		January 1, 2005
In thousands	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Inventory valuation	$2,534	$--	$4,863	$--
Restructuring	4,812	--	5,695	--
Deferred compensation	--	(21,110)	--	(18,033)
Nondeductible accruals	17,287	--	19,147	--
Amortization of intangibles	--	45,862	--	33,924
Unrealized investment losses	(180)	--	4,778	--
Amortization of compensation expense on stock awards	15,072	--	4,083	--
Net operating loss carryforwards	8,081	--	11,490	--
Depreciation	--	24,864	--	28,587
Other, net	1,482	4,554	3,485	5,012
Valuation allowance	(1,400)	--	(2,424)	--
	$47,688	$54,170	$51,117	$49,490

As of December 31, 2005, Mexx had net operating loss carryforwards of approximately $25,545,000 available to reduce future foreign taxable income. A deferred tax asset has been established; however, a valuation allowance of $1,400,000 has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be used to reduce future tax payments. The valuation allowance increased $104,000 from the prior year, as management now believes that it is more likely certain deferred tax assets will not be used to reduce future tax payments.

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

For January 1, 2005, a state net operating loss was recorded and a full valuation allowance was established in the amount of $1,128,000. For December 31, 2005, the valuation allowance was reversed as the net operating loss was unable to be utilized.

Foreign earnings and profits have been retained indefinitely by subsidiary companies for reinvestment. As of December 31, 2005 and January 1, 2005, the amounts were $146 million and $115 million, respectively.

The 2005 effective tax rate increased over 2004 due to a shift in earnings to jurisdictions with higher tax rates offset by the release of excess tax reserves. In 2004, the effective tax rate was lower than in the prior year due to favorable settlements of foreign tax audits which resulted in reduced tax reserves.

NOTE 11: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements which expire through 2031. Rental expense for 2005, 2004 and 2003 was approximately $158,493,000, $151,621,000 and $146,348,000, respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

The Company leases all its retail stores under leases with terms that are typically five or ten years. The Company amortizes leasehold improvements as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal, (ii) there is no minimum sales requirement that could impair the Company’s ability to renew, (iii) failure to renew would subject the Company to a substantial penalty, and (iv) there is an established history of renewals in the format or location.

At December 31, 2005, the minimum aggregate rental commitments are as follows:

Fiscal Year	(In thousands) Operating Leases	Fiscal Year	(In thousands) Operating Leases
2006	$170,104	2009	$131,416
2007	154,336	2010	117,328
2008	143,757	Thereafter	424,896

Certain rental commitments have renewal options extending through the fiscal year 2032. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. The Company has no material sublease or contingent rentals. The Company has capital lease obligations of $10.3 million through 2009 related to computer equipment in its European operations, which are included in the above table.

At December 31, 2005 and January 1, 2005, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $613,912,000 and $675,644,000, respectively.

In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. Federated Department Stores, Dillard’s Department Stores and Kohl’s Corporation accounted for approximately 24 percent, 8 percent and 6 percent, respectively, of wholesale sales (before allowances) in 2005; Federated Department Stores, May Department Stores and Dillard’s Department Stores accounted for approximately 14 percent, 12 percent and 9 percent, respectively, of wholesale sales (before allowances) in 2004 and 15 percent, 10 percent and 9 percent, respectively, of wholesale sales (before allowances) in 2003. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 31, 2005.

In the United States and Canada, the Company is bound by collective bargaining agreements with the Union of Needletrades, Industrial and Textile Employees (which, upon merger with the Hotel Employees and Restaurant Employees International Union, is now known as UNITE-HERE) and with related locals. Most of the UNITE-HERE-represented employees are employed in warehouse and distribution facilities the Company operates in California, New Jersey, Ohio, Pennsylvania and Rhode Island. The agreements with UNITE-HERE expire in May 2006, other than the local agreements covering employees at our Allentown, Pennsylvania and Cincinnati, Ohio facilities, which expire in March 2008 and June 2008, respectively. While relations between the Company and the union have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities. Collectively, these agreements cover approximately 1,560 of the Company’s full-time employees. In addition, the Company is bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 203 of its full-time employees at its Santa Fe Springs, California facility and expiring on May 14, 2010.

The Company considers its relations with its employees to be satisfactory and to date has not experienced any interruption of its operations due to labor disputes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75 percent of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company’s transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A expense in the Consolidated Statements of Income. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

In March 2005, awards were granted to a group of key executives under the Company’s stockholder approved Section 162(m) Long Term Performance Plan (the “Performance Plan”). The initial Performance Plan Awards (the “Awards”) provide for potential cash payouts based upon performance over a three-year performance period covering the Company’s 2005, 2006, and 2007 fiscal years. Actual payouts against the Awards are dependent on the level of achievement of three performance goals: 25% of each Award payout is based on the Company’s earnings per share growth, 25% is based on the Company’s average three-year return on invested capital and 50% is based on total shareholder return as compared to a group of peer companies.

See Notes 2 and 3 of Notes to Consolidated Financial Statements for information regarding contingent payments related to acquisitions made by the Company.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company’s results of operations or financial position (see Note 25 of Notes to Consolidated Financial Statements).

NOTE 12: DEBT AND LINES OF CREDIT

On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company’s net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements). The Eurobonds are classified as Long-term debt as the Company has the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 357.2 million and 368.7 million euro as of December 31, 2005 and January 1, 2005, respectively.

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants at December 31, 2005. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 31, 2005 and January 1, 2005, the Company had no debt outstanding under the Agreement.

As of December 31, 2005 and January 1, 2005, the Company had lines of credit aggregating $567 million and $551 million, respectively, which were primarily available to cover trade letters of credit. At December 31, 2005 and January 1, 2005, the Company had outstanding trade letters of credit of $298 million and $310 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract value.

The Company’s Canadian and European subsidiaries have unsecured lines of credit totaling approximately $149.3 million (based on the exchange rates as of December 31, 2005), which is included in the aforementioned $567 million available lines of credit. As of December 31, 2005, a total of $48.4 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.0%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2006. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The Eurobonds will mature and be refinanced in 2006. The capital lease obligations in Europe expire in 2007 and 2008.

NOTE 13: DERIVATIVE INSTRUMENTS

At December 31, 2005, the Company had various Canadian currency collars outstanding with a notional amount of $21 million, maturing through December 2006 and with values ranging between 1.13 and 1.19 Canadian dollar per U.S. dollar and various euro currency collars outstanding with a notional amount of 325 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.08 Hong Kong dollar per euro, as compared to $53 million in euro currency collars and $27 million in Canadian currency collars at January 1, 2005. At December 31, 2005, the Company also had forward contracts maturing through December 2006 to sell 19.5 million Canadian dollars for $16.7 million, to sell 30.0 million Canadian dollars for 199.8 million Hong Kong dollars and to sell 21 million euro for 194 million Hong Kong dollars. The notional value of the foreign exchange forward contracts was approximately $67 million at December 31, 2005, as compared to approximately $45 million at January 1, 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $0.7 million at December 31, 2005 and $6.2 million at January 1, 2005. The ineffective portion of these trades is recognized currently in earnings and was $(0.1) million for the year ended December 31, 2005. In addition, for the fiscal year ended December 31, 2005, we recorded approximately $0.5 million as expense in the Consolidated Statements of Income for derivative instruments that no longer qualified for hedge accounting treatment. Approximately $0.7 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the year ended December 31, 2005. Approximately $0.1 million of expense relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $62.0 million for the year ended December 31, 2005 and ($33.9) million for the year ended January 1, 2005.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds, both maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The Company received $1.7 million in the year ended December 31, 2005 and $0.8 million in the year ended January 1, 2005 as an annual settlement for its interest rate swap.

NOTE 14: RESTRUCTURING CHARGES

In December 2004, the Company recorded a pretax restructuring charge of $9.8 million ($6.5 million after tax) that was recorded as an operating expense. In 2005, the Company recorded pretax restructuring gains of $610,000 ($394,000 after tax) representing the reversal of amounts provided in December 2004 no longer required. All operational activities associated with the restructuring have been completed. Substantially all payments associated with the restructuring have been completed as of December 31, 2005 with the remaining amounts to be paid in early fiscal 2006. The charge was comprised of the following:

•

$5.7 million of the charge (the majority of which relates to employee severance costs) was associated with the restructuring of the Company’s European operations, aimed at centralizing strategic decision-making and facilitating the management of a multi-brand platform, as well as the closure of its Mexx Europe catalog business.

•

$4.1 million of the charge was attributable to employee severance costs associated with the closure of the Company’s Secaucus, New Jersey distribution center. Products that were distributed through the Secaucus facility are now distributed through existing facilities.

In September 2004 and December 2003, the Company recorded net pretax restructuring gains of $105,000 and $672,000, respectively, representing the reversal of amounts provided for prior restructuring actions that are no longer required. All activities were completed as of January 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

A summary of the changes in the restructuring reserves is as follows:

In thousands	Store Closure Costs	Operating and Administrative Exit Costs	Estimated Occupancy Costs and Asset Write Downs	Total
Balance at December 28, 2002	$7,757	$1,080	$2,540	$11,377

2003 spending	(5,346)	(880)	(2,510)	(8,736)
2003 reserve reduction	(672)	--	--	(672)
Balance at January 3, 2004	$1,739	$200	$30	$1,969

2004 provision	--	9,799	--	9,799
2004 spending	(1,634)	(200)	(30)	(1,864)
2004 reserve reduction	(105)	--	--	(105)
Translation difference	--	67	--	67
Balance at January 1, 2005	$--	$9,866	$--	$9,866

2005 spending	--	(7,804)	--	(7,804)
2005 reserve reduction	--	(610)	--	(610)
Translation difference	--	(436)	--	(436)
Balance at December 31, 2005	$--	$1,016	$--	$1,016

NOTE 15: OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

Fiscal Years Ended
In thousands	December 31, 2005	January 1, 2005	January 3, 2004
Minority interest	$(1,813)	$(3,738)	$(2,418)
Other investment gain	--	11,934	--
Other	(451)	1,406	528
	$(2,264)	$9,602	$(1,890)

NOTE 16: SHARE-BASED COMPENSATION

On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of its employee share-based awards including stock options as well as restricted stock. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

Since July 3, 2005, the Company is recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans; all employee stock options were granted at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of December 31, 2005, the Company has not changed the terms of any outstanding awards.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. If the fair value method had been applied, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Fiscal Years Ended
In thousands except per share data	December 31, 2005	January 1, 2005	January 3, 2004
Net income:
As reported	$317,366	$313,569	$279,693
Add: Share-based employee compensation expense included in reported net income, net of taxes ($8,385, $4,104 and $3,643 for fiscal years 2005, 2004 and 2003, respectively)	15,303	7,722	6,420
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(23,235)	(29,271)	(26,365)
Pro forma	$309,434	$292,020	$259,748

Basic earnings per share:
As reported	$2.98	$2.90	$2.60
Pro forma	$2.91	$2.72	$2.44
Diluted earnings per share:
As reported	$2.94	$2.85	$2.55
Pro forma	$2.88	$2.67	$2.39

*

“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($12,733, $15,555 and $14,960 for fiscal years 2005, 2004 and 2003, respectively).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

Valuation Assumptions:	December 31, 2005 (Binomial Lattice)	January 1, 2005 (Black-Scholes)	January 3, 2004 (Black-Scholes)
Weighted-average fair value of options granted	$12.91	$12.44	$10.44
Expected volatility	28.8% to 42%	34%	39%
Weighted-average volatility	29.4%	N/A	N/A
Expected term (in years)	5.2	5.0	5.0
Dividend yield	0.55%	0.60%	0.70%
Risk-free rate	3.2% to 4.6%	3.1%	2.7%
Expected annual forfeiture	9.3%	4.9%	4.9%

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

Stock Plans

In March 1992, March 2000, March 2002, and March 2005, the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan,” and the “2005 Plan,” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992, 2000, and 2005 plans, outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under the plan to allow for a cashless exercise option, commonly referred to as a “broker-assisted exercise.” Under this method of exercise the participating employee must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employee receives cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right to receive either in cash or in shares of common stock (in the Committee’s discretion), an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and stock appreciation rights are exercisable over a period of time designated by the Committee and are subject to such other terms and conditions as the Committee determines. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights may generally not be transferred during the lifetime of a holder.

Awards under the 2000, 2002, and 2005 Plans may also be made in the form of stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares, and in the case of the 2005 Plan, restricted stock units. Exercise prices for awards under the 2000, 2002, and 2005 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the quoted market value of the underlying shares on the date of grant.

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. At December 31, 2005, there were available for future grant 1,926,628 shares under the 2000 Plan. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. As of December 31, 2005 there were available for future grant 2,943,386 shares under the 2002 Plan. The 2002 plan expires in 2012.

The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. As of December 31, 2005 there were available for future grant 5,000,000 shares under the 2005 Plan. The 2005 plan expires in 2015, but no performance based awards may be granted after the fifth anniversary of the 2005 Plan’s adoption.

Since January 1990, the Company has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in Stockholders’ Equity. If the exercise price of the options is higher than the cost of the treasury shares, the amount is reflected in capital in excess of par value. If the exercise price of the options is lower than the cost of the treasury shares, the amount is reflected in Retained earnings.

Stock Options

Changes in common shares under option for the three fiscal years in the period ended December 31, 2005 are summarized as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of year	9,012,733	$29.40	9,183,382	$25.55	8,707,357	$23.00
Granted	765,705	40.72	2,788,082	37.21	3,364,981	28.56
Exercised	(1,318,382)	26.28	(2,359,171)	23.38	(2,283,668)	20.28
Cancelled	(536,126)	34.05	(599,560)	30.26	(605,288)	25.45

End of year	7,923,930	$30.70	9,012,733	$29.40	9,183,382	$25.55

Exercisable at end of year	4,263,920	$27.06	2,921,598	$24.38	2,291,063	$22.18

Weighted average fair value of options granted during the year		$12.91		$12.44		$10.44

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2005 was $68.6 million and $51.8 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2005 and January 1, 2005 was 6.9 years and 7.7 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2005 was 6.0 years. The total intrinsic value of options exercised during the fiscal years ended December 31, 2005 and January 1, 2005 were $19.1 million and $34.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

A summary of the activity for nonvested stock option awards as of December 31, 2005 and changes during the twelve month period is presented below:

Awards	Weighted Average Grant Date Fair Value per Award
Nonvested at January 1, 2005	6,091,135	$11.08
Granted	765,705	12.91
Vested	(2,686,078)	10.42
Cancelled	(510,752)	11.71

Nonvested at December 31, 2005	3,660,010	$11.85

As of December 31, 2005, there was $16.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.05 years. The total fair value of shares vested during the twelve months ended December 31, 2005 and January 1, 2005 was $28.0 million and $29.2 million, respectively. The following table represents as of December 31, 2005 the share-based compensation expense to be recognized in future periods:

Fiscal Year	(In thousands) Compensation Expense on Stock Options
2006	$12,919
2007	3,130
2008	324
$16,373

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at Dec. 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at Dec. 31, 2005	Weighted Average Exercise Price
$13.44 -	$22.50	1,141,180	4.2 years	$21.09	1,141,180	$21.09
22.51 -	27.50	1,448,633	5.9 years	25.86	1,448,633	25.86
27.51 -	32.50	2,134,085	7.1 years	28.37	938,110	28.59
32.51 -	41.70	3,200,032	8.3 years	37.87	735,997	36.74
$13.44 -	$41.70	7,923,930	6.9 years	$30.70	4,263,920	$27.06

Restricted Stock

From 2001 through 2004, the Committee granted a total of 233,966 shares of restricted stock under the 2000 Plan to a group of key executives. In 2005, the committee granted an additional 10,000 shares under the 2002 Plan to a key executive. As of December 31, 2005, 102,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20 percent on each of the third, fourth and fifth grant date anniversary, and the remaining 40 percent on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

In January 2001, the Committee granted 1,034,000 restricted shares to a group of key executives. Given that the total return on the Company’s common stock exceeded that of a predetermined group of competitors for the period of January 1, 2001 through December 31, 2003, the expiration of the restrictions on 100 percent of such shares was accelerated as of December 31, 2003. During 2003, the Company recorded a charge to operating income of approximately $4 million as compensation expense to reflect such accelerated vesting.

In 1998, the Committee granted 733,300 restricted shares to a group of key executives. Given that the total return on the Company’s common stock exceeded that of a predetermined group of competitors for the period of January 1, 1998 through March 1, 2001, the expiration of the restrictions on 80 percent of such shares was accelerated as of March 1, 2001. The remaining 20 percent of the original shares which did not vest in 2001 and were not otherwise forfeited vested in the first quarter of 2004 based on achievement of performance criteria.

In November 2003, pursuant to the terms of his amended employment agreement, the Committee granted to the CEO: (a) 48,892 restricted shares, which shares vested in full on the first anniversary of grant; (b) performance shares with a three year performance cycle of 2003-2005 and with the actual number of shares to be paid out at the end of such cycle based upon the Company’s achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from zero shares to 405,288 shares; and (c) options to acquire 33,481 shares of Common Stock. In March 2004, pursuant to the amended agreement, the Committee granted to the CEO: (a) 49,847 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant; (b) performance shares with a three year performance cycle of 2004-2006 and with the actual number of shares to be paid out at the end of such cycle based upon the Company’s achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from zero shares to 409,820 shares; and (c) options to acquire 180,132 shares of Common Stock. In March 2005, pursuant to the amended agreement, the Committee granted to the CEO: (a) 45,032 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant or upon retirement from the Company on or after December 31, 2006; and (b) options to acquire 178,205 shares of Common Stock. In January 2006, the CEO announced he plans to retire at the end of 2006 when his current contract expires.

The Company’s non-employee Directors receive an annual grant of shares of Common Stock as part of their annual retainer for serving on the Board of Directors. In 2003, the value of the Directors’ stock grant was $15,000, which stock was granted pursuant to the Liz Claiborne Outside Directors’ 1991 Stock Ownership Plan (the “Directors’ Stock Plan”). In addition, pursuant to the Director’s Stock Plan, each non-employee Director received an award of options to purchase 6,000 shares of Common Stock. The Directors’ Stock Plan was amended in December 2003 to eliminate the award of options to non-employee Directors. With the elimination of stock option grants under the Directors’ Stock Plan, for 2004 and 2005 the value of the annual equity retainer was increased to $75,000, with Common stock valued at $15,000 granted pursuant to the Directors’ Stock Plan and with Common Stock valued at $60,000 granted under the 2000 Plan. Commencing with 2006, the value of the annual equity retainer was increased to $100,000. On January 24, 2006, the Company adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan (the “Deferral Plan”), which amended and restated the Directors’ Plan by eliminating equity grants under the Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Directors’ Stock Plan was on January 10, 2006. Consistent with the adoption of the Deferral Plan, future retainer share grants to non-employee Directors will be made pursuant to the 2000 Plan, the 2002 Plan or the 2005 Plan. Retainer shares are non-transferable until the first anniversary of the grant, with 25 percent becoming transferable on each of the first and second anniversary of the grant and 50 percent becoming transferable on the third anniversary, subject to certain exceptions.

In 2004, the Committee granted 724,000 restricted shares to a group of key executives. As of December 31, 2005, 561,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2010. The expiration of restrictions may be accelerated if the total return on the Company’s common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

In 2005, the Committee granted 524,050 restricted shares to a group of employees who, in previous years, would have been entitled to a grant of stock options. As of December 31, 2005, 476,375 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment and vest 50 percent on each of the second and third grant date anniversary. The unearned compensation is being amortized over a period equal to the anticipated vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

In January 2006, the Committee granted 166,500 shares of restricted stock to a group of key executives. Shares vest in equal installments based upon achievement of certain financial performance metrics during the third and fourth quarters of 2006, with one-half of the shares vesting on or before March 31, 2007 and one-half vesting on January 1, 2008, subject to continued employment with the Company and confirmation by the Committee that the performance metrics were achieved.

Changes in restricted shares for the three fiscal years in the period ended December 31, 2005 are summarized as follows:

2005		2004		2003
Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Beginning of year	875,734	$34.65	253,956	$27.26	926,153	$22.77
Granted	585,730	40.56	926,555	35.01	115,620	32.65
Exercised	(21,026)	35.36	(205,619)	26.66	(723,756)	22.72
Cancelled	(211,819)	32.14	(99,158)	35.68	(64,061)	23.36

End of year	1,228,619	$37.88	875,734	$34.65	253,956	$27.26

A summary of the activity for nonvested restricted stock awards as of December 31, 2005 and changes during the twelve month period is presented below:

Awards	Weighted Average Grant Date Fair Value per Award
Nonvested at January 1, 2005	875,734	$34.65
Granted	585,730	40.56
Vested	(21,026)	35.36
Cancelled	(211,819)	32.14

Nonvested at December 31, 2005	1,228,619	$37.88

As of December 31, 2005, there was $32.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the twelve months ended December 31, 2005, January 1, 2005 and January 3, 2004 was $744,000, $5.481 million and $16.446 million, respectively. The following table represents as of December 31, 2005 the share-based compensation expense to be recognized in future periods:

Fiscal Year	(In thousands) Compensation Expense on Restricted Stock
2006	$17,233
2007	7,941
2008	4,089
2009	3,413
2010	159
$32,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 17: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan (the “401(k)/Profit Sharing Plan”) for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code, including employee matching contributions, and a profit sharing portion. To be eligible to participate in either portion of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. As of January 1, 2002, full-time employees may begin to make pretax contributions and receive employer matching contributions to the 401(k) portion of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1,000 hours of service. To be eligible for the profit sharing component, an employee must have 12 months and 1,000 hours of service and a participant must be credited with 1,000 hours of service during, and be employed by the Company or one of its affiliates on the last day of, the calendar year to share in the profit sharing contribution for that year.

Company 401(k) matching contributions vest (i.e., become non-forfeitable) on a schedule of 20 percent for the first two years of elapsed service with the Company and its affiliates and 20 percent for each year of service thereafter. Profit sharing contributions, if any, are made annually at the discretion of the Board of Directors, and vest 100 percent after five years of elapsed service.

Under the 401(k) portion of the 401(k)/Profit Sharing Plan, participants may, subject to applicable IRS limitations, contribute from 1 percent to 15 percent (effective January 1, 2003, 1 percent to 50 percent) of their salaries on a pretax basis; the 401(k)/Profit Sharing Plan provides for automatic enrollment at a contribution rate of 3 percent when an eligible employee first becomes entitled to participate in the 401(k) portion of the 401(k)/Profit Sharing Plan, unless the employee elects otherwise. Participants’ pretax contributions are matched at the rate of $0.50 for each dollar contributed by the participant that does not exceed 6 percent of eligible compensation.

The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense for 2005, 2004 and 2003, which is included in Selling, general & administrative expenses, was approximately $11,213,000, $10,660,000 and $9,106,000, respectively.

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an executive under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain highly compensated employees to defer up to 50 percent of their base salary and up to 100 percent of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant’s benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable “rabbi” trust to which the Company plans to make contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors. The Company’s expenses related to this plan, which are included in Selling, general & administrative expenses, were approximately $44,000, $40,000 and $36,000 in 2005, 2004 and 2003, respectively. In December 2005, the Board approved dividing the supplemental plan into two plans for purposes of segregating the deferrals (adjusted for investment gains and losses) of salary and bonuses deferred prior to January 1, 2005 from the deferrals (adjusted for investment gains and losses) of salary and bonuses earned or vested after December 31, 2004.

The Company has established for a senior executive an unfunded deferred compensation arrangement which accrues over a ten-year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15 percent of the sum of the senior executive’s base salary and bonus. The then accrued amount plus earnings became fully vested at the end of the 2004 fiscal year. Amounts credited in 2005 and 2006 become fully vested on December 31, 2006, provided the senior executive is the Chairman of the Board and Chief Executive Officer of the Company on such date. This arrangement also provides for the deferral of an amount equal to the portion of the executive’s base salary that exceeds $1 million. The deferred amount plus earnings are fully vested at all times.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 18: STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of 15 percent or more of the Company’s common stock (20 percent or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50 percent or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008, and do not have voting rights, may be amended by the Company’s Board of Directors and redeemed by the Company at $0.01 per right at any time before any person or group becomes an Acquiring Person.

NOTE 19: EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share.”

Fiscal Year Ended
	December 31, 2005			January 1, 2005			January 3, 2004
In thousands except per share data	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$317,366	106,354	$2.98	$313,569	108,128	$2.90	$279,693	107,451	$2.60
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,565	0.04	--	1,758	0.05	--	2,168	0.05
Diluted	$317,366	107,919	$2.94	$313,569	109,886	$2.85	$279,693	109,619	$2.55

Options to purchase 2,957,000, 16,000 and 66,000 shares of common stock were outstanding as of the years ended 2005, 2004 and 2003, respectively, but were not included in the computation of diluted EPS for the years then ended because their effects would have been anti-dilutive.

NOTE 20: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 2005, 2004 and 2003, the Company made income tax payments of approximately $174,193,000, $144,632,000 and $153,683,000, respectively. The Company made interest payments of approximately $32,980,000, $32,770,000 and $27,808,000 in 2005, 2004 and 2003, respectively. There were no other non-cash activities in the twelve months ended December 31, 2005 and January 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 21: SEGMENT REPORTING

The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s specialty retail stores, outlet stores, and concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/ Eliminations.”

The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2005 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

	December 31, 2005
In thousands	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Totals
NET SALES:
Total net sales	$3,107,559	$675,610	$1,207,388	$(142,804)	$4,847,753
Intercompany sales	(160,245)	(24,737)	--	184,982	--
Sales from external customers	$2,947,314	$650,873	$1,207,388	$42,178	$4,847,753
% to total	60.8%	13.4%	24.9%	0.9%	100.0%

Depreciation and amortization expense	$79,573	$5,558	$41,055	$1,322	$127,508

OPERATING INCOME:
Total operating income (loss)	$355,890	$111,092	$68,160	$(9,802)	$525,340
Intercompany segment operating (income) loss	(32,335)	(9,542)	--	41,877	--
Segment operating income from external customers	$323,555	$101,550	$68,160	$32,075	$525,340
% of sales	11.0%	15.6%	5.6%	76.0%	10.8%

Segment assets	$2,502,783	$149,397	$759,871	$151,924	$3,563,975
Expenditures for long-lived assets	239,108	5,000	88,155	347	332,610

	January 1, 2005
In thousands	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Totals
NET SALES:
Total net sales	$3,119,195	$584,676	$1,065,826	$(136,869)	$4,632,828
Intercompany sales	(153,677)	(19,802)	--	173,479	--
Sales from external customers	$2,965,518	$564,874	$1,065,826	$36,610	$4,632,828
% to total	64.0%	12.2%	23.0%	0.8%	100.0%

Depreciation and amortization expense	$72,976	$5,425	$36,015	$1,218	$115,634

OPERATING INCOME:
Total operating income (loss)	$365,624	$90,319	$73,110	$(26,307)	$502,746
Intercompany segment operating (income) loss	(42,200)	(11,544)	--	53,744	--
Segment operating income from external customers	$323,424	$78,775	$73,110	$27,437	$502,746
% of sales	10.9%	13.9%	6.9%	74.9%	10.9%

Segment assets	$2,411,354	$128,650	$686,884	$152,360	$3,379,248
Expenditures for long-lived assets	207,437	2,761	150,133	--	360,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

	January 3, 2004
In thousands	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Totals
NET SALES:
Total net sales	$2,967,415	$528,781	$886,338	$(141,419)	$4,241,115
Intercompany sales	(151,238)	(20,669)	--	171,907	--
Sales from external customers	$2,816,177	$508,112	$886,338	$30,488	$4,241,115
% to total	66.4%	12.0%	20.9%	0.7%	100.0%

Depreciation and amortization expense	$69,324	$6,369	$28,028	$1,260	$104,981

OPERATING INCOME:
Total operating income (loss)	$360,923	$72,779	$75,148	$(38,060)	$470,790
Intercompany segment operating (income) loss	(46,699)	(12,015)	--	58,714	--
Segment operating income from external customers	$314,224	$60,764	$75,148	$20,654	$470,790
% of sales	11.2%	12.0%	8.5%	67.7%	11.1%

Segment assets	$2,006,673	$170,315	$524,721	$186,390	$2,888,099
Expenditures for long-lived assets	183,053	2,243	46,948	--	232,244

GEOGRAPHIC DATA

	December 31, 2005		January 1, 2005		January 3, 2004
In thousands	Domestic	International	Domestic	International	Domestic	International
Sales from external customers	$3,586,048	$1,261,705	$3,502,565	$1,130,263	$3,304,614	$936,501
% to total	74.0%	26.0%	75.6%	24.4%	77.9%	22.1%
Depreciation and amortization expense	82,875	44,633	84,698	30,936	82,486	22,495
Segment operating income	417,838	107,502	425,955	76,791	378,730	92,060
% of sales	11.7%	8.5%	12.2%	6.8%	11.5%	9.8%
Segment assets	2,367,081	1,196,894	2,240,972	1,138,276	2,102,806	785,293
Expenditures for long-lived assets	231,043	101,567	88,996	271,335	186,743	45,501

A reconciliation of segment assets to consolidated assets follows:

In thousands	December 31, 2005	January 1, 2005	January 3, 2004
Total segment assets	$3,563,975	$3,379,248	$2,888,099
Intercompany receivables	(32,835)	(24,691)	(25,004)
Investments in wholly-owned subsidiaries	(291,068)	(249,523)	(249,473)
Other	(88,036)	(75,282)	(6,623)
Total consolidated assets	$3,152,036	$3,029,752	$2,606,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 22: OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the effects of foreign currency translation and changes in unrealized gains and losses on securities as detailed below:

In thousands	December 31, 2005	January 1, 2005
Cumulative translation adjustment	$(34,549)	$(54,517)
Gains (Losses) on cash flow hedging derivatives, net of taxes of $(287) and $4,379	377	(8,138)
Unrealized gains (losses) on securities, net of taxes of $(245) and $538	434	(995)
Accumulated other comprehensive income (loss), net of tax	$(33,738)	$(63,650)

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.

NOTE 23: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The Company adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $2-3 million for the fiscal year ended December 30, 2006.

On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). The FSP states that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

time period from the date of approval. Although the Company adopted SFAS No. 123(R) prior to the issuance of the FSP, the Company applied the principles set forth in this FSP.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and will be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. The Company is currently evaluating this FSP; the one-time election is not expected to affect operating income or net earnings.

On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The Company does not expect that the implementation of FSP No. FAS 123(R)-4 will have a material effect on the results of operations or financial position.

NOTE 24: RELATED PARTY TRANSACTIONS

During 2005, 2004 and 2003, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $3.9 million, $2.0 million and $2.35 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2005 amount represents approximately 2 percent of such firm’s 2005 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.

During 2005, 2004 and 2003, the Company leased a certain office facility from Amex Property B.V. (“Amex”), a company whose principal owner is Rattan Chadha, President and Chief Executive Officer of Mexx, under a 20-year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2005, 2004 and 2003 was 584,000, 599,000 and 614,000 euro, respectively (or $728,000, $746,000 and $696,000, respectively, based on the exchange rates in effect during such periods).

During 2005, 2004 and 2003, the Company leased a factory outlet and warehouse as well as an office and inventory liquidation center from RAKOTTA HOLDINGS Inc. (“RAKOTTA”), a company whose principal owner is Joseph Nezri, President of MEXX Canada Inc., under two lease agreements expiring January 30, 2006. The rent paid to RAKOTTA during fiscal year 2005, 2004 and 2003 was approximately 759,000, 759,000 and 762,000 Canadian dollars, respectively (or $627,000, $584,000 and $544,000 respectively, based on the exchange rates in effect during such periods).

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liz Claiborne, Inc. and Subsidiaries

NOTE 25: LEGAL PROCEEDINGS

Various legal actions are pending against the Company. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s results of operations or financial position.

During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. We intend to submit the requested materials during the second quarter of 2006.

NOTE 26: UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2005 and 2004 is set forth in the table below:

In thousands except	March			June			September				December
per share data	2005		2004	2005		2004	2005		2004		2005		2004
Net sales	$1,212,407		$1,102,767	$1,099,104		$1,025,924	$1,336,654		$1,306,581		$1,199,588		$1,197,556
Gross profit	558,230		501,030	529,460		489,434	634,448		593,573		576,219		558,525
Net income	71,418	(1)	68,770	54,140	(2)	50,550	113,515	(3)	111,588	(4)	78,293	(5)	82,661	(6)
Basic earnings per share	$.66	(1)	$.63	$.51	(2)	$.47	$1.07	(3)	$1.04	(4)	$.75	(5)	$.77	(6)
Diluted earnings per share	$.65	(1)	$.62	$.50	(2)	$.46	$1.06	(3)	$1.03	(4)	$.74	(5)	$.75	(6)

Dividends paid per common share	$.06		$.06	$.06		$.06	$.06		$.06		$.06		$.06

(1)	Includes the after tax effect of the adoption of SFAS No. 123(R) and the shift in the equity-based management compensation plan of $454 ($703 pretax) or $0.004 per share.
(2)	Includes the after tax effect of the adoption of SFAS No. 123(R) and the shift in the equity-based management compensation plan of $1,362 ($2,109 pretax) or $0.01 per share, respectively.
(3)

Includes the after tax effect of the reimbursement of improperly collected markdown allowances of $7,972 ($12,340 pretax) or $0.07 per share, the after tax effect of certain workforce reductions and real estate consolidations of $5,725 ($8,862 pretax) or $0.05 per share, the after tax effect of the adoption of SFAS No. 123(R) and the shift in the equity-based management compensation plan of $4,190 ($6,487 pretax) or $0.04 per share, and a restructuring gain of $143 ($221 pretax) or $0.001 per share.

(4)	Includes the after tax effect of a restructuring gain of $68 ($105 pretax) or $0.001 per share.
(5)

Includes the after tax effect of a restructuring gain of $251 ($389 pretax) or $0.002 per share, the after tax effect of receipt of a lease termination payment from a landlord (net of related costs) of $1,977 ($3,061 pretax) or $0.02 per share, the after tax effect of the adoption of SFAS No. 123(R) and the shift in the equity-based management compensation plan of $4,265 ($6,602 pretax) or $0.04 per share, and the release of tax reserves no longer required of $2,500 or $0.02 per share.

(6)

Includes the after tax effect of a restructuring expense of $6,540 ($9,799 pretax) or $0.06 per share, the after tax effect of a special investment gain of $7,965 ($11,934 pretax) or $0.07 per share, and the release of tax reserves due to the favorable settlement of foreign tax audits of $3,000 or $0.03 per share.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Liz Claiborne, Inc. and Subsidiaries

Column A	Column B	Column C			Column D		Column E

		Additions
(In thousands)	Balance at	(1) Charged	(2) Charged to
	Beginning	to Costs and	Other Accounts –		Deductions –		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

YEAR ENDED DECEMBER 31, 2005

Accounts Receivable – allowance for doubtful accounts	$2,822	$3,761	$--		$2,217	(A)	$4,366
Allowance for Returns	$46,722	$175,806	$--		$179,372		$43,156
Allowance for Discounts	$16,863	$132,027	$--		$133,223		$15,667
Restructuring Reserve	$9,866	$(436)	$(610)	(C)	$7,804	(B)	$1,016

YEAR ENDED JANUARY 1, 2005

Accounts Receivable – allowance for doubtful accounts	$2,853	$1,925	$--		$1,956	(A)	$2,822
Allowance for Returns	$13,746	$175,477	$--		$142,501		$46,722
Allowance for Discounts	$15,550	$136,617	$--		$135,304		$16,863
Restructuring Reserve	$1,969	$9,866	$(105)	(C)	$1,864	(B)	$9,866

YEAR ENDED JANUARY 3, 2004

Accounts Receivable – allowance for doubtful accounts	$3,777	$150	$--		$1,074	(A)	$2,853
Allowance for Returns	$22,380	$127,718	$--		$136,352		$13,746
Allowance for Discounts	$18,709	$145,307	$--		$148,466		$15,550
Restructuring Reserve	$11,377	$--	$(672)	(C)	$8,736	(B)	$1,969

Notes:

(A)	Uncollectible accounts written off, less recoveries.
(B)	Charges to the restructuring reserve are for the purposes for which the reserve was created.
(C)

This amount of the restructuring reserve was deemed to no longer be necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.

INDEX TO EXHIBITS

Exhibit No.		Description

2(a)	-

Share Purchase Agreement, dated as of May 15, 2001, among Liz Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant’s Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3(a)	-	Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)	-

By-laws of Registrant, as amended (incorporated herein by reference from Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the “1992 Annual Report”]).

4(a)	-	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)	-

Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A dated as of December 4, 1998).

4(b)(i)	-

Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

4(c)	-

Agency Agreement between Liz Claiborne, Inc., Citibank, N.A. and Dexia Banque Internationale A. Luxembourg (incorporated herein by reference from Exhibit 10 to Registrant’s Form 10-Q for the period ended June 30, 2001).

10(a)	-	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)	-

Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

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

Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).

10(b)(v)	-	Fifth Amendment to Lease (incorporated herein by reference from Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).

Exhibit No.		Description

10(c)+	-

National Collective Bargaining Agreement, made and entered into as of June 1, 2003, by and between Liz Claiborne, Inc. and the Union of Needletrades, Industrial and Textile Employees (now known as UNITE-HERE) for the period June 1, 2003 through May 31, 2006 (incorporated herein by reference from Exhibit 10(c) to the 2003 Annual Report).

10(d)+*	-	Description of Liz Claiborne, Inc. 2005 Salaried Employee Incentive Bonus Plan.

10(e)+	-

The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

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

Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+	-

First Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)+	-	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)+	-

Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference from Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).

10(f)(i)+	-	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+	-	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(f)(iii)+*	-	Liz Claiborne, Inc. Outside Directors’ Deferral Plan.

10(g)+	-

Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference from Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	-

Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(g)(ii)+	-	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

10(h)+	-	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	-	Amendment No. 1 to the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+	-	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+	-

Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 10(a) to Registrant’s Form 10-Q for the period ended September 29, 2001 [the “3rd Quarter 2001 10-Q”]).

10(h)(iv)+	-	Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(h)(v)+*	-	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan.

10(i)+	-

Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference from Exhibit 10(y)(i) to Registrant’s Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	-	Amendment No. 1 to the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	-	Amendment No. 2 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	-	Amendment No. 3 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	-	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	-	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	-	Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(q) to the 2000 Annual Report).

10(k)+	-	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10Q filed August 15, 2003).

10(l)+	-

Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(l)(i)+	-	Trust Agreement dated as of January 1, 2002, between Liz Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)+	-

Employment Agreement dated as of November 3, 2003, between Registrant and Paul R. Charron (the “Charron Agreement”) (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 5, 2003 [the “November 5, 2003 Form 8-K”]).

10(m)(i)+	-

The Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron [the “Accumulation Plan”]), dated as of September 19, 1996 (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(m)(ii)+	-	Amendment to the Accumulation Plan, dated January 3, 2002 (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(m)(iii)+	-	Amendment No. 2 to the Accumulation Plan, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the November 5, 2003 Form 8-K).

10(m)(iv)+	-	Executive Termination Benefits Agreement, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10 (v)(iii) to the 2000 Annual Report).

10(m)(v)+	-

First Amendment to the Executive Termination Benefits Agreement between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+	-

Stock Option Certificate, dated November 3, 2003 issued to Paul R. Charron under Registrant’s 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

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

Stock Option Certificate, dated March 4, 2004, issued to Paul R. Charron, under Registrant’s 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 [the “1st Quarter 2004 10-Q”]).

10(m)(x)	-	Restricted Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(b) to the 1st Quarter 2004 10-Q).

10(m)(xi)	-	Performance Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(c) to the 1st Quarter 2004 10-Q).

10(n)+*	-	2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan, dated January 23, 2006, between Registrant and Trudy F. Sullivan.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

Exhibit No.		Description

10(n)(i)+	-	Change of Control Agreement, between Registrant and Trudy F. Sullivan (incorporated herein by reference from Exhibit 10(w) to the 2002 Annual Report).

10(o)	-

Five-Year Credit Agreement, dated as of October 13, 2004, among Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

10(p)+	-	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(q)+	-

Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005 [the “May 26, 2005 Form 8-K”]).

10(r)+	-	Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to the May 26, 2005 Form 8-K).

10(s)+	-	Amendment No. 1 to the Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(t)+	-	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

21*	-	List of Registrant’s Subsidiaries.

23*	-	Consent of Independent Registered Public Accounting Firm.

31(a)*	-	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	-	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#	-	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#	-	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*	-	Undertakings.

+ Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
* Filed herewith.

# A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.