Form 10-Q
period 2006-04-01
CLAIBORNE LIZ INC
filed 2006-05-05
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:	1-10689

LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware		13-2842791
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York		10018
(Address of principal executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at April 28, 2006 was 104,509,819.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

APRIL 1, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	(Unaudited) April 1, 2006	December 31, 2005	(Unaudited) April 2, 2005
Assets
Current Assets:
Cash and cash equivalents	$90,371	$328,527	$123,384
Marketable securities	8,464	14,638	7,578
Accounts receivable - trade, net	639,292	415,849	669,811
Inventories, net	563,799	536,296	563,133
Deferred income taxes	53,207	47,688	51,351
Other current assets	122,490	113,539	104,093
Total current assets	1,477,623	1,456,537	1,519,350

Property and Equipment, Net	493,105	494,693	467,169
Goodwill, Net	949,949	858,565	816,127
Intangibles, Net	338,351	332,017	295,500
Other Assets	11,447	10,224	10,901
Total Assets	$3,270,475	$3,152,036	$3,109,047

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$29,308	$48,729	$45,829
Accounts payable	276,461	250,768	275,084
Accrued expenses	369,201	288,370	266,617
Income taxes payable	21,858	19,872	50,234
Total current liabilities	696,828	607,739	637,764

Long-Term Debt	459,110	413,227	455,854
Obligations Under Capital Leases	3,837	4,606	5,494
Other Non-Current Liabilities	60,992	66,692	51,694
Deferred Income Taxes	55,531	54,170	52,043
Commitments and Contingencies (Note 9)
Minority Interest	2,866	2,896	3,350
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares - none	--	--	--
Common stock, $1 par value, authorized shares - 250,000,000, issued shares - 176,437,234	176,437	176,437	176,437
Capital in excess of par value	197,749	187,689	197,825
Retained earnings	3,163,553	3,122,487	2,894,295
Unearned compensation expense	--	--	(53,377)
Accumulated other comprehensive income (loss)	(37,154)	(33,738)	(52,439)
	3,500,585	3,452,875	3,162,741
Common stock in treasury, at cost, 72,077,259, 71,451,550 and 66,832,764 shares	(1,509,274)	(1,450,169)	(1,259,893)
Total stockholders’ equity	1,991,311	2,002,706	1,902,848
Total Liabilities and Stockholders’ Equity	$3,270,475	$3,152,036	$3,109,047

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per common share data)

(Unaudited)

	Three Months Ended
	(13 Weeks) April 1, 2006	(13 Weeks) April 2, 2005
Net Sales	$1,171,201	$1,212,407

Cost of goods sold	627,188	654,177

Gross Profit	544,013	558,230

Selling, general & administrative expenses	466,882	439,474

Operating Income	77,131	118,756

Other income (expense), net	3,313	(614)

Interest expense, net	(7,105)	(7,588)

Income Before Provision for Income Taxes	73,339	110,554

Provision for income taxes	26,402	39,136

Net Income	$46,937	$71,418

Net Income per Weighted Average Share, Basic	$0.45	$0.66
Net Income per Weighted Average Share, Diluted	$0.45	$0.65

Weighted Average Shares, Basic	103,422	108,063
Weighted Average Shares, Diluted	104,870	110,059

Dividends Paid per Common Share	$0.06	$0.06

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	(13 Weeks) April 1, 2006	(13 Weeks) April 2, 2005
Cash Flows from Operating Activities:
Net income	$46,937	$71,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,345	29,040
Deferred income taxes	(2,911)	(1,069)
Share-based compensation	3,471	3,661
Tax benefit on exercise of stock options	2,652	1,620
Gain on sale of securities	(3,583)	--
Streamlining initiatives, fixed asset write-downs	4,729	--
Other, net	(8)	(2)
Change in current assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(212,721)	(241,975)
Increase in inventories, net	(17,041)	(24,393)
Increase in other current assets	(9,513)	(13,850)
Increase in accounts payable	28,283	17,117
Decrease in accrued expenses	(4,812)	(26,141)
Increase in income taxes payable	1,743	18,064
Net cash used in operating activities	(130,429)	(166,510)

Cash Flows from Investing Activities:
Purchases of investment instruments	(35)	(67)
Proceeds from sales of securities	8,054	--
Purchases of property and equipment	(30,531)	(24,325)
Payments for acquisitions, net of cash acquired	(35,659)	(62,451)
Payments for in-store merchandise shops	(5,520)	(1,430)
Other, net	448	(1,068)
Net cash used in investing activities	(63,243)	(89,341)

Cash Flows from Financing Activities:
Short term borrowings	(19,421)	(10,289)
Principal payments under capital lease obligations	(927)	(517)
Commercial paper, net	34,841	--
Proceeds from exercise of common stock options	20,276	9,280
Purchase of common stock	(75,285)	--
Dividends paid	(5,871)	(6,091)
Excess tax benefits related to stock options	734	--
Net cash used in financing activities	(45,653)	(7,617)

Effect of Exchange Rate Changes on Cash	1,169	1,215

Net Change in Cash and Cash Equivalents	(238,156)	(262,253)
Cash and Cash Equivalents at Beginning of Period	328,527	385,637
Cash and Cash Equivalents at End of Period	$90,371	$123,384

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition, and, therefore, operating results on a period-to-period basis are not comparable. Information presented as of December 31, 2005 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period’s classifications. None of the reclassifications were material.

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

The fair value of the purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 1, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

The Company uses foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, in connection with the synthetic lease, if any, to Selling, general & administrative expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. Commencing in fiscal 2005, the Company follows FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (“ARO”) — an interpretation of FASB Statement No. 143,” which requires the Company to recognize a liability for the fair value of a conditional retirement obligation if the fair value can be reasonably estimated. The Company’s AROs are primarily associated with the disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization expense is recorded on a straight-line basis over the life of the lease term.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2006 and 2005 fiscal years each reflect a 52-week period resulting in a 13-week three-month period for the first quarter.

Cash Dividend and Common Stock Repurchase

On January 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on March 15, 2006 to stockholders of record at the close of business on February 24, 2006. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of May 2, 2006, the Company had $78.0 million remaining in buyback authorization under its share repurchase program.

2.	ACQUISITIONS

On January 26, 2006, the Company acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 24.8 million Canadian dollars (or $21.5 million), which includes the retirement of debt at closing, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $45-51 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $35.9 million, consisting of an initial payment and the assumption of debt and fees of approximately $35.9 million (including $3.5 million paid in 2006) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, the Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.4 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to the consolidated results of the Company.

On January 6, 2005, the Company acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.2 million, including fees, plus contingent payments based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and will be accounted for as additional purchase price. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $7.6 million of purchase price to the value of

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $7.9 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. As of April 1, 2006, the amount was accounted for as additional purchase price and an increase to goodwill. The Company estimates that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $34-40 million. The contingent payment will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.

On July 9, 2002, the Company acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in initial goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On May 23, 2001, the Company acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) 295 million euro (or $255.1 million), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, the Company made the required final payment of 160 million euro (or $192.4 million). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, the Company paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, the Company will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($19.2 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of April 1, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $22-25 million.

3.	STOCKHOLDERS’ EQUITY

Activity for the three months ended April 1, 2006 and April 2, 2005 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost, accounts is summarized as follows:

In thousands	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of December 31, 2005	$187,689	$3,122,487	$--	$(1,450,169)
Net income	--	46,937	--	--
Restricted shares issued, net of cancellations	(8,469)	--	--	7,576
Purchase of common stock	--	--	--	(75,285)
Stock options exercised	11,672	--	--	8,604
Share-based compensation	3,471	--	--	--
Tax benefit on stock options exercised	2,652	--	--	--
Excess tax benefits related to stock options	734	--	--	--
Dividends declared	--	(5,871)	--	--
Balance as of April 1, 2006	$197,749	$3,163,553	$--	$(1,509,274)

In thousands	Capital in excess of par value	Retained earnings	Unearned compensation expense	Common stock in treasury, at cost
Balance as of January 1, 2005	$176,182	$2,828,968	$(36,793)	$(1,269,355)
Net income	--	71,418	--	--
Restricted shares issued, net of cancellations	14,504	--	(20,245)	5,698
Stock options exercised	5,517	--	--	3,764
Tax benefit on stock options exercised	1,622	--	--	--
Dividends declared	--	(6,091)	--	--
Amortization of restricted stock	--	--	3,661	--
Balance as of April 2, 2005	$197,825	$2,894,295	$(53,377)	$(1,259,893)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Three Months Ended
In thousands	(13 Weeks) April 1, 2006	(13 Weeks) April 2, 2005
Net income:
As reported	$46,937	$71,418
Other comprehensive income (loss), net of tax:
Change in cumulative translation gain (loss)	9,761	(15,089)
Change in cumulative translation (loss) gain of Eurobonds	(11,066)	20,837
Changes in unrealized (losses) on securities, net of income tax benefit of $633 and $106	(1,125)	(185)
Changes in fair value of cash flow hedges, net of income tax benefit (provision) of $555 and $(2,982)	(986)	5,648
Total comprehensive income, net of tax	$43,521	$82,629

Accumulated other comprehensive income (loss) consists of the following:

In thousands	April 1, 2006	December 31, 2005	April 2, 2005
Cumulative translation adjustment	$(35,854)	$(34,549)	$(48,769)
(Losses) gains on cash flow hedging derivatives, net of taxes of $268, $(287) and $1,397	(609)	377	(2,490)
Unrealized (losses) gains on securities, net of taxes of $388, $(245) and $(644)	(691)	434	(1,180)
Accumulated other comprehensive (loss), net of tax	$(37,154)	$(33,738)	$(52,439)

4.	MARKETABLE SECURITIES

During the three months ended April 1, 2006, the Company sold 341,246 shares of certain equity investments for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to Other income (expense), net upon the sale of the securities. The shares were previously considered available-for-sale and were recorded at fair market value with unrealized gains/losses, net of taxes, reported as a component of Accumulated other comprehensive income (loss).

In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at April 1, 2006 and therefore, no impairment has been recorded.

The following is a summary of available-for-sale marketable securities at April 1, 2006, December 31, 2005 and April 2, 2005:

	April 1, 2006
		Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Equity investments	$9,094	$--	$(967)	$8,127
Other investments	439	--	(102)	337
Total	$9,533	$--	$(1,069)	$8,464

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2005
		Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Equity investments	$13,530	$2,023	$(1,261)	$14,292
Other investments	434	--	(88)	346
Total	$13,964	$2,023	$(1,349)	$14,638

	April 2, 2005
		Unrealized		Estimated
In thousands	Cost	Gains	Losses	Fair Value
Equity investments	$8,986	$--	$(1,757)	$7,229
Other investments	416	--	(67)	349
Total	$9,402	$--	$(1,824)	$7,578

For the three months ended April 1, 2006, there were realized gains of $3,583,000 on sales of available-for-sale securities. For the three months ended April 2, 2005, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the three months ended April 1, 2006 and April 2, 2005 were losses of $1,116,000 (net of $628,000 in taxes) and $185,000 (net of $106,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).

5.	INVENTORIES, NET

Inventories consist of the following:

In thousands	April 1, 2006	December 31, 2005	April 2, 2005
Raw materials	$32,363	$34,512	$32,881
Work in process	19,680	9,298	17,409
Finished goods	511,756	492,486	512,843
Total	$563,799	$536,296	$563,133

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

In thousands	April 1, 2006	December 31, 2005	April 2, 2005
Land and buildings	$141,093	$140,961	$139,993
Machinery and equipment	367,686	358,914	351,398
Furniture and fixtures	219,453	216,911	194,669
Leasehold improvements	409,301	397,946	361,304
	1,137,533	1,114,732	1,047,364
Less: Accumulated depreciation and amortization	644,428	620,039	580,195
Total property and equipment, net	$493,105	$494,693	$467,169

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

In thousands	Estimated Lives	April 1, 2006	December 31, 2005	April 2, 2005
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$32,449	$32,449	$42,849
Owned trademarks	20 years	7,600	7,600	7,600
Customer relationships	5-25 years	49,330	40,184	27,600
Merchandising rights	4 years	51,256	49,460	54,045
Subtotal		$140,635	$129,693	$132,094
Accumulated Amortization:
Licensed trademarks		$(12,293)	$(11,697)	$(19,049)
Owned trademarks		(467)	(372)	(95)
Customer relationships		(3,985)	(2,960)	(1,566)
Merchandising rights		(21,562)	(18,590)	(32,240)
Subtotal		$(38,307)	$(33,619)	$(52,950)
Net:
Licensed trademarks		$20,156	$20,752	$23,800
Owned trademarks		7,133	7,228	7,505
Customer relationships		45,345	37,224	26,034
Merchandising rights		29,694	30,870	21,805
Total amortized intangible assets, net		$102,328	$96,074	$79,144

Unamortized intangible assets:
Owned trademarks		$236,023	$235,943	$216,356
Total intangible assets		$338,351	$332,017	$295,500

The Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2005 and fiscal 2004. No impairment was recognized at either date. Intangible amortization expense was $4.7 million for the three months ended April 1, 2006 and $4.6 million for the three months ended April 2, 2005.

The estimated intangible amortization expense for the next five years is as follows:

Fiscal Year	(In millions) Amortization Expense
2006	$18.7
2007	17.1
2008	14.6
2009	11.4
2010	7.7

The changes in carrying amount of goodwill for the three months ended April 1, 2006 are as follows:

In thousands	Wholesale Apparel	Wholesale Non-Apparel	Total
Balance, December 31, 2005	$848,970	$9,595	$858,565
Additional purchase price of C & C	681	--	681
Additional purchase price of prAna	10,447	--	10,447
Additional purchase price of Juicy	80,354	--	80,354
Translation difference	(98)	--	(98)
Balance, April 1, 2006	$940,354	$9,595	$949,949

There is no goodwill related to the Company’s retail segment.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	DEBT

On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company’s net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Eurobonds are classified as Long-term debt as the Company has the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 354.0 million euro as of April 1, 2006.

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants as of April 1, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 1, 2006, the Company had $35 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.

As of April 1, 2006, December 31, 2005 and April 2, 2005, the Company had lines of credit aggregating $597 million, $567 million and $588 million, respectively, which were primarily available to cover trade letters of credit. At April 1, 2006, December 31, 2005 and April 2, 2005, the Company had outstanding trade letters of credit of $266 million, $298 million and $271 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

The Company’s Canadian and European subsidiaries have unsecured lines of credit totaling approximately $176.4 million (based on the exchange rates as of April 1, 2006), which is included in the aforementioned $597 million available lines of credit. As of April 1, 2006, a total of $29.0 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.2%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2006. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The Eurobonds will mature and be refinanced in 2006. The capital lease obligations in Europe expire in 2007 and 2008.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006, with renewal subject to the consent of the lessor. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75 percent of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company’s transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A expense in the Condensed Consolidated Statements of Income. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

The Company has not entered into any other off-balance sheet arrangements.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

10.	STREAMLINING INITIATIVES

2006 Actions

On February 7, 2006, the Company announced that it is streamlining its operations and redeploying resources to more efficiently manage its multi-brand and multi-channel portfolio, more closely align its business with customer and consumer needs, and better capitalize on the compelling growth opportunities across a number of its brands. For the three months ended April 1, 2006, the Company recorded $25.1 million related to this initiative and expects to record additional charges of $34.9 million for a total of approximately $60 million (with $37 million of payroll and related costs, $12 million of lease termination costs, $6 million of fixed asset write-downs and disposals and $5 million of other costs). The majority of these expenses are expected to occur in the first half of 2006. Approximately $6 million of these charges are expected to be non-cash. As a result of this new organizational structure, the Company expects a net reduction of approximately 500 positions, or about 4% of its global work force. The Company also intends to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.

For the three months ended April 1, 2006, the Company recorded expenses of $25.1 million, the majority of which is recorded in SG&A in the Condensed Consolidated Statements of Income. The first quarter expenses impacted the business segments as follows: Wholesale Apparel - $16.1 million, Wholesale Non-Apparel - $3.0 million and Retail - $6.0 million. A summary rollforward of streamlining initiatives is as follows:

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In thousands	Payroll and Related Costs	Lease Termination Costs	Fixed Asset Write-Downs	Other Costs	Total

2006 provision	$18,229	$1,286	$4,727	$861	$25,103
2006 fixed asset write-downs	--	--	(4,729)	--	(4,729)
2006 spending	(6,846)	(371)	--	(238)	(7,455)
Translation difference	(5)	(2)	2	(7)	(12)
Balance at April 1, 2006	$11,378	$913	$--	$616	$12,907

2004 Actions

In December 2004, the Company recorded a net pretax restructuring charge of $9.8 million ($6.5 million after tax) comprised of $5.7 million associated with the Company’s European operations and $4.1 million attributable to costs associated with the closure of the Company’s Secaucus, New Jersey distribution center. In 2005, the Company recorded pretax restructuring gains of $610,000 ($394,000 after tax) representing the reversal of amounts provided in December 2004 no longer required. All operational activities associated with the restructuring have been completed. All payments associated with the restructuring will be completed in 2006.

A summary of the changes in the restructuring reserves is as follows:

In thousands	Operating & Administrative Exit Costs
Balance at December 31, 2005	$1,016
Spending for three months ended April 1, 2006	(955)
Translation difference	15
Balance at April 1, 2006	$76

11.	EARNINGS PER COMMON SHARE

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share.”

	April 1, 2006			April 2, 2005
In thousands except per share data	Net Income	Weighted Average Shares	Net Income per Common Share	Net Income	Weighted Average Shares	Net Income per Common Share
Basic	$46,937	103,422	$0.45	$71,418	108,063	$0.66
Effect of dilutive securities:
Stock options and restricted stock grants	--	1,448	--	--	1,996	0.01
Diluted	$46,937	104,870	$0.45	$71,418	110,059	$0.65

Options to purchase 3,262,000 and 13,000 shares of common stock were outstanding as of April 1, 2006 and April 2, 2005, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During the three months ended April 1, 2006, the Company made income tax payments of $24,310,000 and interest payments of $406,000. During the three months ended April 2, 2005, the Company made income tax payments of $26,914,000 and interest payments of $848,000. Non-cash investing transactions during the three months ended April 1, 2006 totaled $90,314,000 related to payments made to Juicy and prAna in the subsequent period.

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

The Company evaluates performance and allocates resources based on operating income or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2005 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales, however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.

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

	For the Three Months Ended April 1, 2006
In thousands	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$793,946	$145,497	$264,235	$(32,477)	$1,171,201
Intercompany sales	(36,425)	(7,264)	--	43,689	--
Sales from external customers	$757,521	$138,233	$264,235	$11,212	$1,171,201
% to total	64.7%	11.8%	22.6%	0.9%	100%

OPERATING INCOME:
Total operating income (loss)	$72,411	$15,541	$(25,254)	$14,433	$77,131
Intercompany segment operating loss (income)	6,295	7	--	(6,302)	--
Segment operating income (loss) from external customers	$78,706	$15,548	$(25,254)	$8,131	$77,131
% of sales	10.4%	11.2%	(9.6)%	72.5%	6.6%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended April 2, 2005
In thousands	Wholesale Apparel	Wholesale Non-Apparel	Retail	Corporate/ Eliminations	Total
NET SALES:
Total net sales	$857,304	$140,975	$255,534	$(41,406)	$1,212,407
Intercompany sales	(47,658)	(4,315)	--	51,973	--
Sales from external customers	$809,646	$136,660	$255,534	$10,567	$1,212,407
% to total	66.8%	11.3%	21.1%	0.8%	100.0%

OPERATING INCOME:
Total operating income (loss)	$109,093	$13,225	$(7,463)	$3,901	$118,756
Intercompany segment operating (income) loss	(3,668)	(1,277)	--	4,945	--
Segment operating income (loss) from external customers	$105,425	$11,948	$(7,463)	$8,846	$118,756
% of sales	13.0%	8.7%	(2.9)%	83.7%	9.8%

In thousands	April 1, 2006	December 31, 2005	April 2, 2005
SEGMENT ASSETS:
Wholesale Apparel	$2,655,057	$2,502,783	$2,480,357
Wholesale Non-Apparel	187,434	149,397	171,351
Retail	747,953	759,871	668,499
Corporate	84,660	151,923	163,823
Eliminations	(404,629)	(411,938)	(374,983)
Total assets	$3,270,475	$3,152,036	$3,109,047

GEOGRAPHIC DATA:

	Three Months Ended
In thousands	April 1, 2006	April 2, 2005
NET SALES:
Domestic	$849,767	$900,064
International	321,434	312,343
Total net sales	$1,171,201	$1,212,407

OPERATING INCOME:
Domestic	$72,529	$99,651
International	4,602	19,105
Total operating income	$77,131	$118,756

In thousands	April 1, 2006	December 31, 2005	April 2, 2005
TOTAL ASSETS:
Domestic	$2,085,480	$1,955,142	$1,991,448
International	1,184,995	1,196,894	1,117,599
Total assets	$3,270,475	$3,152,036	$3,109,047

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	DERIVATIVE INSTRUMENTS

At April 1, 2006, the Company had various Canadian currency collars outstanding with a notional amount of $9.8 million, maturing through December 2006 and with values ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 5.3 million Hong Kong dollars, maturing through November 2006 and with values ranging between 6.5020 and 6.8120 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 345 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.09 Hong Kong dollars per euro. The Company had $25 million in Canadian currency collars and $49 million in euro currency collars at April 2, 2005, and $21 million in Canadian currency collars and 325 million Hong Kong Dollars in euro currency collars at year-end 2005. At the end of the first quarter of 2006, the Company also had forward contracts maturing through December 2006 to sell 18.0 million Canadian dollars for $15.4 million, to sell 17.0 million Canadian dollars for 113.4 million Hong Kong dollars and to sell 13.6 million euro for 128 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2006 was approximately $46.5 million, as compared with approximately $67 million at year-end 2005 and approximately $22 million at the end of the first quarter of 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $(0.4) million at the end of the first quarter of 2006, $0.7 million at year-end 2005 and approximately $1.2 million the end of the first quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the three months ended April 1, 2006. Approximately $(0.3) million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, the Company has entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company has entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 1, 2006. Expenses relating to cash flow hedges in Accumulated other comprehensive income (loss) that will be reclassified into earnings in the next twelve months are immaterial.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $(11.3) million for the quarter ended April 1, 2006 and $20.5 million for the quarter ended April 2, 2005.

On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The favorable interest accrual was not material for the quarter ended April 1, 2006.

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Since July 3, 2005, the Company is recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related Interpretations in accounting for its stock-based compensation plans; all employee stock options were granted at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of April 1, 2006, the Company has not changed the terms of any outstanding awards.

Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The following table details the effect on net income and earnings per share “as reported” and as if compensation expense had been recorded in the first three months of fiscal 2005 and through the end of the first quarter of fiscal 2006, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net income and earnings per share for the three months ended April 1, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123(R).

	Three Months Ended
In thousands except per share data	(13 Weeks) April 1, 2006	(13 Weeks) April 2, 2005
Net income:
As reported	$46,937	$71,418
Add: Share-based employee compensation expense included in reported net income, net of taxes ($1,250 and $1,296 for the three months ended)	2,221	2,365
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(2,221)	(6,468)
Pro forma	$46,937	$67,315

Basic earnings per share:
As reported	$0.45	$0.66
Pro forma	$0.45	$0.63
Diluted earnings per share:
As reported	$0.45	$0.65
Pro forma	$0.45	$0.62

*

“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($1,250 and $3,545 for the three months ended April 1, 2006 and April 2, 2005, respectively).

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
Binomial Lattice Valuation Assumptions:	April 1, 2006	April 2, 2005
Weighted-average fair value of options granted	$9.55	$12.91
Expected volatility	23.1% to 39.5%	28.8% to 42%
Weighted-average volatility	24.4%	29.4%
Expected term (in years)	4.4	5.2
Dividend yield	0.61%	0.55%
Risk-free rate	4.4% to 4.8%	3.2% to 4.6%
Expected annual forfeiture	6.8%	9.3%

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

Stock Options

A summary of award activity under the stock option plans as of April 1, 2006 and changes during the three month period are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	7,923,930	$30.70	6.9	$68,637
Granted	556,274	36.73
Exercised	(770,329)	26.32
Cancelled	(308,439)	35.27
Outstanding at April 1, 2006	7,401,436	$31.42	7.0	$70,778

Exercisable at April 1, 2006	5,228,368	$28.78	6.3	$63,790

The total intrinsic value of options exercised during the three months ended April 1, 2006 and April 2, 2005 were $9.5 million and $6.0 million, respectively.

A summary of the activity for nonvested stock option awards as of April 1, 2006 and changes during the three month period, is presented below:

	Awards	Weighted Average Grant Date Fair Value per Award
Nonvested at December 31, 2005	3,660,010	$11.85
Granted	556,274	9.55
Vested	(1,738,566)	11.17
Cancelled	(304,650)	11.91
Nonvested at April 1, 2006	2,173,068	$11.79

As of April 1, 2006, there was $13.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.65 years. The total fair value of shares vested during the three month periods ended April 1, 2006 and April 2, 2005 was $19.4 million and $26.7 million, respectively. The following table represents as of April 1, 2006 the share-based compensation costs to be recognized in future periods:

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal Year	(In thousands) Compensation Expense on Stock Options
2006	$9,160
2007	3,163
2008	964
2009	115
$13,402

Restricted Stock

A summary of award activity under the restricted stock plans as of April 1, 2006 and changes during the three month period, are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,228,619	$37.88
Granted	773,113	35.96
Vested	(64,570)	33.51
Cancelled	(131,783)	37.33
Outstanding at April 1, 2006	1,805,379	$37.26

As of April 1, 2006, there was $49.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three month period ended April 1, 2006 was $2.2 million. The following table represents as of April 1, 2006 the share-based compensation costs to be recognized in future periods:

Fiscal Year	(In thousands) Compensation Expense on Restricted Stock
2006	$21,898
2007	16,751
2008	7,535
2009	3,234
2010	129
$49,547

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $4-5 million for the fiscal year ended December 30, 2006.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The impact of the adoption of this FSP did not have a material impact on its consolidated financial statements.

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

On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. This FSP is effective for the first reporting period after February 3, 2006, and the Company does not expect that the implementation of FSP No. FAS 123(R)-4 will have an effect on the results of operations or financial position.

On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. The Company will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. The Company does not expect the adoption of this FSP to have a material impact on the results of operations or financial position.

17.	SUBSEQUENT EVENT

On May 2, 2006, the Company and the sellers of C & C California, Inc. agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and will be accounted for as additional purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.

•

Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our businesses in our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), CITY UNLTD., INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, BELONGINGS, CRAZY HORSE, FIRST ISSUE, METROCONCEPTS, STAMP 10, TINT and VILLAGER), moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE)), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES) and contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENZIE, KENZIEGIRL and LAUNDRY BY SHELLI SEGAL), active wear (prAna), as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•

Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels and our licensed KENNETH COLE label.

•

Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 322 outlet stores, 335 specialty retail stores and 624 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE and YZZA.

The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is included in the line “Sales from external customers” under the caption “Corporate/Eliminations” in Note 13 of Notes to Condensed Consolidated Financial Statements.

Competitive Profile

We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, including the creation of internally developed brands, as well as the continued expansion of our retail business, to our product designs and to our leveraging our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses.

Consumers are continuing to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and unknown impacts of the ongoing retail industry consolidation, including the post-merger integration and rationalization of the Federated Department Stores and May Company, the uncertainty regarding the Sears apparel business and internal distractions of certain other retailers, present a multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment adversely impacts our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses including the further expansion into specialty retail where we plan to open approximately 100 new domestic and international retail locations in 2006. In addition, we are developing strategies and initiatives to address those businesses that are underperforming to be more responsive to our customers.

Currently, we are in the process of streamlining our operations to increase efficiency in managing our multi-brand and multi-channel portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on the compelling growth opportunities across a number of our brands. As announced in early February 2006, we expect to record charges related to this initiative totaling approximately $60 million, the majority of which will occur in the first half of 2006. We expect a net reduction of approximately 500 positions, or about 4% of our global work force. In addition, we intend to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.

We expect that the challenges of our retail partners will continue over the near term and the conservative approach to planning inventory levels will continue to be a major focus. Retailers will turn to wholesalers who can respond quickly to market trends allowing those retailers to maintain lean retail inventory stock levels of faster turning differentiated products. We believe that our technology coupled with our modern business models and evolving supply chain enable us to partner with our customers, and to quickly identify and enable them to reorder those items that are trending well with customers and appeal to consumers. We have also diversified geographically, with our international operations representing over 27% of total Company net sales for the fiscal quarter ended April 1, 2006. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio, and evaluate business development opportunities, in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives.

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

Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2005 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A- Risk Factors.”

2006 First Quarter Overall Results

Net Sales

Net sales for the first quarter of 2006 were $1.171 billion, a decrease of $41.2 million, of 3.4%, compared to 2005 first quarter net sales. The sales results reflect a decrease in our domestic wholesale apparel business primarily decreases in our LIZ CLAIBORNE apparel business as well as our Men’s apparel, DANA BUCHMAN and ELLEN TRACY businesses, partially offset by increased sales in our direct to consumer retail businesses. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses reduced sales by approximately $21.0 million during the quarter.

Gross Profit and Net Income

Our gross profit decreased in the first quarter of 2006 reflecting reduced sales in our domestic wholesale business and gross margin pressure resulting from a highly promotional retail environment, partially offset by benefits of our continued focus on inventory management and lower sourcing costs. Our gross profit also benefited from the continued growth of our MEXX Europe and domestic specialty retail businesses, as each of these businesses run at gross profit rates higher than the Company average. Overall net income decreased to $46.9 million in the first quarter of 2006 from $71.4 million in the first quarter of 2005, reflecting approximately $25.0 million of pretax expenses associated with our streamlining initiatives as well as the impact of decreased sales in our domestic wholesale business.

Balance Sheet

Our financial position continues to be strong. We ended the first quarter of 2006 with a net debt position of $393.4 million as compared to $376.2 million at April 2, 2005. We generated $476.6 million in cash from operations over the past twelve months, which enabled us to fund the acquisition of Mac & Jac, the purchase of an additional 1.9 percent of Lucky Brand, the final payment related to the 2002 acquisition of Mexx Canada, the fourth quarter acquisition of prAna, $273.5 of share repurchases and our capital expenditures of $169.2 million, while increasing our net debt by only $17.2 million. The effect of foreign currency translation on our Eurobond reduced $30.1 million from our debt balance.

International Operations

In the first quarter of 2006, sales from our international segment represented 27.4% of our overall sales, as opposed to 25.8% in the first quarter of 2005. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the launch of a number of our current domestic brands in Europe including LUCKY BRAND, JUICY COUTURE AND ENYCE. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. Sales in the first quarter of 2006 were $21.0 million lower due to the impact of foreign currency exchange rates. This trend has reduced our sales results and earnings in light of the growth of our MEXX Europe business. Year-over-year weakening of the euro had the effect of reducing inventory, accounts receivable and debt balances in our European business. The decline in the euro has been somewhat offset by the strengthening of the Canadian dollar against the U.S. dollar, positively impacting the results in our Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions

On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 24.8 million Canadian dollars (or $21.5 million), which includes the retirement of debt at closing, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $45-51 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $35.9 million, consisting of an initial payment and the assumption of debt and fees of approximately $35.9 million (including $3.5 million paid in 2006) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, we allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.4 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to the consolidated results of the Company.

On January 6, 2005, we acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.3 million, including fees, plus contingent payments based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment,which totaled $16.3 million, was made in cash and will be accounted for as additional purchase price. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $7.9 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. As of April 1, 2006, the amount was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $34-40 million. The contingent payment will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.

On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. The fair market value of assets acquired was $20.5 million and liabilities assumed were $17.7 million resulting in initial goodwill of $29.6 million. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On May 23, 2001, we acquired 100 percent of the equity interest of Mexx Group B.V. (“Mexx”), a privately held fashion apparel company incorporated and existing under the laws of The Netherlands, for a purchase price consisting of: (a) 295 million euro (or $255.1 million), in cash at closing (including the assumption of debt), and (b) a contingent payment determined as a multiple of Mexx’s earnings and cash flow performance for the year ended 2003, 2004 or 2005. The 2003 measurement year was selected by the sellers for the calculation of the contingent payment, and on August 16, 2004, we made the required final payment of 160 million euro (or $192.4 million). The contingent payment was accounted for as additional purchase price and an increase in goodwill.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, we paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, we will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. We recorded the present value of fixed amounts owed ($19.2 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of April 1, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $22-25 million.

Share-Based Compensation

On July 3, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of our employee share-based awards including stock options as well as restricted stock. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”

Since July 3, 2005, we are recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. We have migrated our equity-based management compensation program toward an emphasis on restricted stock and away from stock options issuing restricted shares to a larger group of employees commencing in 2005. We expensed $1.9 million of restricted stock awards in the first quarter of 2006 for awards issued in 2005 and March 2006. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25 and related Interpretations in accounting for our stock-based compensation plans; all employee stock options were granted at or above the grant date market price and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the first quarter of 2006, we expensed $3.0 million related to stock options; approximately $9.2 million of outstanding stock option awards and $21.9 million of restricted stock will be expensed in fiscal 2006. As of April 1, 2006, we expect an additional $4.2 million of unvested stock options and $27.6 million of restricted stock to be expensed in fiscal 2007 and thereafter.

We selected a Binomial lattice-pricing model for estimating the fair value of options granted in 2005 and 2006. Options granted in prior periods were valued using a Black-Scholes option-pricing model. The selection of a Binomial model was made in order to provide a better estimate of fair value since the Binomial model is a more flexible analysis to value employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

RESULTS OF OPERATIONS

We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:

•	Domestic: wholesale customers, Company specialty retail and outlet stores located in the United States, and our e-commerce sites; and
•	International: wholesale customers and Company specialty retail, outlet stores and concession stores located outside of the United States, primarily in our European and Canadian operations.

All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable intercompany eliminations.

THREE MONTHS ENDED APRIL 1, 2006 COMPARED TO THREE MONTHS ENDED APRIL 2, 2005

The following table sets forth our operating results for the three months ended April 1, 2006 (comprised of 13 weeks) compared to the three months ended April 2, 2005 (comprised of 13 weeks):

	Three months ended		Variance
Dollars in millions	April 1, 2006	April 2, 2005	$	%

Net Sales	$1,171.2	$1,212.4	$(41.2)	(3.4)%

Gross Profit	544.0	558.2	(14.2)	(2.5)%

Selling, general & administrative expenses	466.9	439.5	27.4	6.2%

Operating Income	77.1	118.8	(41.6)	(35.1)%

Other income (expense) - net	3.3	(0.6)	3.9	(640.0)%

Interest (expense) - net	(7.1)	(7.6)	(0.5)	(6.4)%

Provision for income taxes	26.4	39.1	(12.7)	(32.5)%

Net Income	$46.9	$71.4	$(24.5)	(34.3)%

Net Sales

Net sales for the first quarter of 2006 were $1.171 billion, a decrease of $41.2 million, or 3.4%, over net sales for the first quarter of 2005. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses reduced sales by approximately $21.0 million, or 1.7%, in the first quarter. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales decreased $52.1 million, or 6.4%, to $757.5 million as a result of:
-

A $39.5 million net decrease across our comparable Wholesale Apparel businesses (excluding sales to the off-price channel) primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), and decreases in our CRAZY HORSE women’s (resulting from lower volume due to reduced demand), CLAIBORNE (due to lower unit volume due to the migration of certain customers to higher priced merchandise), ELLEN TRACY (due to lower unit volume primarily due to discontinuation of special sizes), DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), and SIGRID OLSEN (resulting from lower volume due to reduced demand), partially offset by the continued growth of our MEXX Europe business (due to volume growth primarily in France and the launch of premium denim products), growth in our moderate businesses (due to higher unit volume, most notably growth in our J.H. COLLECTIBLES due to higher unit volume and the addition of new retail customers and the launch of TAPEMEASURE), DKNY® Jeans women’s (due to volume growth in petite sizes) and the recent launch of TINT and STAMP 10;

	-	A $15.8 million decrease resulting from reduced sales to the off-price channel;
	-	The inclusion of $15.9 million of sales from our acquired Mac & Jac and prAna businesses; and
	-	A $12.7 million decrease resulting from the impact of foreign currency exchange rates in our international businesses.

•	Wholesale Non-Apparel net sales increased $1.6 million, or 1.2%, to $138.2 million.
-

A $12.4 million increase, or 14.7%, compared to 2005, in our accessories and jewelry businesses (excluding sales to the off-price channel) resulting primarily from increases in our AXCESS, MONET, JUICY COUTURE and LUCKY BRAND businesses;

	-	A $3.2 million decrease, or 17.2% compared to 2005, in our cosmetics business (excluding sales to the off-price channel) resulting from reduced sales to the international channel of distribution;
	-	A $7.6 million decrease, or 23.1%, compared to 2005, resulting from reduced sales to the off-price channel; and
	-	The impact of foreign currency exchange rates in our international business was not material in this segment.

•	Retail net sales increased $8.7 million, or 3.4%, to $264.2 million. The increase reflected the following:
-

A $16.9 million net increase driven by the net addition over the last 12 months of 61 specialty retail and 34 outlet stores, reflecting in part the opening of 21 Lucky Brand, 20 Sigrid Olsen and 9 Mexx specialty retail stores, and 19 Mexx and 13 Liz Claiborne outlet stores in the United States, Canada and Europe;

	-	An $8.2 million decrease resulting from the impact of foreign currency exchange rates primarily as a result of the weakening of the euro, in our international businesses; and
-

Comparable store sales in our Company-operated stores decreased by 3.7% overall, primarily the result of an 8.4% decrease in our Outlet business, partially offset by a 1.1% increase in our Specialty Retail business (including a 4.6% comparable store sales increase in our domestic Specialty Retail business).

We ended the quarter with a total of 322 Outlet stores, 335 Specialty Retail stores and 624 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.

•	Corporate net sales, consisting of licensing revenue, increased $0.6 million to $11.2 million as a result of revenues from new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic net sales decreased by $50.3 million, or 5.6%, to $849.8 million, reflecting the continued declines in our LIZ CLAIBORNE wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $9.1 million, or 2.9%, to $321.4 million. The international increase reflected the results of our MEXX Europe business; the impact of currency exchange rates reduced international sales by approximately $21.0 million.

Gross Profit

Gross profit decreased $14.2 million, or 2.5%, to $544.0 million in the first quarter of 2006 over the first quarter of 2005. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, reduced gross profit by $11.9 million. Expenses associated with our streamlining initiatives in our Asian sourcing offices reduced gross profit by $1.3 million. Gross profit as a percent of net sales increased to 46.4% in 2006 from 46.0% in 2005. The increased gross profit rate resulted from the positive impact of our sourcing initiatives, the changing mix within our portfolio, primarily reflecting an increased proportion of sales from our Canadian retail and domestic specialty retail businesses, which run at higher gross profit rates than the Company average, as well as a decreased proportion of sales from our domestic LIZ CLAIBORNE apparel business, which runs at a lower gross profit rate than the Company average, partially offset by lower gross profit rates in our MEXX Europe, SIGRID OLSEN, DANA BUCHMAN and outlet businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $27.4 million, or 6.2%, to $466.9 million in the first quarter of 2006 over the first quarter of 2005 and as a percent of net sales increased to 39.9% from 36.2%. The SG&A increase reflected the following:

•	The inclusion of $5.7 million of expenses from our recently acquired prAna and MAC & JAC businesses;
•	A $23.5 million increase primarily resulting from the expansion of our domestic and international retail businesses;
•	An approximately $11.3 million decrease due to the impact of foreign currency exchange rates, primarily as a result of the weakening of the euro;
•	The inclusion of $23.8 million of expenses, offset by savings of $1.8 million associated with our streamlining initiatives, primarily employee severance costs;
•	The inclusion of an additional $4.2 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation program; and
•	A $16.7 million net decrease in wholesale and corporate expenses.

The SG&A rate primarily reflected the unfavorable impact of our business streamlining initiatives and the increased proportion of expenses related to our MEXX Europe and domestic and Canadian specialty retail businesses, which run at higher SG&A rates than the Company average, and in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our domestic LIZ CLAIBORNE wholesale apparel business, which runs at a lower SG&A rate than the Company average.

Operating Income

Operating income for the first quarter of 2006 was $77.1 million, a decrease of $41.6 million, or 35.1%, over last year. Operating income as a percent of net sales decreased to 6.6% in 2006 compared to 9.8% in 2005. The decrease is primarily attributable to $25.1 million of expenses associated with our business streamlining initiatives discussed above as well as the impact of reduced wholesale apparel sales and expenses associated with retail expansion, partially offset by $1.8 million of savings resulting from the initiatives discussed above. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro reduced operating profit by approximately $0.6 million. Operating income by business segment is provided below:

•

Wholesale Apparel operating income was $78.7 million (10.4% of net sales) in 2006 compared to $105.4 million (13.0% of net sales) in 2005, principally reflecting $14.4 million of expenses associated with our streamlining initiatives, reduced income in our LIZ CLAIBORNE business as a result of the lower sales pricing discussed above, as well as reduced income in our DANA BUCHMAN, SIGRID OLSEN, CRAZY HORSE women’s, ELLEN TRACY and CLAIBORNE wholesale apparel businesses, partly offset by increased income in our moderate department store business, as well as the acquisition of prAna.

•

Wholesale Non-Apparel operating income was $15.5 million (11.2% of net sales) in 2006 compared to $12.0 million (8.7% of net sales) in 2005, principally reflecting $3.0 million of net expenses associated with our streamlining initiatives, more than offset by increases in our licensed Kenneth Cole jewelry business and mid-tier jewelry, handbags and fashion accessories businesses.

•

Retail operating loss was $25.3 million ((9.6%) of net sales) in 2006 compared to a $7.5 million operating loss ((2.9%) of net sales) in 2005, principally reflecting $6.0 million of expenses associated with our streamlining initiatives, losses in our outlet business due to reduced sales and decreased income in our MEXX Europe specialty retail business.

•

Corporate operating income, primarily consisting of licensing operating income, decreased $0.7 million to $8.1 million as a result of additional expenses incurred in our domestic licensing business, partially offset by increased revenues from our new licenses and growth from our existing license portfolio.

Viewed on a geographic basis, Domestic operating income decreased by $27.1 million, or 27.2%, to $72.5 million, predominantly reflecting the reduced income in our core LIZ CLAIBORNE business and the expenses associated with our streamlining initiatives, partially offset by continued growth LUCKY BRAND DUNGAREES retail businesses as well as increased income in our moderate and mid-tier department store business. International operating profit decreased $14.5 million or 75.9% to $4.6 million. The international decrease reflected the increased SG&A costs at our MEXX Europe business and expenses associated with our streamlining initiatives.

Other Income (Expense), Net

Other income (expense), net in the first quarter of 2006 was $3.3 million of income compared to $0.6 million of expense in the first quarter of 2005. In 2006 net other income was comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.3 million of minority interest. See “Financial Position, Capital Resources and Liquidity – Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest. In 2005, net other expense was principally comprised of $0.6 million of minority interest expense, partially offset by other non-operating income.

Interest Expense, Net

Net interest expense in the first quarter of 2006 was $7.1 million compared to $7.6 million in the first quarter of 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $0.9 million and $1.0 million of interest income in first quarter of 2006 and 2005, respectively.

Provision for Income Taxes

The income tax rate in the first quarter of 2006 increased to 36.0% from 35.4% in the prior year primarily due to a shift in earnings to jurisdictions with higher statutory tax rates.

Net Income

Net income in the first quarter of 2006 decreased to $46.9 million, or 4.0% of net sales, from $71.4 million in the first quarter of 2005, or 5.9% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.45 in 2006, from $0.65 in 2005, a 30.8% decrease.

Average diluted shares outstanding decreased by 5.2 million shares to 104.9 million in the first quarter of 2006 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during the first quarter of 2006 did not have a material impact on EPS in the first quarter. Shares repurchased over the last twelve months increased diluted EPS in the first quarter by $0.01.

FORWARD OUTLOOK

For fiscal 2006, we are reaffirming our previous guidance, projecting net sales to increase low single digits compared to fiscal 2005, an operating margin in the range of 9.2 - 9.6% and EPS in the range of $2.58 - $2.73. Foreign currency exchange rates are expected to reduce 2006 sales by approximately 1% and will have an immaterial impact on 2006 EPS.

The fiscal 2006 results are projected to include a $0.32 reduction in EPS, or an approximate 110 basis point reduction in operating margin, due to the following:

•

A $0.05 reduction in EPS associated with the incremental impact of the adoption of SFAS No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation program in 2005;

•	A $0.36 reduction in EPS associated with the costs resulting from the Company’s recently announced streamlining initiatives;
•	An $0.18 increase in EPS associated with the savings resulting from the above initiatives; and
•	A $0.09 reduction in EPS associated with the reinvestment of a portion of these savings in marketing and in-store support.

Sales by segment for fiscal 2006 are projected as follows:

•	In our wholesale apparel segment, we expect 2006 net sales to decrease low single digits compared to 2005.
•	In our wholesale non-apparel segment, we expect 2006 net sales to increase high single digits compared to 2005.
•	In our retail segment, we expect 2006 net sales to increase in the mid teens compared to 2005.
•	We expect 2006 licensing revenue to increase by 10% compared to 2005.

For the second quarter of 2006, we are projecting net sales to be flat to up low single digits compared to the second quarter of 2005, an operating margin in the range of 5.8 – 6.2% and EPS in the range of $0.34 - $0.37. Foreign currency exchange rates are expected to reduce second quarter 2006 sales by approximately 1% and will have an immaterial impact on second quarter 2006 EPS.

Second quarter 2006 results are projected to include a $0.10 incremental reduction in EPS, or an approximate 150 basis point reduction in operating margin, due to the following:

•

A $0.03 reduction in EPS associated with the incremental impact of the adoption of SFAS No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation program in 2005;

•	A $0.09 reduction in EPS associated with the costs resulting from the Company’s recently announced streamlining initiatives;
•	A $0.04 increase in EPS associated with the savings resulting from the above initiatives; and
•	A $0.02 reduction in EPS associated with the reinvestment of a portion of the savings resulting from the Company’s recently announced streamlining initiatives.

Sales by segment for the second quarter of 2006 are projected as follows:

•	In our wholesale apparel segment, we expect second quarter 2006 net sales to decrease mid to high single digits compared to 2005.
•	In our wholesale non-apparel segment, we expect second quarter 2006 net sales to increase mid teens compared to 2005.
•	In our retail segment, we expect second quarter 2006 net sales to increase in the low teens compared to 2005.
•	We expect second quarter 2006 licensing revenue to increase by 10% compared to 2005.

All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under its previously announced share repurchase program. On May 19, 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of May 2, 2006, the Company had $78.0 million remaining in buyback authorization under the program.

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

2006 vs. 2005

Cash and Debt Balances. We ended the first quarter of 2006 with $98.8 million in cash and marketable securities, compared to $131.0 million at April 2, 2005 and $343.2 million at December 31, 2005, and with $492.3 million of debt outstanding compared to $507.2 million at April 2, 2005 and $466.6 million at December 31, 2005. The $17.2 million increase in our net debt position on a year-over-year basis is primarily attributable to the $37.1 million (45.3 million Canadian dollars) required final contingent payment to complete the purchase of MEXX Canada, the $21.5 million (24.8 million Canadian dollars) payment made related to Mac & Jac, the $35.9 million payment made related to the acquisition of prAna, the $10.0 million payment to Lucky Brand shareholders to purchase an additional 1.9 percent interest in Lucky Brand, the $273.5 million in share repurchases, $169.2 million for capital and in-store expenditures, mostly offset by cash flow from operations over the last twelve months of $476.6 million and the effect of foreign currency translation on our Eurobond, which reduced our debt balance by $30.1 million. We ended the quarter with $1.991 billion in stockholders’ equity, giving us a total debt to total capital ratio of 19.8% compared to $1.903 billion in stockholders’ equity last year with a debt to total capital ratio of 21.0% and $2.003 billion in stockholders’ equity at year end with a debt to total capital ratio of 18.9%.

Accounts Receivable decreased $30.5 million, or 4.6%, at the end of the first quarter 2006 compared to the end of first quarter 2005, primarily due to reduced sales and timing of shipments primarily in our wholesale apparel business, and the impact of foreign currency exchange rates of $10.7 million, primarily related to the weakening of the euro. Accounts receivable increased $223.4 million, or 53.7%, at April 1, 2006 compared to December 31, 2005 due primarily to the timing of shipments in our domestic operations.

Inventories were essentially flat, increasing by $0.7 million, at the end of first quarter 2006 compared to the end of first quarter 2005, primarily due to a $37.4 million increase resulting from acquisitions, new business initiatives and the expansion of our retail business, net of discontinued lines, partially offset by a $28.8 million decrease in inventories in our comparable businesses as well as an $7.9 million decrease resulting from foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses. Inventories increased by $27.5 million, or 5.1%, compared to December 31, 2005, primarily due to an increase in new business inventories as well as an increase in our current in-season inventory levels. Our average inventory turnover rate was relatively flat at 4.5 times for the twelve-month period ended April 1, 2006, 4.5 times for the twelve-month period ended April 2, 2005 and 4.4 times for the twelve-month period ended December 31, 2005.

Borrowings under our revolving credit facility and other credit facilities peaked at $79.4 million during the first quarter of 2006; at the end of the first quarter of 2006, our borrowings under these facilities were $64.0 million.

Net cash used in operating activities was $130.4 million in the first quarter of 2006, compared to $166.5 million in the first quarter of 2005. This $36.1 million change in cash flow was primarily due to a $214.1 million use of cash for working capital in 2006 compared to a $271.2 million use of cash for working capital in 2005, driven primarily by year-over-year changes in accounts receivable due to lower shipments to wholesale customers, accounts payable due to the timing of payments, as well as in accrued expenses due to a reduction in the payment of certain employment-related obligations, partially offset by the $24.5 million decrease in net income and changes in our income tax payable balances.

Net cash used in investing activities was $63.2 million in the first quarter of 2006, compared to $89.3 million in the first quarter of 2005. Net cash used in the first quarter of 2006 primarily reflected payments of $10.0 million for the acquisition of additional Lucky Brand shares, the 24.8 million Canadian dollars (or $21.5 million) payment made related to Mac & Jac and $36.1 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments. Net cash used in the first quarter of 2005 primarily reflected payments of $35.0 million for the acquisition of additional Lucky Brand shares, payments of $29.5 for the acquisition of C & C and $25.8 million for capital and in-store expenditures.

Net cash used in financing activities was $45.7 million in the first quarter of 2006, compared to $7.6 million in the first quarter of 2005. The $38.1 million year-over-year increase in cash used primarily reflected the purchase of common stock, partially offset by an increase in proceeds from commercial paper and short-term borrowings and an increase in proceeds received from the exercise of stock options in the first quarter of 2006.

Commitments and Capital Expenditures

We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:

•

On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 24.8 million Canadian dollars (or $21.5 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $45-51 million. The contingent payments will be accounted for as additional purchase price when paid.

•

On January 17, 2006, we purchased 1.9 percent of the remaining outstanding shares of Lucky Brand for $10.0 million. The remaining 4.85 percent will be purchased as follows: 1.5 percent in January 2007 and 1.1 percent in January 2008 for $10 million each year and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $22-25 million.

•

Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $1-2 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•

The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers. If the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results. If the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. As of April 1, 2006, the amount was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $34-40 million. The contingent payments will be accounted for as additional purchase price when paid.

•

The C & C acquisition agreement provides for contingent payments in fiscal years 2007, 2008 and 2009 based upon a multiple of C & C’s earnings in each year. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and will be accounted for as additional purchase price.

•

The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid.

Financing Arrangements

On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) of 6.625% notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in Mexx (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Eurobonds are classified as Long-term debt as the Company has the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 354.0 million euro as of April 1, 2006.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants as of April 1, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At April 1, 2006, we had $35 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.

As of April 1, 2006, December 31, 2005 and April 2, 2005, we had lines of credit aggregating $597 million, $567 million and $588 million, respectively, which were primarily available to cover trade letters of credit. At April 1, 2006, December 31, 2005 and April 2, 2005, we had outstanding trade letters of credit of $266 million, $298 million and $271 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.

Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $176.4 million (based on the exchange rates as of April 1, 2006), which is included in the aforementioned $597 million available lines of credit. As of April 1, 2006, a total of $29.0 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.2%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2006. These lines are guaranteed by the Company. Most of our debt will mature in less than one year and will be refinanced under existing credit lines. The Eurobonds will mature and be refinanced in 2006. The capital lease obligations in Europe expire in 2007 and 2008.

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

Hedging Activities

At April 1, 2006, we had various Canadian currency collars outstanding with a notional amount of $9.8 million, maturing through December 2006 and with values ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 5.3 million Hong Kong dollars, maturing through November 2006 and with values ranging between 6.5020 and 6.8120 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 345 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.09 Hong Kong dollars per euro. We had $25 million in Canadian currency collars and $49 million in euro currency collars at April 2, 2005, and $21 million in Canadian currency collars and 325 million Hong Kong Dollars in euro currency collars at year-end 2005. At the end of the first quarter of 2006, we also had forward contracts maturing through December 2006 to sell 18.0 million Canadian dollars for $15.4 million, to sell 17.0 million Canadian dollars for 113.4 million Hong Kong dollars and to sell 13.6 million euro for 128 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the first quarter of 2006 was approximately $46.5 million, as compared with approximately $67 million at year-end 2005 and approximately $22 million at the end of the first quarter of 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $(0.4) million at the end of the first quarter of 2006, $0.7 million at year-end 2005 and approximately $1.2 million the end of the first quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the three months ended April 1, 2006. Approximately $(0.3) million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.

In connection with the variable rate financing under the synthetic lease agreement, we have entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and will terminate in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We have entered into these arrangements to hedge against potential future interest rate increases. The change in fair value of the effective portion of the interest rate swap is recorded as a component of Accumulated other comprehensive income (loss) since these swaps are designated as cash flow hedges. The ineffective portion of these swaps is recognized currently in earnings and was not material for the three months ended April 1, 2006. Expenses relating to cash flow hedges in Accumulated other comprehensive income (loss) that will be reclassified into earnings in the next twelve months are immaterial.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized gain (loss) recorded to Cumulative translation adjustment was $(11.3) million for the quarter ended April 1, 2006 and $20.5 million for the quarter ended April 2, 2005.

On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The favorable interest accrual was not material for the quarter ended April 1, 2006.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

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

Revenue Recognition

Revenue is recognized from our wholesale, retail, and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

The fair value of the purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended April 1, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

We use foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, to the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge, if any, is recognized primarily as a component of Cost of goods sold in current period earnings or in the case of the swaps, in connection with the synthetic lease, if any, to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The change in the borrowings due to changes in currency rates is recorded to Cumulative translation adjustment, a component of Accumulated other comprehensive income (loss). We use derivative instruments to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item due to interest rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. We adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of January 1, 2006.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We expect that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $4-5 million for the fiscal year ended December 30, 2006.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination, as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and was adopted in the first quarter of fiscal 2006. The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. This FSP is effective for the first reporting period after February 3, 2006, and we do not expect that the implementation of FSP No. FAS 123(R)-4 will have an effect on the results of operations or financial position.

On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. We will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial position.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2006, any fiscal quarter of 2006 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

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

We do not speculate on the future direction of interest rates. As of April 1, 2006, December 31, 2005 and April 2, 2005 our exposure to changing market rates was as follows:

Dollars in millions	April 1, 2006	December 31, 2005	April 2, 2005
Variable rate debt	$64.0	$48.4	$45.8
Average interest rate	4.0%	3.0%	2.3%

Notional amount of interest rate swap	$211.9	$206.2	$226.9
Current implied interest rate	6.24%	5.69%	5.75%

A ten percent change in the average rate would have resulted in a $0.4 million change in interest expense during the first quarter of 2006.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of April 1, 2006, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

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

At April 1, 2006, December 31, 2005 and April 2, 2005, we had outstanding foreign currency collars with net notional amounts aggregating to $55 million, $63 million and $74 million, respectively. We had forward contracts aggregating to $46.5 million at April 1, 2006, $67.5 million at December 31, 2005 and $22 million at April 2, 2005. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $(0.4) million at April 1, 2006, $0.7 million at December 31, 2005 and $1.2 million at April 2, 2005. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $6.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $7.7 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized (loss), as of April 1, 2006:

Currency in thousands	U.S. Dollar Amount	Hong Kong Dollar Amount	Contract Rate	Unrealized (Loss)
Forward Contracts:
Euro		127,875	0.1037 to 0.1086	$(63)
Canadian Dollars	$15,440		0.8565 to 0.8592	--
Canadian Dollars		113,377	0.1491 to 0.1505	--

Foreign Exchange Collar Contracts:
Euro		344,875	0.0991 to 0.1143	$(386)
Canadian Dollars	$9,834		0.8403 to 0.8917	--
Canadian Dollars		5,308	0.1468 to 0.1538	--

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 31, 2005:

Currency in thousands	U.S. Dollar Amount	Hong Kong Dollar Amount	Contract Rate	Unrealized Gain
Forward Contracts:
Euro		193,750	0.1037 to 0.1094	$498
Canadian Dollars	$16,723		0.8549 to 0.8592	--
Canadian Dollars		199,806	0.1491 to 0.1508	--

Foreign Exchange Collar Contracts:
Euro		325,362	0.0992 to 0.1143	$208
Canadian Dollars	$21,072		0.8403 to 0.8881	--

The table below presents the amount of contracts outstanding, the contract rate and unrealized (loss) or gain, as of April 2, 2005:

Currency in thousands	U.S. Dollar Amount	Euro Amount	Contract Rate	Unrealized (Loss) Gain
Forward Contracts:
Euro	$16,900		1.2177 to 1.2800	$(731)
Pounds Sterling		3,575	0.6964 to 0.7025	(63)

Foreign Exchange Collar Contracts:
Euro	$49,000		1.2000 to 1.3753	$(439)
Canadian Dollars	25,026		0.8000 to 0.8484	72

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of April 1, 2006, and has concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. Please refer to Note 11 and Note 25 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2005 fiscal year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the quarter ended April 1, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2006 - January 28, 2006	--	$--	--	$153,308
January 29, 2006 - March 4, 2006	269.8	$36.93	269.8	$143,345
March 5, 2006 - April 1, 2006	1,767.6	$37.57	1,738.2	$78,023
Total three months	2,037.4	$37.49	2,008.0	$78,023

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(2)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $1.675 billion. As of April 1, 2006, the Company had $78.0 million remaining in buyback authorization under its program.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10(a)	Form of Executive Severance Agreement.

10(b)	Executive Severance Agreement dated March 1, 2006 between Registrant and Trudy F. Sullivan.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE:	May 5, 2006

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa	By:	/s/ Elaine H. Goodell
	MICHAEL SCARPA		ELAINE H. GOODELL
	Senior Vice President - Finance and Distribution and Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)