Form 10-Q
period 2006-07-01
CLAIBORNE LIZ INC
filed 2006-08-02
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at July 26, 2006 was 103,173,604.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
JULY 1, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	(Unaudited)	December 31,	(Unaudited)
	July 1, 2006	2005	July 2, 2005

Assets
Current Assets:
Cash and cash equivalents	$101,799	$328,527	$168,843
Marketable securities	8,367	14,638	8,721
Accounts receivable — trade, net	525,721	415,849	491,354
Inventories, net	597,867	536,296	575,919
Deferred income taxes	60,840	47,688	44,968
Other current assets	129,448	113,539	128,055

Total current assets	1,424,042	1,456,537	1,417,860

Property and Equipment, Net	515,366	494,693	459,734
Goodwill, Net	967,000	858,565	851,550
Intangibles, Net	340,842	332,017	293,616
Other Assets	11,732	10,224	10,007

Total Assets	$3,258,982	$3,152,036	$3,032,767

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$32,971	$48,729	$72,286
Accounts payable	261,314	250,768	269,199
Accrued expenses	293,059	288,370	269,190
Income taxes payable	16,024	19,872	7,482

Total current liabilities	603,368	607,739	618,157

Long-Term Debt	545,257	413,227	425,886
Obligations Under Capital Leases	3,141	4,606	4,650
Other Non-Current Liabilities	64,729	66,692	53,513
Deferred Income Taxes	57,467	54,170	55,422
Commitments and Contingencies (Note 9)
Minority Interest	2,915	2,896	2,955
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	214,950	187,689	204,895
Retained earnings	3,197,134	3,122,487	2,942,536
Unearned compensation expense	—	—	(47,976)
Accumulated other comprehensive income (loss)	(43,283)	(33,738)	(42,359)

	3,545,238	3,452,875	3,233,533

Common stock in treasury, at cost, 73,302,345, 71,451,550 and 69,338,040 shares	(1,563,133)	(1,450,169)	(1,361,349)

Total stockholders’ equity	1,982,105	2,002,706	1,872,184

Total Liabilities and Stockholders’ Equity	$3,258,982	$3,152,036	$3,032,767

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per common share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net Sales	$2,296,240	$2,311,511	$1,125,038	$1,099,104

Cost of goods sold	1,203,731	1,223,821	576,542	569,644

Gross Profit	1,092,509	1,087,690	548,496	529,460

Selling, general & administrative expenses	940,351	876,899	473,469	437,425

Operating Income	152,158	210,791	75,027	92,035

Other income (expense), net	3,056	(1,060)	(257)	(446)

Interest expense, net	(15,738)	(15,369)	(8,633)	(7,781)

Income Before Provision for Income Taxes	139,476	194,362	66,137	83,808

Provision for income taxes	53,124	68,804	26,722	29,668

Net Income	$86,352	$125,558	$39,415	$54,140

Net Income per Weighted Average Share, Basic	$0.84	$1.17	$0.38	$0.51

Net Income per Weighted Average Share, Diluted	$0.83	$1.15	$0.38	$0.50

Weighted Average Shares, Basic	102,981	107,367	102,541	106,671
Weighted Average Shares, Diluted	104,397	109,218	103,925	108,378

Dividends Paid per Common Share	$0.11	$0.11	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	July 1, 2006	July 2, 2005

Cash Flows from Operating Activities:
Net income	$86,352	$125,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,534	59,479
Deferred income taxes	(6,416)	6,748
Share-based compensation	11,081	8,888
Tax benefit on exercise of stock options	3,974	3,643
Gain on sale of securities	(3,583)	—
Streamlining initiatives, fixed asset write-downs	7,236	—
Restructuring gain	—	(204)
Other, net	(12)	(13)
Change in current assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable — trade, net	(92,271)	(71,632)
Increase in inventories, net	(44,116)	(46,410)
Increase in other current assets	(12,824)	(39,315)
Increase in accounts payable	7,887	14,659
Increase (decrease) in accrued expenses	7,508	(13,889)
Decrease in income taxes payable	(4,431)	(23,813)

Net cash provided by operating activities	26,919	23,699

Cash Flows from Investing Activities:
Purchases of investment instruments	(70)	(1,016)
Proceeds from sales of securities	8,054	—
Purchases of property and equipment	(70,583)	(56,915)
Payments for acquisitions, net of cash acquired	(143,487)	(99,822)
Payments for in-store merchandise shops	(6,816)	(3,303)
Other, net	(1,160)	3,213

Net cash used in investing activities	(214,062)	(157,843)

Cash Flows from Financing Activities:
Short term borrowings	(15,758)	16,168
Principal payments under capital lease obligations	(1,896)	(981)
Commercial paper, net	97,854	—
Proceeds from exercise of common stock options	30,701	18,213
Purchase of common stock	(131,513)	(105,166)
Dividends paid	(11,705)	(11,990)
Excess tax benefits related to stock options	946	—
Other, net	188	—

Net cash used in financing activities	(31,183)	(83,756)

Effect of Exchange Rate Changes on Cash	(8,402)	1,106

Net Change in Cash and Cash Equivalents	(226,728)	(216,794)
Cash and Cash Equivalents at Beginning of Period	328,527	385,637

Cash and Cash Equivalents at End of Period	$101,799	$168,843

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
Accounts Receivable — Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends (net of expected recoveries) and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended July 1, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
The Company uses foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and to the extent the hedges are highly effective, the effective portion of the changes in fair value of the hedging

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instrument are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of a cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, to Selling, general & administrative expenses (“SG&A”). Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
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
Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings immediately.
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
Cost of Goods Sold
Cost of goods sold for wholesale operations include the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.
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
Cash Dividend and Common Stock Repurchase
On May 18, 2006, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on June 15, 2006 to stockholders of record at the close of business on June 1, 2006. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of July 26, 2006, the Company had $272 million remaining in buyback authorization under its share repurchase programs. This amount is comprised of $22 million from the May 19, 2005 authorization and $250 million from the May 18, 2006 authorization discussed above.
2. ACQUISITIONS
On January 26, 2006, the Company acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $11-20 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, the Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.4 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to the consolidated results of the Company.
On January 6, 2005, the Company acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.2 million, including fees, plus contingent payments based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and was accounted for as additional purchase price. The

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.7 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $25-30 million. The contingent payment will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
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
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, the Company paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, the Company will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($19.4 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of July 1, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $22-25 million.
3. STOCKHOLDERS’ EQUITY
Activity for the six months ended July 1, 2006 and July 2, 2005 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost, accounts is summarized as follows:

	Capital in		Unearned	Common stock
	excess of par	Retained	compensation	in treasury, at
In thousands	value	earnings	expense	cost

Balance as of December 31, 2005	$187,689	$3,122,487	$—	$(1,450,169)
Net income	—	86,352	—	—
Restricted shares issued, net of cancellations	(6,905)	—	—	6,013
Purchase of common stock	—	—	—	(131,513)
Stock options exercised	18,165	—	—	12,536
Share-based compensation	11,081	—	—	—
Tax benefit on stock options exercised	3,974	—	—	—
Excess tax benefits related to stock options	946	—	—	—
Dividends declared	—	(11,705)	—	—

Balance as of July 1, 2006	$214,950	$3,197,134	$—	$(1,563,133)

	Capital in		Unearned	Common stock
	excess of par	Retained	compensation	in treasury, at
In thousands	value	earnings	expense	cost

Balance as of January 1, 2005	$176,182	$2,828,968	$(36,793)	$(1,269,355)
Net income	—	125,558	—	—
Restricted shares issued, net of cancellations	14,533	—	(20,071)	5,649
Purchase of common stock	—	—	—	(105,166)
Stock options exercised	10,690	—	—	7,523
Tax benefit on stock options exercised	3,490	—	—	—
Dividends declared	—	(11,990)	—	—
Amortization of restricted stock	—	—	8,888	—

Balance as of July 2, 2005	$204,895	$2,942,536	$(47,976)	$(1,361,349)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the spot value of Eurobonds designated as a net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005

Net income as reported	$86,352	$125,558	$39,415	$54,140
Other comprehensive income (loss), net of tax:
Change in cumulative translation gain (loss)	26,960	(36,871)	17,199	(21,782)
Change in cumulative translation (loss) gain of Eurobonds	(34,264)	49,705	(23,198)	28,868
Changes in unrealized (losses) gains on securities, net of income tax benefit (provision) of $673, $40, $47 and $(66), respectively	(1,208)	(64)	(83)	121
Changes in fair value of cash flow hedges, net of income tax benefit (provision) of $577, $(3,849), $23, and $(867), respectively	(1,026)	8,521	(40)	2,873

Total comprehensive income, net of tax	$76,814	$146,849	$33,293	$64,220

Accumulated other comprehensive income (loss) consists of the following:

	July 1,	December 31,	July 2,
In thousands	2006	2005	2005

Cumulative translation adjustment	$(41,853)	$(34,549)	$(41,683)
(Losses) gains on cash flow hedging derivatives, net of taxes of $290, $(287) and $530	(649)	377	383
Unrealized (losses) gains on securities, net of taxes of $435, $(245) and $(498)	(781)	434	(1,059)

Accumulated other comprehensive (loss), net of tax	$(43,283)	$(33,738)	$(42,359)

4. MARKETABLE SECURITIES
During the six months ended July 1, 2006, the Company sold 341,246 shares of certain equity investments for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to Other income (expense), net upon the sale of the securities. The shares were previously considered available-for-sale and were recorded at fair market value with unrealized gains/losses, net of taxes, reported as a component of Accumulated other comprehensive income (loss).
In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at July 1, 2006 and therefore, no impairment has been recorded.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of available-for-sale marketable securities at July 1, 2006, December 31, 2005 and July 2, 2005:

			Unrealized		Estimated
In thousands		Cost	Gains	Losses	Fair Value

July 1, 2006:	Equity investments	$9,128	$—	$(1,120)	$8,008
	Other investments	446	—	(87)	359

	Total	$9,574	$—	$(1,207)	$8,367

December 31, 2005:	Equity investments	$13,530	$2,023	$(1,261)	$14,292
	Other investments	434	—	(88)	346

	Total	$13,964	$2,023	$(1,349)	$14,638

July 2, 2005:	Equity investments	$9,935	$105	$(1,658)	$8,382
	Other investments	422	—	(83)	339

	Total	$10,357	$105	$(1,741)	$8,721

For the six months ended July 1, 2006, there were realized gains of $3,583,000 on sales of available-for-sale securities. For the three months ended July 1, 2006, there were no realized gains or losses on available-for-sale securities. For the six and three months ended July 2, 2005, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the six months ended July 1, 2006 and July 2, 2005 were losses of $1,208,000 (net of $673,000 in taxes) and $64,000 (net of $40,000 in taxes), respectively, and the net adjustments to unrealized holdings gains and losses on available-for-sale securities for the three months ended July 1, 2006 and July 2, 2005 were a loss of $88,000 (net of $50,000 in taxes) and a gain of $121,000 (net of $66,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).
5. INVENTORIES, NET
Inventories consist of the following:

	July 1,	December 31,	July 2,
In thousands	2006	2005	2005

Raw materials	$35,139	$34,512	$42,223
Work in process	20,801	9,298	12,175
Finished goods	541,927	492,486	521,521

Total	$597,867	$536,296	$575,919

6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	July 1,	December 31,	July 2,
In thousands	2006	2005	2005

Land and buildings	$141,347	$140,961	$139,993
Machinery and equipment	373,848	358,914	356,411
Furniture and fixtures	240,263	216,911	195,534
Leasehold improvements	431,681	397,946	365,451

	1,187,139	1,114,732	1,057,389
Less: Accumulated depreciation and amortization	671,773	620,039	597,655

Total property and equipment, net	$515,366	$494,693	$459,734

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

	Estimated	July 1,	December 31,	July 2,
In thousands	Lives	2006	2005	2005

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$32,449	$32,449	$42,849
Owned trademarks	20 years	7,600	7,600	7,500
Customer relationships	5-25 years	49,959	40,184	28,100
Merchandising rights	4 years	52,875	49,460	55,894

Subtotal		$142,883	$129,693	$134,343

Accumulated Amortization:
Licensed trademarks		$(12,888)	$(11,697)	$(19,912)
Owned trademarks		(562)	(372)	(190)
Customer relationships		(5,088)	(2,960)	(1,966)
Merchandising rights		(24,712)	(18,590)	(35,015)

Subtotal		$(43,250)	$(33,619)	$(57,083)

Net:
Licensed trademarks		$19,561	$20,752	$22,937
Owned trademarks		7,038	7,228	7,310
Customer relationships		44,871	37,224	26,134
Merchandising rights		28,163	30,870	20,879

Total amortized intangible assets, net		$99,633	$96,074	$77,260

Unamortized intangible assets:
Owned trademarks		$241,209	$235,943	$216,356

Total intangible assets		$340,842	$332,017	$293,616

The Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2005 and fiscal 2004. No impairment was recognized at either date. Intangible amortization expense was $9.5 million and $8.7 million for the six months ended July 1, 2006 and July 2, 2005, respectively, and $4.8 million and $4.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively.
The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2006	$19.1
2007	17.7
2008	15.2
2009	11.9
2010	8.0
The changes in carrying amount of goodwill for the six months ended July 1, 2006 are as follows:

	Wholesale	Wholesale
In thousands	Apparel	Non-Apparel	Total

Balance, December 31, 2005	$848,970	$9,595	$858,565
Additional purchase price of C & C	16,981	—	16,981
Additional purchase price of prAna	10,443	—	10,443
Additional purchase price of Juicy Couture	80,345	—	80,345
Other	(3,443)	—	(3,443)
Translation difference	4,109	—	4,109

Balance, July 1, 2006	$957,405	$9,595	$967,000

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There is no goodwill related to the Company’s retail segment.
8. DEBT
On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) 6.625% Notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of the Company’s net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Eurobonds are classified as Long-term debt as the Company has the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 351.1 million euro as of July 1, 2006.
On July 6, 2006, the Company completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013 and the net proceeds of the offering are intended to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001 (see Notes 14 and 17 of Notes to Condensed Consolidated Financial Statements), and for general corporate purposes.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants as of July 1, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 1, 2006, the Company had $98 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.
As of July 1, 2006, December 31, 2005 and July 2, 2005, the Company had lines of credit aggregating $597 million, $567 million and $571 million, respectively, which were primarily available to cover trade letters of credit. At July 1, 2006, December 31, 2005 and July 2, 2005, the Company had outstanding trade letters of credit of $319 million, $298 million and $338 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.
The Company’s Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $175.8 million (based on the exchange rates as of July 1, 2006), which is included in the aforementioned $597 million available lines of credit. As of July 1, 2006, a total of $32.7 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.75%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.
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
10. STREAMLINING INITIATIVES
2006 Actions
On February 7, 2006, the Company announced that it is streamlining its operations and redeploying resources to more efficiently manage its multi-brand and multi-channel portfolio, more closely align its business with customer and consumer needs, and better capitalize on the compelling growth opportunities across a number of its brands. For the six and three months ended July 1, 2006, the Company recorded $36.6 million and $11.5 million, respectively, related to this initiative and expects to record additional charges of $23.4 million in the third and fourth quarters of 2006. The Company expects the total cost of the initiative to approximate $60 million (with $37 million of payroll and related costs, $12 million of lease termination costs, $7 million of fixed asset write-downs and disposals and $4 million of other costs), $7 million of these charges are expected to be non-cash. As a result of this new organizational structure, the Company expects a net reduction of approximately 500 positions, or about 4% of its global work force. The Company also intends to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six and three months ended July 1, 2006, these expenses primarily recorded in SG&A in the Condensed Consolidated Statements of Income, impacted business segments as follows:

	Six Months Ended	Three Months Ended
In thousands	July 1, 2006	July 1, 2006

Wholesale Apparel	$23,335	$7,260
Wholesale Non-Apparel	5,225	2,179
Retail	8,088	2,106

Total	$36,648	$11,545

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

2006 provision	$24,222	$1,690	$7,236	$3,500	$36,648
2006 fixed asset write-downs	—	—	(7,236)	—	(7,236)
2006 spending	(16,569)	(454)	—	(2,129)	(19,152)
Translation difference	10	(4)	—	8	14

Balance at July 1, 2006	$7,663	$1,232	$—	$1,379	$10,274

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
A summary of the changes in the restructuring reserves is as follows:

Operating &
Administrative
In thousands	Exit Costs
Balance at December 31, 2005	$1,016
Spending for six months ended July 1, 2006	(1,035)
Translation difference	19

Balance at July 1, 2006	$—

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. EARNINGS PER COMMON SHARE
The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings per Share.”

	Six Months Ended
	July 1, 2006			July 2, 2005
		Weighted	Net Income		Weighted	Net Income
In thousands except per		Average	per Common		Average	per Common
share data	Net Income	Shares	Share	Net Income	Shares	Share

Basic	$86,352	102,981	$0.84	$125,558	107,367	$1.17
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,416	(0.01)	—	1,851	(0.02)

Diluted	$86,352	104,397	$0.83	$125,558	109,218	$1.15

	Three Months Ended
	July 1, 2006			July 2, 2005
		Weighted	Net Income		Weighted	Net Income
In thousands except per		Average	per Common		Average	per Common
share data	Net Income	Shares	Share	Net Income	Shares	Share

Basic	$39,415	102,541	$0.38	$54,140	106,671	$0.51
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,384	—	—	1,707	(0.01)

Diluted	$39,415	103,925	$0.38	$54,140	108,378	$0.50

Options to purchase 681,016 and 768,000 shares of common stock were outstanding as of July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.
12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the six months ended July 1, 2006, the Company made income tax payments of $58,731,000 and interest payments of $1,609,000. During the six months ended July 2, 2005, the Company made income tax payments of $98,239,000 and interest payments of $1,460,000. During the three months ended July 1, 2006, the Company made income tax payments of $32,647,000 and interest payments of $1,275,000. During the three months ended July 2, 2005, the Company made income tax payments of $71,235,000 and interest payments of $612,000.
13. SEGMENT REPORTING
The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East under the Mexx brand names. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
specialty retail stores, outlet stores, concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/Eliminations.”
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

	For the Six Months Ended July 1, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$1,459,992	$304,801	$602,029	$(70,582)	$2,296,240
Intercompany sales	(79,176)	(13,211)	—	92,387	—

Sales from external customers	$1,380,816	$291,590	$602,029	$21,805	$2,296,240

% to total	60.1%	12.7%	26.2%	1.0%	100.0%

OPERATING INCOME:
Total operating income	$94,624	$28,142	$6,016	$23,376	$152,158
Intercompany segment operating (income) loss	3,999	2,208	—	(6,207)	—

Segment operating income from external customers	$98,623	$30,350	$6,016	$17,169	$152,158

% of sales	7.1%	10.4%	1.0%	78.7%	6.6%

	For the Six Months Ended July 2, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$1,553,105	$287,609	$549,944	$(79,147)	$2,311,511
Intercompany sales	(90,243)	(9,566)	—	99,809	—

Sales from external customers	$1,462,862	$278,043	$549,944	$20,662	$2,311,511

% to total	63.3%	12.0%	23.8%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$168,345	$30,411	$19,091	$(7,056)	$210,791
Intercompany segment operating (income) loss	(19,483)	(3,813)	—	23,296	—

Segment operating income from external customers	$148,862	$26,598	$19,091	$16,240	$210,791

% of sales	10.2%	9.6%	3.5%	78.6%	9.1%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended July 1, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$666,046	$159,304	$337,794	$(38,106)	$1,125,038
Intercompany sales	(42,752)	(5,947)	—	48,699	—

Sales from external customers	$623,294	$153,357	$337,794	$10,593	$1,125,038

% to total	55.4%	13.6%	30.0%	1.0%	100.0%

OPERATING INCOME:
Total operating income (loss)	$30,210	$17,018	$31,271	$(3,472)	$75,027
Intercompany segment operating (income) loss	(10,293)	(2,215)	—	12,508	—

Segment operating income from external customers	$19,917	$14,803	$31,271	$9,036	$75,027

% of sales	3.2%	9.7%	9.3%	85.3%	6.7%

	For the Three Months Ended July 2, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$695,801	$146,634	$294,410	$(37,741)	$1,099,104
Intercompany sales	(42,585)	(5,251)	—	47,836	—

Sales from external customers	$653,216	$141,383	$294,410	$10,095	$1,099,104

% to total	59.4%	12.9%	26.8%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$59,252	$17,186	$26,554	$(10,957)	$92,035
Intercompany segment operating (income) loss	(15,815)	(2,536)	—	18,351	—

Segment operating income from external customers	$43,437	$14,650	$26,554	$7,394	$92,035

% of sales	6.6%	10.4%	9.0%	73.2%	8.4%

	July 1,	December 31,	July 2,
In thousands	2006	2005	2005

SEGMENT ASSETS:
Wholesale Apparel	$2,596,562	$2,502,783	$2,409,679
Wholesale Non-Apparel	182,842	149,397	150,713
Retail	786,708	759,871	705,562
Corporate	75,560	151,923	156,599
Eliminations	(382,690)	(411,938)	(389,786)

Total assets	$3,258,982	$3,152,036	$3,032,767

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
GEOGRAPHIC DATA:

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

NET SALES:
Domestic	$1,669,381	$1,728,443	$819,613	$828,379
International	626,859	583,068	305,425	270,725

Total net sales	$2,296,240	$2,311,511	$1,125,038	$1,099,104

OPERATING INCOME:
Domestic	$133,552	$181,237	$61,023	$81,586
International	18,606	29,554	14,004	10,449

Total operating income	$152,158	$210,791	$75,027	$92,035

	July 1,	December 31,	July 2,
In thousands	2006	2005	2005

TOTAL ASSETS:
Domestic	$2,582,918	$1,955,142	$1,892,981
International	676,064	1,196,894	1,139,786

Total assets	$3,258,982	$3,152,036	$3,032,767

14. DERIVATIVE INSTRUMENTS
At July 1, 2006, the Company had various Canadian currency collars outstanding with a notional amount of $7.5 million, maturing through December 2006 and with values ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 5.4 million Hong Kong dollars, maturing through November 2006 and with values ranging between 6.5020 and 6.8120 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 372 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.09 Hong Kong dollars per euro. The Company had $19 million in Canadian currency collars and $37 million in euro currency collars at July 2, 2005, and $21 million in Canadian currency collars and 325 million Hong Kong Dollars in euro currency collars at year-end 2005. At the end of the second quarter of 2006, the Company also had forward contracts maturing through June 2007 to sell 9.0 million Canadian dollars for $7.7 million, to sell 7.5 million Canadian dollars for 50.0 million Hong Kong dollars and to sell 18.1 million euro for 178.3 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2006 was approximately $37.1 million, as compared with approximately $67 million at year-end 2005 and approximately $47.6 million at the end of the second quarter of 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $(1.7) million at the end of the second quarter of 2006, $0.7 million at year-end 2005 and approximately $2.1 million the end of the second quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the six months ended July 1, 2006. Approximately $(1.6) million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the synthetic lease agreement, the Company entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized currently in earnings, was not material for the six months ended July 1, 2006.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized (loss) gain recorded to Cumulative translation adjustment was $(22.9) million for the quarter ended July 1, 2006 and $31.0 million for the quarter ended July 2, 2005. The unrealized (loss) gain recorded to Cumulative translation adjustment was $(34.2) million and $51.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively.
On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The favorable interest accrual was not material for the quarter and six months ended July 1, 2006.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of 350 million euro 5% Notes (see Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount is currently recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes.
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
The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. Since July 3, 2005, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The following table details the effect on net income and earnings per share “as reported” and as if compensation expense had been recorded in the three and six month periods in 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net income and earnings per share for the three and six months ended July 1, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123(R).

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
In thousands except per common share data	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income:
As reported	$86,352	$125,558	$39,415	$54,140
Add: Share-based employee compensation expense included in reported net income, net of taxes ($4,324 and $3,146 for the six months ended and $3,074 and $1,850 for the three months ended, respectively)	6,757	5,742	4,535	3,377
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(6,757)	(13,675)	(4,535)	(7,207)

Pro forma	$86,352	$117,625	$39,415	$50,310

Basic earnings per share:
As reported	$0.84	$1.17	$0.38	$0.51
Pro forma	$0.84	$1.11	$0.38	$0.48
Diluted earnings per share:
As reported	$0.83	$1.15	$0.38	$0.50
Pro forma	$0.83	$1.10	$0.38	$0.47

*	“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($4,324 and $7,493 for the six months ended July 1, 2006 and July 2, 2005, respectively, and $3,074 and $3,948 for the three months ended July 1, 2006 and July 2, 2005, respectively).

	Six Months Ended
Binomial Lattice Valuation Assumptions:	July 1, 2006	July 2, 2005

Weighted-average fair value of options granted	$9.56	$12.92
Expected volatility	23.1% to 39.5%	28.8% to 42.0%
Weighted-average volatility	24.4%	29.4%
Expected term (in years)	4.4	5.2
Dividend yield	0.61%	0.55%
Risk-free rate	4.4% to 4.8%	3.2% to 4.6%
Expected annual forfeiture	6.9%	9.3%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2005 and 2006. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of award activity under the stock option plans as of July 1, 2006 and changes during the six month period are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 31, 2005	7,923,930	$30.70	6.9	$68,637
Granted	567,274	36.62
Exercised	(1,144,391)	26.79
Cancelled	(387,993)	35.20

Outstanding at July 1, 2006	6,958,820	$31.58	6.7	$65,407

Exercisable at July 1, 2006	4,882,651	$28.89	6.0	$59,020

The total intrinsic value of options exercised during the six months ended July 1, 2006 and July 2, 2005 were $13.8 million and $10.3 million, respectively.
As of July 1, 2006, there were 2,076,169 stock options that were unvested. The weighted average grant date fair value per award for nonvested stock options was $11.77.
As of July 1, 2006, there was $9.6 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the stock option plans. That expense is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the six month periods ended July 1, 2006 and July 2, 2005 was $19.8 million and $27.6 million, respectively.
Restricted Stock
A summary of award activity under the restricted stock plans as of July 1, 2006 and changes during the six month period, are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	1,228,619	$37.88
Granted	784,825	36.08
Vested	(64,570)	33.51
Cancelled	(244,881)	37.42

Outstanding at July 1, 2006	1,703,993	$37.29

As of July 1, 2006, there was $41.0 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the six month period ended July 1, 2006 was $2.2 million.
16. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The Company adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position or results of operations.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $4-5 million for the fiscal year ending December 30, 2006.
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
On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The Company adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.
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
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. SUBSEQUENT EVENT
On July 6, 2006, the Company completed the issuance of 350 million euro 5% Notes due July 8, 2013 (the “Notes”). The net proceeds of the offering are intended to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001 (see Note 8 of Notes to Condensed Consolidated Financial Statements), and for general corporate purposes. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
•	Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), CITY UNLTD., INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, BELONGINGS, CRAZY HORSE, FIRST ISSUE, METROCONCEPTS, STAMP 10, TINT and VILLAGER), moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES), contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENZIE, KENZIEGIRL and LAUNDRY BY SHELLI SEGAL), active wear (prAna) businesses, as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•	Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels and our licensed KENNETH COLE label.

•	Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 324 outlet stores, 348 specialty retail stores and 640 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory), and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE and YZZA.
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
Consumers are continuing to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and unknown impacts of the ongoing retail industry consolidation, including the post-merger integration and rationalization of Federated Department Stores and May Company, the uncertainty regarding the Sears apparel business and internal distractions of certain other retailers, present a multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment adversely impacts our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses including the further expansion into specialty retail where we plan to open approximately 100 new domestic and international retail locations in 2006. In addition, we are developing strategies and initiatives to address those businesses that are underperforming to be more responsive to our customers.
Currently, we are in the process of streamlining our operations to increase efficiency in managing our multi-brand and multi-channel portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on the compelling growth opportunities across a number of our brands. As announced in early February 2006, we expect to record charges related to this initiative totaling approximately $60 million. For the six months ended July 1, 2006, we recorded approximately $37 million. We expect the remaining amount totaling approximately $23 million will be recorded in the third and fourth quarters of 2006. We expect a net reduction of approximately 500 positions, or about 4% of our global work force. In addition, we intend to rationalize select distribution facilities and office space as well as close or repurpose approximately 20 retail stores.
We expect that the challenges of our retail partners will continue over the near term and the conservative approach to planning inventory levels will continue to be a major focus. Retailers will turn to wholesalers who can respond quickly to market trends allowing those retailers to maintain lean retail inventory stock levels of faster turning differentiated products. We believe that our technology coupled with our modern business models and evolving supply chain enable us to partner with our customers, and to quickly identify and enable them to reorder those items that are trending well with customers and appeal to consumers. In order to make decisions faster and deliver products to market more quickly, we are establishing several new process models that will help our teams work more rapidly across time zones, including the opening of a new design resource center in Hong Kong.
We have also diversified geographically, with our international operations representing over 27% of total Company net sales for the quarter and year-to-date period ended July 1, 2006. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio, and evaluate business development opportunities, in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives.
In summary, our success in the future will depend on our ability to continue to design and execute products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis and to leverage our technology competencies. We remain convinced that a multi-brand, multi-channel strategy speaks to our vision to support future and sustained growth.
Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2005 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A- Risk Factors.”
2006 First Half Overall Results
Net Sales
Net sales for the first half of 2006 were $2.296 billion, a decrease of $15.3 million, or 0.7%, compared to 2005 first half net sales. The sales results reflect a decrease in our domestic wholesale apparel business primarily resulting from decreases in our LIZ CLAIBORNE apparel business as well as our Men’s apparel, DANA BUCHMAN, SIGRID OLSEN and ELLEN TRACY businesses, partially offset by increased sales in our direct to consumer retail businesses and our European wholesale businesses. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses, reduced sales by approximately $15.1 million during the first half of 2006.
Gross Profit and Net Income
Our gross profit increased slightly in the first half of 2006 reflecting an increased gross profit rate in our retail segment and the impact of a changing mix within our portfolio, primarily reflecting an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average, partially offset by a decreased gross profit rate in our wholesale apparel segment. Overall net income decreased to $86.4 million in the first half of 2006 from $125.6 million in the first half of 2005, reflecting approximately $36.6 million of pretax expenses associated with our streamlining initiatives, $11.2 million of pretax expense resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation program as well as the impact of decreased sales in our domestic wholesale businesses.
Balance Sheet
Our financial position continues to be strong. We ended the first half of 2006 with a net debt position of $471.2 million and a total debt to total capital ratio of 22.7% as compared to $325.3 million with a debt to total capital ratio of 21.2% in the first half of 2005. We generated $443.8 million in cash from operations over the past twelve months, which enabled us to fund the acquisitions of prAna and Mac & Jac, the purchase of an additional 1.9 percent of Lucky Brand, the final payment to settle the C & C California contingent payment agreement, the $80.3 million advance against the contingent purchase price paid to Juicy Couture’s sellers, payments of $45.8 million made to prAna as additional purchase price, the repurchase of $224.6 million of shares of common stock, and fund our capital expenditures of $176.0 million, while increasing our net debt by only $145.9 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $23.7 million.
International Operations
In the first half of 2006, international sales represented 27.3% of our overall sales, as compared to 25.2% in the first half of 2005. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the launch of a number of our current domestic brands in Europe including LUCKY BRAND, JUICY COUTURE AND ENYCE. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. Sales in the first half of 2006 were $15.1 million lower due to the impact of foreign currency exchange rates. This trend has reduced our sales results and earnings in light of the growth of our MEXX Europe business. Year-over-year weakening of the euro had the effect of reducing inventory, accounts receivable and debt balances in our European business. The decline in the euro has been somewhat offset by the strengthening of the Canadian dollar against the U.S. dollar, positively impacting the results in our Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Recent Acquisitions
On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. A valuation of the trademarks, trade names and customer relationships of Mac & Jac is currently in process. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $11-20 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment, the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, we allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.4 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to our consolidated results.
On January 6, 2005, we acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.2 million, including fees, plus contingent payments based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and was accounted for as additional purchase price. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.7 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $25-30 million. The contingent payment will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
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
On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, we paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, we will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. We recorded the present value of fixed amounts owed ($19.4 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of July 1, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $22-25 million.
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
Since July 3, 2005, we are recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. We have migrated our equity-based management compensation program toward an emphasis on restricted stock and away from stock options issuing restricted shares to a larger group of employees commencing in 2005. We expensed $3.1 million and $5.0 million of restricted stock awards in the second quarter and first half of 2006, respectively for awards issued in 2005 and March 2006. Approximately $41.0 million of restricted stock awards as of July 1, 2006, will be expensed through 2010. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25 and related Interpretations in accounting for our stock-based compensation plans; all employee stock options were granted at or above the grant date market price and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the second quarter and first half of 2006, we expensed $3.3 million and $6.3 million, respectively related to stock options; approximately $9.6 million of outstanding stock option awards will be expensed through 2009.
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

THREE MONTHS ENDED JULY 1, 2006 COMPARED TO THREE MONTHS ENDED JULY 2, 2005
The following table sets forth our operating results for the three months ended July 1, 2006 (comprised of 13 weeks) compared to the three months ended July 2, 2005 (comprised of 13 weeks):

	Three months ended		Variance
Dollars in millions	July 1, 2006	July 2, 2005	$	%

Net Sales	$1,125.0	$1,099.1	$25.9	2.4%

Gross Profit	548.5	529.4	19.1	3.6%

Selling, general & administrative expenses	473.5	437.4	36.1	8.3%

Operating Income	75.0	92.0	(17.0)	(18.5)%

Other income (expense) — net	(0.3)	(0.4)	0.1	25.0%

Interest (expense) — net	(8.6)	(7.8)	(0.8)	(10.3)%

Provision for income taxes	26.7	29.7	(3.0)	(10.1)%

Net Income	$39.4	$54.1	$(14.7)	(27.2)%
Net Sales
Net sales for the second quarter of 2006 were $1.125 billion, an increase of $25.9 million, or 2.4%, over net sales for the second quarter of 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses increased net sales by approximately $5.9 million in the second quarter. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales decreased $29.9 million, or 4.6%, to $623.3 million as a result of:
-	A $37.3 million net decrease across our Wholesale Apparel businesses (excluding sales to the off-price channel) primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), and decreases in our CRAZY HORSE women’s (resulting from lower volume due to reduced demand), CLAIBORNE (due to lower unit volume), ELLEN TRACY and DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), LUCKY BRAND (due to lower unit volume) and SIGRID OLSEN (resulting from lower volume due to reduced distribution and reduced demand) businesses, partially offset by growth in our ENYCE (due to increased demand and increased distribution), MEXX Europe business (due to volume growth primarily in Eastern Europe and new specialty retail customers), growth in our moderate businesses (due to higher unit volume, most notably growth in our J.H. COLLECTIBLES due to higher unit volume among existing customers and the addition of new retail customers and the launch of TAPEMEASURE) and DKNY® Jeans women’s (due to volume growth in petite sizes) businesses and the recent launch of STAMP 10;

-	$16.8 million of sales from our acquired prAna and MAC & JAC businesses;

-	An $11.1 million decrease resulting from reduced sales to the off-price channel; and

-	A $1.7 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
•	Wholesale Non-Apparel net sales increased $12.0 million, or 8.5%, to $153.4 million.
-	A $7.1 million increase in our cosmetics business primarily resulting from the launch of our new ELLEN TRACY fragrance; and

-	A $4.0 million net increase in our accessories and jewelry businesses resulting primarily from increases in our AXCESS, LUCKY BRAND, SIGRID OLSEN and JUICY COUTURE businesses.

-	The impact of foreign currency exchange rates in our international business was not material in this segment.
•	Retail net sales increased $43.4 million, or 14.7%, to $337.8 million. The increase reflected the following:
-	A $39.4 million net increase driven by the net addition over the last 12 months of 65 specialty retail and 21 outlet stores, reflecting in part the opening of 29 LUCKY BRAND, 20 SIGRID OLSEN, 12 ELISABETH and 5 JUICY COUTURE specialty retail stores, and 14 MEXX and 10 LIZ CLAIBORNE outlet stores in the United States, Canada and Europe;

-	A $4.0 million increase resulting from the impact of foreign currency exchange rates primarily as a result of the strengthening of the Canadian dollar, in our international businesses; and

-	Comparable store sales in our Company-operated stores increased by 1.8% overall, primarily the result of a 6.3% increase in our Specialty Retail business partially offset by a 2.1% decrease in our Outlet business.
We ended the quarter with a total of 324 Outlet stores, 348 Specialty Retail stores and 640 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.
•	Corporate net sales, consisting of licensing revenue, increased $0.5 million to $10.6 million as a result of revenues from new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic net sales decreased by $8.8 million, or 1.1%, to $819.6 million, reflecting the continued declines in our LIZ CLAIBORNE wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $34.7 million, or 12.8%, to $305.4 million. The international increase reflected the results of our MEXX Europe business; the impact of currency exchange rates increased international sales by approximately $5.9 million.
Gross Profit
Gross profit increased $19.1 million, or 3.6%, to $548.5 million in the second quarter of 2006 over the second quarter of 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses, increased gross profit by $3.1 million. Gross profit as a percent of net sales increased to 48.8% in 2006 from 48.2% in 2005 reflecting increased gross profit rates in our wholesale non-apparel and retail segments and the impact of a changing mix within our portfolio, primarily reflecting an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average, partially offset by a decreased gross profit rate in our wholesale apparel segment. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $36.1 million, or 8.3%, to $473.5 million in the second quarter of 2006 over the second quarter of 2005 and as a percent of net sales increased to 42.1% from 39.8%. The SG&A increase reflected the following:
•	$6.7 million of expenses from our acquired prAna and MAC & JAC businesses;

•	A $23.1 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	A $2.5 million increase due to the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses;

•	$11.5 million of expenses primarily employee severance costs offset by savings of $6.4 million associated with our streamlining initiatives;

•	$3.0 million of reinvestment in marketing and in-store activities of realized savings from our growth initiative;

•	An additional $3.8 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation program; and

•	An $8.1 million net decrease in wholesale and corporate expenses.

The SG&A rate primarily reflected net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our retail segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our wholesale apparel segment, which runs at a lower SG&A rate than the Company average as well as higher SG&A rates in our wholesale apparel, wholesale non-apparel and retail segments in 2006 compared to 2005.
Operating Income
Operating income for the second quarter of 2006 was $75.0 million, a decrease of $17.0 million, or 18.5%, compared to last year. Operating income as a percent of net sales decreased to 6.7% in 2006 compared to 8.4% in 2005. The decrease is primarily attributable to $11.5 million of expenses associated with our business streamlining initiatives discussed above, $3.0 million of reinvestment in marketing and in-store activities, the impact of reduced wholesale apparel sales, expenses associated with retail expansion and the inclusion of additional expense related to the adoption of SFAS No. 123(R), partially offset by $6.4 million of savings resulting from the initiatives discussed above. The impact of foreign currency exchange did not have a material impact on operating income for the quarter. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $19.9 million (3.2% of net sales) in 2006 compared to $43.4 million (6.6% of net sales) in 2005, principally reflecting reduced income in our DANA BUCHMAN, SIGRID OLSEN, CRAZY HORSE women’s, JUICY COUTURE and LUCKY BRAND DUNGAREES wholesale apparel businesses and associated with our streamlining initiatives, partly offset by increased income in our ENYCE business.

•	Wholesale Non-Apparel operating income was $14.8 million (9.7% of net sales) in 2006 compared to $14.7 million (10.4% of net sales) in 2005, principally reflecting reduced income in our fashion accessories business as well as expenses associated with our streamlining initiatives, mostly offset by increases in our Cosmetics business.

•	Retail operating income was $31.3 million (9.3% of net sales) in 2006 compared to a $26.6 million (9.0% of net sales) in 2005, principally reflecting, increased income in our specialty retail business, partially offset by reduced income in our outlet business due to reduced sales and expenses associated with our streamlining initiatives.

•	Corporate operating income, primarily consisting of licensing operating income, increased $1.6 million to $9.0 million as a result of increased revenues from our new licenses and growth from our existing license portfolio and expense reductions.
Viewed on a geographic basis, Domestic operating income decreased by $20.6 million, or 25.2%, to $61.0 million, predominantly reflecting the reduced income in our domestic wholesale apparel and outlet businesses and the expenses associated with our streamlining initiatives. International operating profit increased $3.6 million or 34.0% to $14.0 million. The international increase reflected the increased profitability in our European retail business.
Other Income (Expense), Net
Other income (expense), net in the second quarter of 2006 was $0.3 million of expense compared to $0.4 million in the second quarter of 2005. In 2006, net other expense was comprised of $0.3 million of minority interest. See “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest. In 2005, net other expense was principally comprised of $0.4 million of minority interest expense, partially offset by other non-operating income.
Interest Expense, Net
Net interest expense in the second quarter of 2006 was $8.6 million compared to $7.8 million in the second quarter of 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $0.9 million and $0.3 million of interest income in second quarter of 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in the second quarter of 2006 increased to 40.4% from 35.4% in the prior year period primarily due to the impact of discrete tax items in the second quarter as well as a shift in earnings to jurisdictions with higher statutory tax rates.

Net Income
Net income in the second quarter of 2006 decreased to $39.4 million, or 3.5% of net sales, from $54.1 million in the second quarter of 2005, or 4.9% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.38 in 2006, from $0.50 in 2005, a 24.0% decrease.
Average diluted shares outstanding decreased by 4.5 million shares to 103.9 million in the second quarter of 2006 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during the second quarter of 2006 and over the last twelve months did not have a material impact on EPS in the second quarter.
SIX MONTHS ENDED JULY 1, 2006 COMPARED TO SIX MONTHS ENDED JULY 2, 2005
The following table sets forth our operating results for the six months ended July 1, 2006 (comprised of 26 weeks) compared to the six months ended July 2, 2005 (comprised of 26 weeks):

	Six months ended		Variance
Dollars in millions	July 1, 2006	July 2, 2005	$	%

Net Sales	$2,296.2	$2,311.5	$(15.3)	(0.7)%

Gross Profit	1,092.5	1,087.7	4.8	0.4%

Selling, general & administrative expenses	940.4	876.9	63.5	7.2%

Operating Income	152.1	210.8	(58.7)	(27.8)%

Other income (expense) — net	3.1	(1.1)	4.2	381.8%

Interest (expense) — net	(15.7)	(15.3)	(0.4)	(2.6)%

Provision for income taxes	53.1	68.8	(15.7)	(22.8)%

Net Income	$86.4	$125.6	$(39.2)	(31.2)%
Net Sales
Net sales for the first half of 2006 were $2.296 billion, a decrease of $15.3 million, or 0.7%, as compared to net sales for the first half of 2005. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses reduced sales by approximately $15.1 million, or 0.7%, in the second quarter. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales decreased $82.0 million, or 5.6%, to $1.381 billion as a result of:
-	A $77.7 million net decrease across our comparable Wholesale Apparel businesses (excluding sales to the off-price channel) primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), and decreases in our CRAZY HORSE women’s (resulting from lower volume due to reduced demand), CLAIBORNE (due to lower unit volume), ELLEN TRACY and DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), LUCKY BRAND (due to lower unit volume) and SIGRID OLSEN (resulting from lower volume due to reduced demand) businesses, partially offset by growth in our ENYCE (due to timing of shipments and increased distribution), MEXX Europe (due to volume growth primarily in Eastern Europe and new specialty retail customers), moderate businesses (due to higher unit volume, most notably growth in our J.H. COLLECTIBLES due to higher unit volume among existing customers and the addition of new retail customers and the launch of TAPEMEASURE) and DKNY® Jeans women’s (due to volume growth in petite sizes) businesses and the recent launch of STAMP 10;

-	$33.4 million of sales from our acquired prAna and MAC & JAC businesses;

-	A $26.8 million decrease resulting from reduced sales to the off-price channel; and

-	A $10.9 million decrease resulting from the impact of foreign currency exchange rates in our international businesses.

•	Wholesale Non-Apparel net sales increased $13.5 million, or 4.9%, to $291.6 million.
-	A $14.5 million increase compared to 2005, in our accessories and jewelry businesses (excluding sales to the off-price channel) resulting primarily from increases in our AXCESS, JUICY COUTURE and LUCKY BRAND businesses;

-	A $4.1 million increase compared to 2005, in our cosmetics business (excluding sales to the off-price channel) primarily resulting from the launch of our ELLEN TRACY fragrance; and

-	A $5.0 million decrease, compared to 2005, resulting from reduced sales to the off-price channel.

-	The impact of foreign currency exchange rates in our international business was not material in this segment.
•	Retail net sales increased $52.1 million, or 9.5%, to $602.0 million. The increase reflected the following:
-	A $56.3 million net increase driven by the net addition over the last 12 months of 65 specialty retail and 21 outlet stores, reflecting in part the opening of 29 LUCKY BRAND, 20 SIGRID OLSEN, 11 MEXX and 5 JUICY COUTURE specialty retail stores, and 14 MEXX and 10 LIZ CLAIBORNE outlet stores in the United States, Canada and Europe;

-	An $4.2 million decrease resulting from the impact of foreign currency exchange rates primarily as a result of the weakening of the euro, in our international businesses; and

-	Comparable store sales in our Company-operated stores decreased by 0.8% overall, primarily the result of an 4.9% decrease in our Outlet business, partially offset by a 3.7% increase in our Specialty Retail business (including a 5.4% comparable store sales increase in our domestic Specialty Retail business).
•	Corporate net sales, consisting of licensing revenue, increased $1.1 million to $21.8 million as a result of revenues from new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic net sales decreased by $59.1 million, or 3.4%, to $1,669.4 million, reflecting the continued declines in our LIZ CLAIBORNE wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $43.8 million, or 7.5%, to $626.9 million. The international increase reflected the results of our MEXX Europe business; the impact of currency exchange rates reduced international sales by approximately $15.1 million.
Gross Profit
Gross profit increased $4.8 million, or 0.4%, to $1.093 billion in the first half of 2006 over the first half of 2005. The impact of foreign currency exchange rates, primarily as a result of the weakening of the euro, in our international businesses, reduced gross profit by $8.8 million. Expenses associated with our streamlining initiatives in our Asian sourcing offices reduced gross profit by $1.1 million. Gross profit as a percent of net sales increased to 47.6% in 2006 from 47.1% in 2005. reflecting an increased gross profit rate in our retail segment and the impact of a changing mix within our portfolio, primarily reflecting an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average, partially offset by a decreased gross profit rate in our wholesale apparel segment. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $63.5 million, or 7.2%, to $940.4 million in the first half of 2006 over the first half of 2005 and as a percent of net sales increased to 41.0% from 37.9%. The SG&A increase reflected the following:
•	$12.4 million of expenses from our acquired prAna and MAC & JAC businesses;

•	A $46.6 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	An approximately $8.8 million decrease due to the impact of foreign currency exchange rates, primarily as a result of the weakening of the euro in our international business;

•	$36.6 million of expenses, offset by savings of $8.2 million associated with our streamlining initiatives, primarily employee severance costs;

•	$3.0 million of reinvestment in marketing and in-store activities of realized savings from our growth initiative;

•	An additional $8.4 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation program; and

•	A $26.5 million net decrease in wholesale and corporate expenses.

The SG&A rate primarily reflected the unfavorable impact reflecting the net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our retail segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our wholesale apparel segment, which runs at a lower SG&A rate than the Company average as well as higher SG&A rates in our wholesale apparel, wholesale non-apparel and retail segments in 2006 compared to 2005.
Operating Income
Operating income for the first half of 2006 was $152.1 million, a decrease of $58.7 million, or 27.8%, compared to last year. Operating income as a percent of net sales decreased to 6.6% in 2006 compared to 9.1% in 2005. The decrease is primarily attributable to $36.6 million of expenses associated with our business streamlining initiatives discussed above, $3.0 million of reinvestment in marketing and in-store activities, as well as the impact of reduced wholesale apparel sales and expenses associated with retail expansion, partially offset by $8.2 million of savings resulting from the initiatives discussed above. The impact of foreign currency exchange did not have a material impact on operating income. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $98.6 million (7.1% of net sales) in the first half of 2006 compared to $148.9 million (10.2% of net sales) in 2005, principally reflecting reduced income in our DANA BUCHMAN, SIGRID OLSEN, CRAZY HORSE women’s, LIZ CLAIBORNE, JUICY COUTURE and European wholesale apparel businesses and $17.1 million of net expenses associated with our streamlining initiatives, partly offset by increased income in our ENYCE business.

•	Wholesale Non-Apparel operating income was $30.4 million (10.4% of net sales) in the first half of 2006 compared to $26.6 million (9.6% of net sales) in 2005, principally reflecting increases in our Cosmetics business and increase in our LUCKY BRAND and AXCESS handbags businesses mostly offset by $3.8 million of net expenses associated with our streamlining initiatives.

•	Retail operating income was $6.0 million (1.0% of net sales) in 2006 compared to a $19.1 million (3.5% of net sales) in 2005, principally reflecting $7.5 million of net expenses associated with our streamlining initiatives, reduced income in our outlet business due to reduced sales partially offset by and improved performance in our European retail business.

•	Corporate operating income, primarily consisting of licensing operating income, increased $1.0 million to $17.2 million as a result of increased revenues from our new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic operating income decreased by $47.7 million, or 26.3%, to $133.6 million, predominantly reflecting the reduced income in our DANA BUCHMAN, SIGRID OLSEN, CRAZY HORSE women’s, and outlet businesses and the expenses associated with our streamlining initiatives, partially offset by growth in our LUCKY BRAND DUNGAREES retail businesses, ENYCE wholesale apparel as well as increased income in our cosmetics business. International operating profit decreased $10.9 million or 37.0% to $18.6 million. The international decrease reflected the reduced profitability of our Europe wholesale apparel business and expenses associated with our streamlining initiatives.
Other Income (Expense), Net
Other income (expense), net in the first half of 2006 was $3.1 million of income compared to $1.1 million of expense in the first half of 2005. In 2006, net other income was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.6 million of minority interest. See “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest. In 2005, net other expense was principally comprised of $1.0 million of minority interest expense, partially offset by other non-operating income.
Interest Expense, Net
Net interest expense in the first half of 2006 was $15.7 million compared to $15.3 million in the first half of 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $1.8 million and $1.5 million of interest income in the first half of 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in the first half of 2006 increased to 38.1% from 35.4% in the prior year primarily due to the impact of discrete tax items in the second quarter of 2006 as well as a shift in earnings to jurisdictions with higher statutory tax rates.

Net Income
Net income in the first half of 2006 decreased to $86.4 million, or 3.8% of net sales, from $125.6 million in the first half of 2005, or 5.4% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.83 in 2006, from $1.15 in 2005, a 27.8% decrease.
Average diluted shares outstanding decreased by 4.8 million shares to 104.4 million in the first half of 2006 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during the first half of 2006 did not have a material impact on EPS in the first half.
FORWARD OUTLOOK
For fiscal 2006, we are reaffirming our previous guidance, projecting net sales to increase low single digits compared to fiscal 2005, an operating margin in the range of 9.2 - 9.6% and EPS in the range of $2.58 - $2.73. Foreign currency exchange rates are expected to have an immaterial impact on 2006 net sales and EPS.
The fiscal 2006 results are projected to include a $0.34 reduction in EPS, or an approximate 110 basis point reduction in operating margin, due to the following:
•	A $0.36 reduction in EPS associated with the expenses resulting from the Company’s previously announced streamlining initiatives;

•	An $0.18 increase in EPS associated with the savings resulting from the above initiatives;

•	A $0.09 reduction in EPS associated with the reinvestment of a portion of these savings in marketing and in-store support; and

•	A $0.07 reduction in EPS associated with the impact of the adoption of SFAS No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation program in 2005.
Sales by segment for fiscal 2006 are projected as follows:
•	In our wholesale apparel segment, we expect 2006 net sales to decrease low single digits compared to 2005.

•	In our wholesale non-apparel segment, we expect 2006 net sales to increase mid to high single digits compared to 2005.

•	In our retail segment, we expect 2006 net sales to increase in the mid teens compared to 2005.

•	We expect 2006 licensing revenue to increase by 10% compared to 2005.
For the third quarter of 2006, we are projecting net sales to increase low single digits compared to the third quarter of 2005, an operating margin in the range of 11.3 - 11.8% and EPS in the range of $0.90 - $0.94. Foreign currency exchange rates are expected to increase third quarter 2006 sales by approximately 1% and will have an immaterial impact on third quarter 2006 EPS.
Third quarter 2006 results are projected to include a $0.04 reduction in EPS, or an approximate 40 basis point reduction in operating margin, due to the following:
•	A $0.06 reduction in EPS associated with the expenses resulting from the Company’s previously announced streamlining initiatives;

•	A $0.06 increase in EPS associated with the savings resulting from the above initiatives; and

•	A $0.04 reduction in EPS associated with the reinvestment of a portion of the savings in marketing and in-store support.
Sales by segment for the third quarter of 2006 are projected as follows:
•	In our wholesale apparel segment, we expect third quarter 2006 net sales to decrease low to mid single digits compared to 2005.

•	In our wholesale non-apparel segment, we expect third quarter 2006 net sales to increase mid single digits compared to 2005.

•	In our retail segment, we expect third quarter 2006 net sales to increase in the mid to high teens compared to 2005.

•	We expect third quarter 2006 licensing revenue to increase by 10% compared to 2005.
All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under its previously announced share repurchase program. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of July 26, 2006, we had $271.8 million remaining in buyback authorization under the share repurchase programs. This amount is comprised of $22 million from the May 19, 2005 authorization and $250 million from the May 18, 2006 authorization discussed above.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities); in 2001, we issued euro-denominated bonds (the “Eurobonds”) to fund the initial payment in connection with our acquisition of MEXX Europe. Our Eurobonds are scheduled to mature in August 2006. On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering are intended to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001 (see Note 8 of Notes to Condensed Consolidated Financial Statements), and for general corporate purposes. These bonds are designated as a hedge of our net investment in MEXX (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.
2006 vs. 2005
Cash and Debt Balances. We ended the first half of 2006 with $110.2 million in cash and marketable securities, compared to $177.6 million at July 2, 2005 and $343.2 million at December 31, 2005, and with $581.4 million of debt outstanding compared to $502.8 million at July 2, 2005 and $466.6 million at December 31, 2005. The $145.9 million increase in our net debt position on a year-over-year basis is primarily attributable to the $22.7 million (26.2 million Canadian dollars) payment made related to Mac & Jac, the $45.8 million payment made related to the acquisition of prAna, the $10.0 million payment to Lucky Brand shareholders to purchase an additional 1.9 percent interest in Lucky Brand, the $16.3 million final payment to complete the C & C acquisition, the $80.3 million advance against the contingent purchase price paid to Juicy Couture’s sellers, the repurchase of $224.6 million of shares of common stock, $176.0 million for capital and in-store expenditures, mostly offset by cash flow from operations over the last twelve months of $443.8 million and the effect of foreign currency translation on our Eurobond, which increased our debt balance by $23.7 million. We ended the first half of 2006 with $1.982 billion in stockholders’ equity, giving us a total debt to total capital ratio of 22.7% compared to $1.872 billion in stockholders’ equity last year with a debt to total capital ratio of 21.2% and $2.003 billion in stockholders’ equity at year end with a debt to total capital ratio of 18.9%.
Accounts Receivable increased $34.4 million, or 7.0%, at July 1, 2006 compared to the end of first half of 2005, primarily due to increased shipments in our international wholesale apparel businesses, the addition of receivables of $10.1 million from our acquired prAna and Mac & Jac businesses, offset by slightly lower receivables in our domestic wholesale businesses and the impact of foreign currency exchange rates of $8.2 million, primarily related to the strengthening of the euro. Accounts receivable increased $109.9 million, or 26.4%, at July 1, 2006 compared to December 31, 2005 due primarily to the timing of shipments in our domestic operations.
Inventories increased by $21.9 million at the end of the second quarter 2006 compared to the end of the second quarter 2005, primarily due to a $30.6 million increase resulting from acquisitions, new business initiatives and the expansion of our retail business, net of discontinued lines, a $12.0 million increase resulting from the impact of foreign currency exchange rate fluctuations due to the strengthening of the euro in our international businesses, partially offset by a $20.7 million decrease in inventories our comparable businesses, primarily in our domestic wholesale apparel segment. Inventories increased by $61.6 million, or 11.5%, compared to December 31, 2005, primarily due to an increase in new business inventories as well as increases resulting from foreign exchange rate fluctuations. Our average inventory turnover rate decreased slightly to 4.3 times for the twelve-month period ended July 1, 2006, 4.5 times for the twelve-month period ended July 2, 2005, and 4.4 times for the twelve-month period ended December 31, 2005.
Borrowings under our revolving credit facility and other credit facilities peaked at $140.8 million during the first half of 2006; at the end of the first half of 2006, our borrowings under these facilities were $130.7 million.
Net cash provided by operating activities was $26.9 million in the first half of 2006, compared to net cash provided by operating activities of $23.7 million in the first half of 2005. This $3.2 increase in cash flow was primarily due to changes in accrued expenses primarily due to a reduction of certain employment-related obligations and changes in other current assets, partially offset by reduced net income resulting from the impact of our streamlining initiatives as well as changes in accounts receivable due to timing of shipments in our wholesale businesses and accounts payable due to the timing of payments.
Net cash used in investing activities was $214.1 million in the first half of 2006, compared to $157.8 million in the first half of 2005. Net cash used in the first half of 2006 primarily reflected payments of $10.0 million for the acquisition of additional Lucky Brand shares, the 26.2 million Canadian dollars (or $22.7 million) payment made related to Mac & Jac, the $16.3 million final payment to complete the C & C acquisition, the $80.3 million advance against the contingent purchase price paid to Juicy Couture’s sellers, payments of $13.5 million made to prAna as additional purchase price, and $77.4 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments. Net cash used in the first half of 2005 primarily reflected payments of $60.2 for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of additional Lucky Brand shares, and payments of $29.3 for the acquisition of C & C.
Net cash used in financing activities was $31.2 million in the first half of 2006, compared to $83.8 million in the first half of 2005. The $52.6 million year-over-year increase in cash used primarily reflected a $65.9 million net increase in commercial paper and short-term borrowings as well as a $12.5 million increase in proceeds from the exercise of stock options, partially offset by a $26.3 million increase in stock repurchases.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $11-20 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 17, 2006, we purchased 1.9 percent of the remaining outstanding shares of Lucky Brand for $10.0 million. The remaining 4.85 percent will be purchased as follows: 1.5 percent in January 2007 and 1.1 percent in January 2008 for $10 million each year and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $22-25 million.

•	Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $1-2 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $25-30 million. The contingent payments will be accounted for as additional purchase price when paid.

•	The C & C acquisition agreement provides for contingent payments in fiscal years 2007, 2008 and 2009 based upon a multiple of C & C’s earnings in each year. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and accounted for as additional purchase price.

•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid.
Financing Arrangements
On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) 6.625% Notes due on August 7, 2006 (the “Eurobonds”). The Eurobonds are listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds is being paid on an annual basis until maturity. These bonds are designated as a hedge of our net investment in MEXX (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Eurobonds are classified as Long-term debt as we have the intent and ability to refinance the Eurobonds on a long-term basis. The fair value of the Eurobonds was 351.1 million euro as of July 1, 2006.
On July 6, 2006, we completed the issuance of 350 million euro 5% Notes due July 8, 2013 (the “Notes”) and the net proceeds of the offering are intended to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001 (see Notes 8, 14 and 17 of Notes to Condensed Consolidated Financial Statements), and for general corporate purposes. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants as of July 1, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At July 1, 2006, we had $98 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as we have the intent and ability to refinance the commercial paper on a long-term basis.

As of July 1, 2006, December 31, 2005 and July 2, 2005, we had lines of credit aggregating $597 million, $567 million and $571 million, respectively, which were primarily available to cover trade letters of credit. At July 1, 2006, December 31, 2005 and July 2, 2005, we had outstanding trade letters of credit of $319 million, $298 million and $338 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values.
Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $175.8 million (based on the exchange rates as of July 1, 2006), which is included in the aforementioned $597 million available lines of credit. As of July 1, 2006, a total of $32.7 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.75%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007. These lines are guaranteed by the Company. Most of our debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.
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
Hedging Activities
At July 1, 2006, we had various Canadian currency collars outstanding with a notional amount of $7.5 million, maturing through December 2006 and with values ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 5.4 million Hong Kong dollars, maturing through November 2006 and with values ranging between 6.5020 and 6.8120 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 372 million Hong Kong dollars, maturing through December 2006 and with values ranging between 8.75 and 10.09 Hong Kong dollars per euro. The Company had $19 million in Canadian currency collars and $37 million in euro currency collars at July 2, 2005, and $21 million in Canadian currency collars and 325 million Hong Kong Dollars in euro currency collars at year-end 2005. At the end of the second quarter of 2006, the Company also had forward contracts maturing through June 2007 to sell 9.0 million Canadian dollars for $7.7 million, to sell 7.5 million Canadian dollars for 50.0 million Hong Kong dollars and to sell 18.1 million euro for 178.3 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the second quarter of 2006 was approximately $37.1 million, as compared with approximately $67 million at year-end 2005 and approximately $47.6 million at the end of the second quarter of 2005. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were approximately $(1.7) million at the end of the second quarter of 2006, $0.7 million at year-end 2005 and approximately $2.1 million the end of the second quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the six months ended July 1, 2006. Approximately $(1.6)

million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the synthetic lease agreement, the Company entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized in earnings, was not material for the six months ended July 1, 2006.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million Eurobonds as a hedge of net investments. The change in the Eurobonds due to changes in currency rates is recorded to Currency translation adjustment, a component of Accumulated other comprehensive income (loss). The unrealized (loss) gain recorded to Cumulative translation adjustment was $(22.9) million for the quarter ended July 1, 2006 and $31.0 million for the quarter ended July 2, 2005. The unrealized (loss) gain recorded to Cumulative translation adjustment was $(34.2) million and $51.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively.
On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This is designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and will be reset each six-month period thereafter until maturity. The favorable interest accrual was not material for the quarter and six months ended July 1, 2006.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of 350 million euro 5% Notes (see Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount is currently recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
Accounts Receivable — Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase its provisions. Our historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in-

house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended July 1, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
We use foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities and other specific activities and the swapping of variable interest rate debt for fixed rate debt in connection with the synthetic lease. These instruments are designated as cash flow hedges and, to the extent the hedges are highly effective, the effective portion of the changes in fair value of the hedging instrument are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of a cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or in the case of swaps, if any, to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.
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
Occasionally, we purchase short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings immediately.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. We adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position or results of operations.
On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We expect that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $4-5 million for the fiscal year ending December 30, 2006.
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
On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. We adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.
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
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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
•	The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;

•	The Company’s ability to successfully continue to evolve its supply chain system, including its product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands;

•	The Company’s ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;

•	The Company’s ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company’s ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•	Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company’s largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•	Risks associated with the possible failure of the Company’s unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company’s policies regarding labor practices or applicable laws or regulations;

•	The Company’s ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;

•	Risks associated with the Company’s dependence on sales to a limited number of large United States department store customers, including risks related to the Company’s ability to respond effectively to:
-	these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing, and new product introductions);

-	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;

-	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;

-	these customers’ requirements for vendor margin support;

-	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and

-	the effect that any potential consolidation among one or more of these larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
•	Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•	Risks associated with the Company’s operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into the Company’s overall business mix.
Management and Employee Risks
•	The Company’s ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions, and its ability to provide for the succession of senior management, including the Chief Executive Officer;

•	The Company’s ability to hire and train qualified retail management and associates; and

•	Risks associated with any significant disruptions in the Company’s relationship with its employees, including union employees, and any work stoppages by the Company’s employees, including union employees.
Economic, Social and Political Factors
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
•	Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

•	Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;

•	Changes in social, political, legal and other conditions affecting foreign operations;

•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

•	Any significant disruption in the Company’s relationships with its suppliers, manufacturers as well as work stoppages by any of the Company’s suppliers or service providers;

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•	Risks related to the Company’s ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.
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
We do not speculate on the future direction of interest rates. As of July 1, 2006, December 31, 2005 and July 2, 2005 our exposure to changing market rates was as follows:

Dollars in millions	July 1, 2006	December 31, 2005	July 2, 2005

Variable rate debt	$130.7	$48.4	$72.3
Average interest rate	5.0%	3.0%	2.8%

Notional amount of interest rate swap	$223.3	$206.2	$211.5
Current implied interest rate	6.24%	5.69%	5.63%
A ten percent change in the average rate would have resulted in a $0.9 million change in interest expense during the first half of 2006.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of July 1, 2006, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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
At July 1, 2006, December 31, 2005 and July 2, 2005, we had outstanding foreign currency collars with net notional amounts aggregating to $56 million, $63 million and $56 million, respectively. We had forward contracts aggregating to $37.1 million at July 1, 2006, $67.5 million at December 31, 2005 and $47.6 million at July 2, 2005. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $(1.7) million at July 1, 2006, $0.7 million at December 31, 2005 and $2.1 million at July 2, 2005. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $6.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $9.6 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized (loss), as of July 1, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	(Loss)

Forward Contracts:
Euro		178,250	0.0987 to 0.1084	$(361)
Canadian Dollars	$7,727		0.8579 to 0.8592	—
Canadian Dollars		50,021	0.1493 to 0.1502	—

Foreign Exchange Collar Contracts:
Euro		372,000	0.0991 to 0.1143	$(1,353)
Canadian Dollars	$7,533		0.8403 to 0.8917	—
Canadian Dollars		5,443	0.1468 to 0.1538	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 31, 2005:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain

Forward Contracts:
Euro		193,750	0.1037 to 0.1094	$498
Canadian Dollars	$16,723		0.8549 to 0.8592	—
Canadian Dollars		199,806	0.1491 to 0.1508	—

Foreign Exchange Collar Contracts:
Euro		325,362	0.0992 to 0.1143	$208
Canadian Dollars	$21,072		0.8403 to 0.8881	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of July 2, 2005:

	U.S. Dollar	Euro	Contract	Unrealized
Currency in thousands	Amount	Amount	Rate	Gain (Loss)

Forward Contracts:
Euro	$26,500		1.2047 to 1.2800	$251
Canadian Dollars	12,281		0.8176 to 0.8199	98
Pounds Sterling		7,247	0.6815 to 0.7024	(78)

Foreign Exchange Collar Contracts:
Euro	$37,000		1.2000 to 1.3753	$735
Canadian Dollars	19,472		0.8000 to 0.8484	306
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2005 fiscal year.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the six months ended July 1, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares		Part of Publicly	Purchased Under the
	Purchased	Average Price	Announced Plans or	Plans or Programs
Period	(in thousands)	Paid Per Share	Programs	(in thousands)(2)

January 1, 2006 - January 28, 2006	—	$—	—	$153,308
January 29, 2006 - March 4, 2006	269.8	36.93	269.8	143,345
March 5, 2006 - April 1, 2006 (1)	1,767.6	37.57	1,738.2	78,023
April 2, 2006- April 29, 2006	—	—	—	78,023
April 30, 2006- June 3, 2006	8.5	37.95	8.5	327,701
June 4, 2006- July 1, 2006	1,489.4	37.54	1,489.4	271,796

Total six months ended July 1, 2006	3,535.3	$37.51	3,505.9	$271,796

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of July 1, 2006, the Company had $271.8 million remaining in buyback authorization under its program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2006 Annual Meeting of Stockholders held on May 18, 2006, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2006 (the number of affirmative votes cast was 90,281,658, the number of negative votes cast was 3,254,247 and the number of abstentions was 588,240); (ii) did not approve the stockholder proposal relating to a “majority vote” standard for Director elections (the number of affirmative votes cast was 36,603,968, the number of negative votes cast was 47,961,399 and the number of abstentions was 825,688); and (iii) elected the following nominees to the Company’s Board of Directors, to serve until the 2009 annual meeting of stockholders and until their respective successors are duly elected and qualified:

	Votes
Nominee	For	Withheld

Bernard W. Aronson	91,595,169	2,528,976
Daniel A. Carp	93,318,241	805,904
Nancy J. Karch	93,251,743	872,402
Paul E. Tierney, Jr.	93,168,330	955,815
The other directors, whose terms of office continued after the Annual Meeting, are: Paul R. Charron, Raul J. Fernandez, Mary Kay Haben, Kenneth P. Kopelman, Kay Koplovitz, Arthur C. Martinez and Oliver R. Sockwell.
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

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED THEREUNTO DULY AUTHORIZED.
DATE: August 2, 2006

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa	By:	/s/ Elaine H. Goodell

	MICHAEL SCARPA		ELAINE H. GOODELL
	Senior Vice President — Finance and		Vice President — Corporate Controller and
	Distribution and Chief Financial Officer		Chief Accounting Officer
	(Principal financial officer)		(Principal accounting officer)