Form 10-Q
period 2006-09-30
CLAIBORNE LIZ INC
filed 2006-11-01
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at October 27, 2006 was 102,488,739.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	(Unaudited)		(Unaudited)
	September 30,	December 31,	October 1,
	2006	2005	2005

Assets
Current Assets:
Cash and cash equivalents	$99,940	$328,527	$141,331
Marketable securities	8,864	14,638	9,078
Accounts receivable — trade, net	735,387	415,849	684,448
Inventories, net	675,660	536,296	636,751
Deferred income taxes	67,393	47,688	50,456
Other current assets	130,951	113,539	114,323

Total current assets	1,718,195	1,456,537	1,636,387

Property and Equipment, Net	521,641	494,693	477,284
Goodwill, Net	966,678	858,565	856,446
Intangibles, Net	343,548	332,017	293,079
Other Assets	12,637	10,224	9,821

Total Assets	$3,562,699	$3,152,036	$3,273,017

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$55,935	$48,729	$110,772
Accounts payable	302,750	250,768	282,127
Accrued expenses	303,632	288,370	292,193
Income taxes payable	43,990	19,872	40,806

Total current liabilities	706,307	607,739	725,898

Long-Term Debt	674,663	413,227	423,294
Obligations Under Capital Leases	2,508	4,606	4,153
Other Non-Current Liabilities	70,887	66,692	57,646
Deferred Income Taxes	63,809	54,170	55,142
Commitments and Contingencies (Note 9)
Minority Interest	2,970	2,896	3,016
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	226,562	187,689	220,368
Retained earnings	3,286,615	3,122,487	3,044,074
Unearned compensation expense	—	—	(42,579)
Accumulated other comprehensive income (loss)	(43,758)	(33,738)	(38,124)

	3,645,856	3,452,875	3,360,176

Common stock in treasury, at cost, 74,346,643, 71,451,550 and 68,937,654 shares	(1,604,301)	(1,450,169)	(1,356,308)

Total stockholders’ equity	2,041,555	2,002,706	2,003,868

Total Liabilities and Stockholders’ Equity	$3,562,699	$3,152,036	$3,273,017

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per common share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net Sales	$3,665,750	$3,648,165	$1,369,511	$1,336,654

Cost of goods sold	1,924,117	1,926,027	720,386	702,206

Gross Profit	1,741,633	1,722,138	649,125	634,448

Selling, general & administrative expenses	1,428,485	1,327,119	488,135	450,220

Restructuring (gain)	—	(221)	—	(221)

Operating Income	313,148	395,240	160,990	184,449

Other income (expense), net	3,080	(1,534)	23	(474)

Interest expense, net	(26,641)	(23,624)	(10,903)	(8,255)

Income Before Provision for Income Taxes	289,587	370,082	150,110	175,720

Provision for income taxes	108,065	131,009	54,940	62,205

Net Income	$181,522	$239,073	$95,170	$113,515

Net Income per Weighted Average Share, Basic	$1.77	$2.24	$0.94	$1.07
Net Income per Weighted Average Share, Diluted	$1.75	$2.20	$0.93	$1.06

Weighted Average Shares, Basic	102,277	106,910	100,868	105,995
Weighted Average Shares, Diluted	103,726	108,574	102,384	107,285

Dividends Paid per Common Share	$0.17	$0.17	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	September 30,	October 1,
	2006	2005

Cash Flows from Operating Activities:
Net income	$181,522	$239,073
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	101,146	88,640
Deferred income taxes	(8,504)	1,031
Share-based compensation	19,192	17,899
Tax benefit on exercise of stock options	4,532	6,840
Gain on sale of securities	(3,583)	—
Streamlining initiatives, fixed asset write-downs	13,244	—
Restructuring gain	—	(425)
Other, net	(73)	(17)
Change in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(302,224)	(266,235)
Increase in inventories, net	(123,305)	(105,427)
Increase in other current and non-current assets	(13,033)	(23,529)
Increase in accounts payable	50,585	21,394
Increase in accrued expenses	19,032	8,488
Increase in income taxes payable	23,441	10,053

Net cash used in operating activities	(38,028)	(2,215)

Cash Flows from Investing Activities:
Purchases of investment instruments	(107)	(980)
Proceeds from sales of securities	8,054	—
Purchases of property and equipment	(112,612)	(98,089)
Payments for acquisitions, net of cash acquired	(143,487)	(99,896)
Payments for in-store merchandise shops	(8,953)	(6,966)
Other, net	(465)	2,529

Net cash used in investing activities	(257,570)	(203,402)

Cash Flows from Financing Activities:
Short term borrowings	7,206	54,654
Principal payments under capital lease obligations	(2,524)	(1,445)
Commercial paper, net	232,466	—
Proceeds from exercise of common stock options	35,136	31,076
Purchase of common stock	(174,071)	(105,166)
Dividends paid	(17,394)	(17,978)
Excess tax benefits related to stock options	844	844
Proceeds from issuance of 5% euro Notes	445,099	—
Repayment of 6.625% euro Notes	(449,505)	—
Other, net	323	—

Net cash provided by (used in) financing activities	77,580	(38,015)

Effect of Exchange Rate Changes on Cash	(10,569)	(674)

Net Change in Cash and Cash Equivalents	(228,587)	(244,306)
Cash and Cash Equivalents at Beginning of Period	328,527	385,637

Cash and Cash Equivalents at End of Period	$99,940	$141,331

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
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine months ended September 30, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that the Company test for effectiveness at inception of each hedge and at the end of each reporting period. Any change in ineffectiveness is booked to current period income.
The Company uses foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities. The Company also utilizes interest rate swaps to set the interest

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
component of rent expense on the synthetic lease. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value of the hedging instrument are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of a cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, to Selling, general & administrative expenses (“SG&A”). Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to Cumulative translation adjustment. The Company uses derivative instruments to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed rate long-term debt is carried at its value on date of issuance. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable Securities
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available for sale are included in Accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. Commencing in fiscal 2005, the Company follows the Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (“ARO”) — an interpretation of FASB Statement No. 143,” which requires the Company to recognize a liability for the fair value of a conditional retirement obligation if the fair value can be reasonably estimated. The Company’s AROs are primarily associated with the disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization expense is recorded on a straight-line basis over the life of the lease term.
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
Cash Dividend and Common Stock Repurchase
On October 5, 2006, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, to be paid on December 15, 2006 to stockholders of record at the close of business on November 21, 2006. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of October 27, 2006, the Company had $229.2 million remaining in buyback authorization under its share repurchase programs.
2. ACQUISITIONS
On January 26, 2006, the Company acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009, and 2010. On a preliminary basis, the Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.8 million has been allocated to the value of customer relationships. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $11-20 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, the Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names, as well as goodwill of $13.8 million, are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.7 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $12-15 million. The contingent payment will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
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
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, the Company paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, the Company will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. The Company has recorded the present value of fixed amounts owed ($19.5 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of September 30, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $20-23 million.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 30, 2006 and October 1, 2005 in the Capital in excess of par value, Retained earnings, Unearned compensation expense and Common stock in treasury, at cost, accounts is summarized as follows:

	Capital in		Unearned	Common stock
	excess of par	Retained	compensation	in treasury, at
In thousands	value	earnings	expense	cost
Balance as of December 31, 2005	$187,689	$3,122,487	$—	$(1,450,169)
Net income	—	181,522	—	—
Restricted shares issued, net of cancellations	(6,715)	—	—	5,823
Purchase of common stock	—	—	—	(174,071)
Stock options exercised	21,020	—	—	14,116
Share-based compensation	19,192	—	—	—
Tax benefit on stock options exercised	4,532	—	—	—
Excess tax benefits related to stock options	844	—	—	—
Dividends declared	—	(17,394)	—	—

Balance as of September 30, 2006	$226,562	$3,286,615	$—	$(1,604,301)

	Capital in		Unearned	Common stock
	excess of par	Retained	compensation	in treasury, at
In thousands	value	earnings	expense	cost
Balance as of January 1, 2005	$176,182	$2,828,968	$(36,793)	$(1,269,355)
Net income	—	239,073	—	—
Restricted shares issued, net of cancellations	13,685	—	(19,017)	5,286
Purchase of common stock	—	—	—	(105,166)
Stock options exercised	18,149	—	—	12,927
Stock option expense	4,668	—	—	—
Tax benefit on stock options exercised	6,840	—	—	—
Excess tax benefits related to stock options	844	—	—	—
Dividends declared	—	(23,967)	—	—
Amortization of restricted stock	—	—	13,231	—

Balance as of October 1, 2005	$220,368	$3,044,074	$(42,579)	$(1,356,308)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net income as reported	$181,522	$239,073	$95,170	$113,515
Other comprehensive income (loss), net of tax:
Change in cumulative translation gain (loss)	24,168	(36,292)	(2,792)	579
Change in cumulative translation (loss) gain of net investment hedge	(33,303)	53,384	961	3,679
Changes in unrealized (losses) gains on securities, net of income tax benefit (provision) of $509, $(98), $(164) and $(138), respectively	(924)	187	291	251
Changes in fair value of cash flow hedges, net of income tax benefit (provision) of $40, $(4,613), $(537) and $(764), respectively	39	8,247	1,065	(274)

Total comprehensive income, net of tax	$171,502	$264,599	$94,695	$117,750

Accumulated other comprehensive income (loss) consists of the following:

	September 30,	December 31,	October 1,
In thousands	2006	2005	2005
Cumulative translation adjustment	$(43,684)	$(34,549)	$(37,425)
Unrealized (losses) gains on securities, net of taxes of $264, $(245) and $440, respectively	(490)	434	(808)
Gains on cash flow hedging derivatives, net of taxes of $(247), $(287) and $(234), respectively	416	377	109

Accumulated other comprehensive (loss), net of tax	$(43,758)	$(33,738)	$(38,124)

4. MARKETABLE SECURITIES
During the nine months ended September 30, 2006, the Company sold 341,246 shares of certain equity investments for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to Other income (expense), net upon the sale of the securities. The shares were previously considered available-for-sale and were recorded at fair market value with unrealized gains/losses, net of taxes, reported as a component of Accumulated other comprehensive income (loss).
In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2006 and therefore, no impairment has been recorded.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of available-for-sale marketable securities at September 30, 2006, December 31, 2005 and October 1, 2005:

			Unrealized		Estimated
In thousands		Cost	Gains	Losses	Fair Value
September 30, 2006:	Equity investments	$9,166	$—	$(705)	$8,461
	Other investments	451	—	(48)	403

	Total	$9,617	$—	$(753)	$8,864

December 31, 2005:	Equity investments	$13,530	$2,023	$(1,261)	$14,292
	Other investments	434	—	(88)	346

	Total	$13,964	$2,023	$(1,349)	$14,638

October 1, 2005:	Equity investments	$9,898	$219	$(1,376)	$8,741
	Other investments	428	—	(91)	337

	Total	$10,326	$219	$(1,467)	$9,078

For the nine months ended September 30, 2006, there were realized gains of $3,583,000 on sales of available-for-sale securities. For the three months ended September 30, 2006, there were no realized gains or losses on available-for-sale securities. For the nine and three months ended October 1, 2005, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the nine months ended September 30, 2006 and October 1, 2005 were a loss of $924,000 (net of $503,000 in taxes) and a gain of $187,000 (net of $98,000 in taxes), respectively. The net adjustments to unrealized holdings gains and losses on available-for-sale securities for the three months ended September 30, 2006 and October 1, 2005 were gains of $283,000 (net of $171,000 in taxes) and $251,000 (net of $137,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).
5. INVENTORIES, NET
Inventories consist of the following:

	September 30,	December 31,	October 1,
In thousands	2006	2005	2005
Raw materials	$30,342	$34,512	$33,115
Work in process	17,866	9,298	19,972
Finished goods	627,452	492,486	583,664

Total	$675,660	$536,296	$636,751

6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	September 30,	December 31,	October 1,
In thousands	2006	2005	2005
Land and buildings	$142,384	$140,961	$139,993
Machinery and equipment	381,690	358,914	365,545
Furniture and fixtures	250,640	216,911	203,090
Leasehold improvements	443,139	397,946	389,674

	1,217,853	1,114,732	1,098,302

Less: Accumulated depreciation and amortization	696,212	620,039	621,018

Total property and equipment, net	$521,641	$494,693	$477,284

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

	Estimated	September 30,	December 31,	October 1,
In thousands	Lives	2006	2005	2005
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$32,449	$32,449	$42,849
Owned trademarks	20 years	7,600	7,600	7,500
Customer relationships	5-25 years	46,082	40,184	28,100
Merchandising rights	4 years	54,131	49,460	59,591

Subtotal		$140,262	$129,693	$138,040

Accumulated Amortization:
Licensed trademarks		$(13,484)	$(11,697)	$(20,774)
Owned trademarks		(657)	(372)	(273)
Customer relationships		(5,840)	(2,960)	(2,414)
Merchandising rights		(27,185)	(18,590)	(37,856)

Subtotal		$(47,166)	$(33,619)	$(61,317)

Net:
Licensed trademarks		$18,965	$20,752	$22,075
Owned trademarks		6,943	7,228	7,227
Customer relationships		40,242	37,224	25,686
Merchandising rights		26,946	30,870	21,735

Total amortized intangible assets, net		$93,096	$96,074	$76,723

Unamortized intangible assets:
Owned trademarks		$250,452	$235,943	$216,356

Total intangible assets		$343,548	$332,017	$293,079

The Company completed its annual impairment tests as of the first day of the third quarter of fiscal 2005. No impairment was recognized at that date. The Company is currently performing its annual impairment analysis as of the first day of the third quarter 2006. No impairment is expected to be recorded as a result of this evaluation. Intangible amortization expense was $14.3 million and $13.0 million for the nine months ended September 30, 2006 and October 1, 2005, respectively, and $4.8 million and $4.2 million for the three months ended September 30, 2006 and October 1, 2005, respectively.
The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2006	$18.6
2007	17.4
2008	14.9
2009	11.8
2010	7.7

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Wholesale	Wholesale
In thousands	Apparel	Non-Apparel	Total
Balance, December 31, 2005	$848,970	$9,595	$858,565
Additional purchase price of C & C	16,981	—	16,981
Additional purchase price of prAna	10,801	—	10,801
Additional purchase price of Juicy Couture	80,345	—	80,345
Other	(3,445)	—	(3,445)
Translation difference	3,431	—	3,431

Balance, September 30, 2006	$957,083	$9,595	$966,678

There is no goodwill related to the Company’s retail segment.
8. DEBT
On August 7, 2001, the Company issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) 6.625% Notes that matured on August 7, 2006 (the “Eurobonds”). The Eurobonds were listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds was being paid on an annual basis. These bonds were designated as a hedge of the Company’s net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Eurobonds were classified as Long-term debt as the Company had the intent and ability to refinance the Eurobonds on a long-term basis.
On July 6, 2006, the Company completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013 and the net proceeds of the offering were used to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of the Company’s net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Notes are classified as Long-term debt. The fair value of the Notes was 356.0 million euro as of September 30, 2006.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants as of September 30, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At September 30, 2006, the Company had $233.2 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2006, December 31, 2005 and October 1, 2005, the Company had lines of credit aggregating $610 million, $567 million and $569 million, respectively, which were primarily available to cover trade letters of credit. At September 30, 2006, December 31, 2005 and October 1, 2005, the Company had outstanding trade letters of credit of $282 million, $298 million and $245 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
The Company’s Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $176 million (based on the exchange rates as of September 30, 2006), which is included in the aforementioned $610 million available lines of credit. As of September 30, 2006, a total of $55.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.72%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007. These lines are guaranteed by the Company. Most of the Company’s debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.
9. COMMITMENTS AND CONTINGENCIES
On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75 percent of the $63.7 million project costs. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. The Company selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with the Company or any of its employees, directors or affiliates, and the Company’s transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A in the Condensed Consolidated Statements of Income. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third-party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.
The Company intends to enter a new synthetic lease for a five-year period in an amount not to exceed $34 million. This transaction will be completed on or about November 22, 2006 for the land and building associated with the warehouse and distribution facilities in Ohio and Rhode Island.
The Company has not entered into any other off-balance sheet arrangements.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. (see Notes 11 and 25 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K).

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. STREAMLINING INITIATIVES
2006 Actions
On February 7, 2006, the Company announced that it is streamlining its operations and redeploying resources to more efficiently manage its multi-brand and multi-channel portfolio, more closely align its business with customer and consumer needs and better capitalize on the compelling growth opportunities across a number of its brands. For the nine and three months ended September 30, 2006, the Company recorded $49.6 million ($31.1 million after-tax) and $12.9 million ($8.2 million after-tax), respectively, related to this initiative.
As of September 30, 2006, the Company has revised the total estimated expense relating to this initiative to $80 million (from $60 million), including $49 million of payroll and related costs, $10 million of lease termination costs, $16 million of fixed asset write-downs and disposals and $5 million of other costs. Approximately $16 million of these charges are expected to be non-cash. The Company estimates that it will incur approximately $30 million in the fourth quarter of 2006 related to this initiative.
As a result of this new organizational structure, the Company expects a net reduction of approximately 600 positions, or about 4% of its global work force. Fourth quarter activity will primarily relate to additional real estate and format rationalization opportunities in our retail businesses as well as additional organizational realignment opportunities in our international businesses.
For the nine and three months ended September 30, 2006, these expenses primarily recorded in SG&A in the Condensed Consolidated Statements of Income, impacted business segments as follows:

	Nine Months Ended	Three Months Ended
In thousands	September 30, 2006	September 30, 2006
Wholesale Apparel	$35,132	$11,810
Wholesale Non-Apparel	5,403	165
Retail	9,053	965

Total	$49,588	$12,940

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total
2006 provision	$27,979	$3,351	$13,244	$5,014	$49,588
2006 fixed asset write-downs	—	—	(13,244)	—	(13,244)
Translation difference	(1)	(7)	—	6	(2)
2006 spending	(25,672)	(1,382)	—	(5,000)	(32,054)

Balance at September 30, 2006	$2,306	$1,962	$—	$20	$4,288

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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in the restructuring reserves is as follows:

Operating &
Administrative
In thousands	Exit Costs
Balance at December 31, 2005	$1,016
Spending for nine months ended September 30, 2006	(1,035)
Translation difference	19

Balance at September 30, 2006	$—

11. EARNINGS PER COMMON SHARE
The following is an analysis of the differences between basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Nine Months Ended
	September 30, 2006			October 1, 2005
		Weighted	Net Income		Weighted	Net Income
		Average	per Common		Average	per Common
In thousands except per share data	Net Income	Shares	Share	Net Income	Shares	Share
Basic	$181,522	102,277	$1.77	$239,073	106,910	$2.24
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,449	(0.02)	—	1,664	(0.04)

Diluted	$181,522	103,726	$1.75	$239,073	108,574	$2.20

	Three Months Ended
	September 30, 2006			October 1, 2005
		Weighted	Net Income		Weighted	Net Income
		Average	per Common		Average	per Common
In thousands except per share data	Net Income	Shares	Share	Net Income	Shares	Share
Basic	$95,170	100,868	$0.94	$113,515	105,995	$1.07
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,516	(0.01)	—	1,290	(0.01)

Diluted	$95,170	102,384	$0.93	$113,515	107,285	$1.06

Options to purchase 2,472,503 and 22,000 shares of common stock were outstanding as of September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.
12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the nine months ended September 30, 2006, the Company made income tax payments of $87,415,000 and interest payments of $33,479,000. During the nine months ended October 1, 2005, the Company made income tax payments of $117,827,000 and interest payments of $31,442,000. During the three months ended September 30, 2006, the Company made income tax payments of $28,684,000 and interest payments of $31,870,000. During the

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three months ended October 1, 2005, the Company made income tax payments of $19,588,000 and interest payments of $29,982,000.
13. SEGMENT REPORTING
The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s specialty retail stores, outlet stores, concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is not allocated to any of the specified operating segments, but is rather included in the line “Sales from external customers” under the caption “Corporate/Eliminations.”
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

	For the Nine Months Ended September 30, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total
NET SALES:
Total net sales	$2,344,906	$521,699	$932,712	$(133,567)	$3,665,750
Intercompany sales	(143,193)	(23,917)	—	167,110	—

Sales from external customers	$2,201,713	$497,782	$932,712	$33,543	$3,665,750

% to total	60.1%	13.6%	25.4%	0.9%	100.0%

OPERATING INCOME:
Total operating income	$219,294	$73,649	$3,780	$16,425	$313,148
Intercompany segment operating (income) loss	(5,958)	(4,213)	—	10,171	—

Segment operating income from external customers	$213,336	$69,436	$3,780	$26,596	$313,148

% of sales	9.7%	13.9%	0.4%	79.3%	8.5%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended October 1, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total
NET SALES:
Total net sales	$2,438,849	$494,520	$839,767	$(124,971)	$3,648,165
Intercompany sales	(138,647)	(18,019)	—	156,666	—

Sales from external customers	$2,300,202	$476,501	$839,767	$31,695	$3,648,165

% to total	63.0%	13.1%	23.0%	0.9%	100.0%

OPERATING INCOME:
Total operating income (loss)	$294,259	$81,629	$24,406	$(5,054)	$395,240
Intercompany segment operating (income) loss	(23,558)	(5,935)	—	29,493	—

Segment operating income from external customers	$270,701	$75,694	$24,406	$24,439	$395,240

% of sales	11.8%	15.9%	2.9%	77.1%	10.8%

	For the Three Months Ended September 30, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total
NET SALES:
Total net sales	$884,914	$216,897	$330,684	$(62,984)	$1,369,511
Intercompany sales	(64,017)	(10,706)	—	74,723	—

Sales from external customers	$820,897	$206,191	$330,684	$11,739	$1,369,511

% to total	59.9%	15.1%	24.1%	0.9%	100.0%
OPERATING INCOME:
Total operating income (loss)	$116,672	$41,091	$(2,237)	$5,464	$160,990
Intercompany segment operating (income) loss	(1,959)	(2,005)	—	3,964	—

Segment operating income (loss) from external customers	$114,713	$39,086	$(2,237)	$9,428	$160,990

% of sales	14.0%	19.0%	(0.7%)	80.3%	11.8%

	For the Three Months Ended October 1, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total
NET SALES:
Total net sales	$885,744	$206,912	$289,823	$(45,825)	$1,336,654
Intercompany sales	(48,404)	(8,453)	—	56,857	—

Sales from external customers	$837,340	$198,459	$289,823	$11,032	$1,336,654

% to total	62.6%	14.9%	21.7%	0.8%	100.0%

OPERATING INCOME:
Total operating income	$125,913	$51,218	$5,315	$2,003	$184,449
Intercompany segment operating (income) loss	(4,075)	(2,123)	—	6,198	—

Segment operating income from external customers	$121,838	$49,095	$5,315	$8,201	$184,449

% of sales	14.6%	24.7%	1.8%	74.3%	13.8%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,	October 1,
In thousands	2006	2005	2005
SEGMENT ASSETS:
Wholesale Apparel	$2,723,310	$2,502,783	$2,526,671
Wholesale Non-Apparel	275,531	149,397	235,023
Retail	838,856	759,871	774,504
Corporate	78,445	151,924	161,629
Eliminations	(353,443)	(411,939)	(424,810)

Total assets	$3,562,699	$3,152,036	$3,273,017

GEOGRAPHIC DATA:

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
NET SALES:
Domestic	$2,631,620	$2,712,929	$962,239	$984,485
International	1,034,130	935,236	407,272	352,169

Total net sales	$3,665,750	$3,648,165	$1,369,511	$1,336,654

OPERATING INCOME:
Domestic	$246,494	$321,334	$112,941	$140,097
International	66,654	73,906	48,049	44,352

Total operating income	$313,148	$395,240	$160,990	$184,449

	September 30,	December 31,	October 1,
In thousands	2006	2005	2005
TOTAL ASSETS:
Domestic	$2,876,635	$1,955,142	$2,037,169
International	686,064	1,196,894	1,235,848

Total assets	$3,562,699	$3,152,036	$3,273,017

14. DERIVATIVE INSTRUMENTS
At September 30, 2006, the Company had various Canadian currency collars outstanding with a notional amount of $5.3 million, maturing through December 2006 and with contract rates ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 24.9 million Hong Kong dollars, maturing through December 2006 and with contract rates ranging between 6.5020 and 6.9348 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 201.5 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 8.7500 and 10.2000 Hong Kong dollars per euro. The Company had $21 million in Canadian currency collars and 325 million Hong Kong dollars in euro currency collars at year-end 2005, and $18 million in Canadian currency collars, $17 million in euro currency collars and 217 million Hong Kong dollars in euro currency collars at October 1, 2005. At the end of the third quarter of 2006, the Company also had forward contracts maturing through November 2007, to sell 0.9 million Canadian dollars for 6.0 million Hong Kong dollars and to sell 37.9 million euro for 379.8 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the third quarter of 2006 was approximately $49.5 million, as compared with approximately $67.5 million at year-end 2005 and approximately $81.3 million at the end of the third quarter of 2005. Unrealized gains for outstanding foreign exchange forward contracts and currency options were approximately $0.3 million at the end of the third quarter of

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2006, $0.7 million at year-end 2005 and were mostly offset at the end of the third quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the nine months ended September 30, 2006. Approximately $0.6 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the synthetic lease agreement, the Company entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized currently in earnings, was not material for the nine months ended September 30, 2006.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as a net investment hedge. As a result, any foreign currency gains and losses resulting from the euro-denominated bonds discussed above is accounted for as a component of Accumulated other comprehensive income (loss). The unrealized (loss) gain recorded to Cumulative translation adjustment was $(33.3) million and $53.0 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The unrealized gains recorded to Cumulative translation adjustment were $1.0 million and $1.5 million for the quarters ended September 30, 2006 and October 1, 2005, respectively.
On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. The increase in interest expense recorded at settlement of this swap was not material for the nine and three months ended September 30, 2006.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 8 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount is currently recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the three months ended September 30, 2006.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three-year vesting period with a contractual term of 7-10 years. Since July 3, 2005, the Company has not changed the terms of any outstanding awards.
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the table below represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2005 and 2006. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.
Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The following table details the effect on net income and earnings per share “as reported” as if compensation expense had been recorded in the nine and three month periods in 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net income and earnings per share for the nine months ended September 30, 2006 and the three months ended September 30, 2006 and October 1, 2005, respectively, are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123(R).

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 30,	October 1,	September 30,	October 1,
In thousands except per common share data	2006	2005	2006	2005

Net income as reported	$181,522	$239,073	$95,170	$113,515
Add: Share-based employee compensation expense included in reported net income, net of taxes ($7,292 and $6,336 for the nine months ended and $2,969 and $3,190 for the three months ended, respectively)	11,899	11,563	5,142	5,821
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(11,899)	(19,496)	(5,142)	(5,821)

Pro forma	$181,522	$231,140	$95,170	$113,515

Basic earnings per share:
As reported	$1.77	$2.24	$0.94	$1.07
Pro forma	$1.77	$2.16	$0.94	$1.07
Diluted earnings per share:
As reported	$1.75	$2.20	$0.93	$1.06
Pro forma	$1.75	$2.14	$0.93	$1.06

*	“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($7,292 and $10,683 for the nine months ended September 30, 2006 and October 1, 2005, respectively, and $2,969 and $3,190 for the three months ended September 30, 2006 and October 1, 2005, respectively).

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
Binomial Lattice Valuation Assumptions:	2006	2005

Weighted-average fair value of options granted	$9.60	$12.92
Expected volatility	23.1% to 39.5%	28.8% to 42%
Weighted-average volatility	24.4%	29.4%
Expected term (in years)	4.4	5.2
Dividend yield	0.61%	0.55%
Risk-free rate	4.4% to 4.8%	3.2% to 4.6%
Expected annual forfeiture	7.05%	9.3%
Stock Options
A summary of award activity under the stock option plans as of September 30, 2006 and changes during the nine month period are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 31, 2005	7,923,930	$30.70	6.9	$68,637
Granted	586,774	36.69
Exercised	(1,310,011)	27.07
Cancelled	(502,089)	35.65

Outstanding at September 30, 2006	6,698,604	$31.56	6.5	$63,091

Exercisable at September 30, 2006	4,709,091	$28.89	5.8	$56,956

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and October 1, 2005 were $15.3 million and $17.4 million, respectively.
As of September 30, 2006, there were 1,989,513 stock options that were unvested. The weighted average grant date fair value per award for nonvested stock options was $11.70.
As of September 30, 2006, there was $7.7 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the stock option plans. That expense is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the nine month periods ended September 30, 2006 and October 1, 2005 was $20.7 million and $27.4 million, respectively.
Restricted Stock
A summary of award activity under the restricted stock plans as of September 30, 2006 and changes during the nine month period, are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	1,228,619	$37.88
Granted	806,729	36.00
Vested	(64,570)	33.51
Cancelled	(282,808)	37.40

Outstanding at September 30, 2006	1,687,970	$37.23

As of September 30, 2006, there was $34.6 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the restricted stock plans. That expense is expected to be

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was $2.2 million.
16. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No.158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, the Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
On April 13, 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. The Company adopted the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. The implementation did not have an effect on the Company’s results of operations or financial position.
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
On October 6, 2005, the FASB issued FSP No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted FSP No. FAS 13-1 on January 1, 2006

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and expects that the impact of this FSP will decrease net income by approximately $4-5 million for the fiscal year ending December 30, 2006.
17. SUBSEQUENT EVENT
On October 16, 2006, the Company announced that William L. McComb, Company Group Chairman at Johnson & Johnson, has been appointed Chief Executive Officer and a member of the Board of Directors, effective November 6, 2006. Mr. McComb will succeed Paul R. Charron as Chief Executive Officer of the Company. Mr. Charron will remain Chairman through the end of 2006 and will become Chairman Emeritus as of January 1, 2007. He will also provide consulting services to the Company through 2007. The Company also announced that Kay Koplovitz, a member of the Board of Directors since 1992, has been appointed non-executive Chairman of the Board of Directors, effective January 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
•	Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), CITY UNLTD., INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, BELONGINGS, CRAZY HORSE, FIRST ISSUE, METROCONCEPTS, STAMP 10, TINT and VILLAGER), moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES), contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENZIE, KENZIEGIRL and LAUNDRY BY SHELLI SEGAL) and our active wear (prAna) businesses, as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•	Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI and MARVELLA labels and our licensed KENNETH COLE label.

•	Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 330 outlet stores, 368 specialty retail stores and 631 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory) and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE and YZZA.
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
Consumers are continuing to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and unknown impacts of the ongoing retail industry consolidation, including the post-merger integration and rationalization of Federated Department Stores and May Company, the uncertainty regarding the Sears apparel business and internal distractions of certain other retailers, present a multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment adversely impacts our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses, including the further expansion into specialty retail where we plan to open approximately 90 new domestic and international specialty retail locations in 2006. In addition, we are developing strategies and initiatives to address those businesses that are underperforming to be more responsive to our customers.
On February 7, 2006, the Company announced that it is streamlining its operations and redeploying resources to more efficiently manage its multi-brand and multi-channel portfolio, more closely align its business with customer and consumer needs and better capitalize on the compelling growth opportunities across a number of its brands. For the nine and three months ended September 30, 2006, we recorded $49.6 million ($31.1 million after-tax) and $12.9 million ($8.2 million after-tax), respectively, related to this initiative.
As of September 30, 2006 we have revised the total estimated expense relating to this initiative to $80 million (from $60 million), including $49 million of payroll and related costs, $10 million of lease termination costs, $16 million of fixed asset write-downs and disposals and $5 million of other costs. Approximately $16 million of these charges are expected to be non-cash. We estimate that we will incur approximately $30 million in the fourth quarter of 2006 related to this initiative.
As a result of this new organizational structure, we expect a net reduction of approximately 600 positions, or about 4% of its global work force. Fourth quarter activity will primarily relate to additional real estate and format rationalization opportunities in our retail businesses as well as additional organizational realignment opportunities in our international businesses.
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
We have also diversified geographically; with our international operations representing over 28.2% of total Company net sales for the year-to-date period ended September 30, 2006. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio and evaluate business development opportunities in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives.
In summary, our success in the future will depend on our ability to continue to design and execute products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis and to leverage our technology competencies. We remain convinced that a multi-brand, multi-channel strategy speaks to our vision to support future and sustained growth.
On October 16, 2006, we announced that William L. McComb, Company Group Chairman at Johnson & Johnson, has been appointed Chief Executive Officer and a member of the Board of Directors, effective November 6, 2006. Mr. McComb will succeed Paul R. Charron as Chief Executive Officer of the Company. Mr. Charron will remain Chairman through the end of 2006 and will become Chairman Emeritus as of January 1, 2007. He will also provide consulting services to us through 2007. We also announced that Kay Koplovitz, a member of the Board of Directors since 1992, has been appointed non-executive Chairman of the Board of Directors, effective January 1, 2007.
Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2005 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A- Risk Factors.”

Overall Results for the Nine Months Ended September 30, 2006
Net Sales
Net sales for the first nine months of 2006 were $3.666 billion, an increase of $17.6 million over net sales for the first nine months of 2005. The sales results reflect increased sales in our accessories businesses, our direct to consumer retail businesses and our European wholesale businesses, as well as the inclusion of our recently acquired prAna and Mac & Jac businesses, partially offset by a decrease in our domestic wholesale apparel businesses primarily resulting from decreases in our LIZ CLAIBORNE, DANA BUCHMAN, SIGRID OLSEN, ELLEN TRACY and Men’s apparel businesses. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses, increased sales by approximately $4.2 million during the first nine months of 2006.
Gross Profit and Net Income
Our gross profit increased slightly in the nine months of 2006 reflecting the impact of a changing mix within our portfolio, primarily due to an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average. Overall net income decreased to $181.5 million in the first nine months of 2006 from $239.1 million in 2005, reflecting in part approximately $17.6 million of after-tax expenses associated with our streamlining initiatives, as well as the impact of decreased sales in our domestic wholesale businesses.
Balance Sheet
We ended the third quarter of 2006 with $108.8 million in cash and marketable securities, compared to $150.4 million at the end of the third quarter of 2005, and with $733.1 million of debt outstanding, compared to $538.2 million at the end of the third quarter of 2005. This $236.5 million increase in our net debt position over the last twelve months is primarily attributable to $267.1 million in share repurchases, $175.4 million in capital and in-store expenditures, $183.4 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $21.8 million), partially offset by cash flow from operations for the last twelve months of $404.7 million. We ended the third quarter of 2006 with $2.042 billion in stockholders’ equity, giving us a total debt to total capital ratio of 26.4% at the end of the third quarter of 2006, compared to 21.2% at the end of the third quarter of 2005. We ended the third quarter of 2006 with approximately $229.2 million remaining on our share repurchase authorization.
International Operations
In the first nine months of 2006, international sales represented 28.2% of our overall sales, as compared to 25.6% in the first nine months of 2005. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe business and from the continued growth in a number of our current domestic brands in Europe including LUCKY BRAND, JUICY COUTURE AND ENYCE. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. Sales in the first nine months of 2006 were $4.2 million higher due to the impact of foreign currency exchange rates. The strengthening of the Canadian dollar against the U.S. dollar has positively impacted the results in our Canadian businesses. The decline in the euro has reduced our sales results and earnings in light of the growth of our MEXX Europe business. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Recent Acquisitions
On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited which collectively design, market and sell the Mac & Jac, Kenzie and Kenziegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, plus contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006,

2008, 2009, and 2010. On a preliminary basis, we allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.8 million has been allocated to the value of customer relationships. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $11-20 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment, the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) plus contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $47-53million. The contingent payments will be accounted for as additional purchase price when paid. On a preliminary basis, we allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names, as well as goodwill of $13.8 million, are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to our consolidated results.
On January 6, 2005, we acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of an initial payment of $29.2 million, including fees, plus contingent payments based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and was accounted for as additional purchase price. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.7 million is deemed to have an indefinite life and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $12-15 million. The contingent payment will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling price of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
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
On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand line of women’s and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, plus a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 17, 2006 and January 28, 2005, we paid $10.0 million and $35.0 million, respectively, for 1.9 percent and 8.25 percent, respectively of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2007 and 2008, we will acquire 1.5 percent and 1.1 percent of the equity interest of Lucky Brand for payments of $10.0 million each. We recorded the present value of fixed amounts owed ($19.5 million) as an increase in Accrued Expenses and Other Non-Current Liabilities. As of September 30, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $20-23 million.
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
Since July 3, 2005, we recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. We have migrated our equity-based management compensation program toward an emphasis on restricted stock and away from stock options issuing restricted shares to a larger group of employees commencing in 2005. We expensed $6.9 million and $2.0 million of restricted stock awards in the first nine months and third quarter of 2006, respectively, for awards issued in 2005 and March 2006. As of September, 2006, approximately $34.6 million of restricted stock awards will be expensed through 2010. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25 and related Interpretations in accounting for our stock-based compensation plans; all employee stock options were granted at or above the grant date market price and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In the first nine months and third quarter of 2006, we expensed $9.2 million and $2.9 million, respectively, related to stock options. As of September 30, 2006, approximately $7.7 million of outstanding stock option awards will be expensed through 2009.
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
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 2005
The following table sets forth our operating results for the three months ended September 30, 2006 (comprised of 13 weeks) compared to the three months ended October 1, 2005 (comprised of 13 weeks):

	Three months ended		Variance
	September 30,	October 1,
Dollars in millions	2006	2005	$	%
Net Sales	$1,369.5	$1,336.7	$32.8	2.5%

Gross Profit	649.1	634.5	14.6	2.3%

Selling, general & administrative expenses	488.1	450.2	37.9	8.4%

Restructuring (gain)	0.0	(0.2)	0.2	100.0%

Operating Income	161.0	184.5	(23.5)	(12.7%)

Other income (expense), net	0.0	(0.5)	0.5	100.0%

Interest expense, net	(10.9)	(8.3)	(2.6)	(31.3%)

Provision for income taxes	54.9	62.2	(7.3)	(11.7%)

Net Income	$95.2	$113.5	$(18.3)	(16.1%)
Net Sales
Net sales for the third quarter of 2006 were $1.370 billion, an increase of $32.8 million, or 2.5%, over net sales for the third quarter of 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro, in our international businesses, increased net sales by approximately $19.3 million in the third quarter. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales were $820.9 million decreasing $16.4 million, or 2.0%, as a result of:
-	A $35.4 million net decrease across our Wholesale Apparel businesses primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”) and decreases in our CRAZY HORSE women’s (resulting from lower volume due to reduced demand), ELLEN TRACY and DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), SIGRID OLSEN (resulting from lower volume due to reduced distribution and reduced demand as well as the discontinuation of special sizes), CITY UNLTD. (due to the planned discontinuance of this brand in the department store channel) and AXCESS men’s (due to reduced demand and the licensing out of our dress shirts business), partially offset by growth in our MEXX Europe business (due to volume growth primarily in France, Eastern Europe and new specialty retail customers), DKNY® Jeans women’s (due to volume growth in petite sizes and additional points of sale), C & C CALIFORNIA (due to increased demand) and the launch of STAMP 10;

-	The inclusion of the 2005 reimbursement of $12.3 million from a customer of improperly collected markdown allowances, partly offset by;

-	The impact of $20.3 million of sales from our acquired prAna and MAC & JAC businesses; and

-	An $11.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
•	Wholesale Non-Apparel net sales increased $7.7 million, or 3.9%, to $206.2 million reflecting:
-	A $5.8 million net increase in our accessories businesses resulting primarily from increases in our JUICY COUTURE, LUCKY BRAND, SIGRID OLSEN and LAUNDRY businesses, partially offset by decreases in our department store jewelry businesses; and

-	A $2.0 million increase in our cosmetics business primarily resulting from the launch of our new LUCKY BRAND, JUICY COUTURE and ELLEN TRACY fragrances, partly offset by reduced sales of our SOUL by CURVE fragrance, (launched in the third quarter of 2005).

-	The impact of foreign currency exchange rates was not material in this segment.
•	Retail net sales increased $40.9 million, or 14.1%, to $330.7 million. The increase reflected the following:
-	A $32.8 million net increase driven by the net addition over the last 12 months of 59 specialty retail and 14 outlet stores, reflecting in part the opening of 33 LUCKY BRAND, 17 SIGRID OLSEN, and 11 JUICY COUTURE specialty retail stores, and 11 MEXX and 14 LIZ CLAIBORNE outlet stores in the United States, Canada and Europe;

-	An $8.1 million increase resulting from the impact of foreign currency exchange rates, in our international businesses; and

-	Comparable store sales in our Company-operated stores increased by 2.6% overall, primarily the result of a 2.9% increase in our Specialty Retail business and a 2.3% increase in our Outlet business.
We ended the quarter with a total of 330 Outlet stores, 368 Specialty Retail stores and 631 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size, and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.
•	Corporate net sales, consisting of licensing revenue, increased $0.7 million to $11.7 million as a result of revenues from new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic net sales decreased by $22.2 million, or 2.3%, to $962.2 million, reflecting the continued declines in our domestic wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $55.1 million, or 15.7%, to $407.3 million. The international increase reflected the results of our MEXX Europe business; the impact of currency exchange rates increased international sales by approximately $19.3 million.
Gross Profit
Gross profit increased $14.6 million, or 2.3%, to $649.1 million in the third quarter of 2006 over the third quarter of 2005. Gross profit in 2005 included the reimbursement of $12.3 million from a customer of improperly collected markdown allowances. Gross profit increased approximately $10.8 million due to the impact of foreign currency exchange rates in our international businesses. Gross profit as a percent of net sales decreased to 47.4% in 2006 from 47.5% in 2005, reflecting the 2005 reimbursement from a customer mentioned above and decreased gross profit rates in our wholesale non-apparel and retail segments, partially offset by an increased gross profit rate in our wholesale apparel segment and the impact of a changing mix within our portfolio. The change in mix primarily reflects an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses
SG&A increased $37.9 million, or 8.4%, to $488.1 million in the third quarter of 2006 over the third quarter of 2005 and as a percent of net sales increased to 35.6% from 33.7%. The SG&A increase reflected the following:
•	The inclusion of $8.1 million of expenses from our acquired prAna and MAC & JAC businesses;

•	A $24.0 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	An $8.5 million increase due to the impact of foreign currency exchange rates, in our international businesses;

•	$12.8 million of expenses primarily lease termination costs and fixed asset write-downs, offset by savings of $12.3 million associated with our streamlining initiatives;

•	$5.9 million of reinvestment in marketing and in-store activities of realized savings from our growth initiative; and

•	A $9.1 million net decrease in wholesale and corporate expenses.
The SG&A rate primarily reflected net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our retail segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our wholesale apparel segment, which runs at a lower SG&A rate than the Company average.
Operating Income
Operating income for the third quarter of 2006 was $161.0 million, a decrease of $23.5 million, or 12.7%, compared to last year. Operating income as a percent of net sales decreased to 11.8% in 2006 compared to 13.8% in 2005. The decrease is primarily attributable to expenses associated with retail expansion, $12.9 million of expenses associated with our business streamlining initiatives discussed above, $5.9 million of reinvestment in marketing and in-store activities, the impact of the 2005 reimbursement of $12.3 million from a customer of improperly collected markdown allowances and the impact of reduced wholesale apparel sales, partially offset by $13.3 million of savings resulting from the initiatives discussed above. The impact of foreign currency exchange rates in our international businesses added $2.3 million to operating income for the quarter. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $114.7 million (14.0% of net sales) in 2006 compared to $121.8 million (14.6% of net sales) in 2005, principally reflecting reduced income in our DANA BUCHMAN, SIGRID OLSEN, CRAZY HORSE women’s, JUICY COUTURE and LUCKY BRAND wholesale apparel businesses and associated with our streamlining initiatives, as well as the impact of the 2005 reimbursement of $12.3 million from a customer of improperly collected markdown allowances, partly offset by increased income in our DKNY® Jeans women’s, LAUNDRY, ENYCE, MEXX Europe, and LIZ CLAIBORNE businesses.

•	Wholesale Non-Apparel operating income was $39.1 million (19.0% of net sales) in 2006 compared to $49.1 million (24.7% of net sales) in 2005, principally reflecting reduced income in our Cosmetics (due to expenses related to the launch of our new JUICY COUTURE and LUCKY BRAND fragrances) and MONET jewelry businesses, as well as expenses associated with our streamlining initiatives, partly offset by increases in our fashion accessories business.

•	Retail operating loss was ($2.2) million ((0.7)% of net sales) in 2006 compared to operating income of $5.3 million (1.8% of net sales) in 2005, principally reflecting decreased income in our European retail business, reduced income in our outlet business, $3.6 million of net expenses (before reinvestment) associated with our streamlining initiatives and approximately $1.7 million of construction period rent resulting from our adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1, partially offset by increased operating profit in our Canadian retail business.

•	Corporate operating income, primarily consisting of licensing operating income, increased $1.2 million to $9.4 million as a result of increased revenues from our new licenses and growth from our existing license portfolio, as well as expense reductions.
Viewed on a geographic basis, Domestic operating income decreased by $27.2 million, or 19.4%, to $112.9 million, predominantly reflecting the reduced income in our domestic wholesale apparel and outlet businesses and the expenses associated with our streamlining initiatives. International operating profit increased $3.7 million or 8.3% to $48.0 million. The international increase reflected the increased profitability in our European retail business.
Other Income (Expense), Net
Other income (expense), net in the third quarter of 2006 was $0.02 million of income compared to $0.5 million of expense in the third quarter of 2005. In 2006, net other income (expense) was principally comprised of $0.2 million of minority interest. In 2005, net other income (expense) was principally comprised of $0.4 million of minority interest expense.
Interest Expense, Net
Net interest expense in the third quarter of 2006 was $10.9 million compared to $8.3 million in the third quarter of 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $1.7 million and $0.6 million of interest income in third quarter of 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in the third quarter of 2006 increased to 36.6% from 35.4% in the prior year period primarily due a shift in earnings to jurisdictions with higher statutory tax rates.
Net Income
Net income in the third quarter of 2006 decreased to $95.2 million, or 6.9% of net sales, from $113.5 million in the third quarter of 2005, or 8.5% of net sales. The impact of the 2005 reimbursement from a customer of improperly collected markdown allowances was approximately $0.07. Diluted earnings per common share (“EPS”) decreased to $0.93 in 2006, from $1.06 in 2005, a 12.3% decrease.
Average diluted shares outstanding decreased by 4.9 million shares to 102.4 million in the third quarter of 2006 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during the third quarter of 2006 and over the last twelve months did not have a material impact on EPS in the third quarter.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 2005
The following table sets forth our operating results for the nine months ended September 30, 2006 (comprised of 39 weeks) compared to the nine months ended October 1, 2005 (comprised of 39 weeks):

	Nine months ended		Variance
	September 30,	October 1,
Dollars in millions	2006	2005	$	%

Net Sales	$3,665.8	$3,648.2	$17.6	0.5%

Gross Profit	1,741.6	1,722.1	19.5	1.1%

Selling, general & administrative expenses	1,428.5	1,327.1	101.4	7.6%

Restructuring (gain)	0.0	(0.2)	0.2	100.0%

Operating Income	313.1	395.2	(82.1)	(20.8%)

Other income (expense), net	3.1	(1.5)	4.6	306.7%

Interest expense, net	(26.6)	(23.6)	(3.0)	(12.7%)

Provision for income taxes	108.1	131.0	(22.9)	(17.5%)

Net Income	$181.5	$239.1	$(57.6)	(24.1%)
Net Sales
Net sales for the first nine months of 2006 were $3.666 billion, an increase of $17.6 million, or 0.5%, as compared to net sales for the first nine months of 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses, increased sales by approximately $4.2 million, or 0.1%. Net sales results for our business segments are provided below:

•	Wholesale Apparel net sales were $2.202 billion, reflecting a decrease of $98.5 million, or 4.3%, as a result of:
-	A $150.7 million net decrease across our comparable Wholesale Apparel businesses primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), decreases in our CRAZY HORSE women’s (resulting from lower volume due to reduced demand), CLAIBORNE (due to lower unit volume), ELLEN TRACY and DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), LUCKY BRAND (due to lower unit volume related to a change in specialty retail strategy) and SIGRID OLSEN (resulting from lower volume due to reduced demand) businesses, partially offset by growth in our MEXX Europe (due to volume growth primarily in France, Eastern Europe and new specialty retail customers), DKNY® Jeans women’s (due to volume growth in petite sizes), ENYCE (due to timing of shipments and increased distribution), moderate businesses (due to higher unit volume, most notably growth in our J.H. COLLECTIBLES and TAPEMEASURE due to higher unit volume among existing customers and the addition of new retail customers) and the recent launch of STAMP 10; and

-	The inclusion of $52.2 million of sales from our acquired prAna and MAC & JAC businesses.

-	The impact of foreign currency exchange rates in our international businesses was not material.
•	Wholesale Non-Apparel net sales increased $21.3 million, or 4.5%, to $497.8 million.
-	An $18.7 million increase compared to 2005, in our accessories businesses resulting primarily from increases in our AXCESS, JUICY COUTURE, LUCKY BRAND, SIGRID OLSEN, and LAUNDRY businesses, partly offset by declines in our department store jewelry businesses; and

-	A $2.6 million increase compared to 2005, in our cosmetics business (excluding sales to the off-price channel) primarily resulting from the launch of our ELLEN TRACY and New LUCKY BRAND fragrances.

-	The impact of foreign currency exchange rates in our international business was not material in this segment.
•	Retail net sales increased $92.9 million, or 11.1%, to $932.7 million. The increase reflected the following:
-	An $89.0 million net increase driven by the net addition over the last 12 months of 59 specialty retail and 14 outlet stores, mentioned above;

-	A $3.9 million increase resulting from the impact of foreign currency exchange rates primarily as a result of the strengthening of the Canadian dollar, in our international businesses; and

-	Comparable store sales in our Company-operated stores increased by 0.4% overall, primarily the result of a 3.4% increase in our Specialty Retail business (including a 5.4% comparable store sales increase in our domestic Specialty Retail business), partially offset by a 2.3% decrease in our Outlet business.
•	Corporate net sales, consisting of licensing revenue, increased $1.9 million to $33.5 million as a result of revenues from new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic net sales decreased by $81.3 million, or 3.0%, to $2.632 billion, reflecting the continued declines in our domestic wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $98.9 million, or 10.6%, to $1.034 billion. The international increase reflected the results of our MEXX Europe business; the impact of currency exchange rates increase international sales by approximately $4.2 million.
Gross Profit
Gross profit increased $19.5 million, or 1.1%, to $1.742 billion in the first nine months of 2006 over the first nine months of 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar in our international businesses, increased gross profit by $2.0 million. Gross profit as a percent of net sales increased to 47.5% in 2006 from 47.2% in 2005 reflecting the impact of a changing mix within our portfolio, primarily reflecting an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average, partially offset by a decreased gross profit rate in our wholesale non-apparel segment. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses
SG&A increased $101.4 million, or 7.6%, to $1.429 billion in the first nine months of 2006 over the first nine months of 2005 and as a percent of net sales increased to 39.0% from 36.4%. The SG&A increase reflected the following:
•	$20.6 million of expenses from our acquired prAna and MAC & JAC businesses;

•	A $70.6 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	$48.0 million of expenses, offset by savings of $20.1 million associated with our streamlining initiatives, primarily employee severance costs;

•	$8.9 million of reinvestment in marketing and in-store activities of realized savings from our growth initiative;

•	An additional $8.4 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in the composition of our equity-based management compensation program; and

•	A $35.0 million net decrease in wholesale and corporate expenses.

•	The impact of foreign currency exchange rates, in our international business was not material.
The SG&A rate primarily reflected the unfavorable impact of the net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our retail segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our wholesale apparel segment, which runs at a lower SG&A rate than the Company average as well as higher SG&A rates in our wholesale apparel, wholesale non-apparel and retail segments in 2006 compared to 2005.
Operating Income
Operating income for the first nine months of 2006 was $313.1 million, a decrease of $82.1 million, or 20.8%, compared to last year. Operating income as a percent of net sales decreased to 8.5% in 2006 compared to 10.8% in 2005. The decrease is primarily attributable to $49.6 million of expenses associated with our business streamlining initiatives discussed above, $8.9 million of reinvestment in marketing and in-store activities, the impact of the adoption of FASB No. 123(R), as well as the impact of reduced wholesale apparel sales and expenses associated with retail expansion, partially offset by $21.5 million of savings resulting from the initiatives discussed above. The impact of foreign currency exchange in our international businesses added $2.3 million to operating income. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $213.3 million (9.7% of net sales) in the first nine months of 2006 compared to $270.7 million (11.8% of net sales) in 2005, principally reflecting reduced income in our DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, CRAZY HORSE women’s, and to a lesser extent, LIZ CLAIBORNE, JUICY COUTURE and LUCKY BRAND apparel businesses and $21.3 million of net expenses associated with our streamlining initiatives, partly offset by increased income in our ENYCE, DKNY® Jeans women’s and LAUNDRY businesses.

•	Wholesale Non-Apparel operating income was $69.4 million (13.9% of net sales) in the first nine months of 2006 compared to $75.7 million (15.9% of net sales) in 2005, principally reflecting decreases in our department store jewelry businesses and $3.3 million of net reinvestment expenses associated with our streamlining initiatives, mostly offset increases in our Cosmetics business.

•	Retail operating income was $3.8 million (0.4% of net sales) in 2006 compared to a $24.4 million (2.9% of net sales) in 2005, principally reflecting $12.5 million of net expenses associated with our streamlining initiatives, reduced income in our outlet business due to reduced sales and higher costs associated with new store openings higher costs in our European retail business.

•	Corporate operating income, primarily consisting of licensing operating income, increased $2.2 million to $26.6 million as a result of increased revenues from our new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic operating income decreased by $74.8 million, or 23.3%, to $246.5 million, predominantly reflecting the reduced income in our DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, CRAZY HORSE women’s, and outlet businesses and the expenses associated with our streamlining initiatives, partially offset by growth in our ENYCE, DKNY® Jeans women’s and LAUNDRY businesses. International operating profit decreased $7.3 million or 9.8% to $66.7 million. The international decrease reflected the reduced profitability of our Europe wholesale apparel business and expenses associated with our streamlining initiatives.

Other Income (Expense), Net
Other income (expense), net in the first nine months of 2006 was $3.1 million of income compared to $1.5 million of expense in the first nine months of 2005. In 2006, net other income (expense) was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.8 million of minority interest. See “Financial Position, Capital Resources and Liquidity – Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest. In 2005, net other income (expense) was principally comprised of $1.4 million of minority interest expense.
Interest Expense, Net
Net interest expense in the first nine months of 2006 was $26.6 million compared to $23.6 million in the first nine months of 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $3.4 million and $2.1 million of interest income in the first nine months of 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in the first nine months of 2006 increased to 37.3% from 35.4% in the prior year primarily due to the impact of discrete tax items in the second quarter of 2006 and a shift in earnings to jurisdictions with higher statutory tax rates.
Net Income
Net income in the first nine months of 2006 decreased to $181.5 million, or 5.0% of net sales, from $239.1 million in the first nine months of 2005, or 6.6% of net sales. Diluted EPS decreased to $1.75 in 2006, from $2.20 in 2005, a 20.5% decrease.
Average diluted shares outstanding decreased by 4.9 million shares to 103.7 million in the first nine months of 2006 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during the first nine months of 2006 did not have a material impact on EPS in the first nine months.
FORWARD OUTLOOK
For fiscal 2006, we are refining our previous guidance, projecting net sales to increase low single digits compared to fiscal 2005, an operating margin of approximately 9.0% and EPS in the range of $2.50 — $2.55. Foreign currency exchange rates are expected to have an immaterial impact on 2006 net sales and EPS.
The fiscal 2006 results are projected to include a $0.45 reduction in EPS, or an approximate 150 basis point reduction in operating margin, due to the following:
•	A $0.49 reduction in EPS (previously $0.36, this increase is primarily related to additional real estate and format rationalization opportunities in our retail businesses as well as additional organizational realignment opportunities in our international businesses) associated with the expenses resulting from the Company’s previously announced streamlining initiatives;

•	A $0.20 increase in EPS (previously $0.18) associated with the savings resulting from the above initiatives;

•	A $0.09 reduction in EPS associated with the reinvestment of a portion of these savings in marketing and in-store support; and

•	A $0.07 reduction in EPS associated with the impact of the adoption of FASB No. 123(R) at the beginning of the third quarter of 2005 and the shift in the composition of our equity-based management compensation program in 2005.
Sales by segment for fiscal 2006 are projected as follows:
•	In our wholesale apparel segment, we expect 2006 net sales to decrease low single digits compared to 2005.

•	In our wholesale non-apparel segment, we expect 2006 net sales to increase mid to high single digits compared to 2005.

•	In our retail segment, we expect 2006 net sales to increase in the mid teens compared to 2005.

•	We expect 2006 licensing revenue to increase by 10% compared to 2005.

For the fourth quarter of 2006, we are projecting net sales to increase high single digits compared to the fourth quarter of 2005, an operating margin in the range of 10.0 – 10.6% and EPS in the range of $0.75 — $0.80. Foreign currency exchange rates are expected to increase fourth quarter 2006 sales by approximately 1%.
Fourth quarter 2006 results are projected to include a $0.16 reduction in EPS, or an approximate 190 basis point reduction in operating margin, due to the following:
•	A $0.19 reduction in EPS associated with the expenses resulting from the Company’s previously announced streamlining initiatives;

•	A $0.07 increase in EPS associated with the savings resulting from the above initiatives; and

•	A $0.04 reduction in EPS associated with the reinvestment of a portion of the savings in marketing and in-store support.
Sales by segment for the fourth quarter of 2006 are projected as follows:
•	In our wholesale apparel segment, we expect fourth quarter 2006 net sales to increase low single digits compared to 2005.

•	In our wholesale non-apparel segment, we expect fourth quarter 2006 net sales to increase low teens compared to 2005.

•	In our retail segment, we expect fourth quarter 2006 net sales to increase in the mid teens compared to 2005.

•	We expect fourth quarter 2006 licensing revenue to increase by 10% compared to 2005.
The Company plans to provide fiscal 2007 sales, operating margin and EPS guidance in January 2007.
All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems, and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under its previously announced share repurchase programs. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of October 27, 2006, we had $229.2 million remaining in buyback authorization under the share repurchase programs.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes that matured on August 7, 2006, which were originally issued on August 7, 2001 (see Note 8 of Notes to Condensed Consolidated Financial Statements). These Notes are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.

2006 vs. 2005
Cash and Debt Balances. We ended the third quarter of 2006 with $108.8 million in cash and marketable securities, compared to $150.4 million at the end of the third quarter of 2005, and with $733.1 million of debt outstanding, compared to $538.2 million at the end of the third quarter of 2005. This $236.5 million increase in our net debt position over the last twelve months is primarily attributable to $267.1 million in share repurchases, $175.4 million in capital and in-store expenditures, $183.4 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $21.8 million), partially offset by cash flow from operations for the last twelve months of $404.7 million. We ended the third quarter of 2006 with $2.042 billion in stockholders’ equity, giving us a total debt to total capital ratio of 26.4% at the end of the third quarter of 2006, compared to 21.2% at the end of the third quarter of 2005 and $2.003 billion in stockholders’ equity at year end with a total debt to total capital ratio of 18.9%.
Accounts Receivable increased $50.9 million, or 7.4%, at September 30, 2006, compared to the end of the third quarter of 2005, primarily due to increased shipments of $56.0 million in our international wholesale apparel and domestic non-apparel businesses, the inclusion of $14.9 million of receivables from our acquired prAna and Mac & Jac businesses, the impact of foreign currency exchange rates of $9.2 million primarily related to the strengthening of the euro, partially offset by a $23.2 million reduction in receivables in our domestic wholesale apparel businesses. Accounts receivable increased $319.5 million, or 76.8%, at September 30, 2006 compared to December 31, 2005 due primarily to the timing of shipments in our domestic operations.
Inventories increased $38.9 million, or 6.1% at the end of the first nine months 2006 compared to the end of the first nine months of 2005, primarily due to a $35.9 million increase resulting from acquisitions, new business initiatives and the expansion of our retail business, net of discontinued lines, a $9.0 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses, partially offset by decreases in our domestic better woman’s apparel business. Inventories increased by $139.4 million, or 26.0%, compared to December 31, 2005, primarily due to seasonal timing of receipts as well as increases resulting from foreign exchange rate fluctuations. Our average inventory turnover rate decreased slightly to 4.3 times for the twelve-month period ended September 30, 2006, as compared to 4.4 times for the twelve-month period ended October 1, 2005 and 4.4 times for the twelve-month period ended December 31, 2005.
Borrowings under our revolving credit facility and other credit facilities peaked at $314.2 million during the nine months of 2006; at the end of the nine months of 2006, our borrowings under these facilities were $289.0 million.
Net cash used in operating activities was $38.0 million in the nine months of 2006, compared to $2.2 million in the nine months of 2005. This $35.8 decrease in cash flow was primarily due to reduced net income resulting from the impact of our streamlining initiatives, as well as changes in accounts receivable due to timing of shipments in our wholesale businesses, partially offset by changes in accounts payable due to the timing of payments and changes in accrued expenses primarily as a result of a reduction of certain employment-related obligations, as well as increases in depreciation and amortization mostly due to retail expansion.
Net cash used in investing activities was $257.6 million in the nine months of 2006, compared to $203.4 million in 2005. Net cash used in the first nine months of 2006 primarily reflected $143.5 million in acquisition-related payments and $121.6 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments. Net cash used in the nine months of 2005 primarily reflected payments of $105.1 for capital and in-store expenditures and $99.9 million in acquisition-related payments.
Net cash provided by financing activities was $77.6 million in the first nine months of 2006, compared to $38.0 million used in financing in the first nine months of 2005. The $115.6 million year-over-year increase in cash used primarily reflected a $185.0 million net increase in commercial paper and short-term borrowings, partially offset by a $68.9 million increase in stock repurchases.
On July 6, 2006, we issued 350 million euro 5% Notes due 2013 (see Financing Arrangements). The net proceeds of the new notes refinanced our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were issued on August 7, 2001. The offering was made exclusively outside of the United States only to non-U.S. investors in the non-U.S. capital markets. The notes have been listed on the Luxembourg Stock Exchange.

Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $11-20 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 17, 2006, we purchased 1.9 percent of the remaining outstanding shares of Lucky Brand for $10.0 million. The remaining 4.85 percent will be purchased as follows: 1.5 percent in January 2007 and 1.1 percent in January 2008 for $10 million each year and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $20-23 million.

•	Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $0.2-1.0 million, and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.

•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $12-15 million. The contingent payments will be accounted for as additional purchase price when paid.

•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $47-53 million. The contingent payments will be accounted for as additional purchase price when paid.
Financing Arrangements
On August 7, 2001, we issued 350 million euro (or $307.2 million based on the exchange rate in effect on such date) 6.625% Notes that matured on August 7, 2006 (the “Eurobonds”). The Eurobonds were listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. Interest on the Eurobonds was being paid on an annual basis. These bonds were designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Eurobonds were classified as Long-term debt as we had the intent and ability to refinance the Eurobonds on a long-term basis.
On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013 and the net proceeds of the offering were used to refinance our outstanding Eurobonds (see Note 8 of Notes to Condensed Consolidated Financial Statements). The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of our net investment in Mexx (see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Notes are classified as Long-term debt. The fair value of the Notes was 356.0 million euro as of September 30, 2006.

On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. We believe we are in compliance with such covenants as of September 30, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At September 30, 2006, we had $233.2 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as we have the intent and ability to refinance the commercial paper on a long-term basis.
As of September 30, 2006, December 31, 2005 and October 1, 2005, we had lines of credit aggregating $610 million, $567 million and $569 million, respectively, which were primarily available to cover trade letters of credit. At September 30, 2006, December 31, 2005 and October 1, 2005, we had outstanding trade letters of credit of $282 million, $298 million and $245 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $176 million (based on the exchange rates as of September 30, 2006), which is included in the aforementioned $610 million available lines of credit. As of September 30, 2006, a total of $55.8 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 3.72%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007. These lines are guaranteed by the Company. Most of our debt will mature in less than one year and will be refinanced under existing credit lines. The capital lease obligations in Europe expire in 2007 and 2008.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island. The leases expire on November 22, 2006. The lessor under the operating lease arrangements is an independent third-party limited liability company, wholly owned by a publicly traded corporation. That public corporation consolidates the financial statements of the lessor in its financial statements. The lessor has other leasing activities and has contributed equity of 5.75 percent of the $63.7 million project costs. The leases include guarantees by us for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $56 million. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and the lessor is unable to sell the property at a price equal to or greater than the original cost. We selected this financing arrangement to take advantage of the favorable financing rates such an arrangement afforded as opposed to the rates available under alternative real estate financing options. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The lessor has no affiliation or relationship with us or any of our employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in SG&A in the Condensed Consolidated Statements of Income. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which amends the same titled FIN 46 that was issued in January 2003. FIN 46R addresses how to identify variable interest entities and the criteria that requires the consolidation of such entities. The third party lessor does not meet the definition of a variable interest entity under FIN 46R, and therefore consolidation by the Company is not required.

The Company intends to enter a new synthetic lease for a five-year period in an amount not to exceed $34 million. This transaction will be completed on or about November 22, 2006 for the land and building associated with the warehouse and distribution facilities in Ohio and Rhode Island.
Hedging Activities
At September 30, 2006, we had various Canadian currency collars outstanding with a notional amount of $5.3 million, maturing through December 2006 and with contract rates ranging between 1.1215 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 24.9 million Hong Kong dollars, maturing through December 2006 and with contract rates ranging between 6.5020 and 6.9348 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 201.5 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 8.7500 and 10.2000 Hong Kong dollars per euro. We had $21 million in Canadian currency collars and 325 million Hong Kong dollars in euro currency collars at year-end 2005, and $18 million in Canadian currency collars, $17 million in euro currency collars and 217 million Hong Kong dollars in euro currency collars at October 1, 2005. At the end of the third quarter of 2006, we also had forward contracts maturing through November 2007, to sell 0.9 million Canadian dollars for 6.0 million Hong Kong dollars and to sell 37.9 million euro for 379.8 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at the end of the third quarter of 2006 was approximately $49.5 million, as compared with approximately $67.5 million at year-end 2005 and approximately $81.3 million at the end of the third quarter of 2005. Unrealized gains for outstanding foreign exchange forward contracts and currency options were approximately $0.3 million at the end of the third quarter of 2006, $0.7 million at year-end 2005 and were mostly offset at the end of the third quarter of 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the nine months ended September 30, 2006. Approximately $0.6 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the synthetic lease agreement, we entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized currently in earnings, was not material for the nine months ended September 30, 2006.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as a net investment hedge. As a result, any foreign currency gains and losses resulting from the euro-denominated bonds discussed above is accounted for as a component of Accumulated other comprehensive income (loss). The unrealized (loss) gain recorded to Cumulative translation adjustment was $(33.3) million and $53.0 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The unrealized gains recorded to Cumulative translation adjustment were $1.0 million and $1.5 million for the quarters ended September 30, 2006 and October 1, 2005, respectively.
On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds maturing August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. The increase in interest expense recorded at settlement of this swap was not material for the nine and three months ended September 30, 2006.
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of 350 million euro 5% Notes (see Note 8 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount is currently recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the three months ended September 30, 2006.

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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of operating a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the nine months ended September 30, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that we test for effectiveness at inception of each hedge and at the end of each reporting period. Any change in ineffectiveness is booked to current period income.
We use foreign currency forward contracts and options for the specific purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities. We also utilize interest rate swaps to set the interest component of rent expense on the synthetic lease. These instruments are designated as cash flow hedges and, to the extent the hedges are highly effective, the effective portion of the changes in fair value of the hedging instrument are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of a cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or in the case of swaps, if any, to SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to Cumulative translation adjustment. We use derivative instruments to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No.158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, we do not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
On April 13, 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. We adopted the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. The implementation did not have an effect on our results of operations or financial position.
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
On October 6, 2005, the FASB issued FSP No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the Company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We adopted FSP No. FAS 13-1 on January 1, 2006 and expect that the impact of this FSP will decrease net income by approximately $4-5 million for the fiscal year ending December 30, 2006.
STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
Statements contained herein and in future filings by the Company with the SEC in the Company’s press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2006, any fiscal quarter of 2006 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to interest rate volatility relating to interest rate changes applicable to our revolving credit facility and other credit facilities. These loans bear interest at rates which vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of September 30, 2006, December 31, 2005 and October 1, 2005, our exposure to changing market rates was as follows:

Dollars in millions	September 30, 2006	December 31, 2005	October 1, 2005

Variable rate debt	$289.0	$48.4	$110.8
Average interest rate	5.1%	3.0%	2.8%
A ten percent change in the average rate would have resulted in a $1.2 million change in interest expense during the nine months of 2006.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of September 30, 2006, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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
At September 30, 2006, December 31, 2005 and October 1, 2005, we had outstanding foreign currency collars with net notional amounts aggregating to $34 million, $63 million and $63 million, respectively. We had forward contracts aggregating to $49.5 million at September 30, 2006, $67.5 million at December 31, 2005 and $81.3 million at October 1, 2005. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $0.3 million at September 30, 2006, $0.7 million at December 31, 2005 and were mostly offset at October 1, 2005. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $8.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $6.5 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of September 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		379,750	0.0987 to 0.1067	$442
Canadian Dollars		5,952	0.1428 to 0.1428	(1)

Foreign Exchange Collar Contracts:
Euro		201,500	0.0980 to 0.1143	$39
Canadian Dollars	$5,322		0.8403 to 0.8917	—
Canadian Dollars		24,921	0.1442 to 0.1538	(144)
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 31, 2005:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain

Forward Contracts:
Euro		193,750	0.1037 to 0.1094	$498
Canadian Dollars	$16,723		0.8549 to 0.8592	—
Canadian Dollars		199,806	0.1491 to 0.1508	—

Foreign Exchange Collar Contracts:
Euro		325,362	0.0992 to 0.1143	$208
Canadian Dollars	$21,072		0.8403 to 0.8881	—

     The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of October 1, 2005:

	U.S. Dollar	Euro	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro	$19,000			1.2010 to 1.2755	$9
Euro			93,000	0.1037 to 0.1049	182
Canadian Dollars	24,371			0.8183 to 0.8592	(690)
Canadian Dollars			132,926	0.1500 to 0.1508	(150)
Pounds Sterling		7,313		0.6778 to 0.6932	(13)

Foreign Exchange Collar Contracts:
Euro	$17,000			1.2000 to 1.3753	$542
Euro			217,000	0.0991 to 0.1099	155
Canadian Dollars	18,016			0.8000 to 0.8850	(79)
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In line with our initiative to have common global business process standards and enterprise-wide information technology systems the Company is replacing and upgrading a number of our international information systems to those systems currently used in our domestic operations. This initiative will be ongoing for several years. In connection with these changes, as part of the Company’s management of both internal control over financial reporting and disclosure controls and procedures, management believes that the roll out of these systems will not have a negative impact on the Company’s internal control over financial reporting.
PART - II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. (see Notes 11 and 25 of Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K).
During 2004, our Augusta, Georgia facility, which is no longer operational, became listed on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report which was previously submitted. We are currently reviewing this request.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2005 fiscal year.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the nine months ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average	Part of Publicly	Purchased Under the
	Purchased	Price	Announced Plans or	Plans or Programs
Period	(in thousands)	Paid Per Share	Programs	(in thousands) (2)

January 1, 2006 - January 28, 2006	—	$—	—	$153,308
January 29, 2006 - March 4, 2006	269.8	36.93	269.8	143,345
March 5, 2006 - April 1, 2006 (1)	1,767.6	37.57	1,738.2	78,023
April 2, 2006 - April 29, 2006	—	—	—	78,023
April 30, 2006 - June 3, 2006	8.5	37.95	8.5	327,701
June 4, 2006 - July 1, 2006	1,489.4	37.54	1,489.4	271,796
July 2, 2006 - July 29, 2006	100.0	35.59	100.0	268,236
July 30, 2006 - September 2, 2006	957.7	35.82	957.7	233,930
September 3, 2006 - September 30, 2006	124.4	37.72	124.4	229,237

Total 39 weeks ended September 30, 2006	4,717.4	$37.13	4,688.0	$229,237

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of September 30, 2006, the Company had $229.2 million remaining in buyback authorization under its program.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
DATE: November 1, 2006

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa	By:	/s/ Elaine H. Goodell

	MICHAEL SCARPA		ELAINE H. GOODELL
	Senior Vice President - Finance and		Vice President - Corporate Controller and
	Distribution and Chief Financial Officer		Chief Accounting Officer
	(Principal financial officer)		(Principal accounting officer)