Form 10-K
period 2006-12-30
CLAIBORNE LIZ INC
filed 2007-02-28
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing sale price on the New York Stock Exchange composite tape on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 1, 2006, the aggregate market value of the registrant’s Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,794,876,169. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.
Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of February 16, 2007: 103,449,672 shares.
Documents Incorporated by Reference:
Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 17, 2007-Part III.

PART I
Item 1. Business.
OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS
General
     Liz Claiborne, Inc. designs and markets an extensive portfolio of branded women’s and men’s apparel, accessories and fragrance products. Our diverse portfolio of quality brands, available domestically and internationally via wholesale and retail channels, consistently meets a wide range of consumers’ fashion needs, from classic to contemporary, active to relaxed and denim to streetwear.
     Our global reach is one of the broadest in the apparel industry, with merchandise available at more than 30,000 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 399 specialty retail formats, 625 concessions, 336 outlet and 13 e-commerce sites. Our brands include AXCESS, BORA BORA, C & C CALIFORNIA, CLAIBORNE, CRAZY HORSE (which will be replaced in 2007 by LIZ & CO and CONCEPTS BY CLAIBORNE), CURVE, DANA BUCHMAN, ELISABETH, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, JACK SPADE, J.H. COLLECTIBLES, JUICY COUTURE, KATE SPADE, KENSIE, KENSIEGIRL, LAUNDRY BY SHELLI SEGAL, LIZ, LIZ CLAIBORNE, LUCKY BRAND JEANS, MAC & JAC, MAMBO, MARVELLA, MEXX, MONET, MONET 2, prAna, REALITIES, SIGRID OLSEN, SOUL, SPARK, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, and YZZA. In addition, Liz Claiborne, Inc. holds the exclusive, long-term license to produce and sell men’s and women’s collections of DKNY® JEANS and DKNY® ACTIVE in the Western Hemisphere. The Company also has the exclusive license to produce jewelry under the KENNETH COLE NEW YORK and REACTION KENNETH COLE brand names. The initial term of the license agreement expired on December 31, 2006 and the Company is currently in discussions with the licensor for the renewal of the agreement for an additional term.
     Over the past five years, our sales have grown from $3.448 billion in 2001 to $4.994 billion in 2006. This growth has been largely a result of our acquisitions and organic growth. Our revenue growth over the five-year period also reflects the growth of our moderate and mid-tier businesses, which sell products at prices lower than our better-priced offerings, and our non-apparel businesses, as well as continued growth in our retail businesses. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography including by our extension of acquired brands into a broad range of apparel and non-apparel categories. The following table sets forth select information with respect to our recent acquisitions:

Business:	Year Acquired:
MEXX (Europe)	2001
MEXX (Canada)	2002
ELLEN TRACY	2002
JUICY COUTURE	2003
ENYCE	2003
C & C CALIFORNIA	2005
prAna	2005
MAC & JAC	2006
KATE SPADE	2006
     On December 13, 2006, we acquired Kate Spade LLC, a privately-held company that offers fashion accessories for women and men under the Kate Spade and Jack Spade trademarks.
     On January 26, 2006, we acquired Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, two privately-held companies that collectively offer men’s and women’s apparel and accessories under the MAC & JAC, KENSIE and KENSIEGIRL trademarks. We expect to continue to pursue our acquisition strategy, seeking out opportunities that are financially attractive and involve manageable execution risks. For a discussion of our recent acquisitions, see Note 2 of Notes to Consolidated Financial Statements.
     International sales have come to represent an increasingly larger part of our total sales. Over the past five years, international sales as a percentage of our total sales have grown from 12.1% in 2001 to 27.9% in 2006. The growth in our international business has been the result of our acquisitions of MEXX Europe and MEXX Canada and the subsequent growth of these acquired businesses and the impact of currency fluctuation, as well as the introduction of certain of our United States based brands into Europe and Canada.
     We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to extend our brands into other product categories within our core capabilities, our ability to grow our existing businesses including the creation of internally developed brands, as well as the continued expansion of our retail businesses, to our product designs and leveraging our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses. In February 2006 and October 2006, we announced initiatives to streamline our operations to increase efficiency in managing our multi-brand, multi-channel and multi-geography portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands. We expect to continue these streamlining efforts in 2007. For a discussion of these changes, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile,” below.
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
Business Segments
     We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. We also license to third parties the right to produce and market products bearing certain Company-owned trademarks. See Note 20 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We present our results based on our business segments indicated above, as well as on the following geographic basis based on selling location:
•	Domestic: wholesale customers, our specialty retail and outlet stores located in the United States and our e-commerce sites, as well as licensing revenue; and

•	International: wholesale customers and our specialty retail and outlet stores and concession stores located outside of the United States, primarily in our MEXX Europe and MEXX Canada operations, as well as licensing revenue.
     Wholesale Apparel. This segment consists of women’s, men’s and children’s apparel designed, marketed, produced and sold worldwide under various trademarks that we own or license from third-party owners. Substantially all products in each sportswear collection are sold at retail as separate items. Products in the Wholesale Apparel segment are offered in a wide range of apparel markets, including the “active”, “better” priced, “bridge” (which includes the market between “better” priced and “designer” priced), “contemporary”, “denim/streetwear”, and the moderate department store and mid-tier markets. In addition to wholesale distribution, certain of the brands in this segment are sold direct to consumer, including through Company-operated retail stores. See Retail, below. This segment includes the following businesses, each of which presented between two and six seasonal collections during 2006.

     Active:
     Our DKNY® ACTIVE business offers junior’s, men’s and women’s activewear under the DKNY® ACTIVE trademark and logo for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 3 of Notes to Consolidated Financial Statements.
     Our prAna business, acquired in November 2005, offers men’s and women’s sportswear, performance tops and bottoms, and accessories, primarily sold in outdoor and specialty retailers throughout the United States and in Canada, Europe and Japan. For a discussion of our acquisition of prAna, see Note 2 of Notes to Consolidated Financial Statements.
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
     Our CLAIBORNE business offers men’s business-casual and sportswear, for sale at department stores, our own outlet stores and online. See Retail below.
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
     During 2006, we also offered a line of women’s modern career and casual sportswear under our CITY UNLTD. trademark for sale through department and specialty stores.
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
     Contemporary:
     Our C & C CALIFORNIA business offers women’s, men’s and children’s casual apparel, predominately women’s fashion t-shirts, for sale primarily through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. For a discussion of our acquisition of C & C CALIFORNIA, see Note 2 of Notes to Consolidated Financial Statements.

     Our JUICY COUTURE business offers upscale women’s, men’s and children’s contemporary apparel under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through select upscale specialty stores and department stores throughout the United States and through distributors in Asia, Canada and Europe. For a discussion of our acquisition of JUICY COUTURE, see Note 2 of Notes to Consolidated Financial Statements.
     Our LAUNDRY business offers women’s sportswear and dresses under the LAUNDRY BY SHELLI SEGAL trademark, for sale at department and specialty stores.
     Our KENSIE and KENSIEGIRL businesses, acquired in connection with our acquisition of MAC & JAC in January 2006, offer modern, fashionable, high-quality contemporary apparel for women under the KENSIE trademark and for juniors under the KENSIEGIRL trademark, primarily through select specialty and department stores in the United States and Canada. For a discussion of our acquisition of MAC & JAC, see Note 2 of Notes to Consolidated Financial Statements.
     Denim/Streetwear:
     Our DKNY® JEANS business offers junior’s, men’s and women’s sportswear, jeanswear and activewear under the DKNY® JEANS trademark and logo for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 3 of Notes to Consolidated Financial Statements.
     Our ENYCE business offers men’s and women’s fashion forward streetwear under the ENYCE trademark. ENYCE products are sold predominately through specialty store chains, better specialty stores and select department stores throughout the United States and through distributors in Canada, Germany and Japan.
     Our LUCKY BRAND business offers women’s and men’s denim-based casual sportswear under various LUCKY BRAND trademarks, for sale at select department and better specialty stores. For a discussion of our acquisition of Lucky Brand Dungarees, Inc., see Note 2 of Notes to Consolidated Financial Statements.
     Mid-tier:
     Our Mid-tier business offers products for sale at J.C. Penney’s, Kohl’s and Sears’ stores, including under our AXCESS (fashion-forward men’s and women’s apparel, sold principally in Kohl’s department stores); CONCEPTS BY CLAIBORNE (men’s casual separates, previously offered under our CRAZY HORSE trademark and sold principally in J.C. Penney stores); FIRST ISSUE (casual career and everyday wear, sold principally in Sears department stores); LIZ & CO (women’s casual separates, previously offered under our CRAZY HORSE trademark and sold principally in J.C. Penney stores); STAMP 10 (men’s and women’s contemporary, denim-inspired apparel sold principally in Kohl’s department stores); TINT (women’s denim/streetwear sold principally in J.C. Penney stores); and VILLAGER (relaxed separates for soft career and weekend dressing, sold principally in Kohl’s department stores) trademarks.
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
     Accessories:
     Our Accessories business offers an array of accessories for sale in various market channels, including: handbags, small leather goods and fashion accessories in the “better” market under our LIZ CLAIBORNE and SIGRID OLSEN trademarks, in the Bridge market under our ELLEN TRACY trademark and in the Contemporary market under our JUICY COUTURE, LAUNDRY and LUCKY BRAND trademarks; handbags and fashion accessories in the Mid-tier market under our AXCESS,

LIZ & CO (previously offered under our CRAZY HORSE trademark) and VILLAGER trademarks; and small leather goods in the Mid-tier market under our VILLAGER, LIZ & CO (previously offered under our CRAZY HORSE trademark) and FIRST ISSUE trademarks.
     Our KATE SPADE business, acquired in December 2006, offers fashion accessories for women and men under the KATE SPADE and JACK SPADE trademarks, primarily through select specialty retail, outlet and upscale department stores throughout the United States and through distributors in Asia. KATE SPADE’s product line includes handbags, small leather goods, fashion accessories, luggage and baby products. In addition, KATE SPADE has existing licensing agreements for shoes, eyewear, tabletop and paper products. For a discussion of our acquisition of KATE SPADE, see Note 2 of Notes to Consolidated Financial Statements.
     Jewelry:
     Our Jewelry business offers selections of jewelry for sale in various market channels, including: the “better” market under our LIZ CLAIBORNE, MONET and SIGRID OLSEN trademarks; the Bridge market under our ELLEN TRACY trademark; the Contemporary market under our JUICY COUTURE, LAUNDRY and LUCKY BRAND trademarks; and the Mid-tier market under our AXCESS, LIZ & CO (previously offered under our CRAZY HORSE trademark), FIRST ISSUE, MONET2, TRIFARI, TINT and VILLAGER trademarks and at Target stores under our MARVELLA trademark. Our jewelry business also offers a line of jewelry for sale in the Contemporary market under the KENNETH COLE and REACTION KENNETH COLE trademarks, pursuant to the license we hold to manufacture, design, market and distribute women’s jewelry under these trademarks. The initial term of the license agreement expired on December 31, 2006 and the Company is currently in discussions with the licensor for the renewal of the agreement for an additional term. See Note 3 of Notes to Consolidated Financial Statements.
     Cosmetics:
     Our Cosmetics business offers fragrance and bath and body-care products under the following Company-owned trademarks: for women under LIZ CLAIBORNE and LIZSPORT; for men under CLAIBORNE SPORT; and for men and women under BORA BORA, CURVE, JUICY COUTURE, LUCKY YOU LUCKY BRAND, LUCKY NUMBER 6, MAMBO, REALITIES, SOUL BY CURVE, SPARK and SPARK SEDUCTION. During 2005, we also offered fragrances, cosmetics and beauty products (for men and women) under the CANDIE’S trademark, pursuant to a licensing arrangement, which by its terms expired in January 2006. See Note 3 of Notes to Consolidated Financial Statements.
     Retail. This segment consists of our worldwide retail operations from which we sell our apparel and non-apparel products directly to the public through our specialty retail stores, outlet stores and international concession stores (where the retail selling space is either owned and operated by the department store or leased and operated by a third party, while, in each case, we own the inventory). We anticipate adding locations to each of these formats in 2007. In addition, this segment includes certain branded e-commerce sites, which sell certain of our products direct to consumers.
     Specialty Retail Stores. As of December 30, 2006, we operated a total of 399 specialty retail stores under various Company trademarks, comprised of 258 retail stores within the United States and 141 retail stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of December 30, 2006, with respect to our specialty retail stores:
U.S. Retail Specialty Stores
		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
LUCKY BRAND DUNGAREES	131	2,300
SIGRID OLSEN	55	2,300
ELISABETH	23	2,500
KATE SPADE	19	2,300
JUICY COUTURE	18	3,000
DANA BUCHMAN	4	3,400
MEXX	4	8,300
LAUNDRY BY SHELLI SEGAL	2	1,600
KENSIE/ MAC & JAC	1	3,200
JACK SPADE	1	800
Foreign Retail Specialty Stores
		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
MEXX	96	4,500
MEXX Canada	32	5,200
MONET Europe	5	700
SIGRID Canada	4	2,000
LUCKY BRAND Europe	2	1,600
LUCKY BRAND Canada	2	2,100
     Outlet Stores. As of December 30, 2006, we operated a total of 336 outlet stores under various Company-owned and licensed trademarks, comprised of 206 outlet stores within the United States and 130 outlet stores outside of the United States (primarily in Western Europe and Canada).
     The following table sets forth select information, as of December 30, 2006, with respect to our outlet stores:
U.S. Outlet Stores
		Approximate Average Store
Outlet Store Format	Number of Stores	Size by Square Footage
LIZ CLAIBORNE *	134	10,500
ELLEN TRACY	18	3,400
DKNY ® JEANS	14	2,800
LIZ CLAIBORNE WOMAN **	11	3,400
JUICY COUTURE	9	2,300
LUCKY BRAND DUNGAREES	7	2,400
DANA BUCHMAN	6	2,400
KATE SPADE	4	1,800
CLAIBORNE	3	2,600
Foreign Outlet Stores
		Approximate Average Store
Outlet Store Format	Number of Stores	Size by Square Footage
MEXX	42	3,200
MEXX Canada	39	5,500
LIZ CLAIBORNE Canada	29	4,300
LIZ CLAIBORNE Europe	13	700
YZZA	7	4,100

*	Includes four stores operated under the Liz Claiborne Company Store tradename.

**	Includes stores formerly operated under the ELISABETH tradename.
     Concession Stores. Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of December 30, 2006, the Company operated a total of 625 concession stores in Europe.

The following table sets forth information, as of December 30, 2006, with respect to our concession stores:
Foreign Concessions
Concession Store Format	Number of Stores
LIZ CLAIBORNE Apparel	76
MEXX	290
MONET Jewelry	249
ELLEN TRACY	8
LUCKY BRAND Europe	2
     E-Commerce. Our products are sold on a number of branded websites. In addition, we operate several websites which only provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

Information and
Direct to Consumer
Website	Information Only	Sales
www.candccalifornia.com		Ö
www.claiborne.com		Ö
www.curvefragrances.com		Ö
www.danabuchman.com	Ö
www.dknyjeans.com	Ö
www.elisabeth.com (1)		Ö
www.ellentracy.com	Ö
www.enyce.com	Ö
www.jackspade.com		Ö
www.juicycouture.com		Ö
www.katespade.com		Ö
www.kenzieclothing.com	Ö
www.kenziegirl.com	Ö
www.laundrybyshellisegal.com	Ö
www.lizclaiborne.com (2)		Ö
www.lizclaiborneinc.com (3)	Ö
www.luckybrandjeans.com		Ö
www.macandjac.com	Ö
www.mexx.com (4)		Ö
www.prana.com		Ö
www.realities.com		Ö
www.sigridolsen.com	Ö
www.soulbycurve.com		Ö

(1)	This website offers consumers plus-size apparel under our ELISABETH, ELLEN TRACY, EMMA JAMES, LIZ CLAIBORNE WOMAN and SIGRID OLSEN labels.

(2)	This website offers LIZ CLAIBORNE branded apparel, accessories and merchandise for the home.

(3)	This website offers investors information concerning the Company.
(4)	This website offers Mexx branded apparel and accessories for sale in Germany, France and The Netherlands.
     Licensing. We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. We currently have 107 license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2025. Each of the licenses provides for the payment to the Company of a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty which generally increases over the term of the agreement. Royalty income from our licensing operations is included in “Sales from external customers” under “Corporate/Eliminations.” See Note 20 of Notes to Consolidated Financial Statements.

     The following table sets forth select information with respect to select aspects of our licensing business:

Products	Brands
Baby Buggies	KATE SPADE
Bed & Bath	LIZ CLAIBORNE, MEXX, SIGRID OLSEN, VILLAGER
Belts	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE , ELLEN TRACY, ENYCE, KENSIE, RATIO
Blankets/Throws	LIZ CLAIBORNE
Cosmetics & Fragrances	MEXX
Decorative Fabrics	LIZ CLAIBORNE
Dresses/Suits	EMMA JAMES, J.H. COLLECTIBLES, LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN
Dress Shirts	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE
Flooring	LIZ CLAIBORNE
Footwear	AXCESS, CLAIBORNE, ELLEN TRACY, EMMA JAMES, ENYCE, JUICY COUTURE, KATE SPADE, KENSIE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, MEXX, VILLAGER
Formalwear	CLAIBORNE
Furniture	LIZ CLAIBORNE
Handbags	ENYCE, KENSIE
Hard Tabletop	KATE SPADE
Home Fragrance	LIZ CLAIBORNE, VILLAGER
Intimate Apparel/Underwear	AXCESS, LIZ CLAIBORNE, KENSIE, MEXX
Jewelry and Hair Accessories	ENYCE, KENSIE, MEXX
Kids/Baby	CLAIBORNE, ENYCE, JUICY COUTURE, KENSIE, METROCONCEPTS
Legwear/Socks	AXCESS, ELLEN TRACY, ENYCE, KENSIE, LIZ CLAIBORNE, MEXX
Luggage	CLAIBORNE, CONCEPTS BY CLAIBORNE, LIZ CLAIBORNE, LIZ & CO
Men’s Accessories	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ENYCE, LUCKY, MEXX
Neckwear/Scarves	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ENYCE, KENSIE, LUCKY
Optics	CLAIBORNE, CONCEPTS BY CLAIBORNE , DANA BUCHMAN, ELLEN TRACY, FIRST ISSUE, JUICY COUTURE, KATE SPADE, LIZ CLAIBORNE, LIZ & CO, MEXX, SIGRID OLSEN
Outerwear	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE , DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN
Pants	CLAIBORNE, CONCEPTS BY CLAIBORNE
School Uniforms	CLAIBORNE, LIZ CLAIBORNE
Sleepwear/Loungewear	AXCESS, CLAIBORNE, KENSIE, LIZ CLAIBORNE, MEXX, VILLAGER
Slippers	CLAIBORNE, ENYCE, LIZ CLAIBORNE
Stationery/Paper Goods	KATE SPADE, MEXX
Sunglasses	AXCESS, CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, JUICY COUTURE, KATE SPADE, KENSIE, LIZ CLAIBORNE, MAC & JAC, MEXX, SIGRID OLSEN, VILLAGER
Swimwear	JUICY COUTURE, LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN, LUCKY, MEXX
Table Linens	LIZ CLAIBORNE, SIGRID OLSEN
Tailored Clothing	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE
Watches	JUICY COUTURE, KENSIE, MEXX
Window Treatments	LIZ CLAIBORNE

SALES AND MARKETING
     Domestic sales accounted for approximately 72.1% of our 2006 and 74.0% of our 2005 net sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.
     International sales accounted for approximately 27.9% of our 2006 net sales, as compared to 26.0% in 2005. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at free-standing retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.
     Wholesale sales (before allowances) of apparel and non-apparel products to our 100 largest customers accounted for approximately 80% of 2006 wholesale sales (or 60% of total sales), as compared to approximately 82% of 2005 wholesale sales (or 63% of total sales). No single customer accounted for more than 6% of 2006 wholesale sales or 6% of 2005 wholesale sales (or 5% of 2006 and 4% of 2005 total sales), except for Federated Department Stores, Inc., which accounted for approximately 22% of 2006 wholesale sales (including sales to customers previously owned by the May Department Stores Company, which was acquired by Federated Department Stores, Inc. in August 2005) and 24% of 2005 wholesale sales (including sales to customers previously owned by May Department Stores Company, which was acquired by Federated Department Stores, Inc. in August 2005) or 16% of 2006 and 18% of 2005 total sales. See Note 10 of Notes to Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company’s domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including in The Netherlands and Germany.
     For further information concerning our domestic and international sales, see Note 20 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview; Competitive Profile,” below.
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
     During 2006, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our businesses, including our Accessories and Jewelry, Cosmetics, DANA BUCHMAN, ELLEN TRACY, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LUCKY BRAND JEANS, Men’s and SIGRID OLSEN businesses and our licensed DKNY® JEANS business.
     In 2006, we continued the expansion of our domestic in-store shop and fixture programs, which is designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. Currently, in-store shops operate under the following brand names: CLAIBORNE, CONCEPTS BY CLAIBORNE, DANA BUCHMAN, DKNY® JEANS, ELLEN TRACY, EMMA JAMES, TAPEMEASURE, FIRST ISSUE, J.H. COLLECTIBLES, JUICY COUTURE, LAUNDRY BY SHELLI SEGAL, LIZ CLAIBORNE, LIZ & CO, LUCKY BRAND, MEXX, ENYCE, KENSIE, KENSIEGIRL, SIGRID OLSEN, AXCESS, STAMP 10 and VILLAGER. Our Accessories business also offers an in-store shop and fixture program. In 2006, we installed, in the aggregate, approximately 1,000 in-store shops and, in 2007, we plan to install, in the aggregate, approximately 1,000 additional in-store shops. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Financial Position, Capital Resources and Liquidity.”
     We spent approximately $191 million on advertising, marketing and promotion for all of our brands in 2006, including approximately $51 million on national advertising, compared to aggregate advertising, marketing and promotion expenditures in 2005 of approximately $181 million, including approximately $45 million on national advertising.
MANUFACTURING
     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.
     Products produced in Asia represent a substantial majority of the Company’s sales. We also source product in the United States and other regions. During 2006, several hundred suppliers, located in approximately 52 countries, manufactured our products, with the largest finished goods supplier accounting for approximately 4% of the total of finished goods we purchased. We continually seek additional qualified suppliers throughout the world for our sourcing needs and seek to allocate our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers that manufacture our products. We believe that we are the largest customer of many of our manufacturing suppliers and consider our relations with such suppliers to be satisfactory.
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
     If we should misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A — Risk Factors” below.
     Our arrangements with foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations.
     We expect all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include standards relating to child labor, working hours, wage payments and working conditions generally. We have an ongoing program in place to monitor our suppliers’ compliance with our Standards. In this regard, each year, our internal or external monitors inspect a substantial portion of our suppliers’ factories. Should we learn of a supplier’s failure to comply with our Standards, we urge supplier to act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association’s program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions worldwide. Our human rights compliance program was accredited by the Fair Labor Association in May 2005. This accreditation must be renewed every three years.
     Additionally, we are a certified and validated member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (C-TPAT) program and expect all of our suppliers shipping to the United States to adhere to the Company’s C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.
IMPORTS AND IMPORT RESTRICTIONS
     Virtually all of our merchandise imported into the United States, Canada and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization (the “WTO”) member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement, which imposed quotas through the end of 2007. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business.
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
     In light of the very substantial portion of our products that are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See “Item 1A — Risk Factors” below.
DISTRIBUTION
     We distribute a substantial portion of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and The Netherlands. See “Item 2 — Properties” below.
BACKLOG
     At February 16, 2007, our order book reflected unfilled customer orders for approximately $1.2 billion of merchandise, as compared to approximately $881 million at February 17, 2006. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2007 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

TRADEMARKS
     We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.
     The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

AXCESS	LIZGOLF
BORA BORA	LIZSPORT
C & C CALIFORNIA	LIZWEAR
CLAIBORNE	LOVE IS NOT ABUSE
CLAIBORNE SPORT	LUCKY BRAND
COMPOSITES	LUCKY NUMBER 6
CONCEPTS BY CLAIBORNE	LUCKY YOU LUCKY BRAND
COUTURE COUTURE	MAC & JAC
CURVE	MAMBO
DANA BUCHMAN	MARVELLA
ELISABETH	MEXX
ELLEN TRACY	MONET
EMMA JAMES	prAna
ENYCE	REALITIES
FIRST ISSUE	RUSS
INTUITIONS	SIGRID OLSEN
JACK SPADE	SO BLUE
J.H. COLLECTIBLES	SOUL BY CURVE
JUICY	SPARK
JUICY COUTURE	STAMP 10
KATE SPADE	TAPEMEASURE
KENSIE	TINT
KENSIEGIRL	TRACY ELLEN TRACY
LAUNDRY BY SHELLI SEGAL	TRIFARI
LINDA ALLARD ELLEN TRACY	VILLAGER
LIZ	XX BY MEXX
LIZ & CO	YZZA
LIZ CLAIBORNE

Licensed Trademarks

DKNY® ACTIVE	KENNETH COLE NEW YORK
DKNY® JEANS	REACTION KENNETH COLE
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
COMPETITION
     We believe that, based on sales, we are among the largest fashion apparel and related accessories companies operating in the United States and Europe. Although we are unaware of any comprehensive trade statistics, we believe, based on our knowledge of the market and available trade information, that measured by sales, we are one of the largest suppliers of “better” women’s branded apparel in the United States. Our principal competitors in the United States within the “better” women’s sportswear market in department stores include Jones Apparel Group, Inc. and Polo Ralph Lauren Corporation, as well as department store private label brands. The principal competitors of our MEXX European business include Esprit, Benetton, Zara and

Next.
     Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad.
EMPLOYEES
     At December 30, 2006, we had approximately 17,000 full-time employees worldwide, as compared to approximately 15,400 full-time employees at December 31, 2005.
     In the United States and Canada, we are bound by collective bargaining agreements with UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) and with related locals. Most of the UNITE HERE represented employees are employed in warehouse and distribution facilities we operate in California, New Jersey, Ohio, Pennsylvania and Rhode Island. The agreements with UNITE HERE expire in May 2009, other than the local agreements covering employees at our Allentown, Pennsylvania and Cincinnati, Ohio facilities, which expire in March 2008 and June 2008, respectively. Collectively, these agreements cover approximately 1,635 of our full-time employees. While relations between the Company and the union have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 210 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2010.
     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. For a discussion regarding our recent announcement concerning a reduction in our workforce, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview; Competitive Profile,” below.
AVAILABLE INFORMATION
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, located at www.lizclaiborneinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Risks Associated with Competition and the Marketplace
The apparel and related product markets are highly competitive, both within the United States and abroad. The Company’s ability to compete successfully within the marketplace depends on a variety of factors, including:
•	The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;

•	The Company’s ability to successfully continue to evolve its supply chain system, including its product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands;

•	The Company’s ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;

•	The Company’s ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including the Company’s ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•	Consumer and customer demand for, and acceptance and support of, Company products (especially by the Company’s largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•	Risks associated with the possible failure of the Company’s unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with the Company’s policies regarding labor practices or applicable laws or regulations;

•	The Company’s ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barriers to entry;

•	Risks associated with the Company’s dependence on sales to a limited number of large United States department store customers, including risks related to the Company’s ability to respond effectively to:
—	these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions);

—	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;

—	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;

—	these customers’ requirements for vendor margin support;

—	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and

—	the effect that any potential consolidation among one or more of these larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
•	Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•	Risks associated with the Company’s operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into the Company’s overall business mix.
Management and Employee Risks
•	The Company’s ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;

•	The Company’s ability to hire and train qualified retail management and associates;

•	Risks associated with any significant disruptions in the Company’s relationship with its employees, including union employees, and any work stoppages by the Company’s employees, including union employees;

•	Risks associated with providing for the succession of senior management; and

•	Risks associated with realignment of responsibilities among the Company’s management team.
Economic, Social and Political Factors
Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:
•	Risks associated with war, the threat of war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

•	Changes in national and global microeconomic and macroeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;

•	Changes in social, political, legal and other conditions affecting foreign operations;

•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

•	Any significant disruption in the Company’s relationships with its suppliers, manufacturers as well as work stoppages by any of the Company’s suppliers or service providers;

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•	Risks related to the Company’s ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

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
•	Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions the Company have been making;

•	Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company’s other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from the Company’s historical buyers, store customers and competitors;

•	Risks associated with selling our Liz & Co. and Concepts by Claiborne brands outside of better department stores;

•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business;

•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;

•	Risks involving the Company’s ability to retain and appropriately motivate key personnel of an acquired business;

•	Risks that expenditures required for capital items or working capital will be higher than anticipated;

•	Risks associated with unanticipated events and unknown or uncertain liabilities;

•	Uncertainties relating to the Company’s ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;

•	Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies; and

•	With respect to businesses where the Company acts as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within the Company’s control.
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
     Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 305,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. During 2006, we leased at this location additional space of approximately 55,000 square feet under a lease agreement which expired on January 31, 2007. Most of our business segments use the 1441 Broadway facility. In addition, in North Bergen, New Jersey, we own and operate an approximately 300,000 square foot office complex, which houses operational staff. Beginning in 2007, the Company will lease approximately 200,000 square feet of office space in China. The following table sets forth information with respect to our other key properties:

Key Properties:

		Approximate Square
Location (1)	Primary Use	Footage	Leased/Owned
Mt. Pocono, Pennsylvania (2)	Apparel Distribution Center	1,230,000	Owned
North Bergen, New Jersey	Offices/Apparel Distribution Center	620,000	Owned
Santa Fe Springs, California	Apparel Distribution Center	600,000	Leased
West Chester, Ohio	Apparel Distribution Center	600,000	Leased
Allentown, Pennsylvania	Apparel/Non-Apparel Distribution Center	483,000	Leased
Voorschoten, The Netherlands (3)	Offices/Apparel Distribution Center	295,000	Leased
Dayton, New Jersey	Non-Apparel Distribution Center	179,000	Leased
Amsterdam, The Netherlands (3)	Offices	160,000	Leased
St. Laurent, Canada	Office/	160,000	Leased
	Apparel/Non-Apparel Distribution Center
Mt. Pocono, Pennsylvania	Apparel Distribution Center	150,000	Leased
Vernon, California	Offices/Apparel Distribution Center	123,000	Leased
Secaucus, NJ (4)	Non-Apparel Distribution Center	119,000	Leased
Lincoln, Rhode Island	Non-Apparel Distribution Center	115,000	Leased

(1)	We also lease showroom, warehouse and office space in various other domestic and international locations.

(2)	This facility is on an 80-acre site, which we own.

(3)	This property is used for our European operations.

(4)	This property is used by our recently acquired Kate Spade business.
     In 2006, we completed the closure of our second Dayton, New Jersey facility and the closure of the distribution center in Mississauga, Canada.
     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Capital Resources and Liquidity” and Note 10 of Notes to Consolidated Financial Statements for a discussion of this arrangement. In 2006, we completed the sale of an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama. We still maintain ownership of 80 acres of land in Montgomery, Alabama, which we are seeking to sell. In the first quarter of 2007, we completed the sale of our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture). However, we retain certain obligations with respect to the site. See “Item 3. Legal Proceedings” for a discussion of this matter.
Item 3. Legal Proceedings
     Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing has been completed and we are currently preparing our response to this request, which we intend to submit prior to the second quarter.
     The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. (See Notes 10 and 24 of Notes to Consolidated Financial Statements).
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.
     Information as to the executive officers of the Company, as of February 16, 2007, is set forth below:

Name	Age	Position(s)
William L. McComb	44	Chief Executive Officer
Trudy F. Sullivan	57	President
Michael Scarpa	51	Chief Operating Officer and Chief Financial Officer
Lawrence D. McClure	58	Senior Vice President — Human Resources
John J. Sullivan	53	Senior Vice President — Systems and Service and Chief Information Officer
     Executive officers serve at the discretion of the Board of Directors.
     Mr. McComb joined the Company as Chief Executive Officer and a member of the Board of Directors on November 6, 2006. Prior to joining the Company, Mr. McComb was a company group chairman at Johnson & Johnson. During his 14-year tenure with Johnson & Johnson, Mr. McComb oversaw some of the company’s largest consumer product businesses and brands, including Tylenol, Motrin and Clean & Clear. He also led the team that repositioned and restored growth to the Tylenol brand and oversaw the growth of J&J’s McNeil Consumer business with key brand licenses such as St. Joseph aspirin, where he implemented a strategy to grow the brand beyond the over-the-counter market by adding pediatric prescription drugs. Mr. McComb currently serves on the board of INROADS of Philadelphia, a not-for-profit organization.
     Ms. Sullivan joined the Company in 2001 as Group President for the Company’s Casual, Collection and Elisabeth businesses, served as Executive Vice President from March 2002 to January 2006 and became President of the Company in January 2006. Prior to joining the Company, Ms. Sullivan was President of J. Crew Group, Inc., a vertical retail and catalog apparel company, from 1997 to 2001.
     Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President — Divisional Controller and in 1995; he was promoted to Vice President — Financial Planning and Operations. Effective July 2000, he became Vice President — Chief Financial Officer, in July 2002 he became Senior Vice President — Chief Financial Officer, and in May 2005 he became Senior Vice President — Finance and Distribution and Chief Financial Officer. Effective January 31, 2007, Mr. Scarpa was appointed Chief Operating Officer. Mr. Scarpa will retain the position of Chief Financial Officer until a successor for that position is appointed.
     Mr. McClure joined the Company in 2000 as Senior Vice President — Human Resources. Prior to joining the Company, Mr. McClure served as Vice President, Human Resources of Dexter Corporation, a specialty materials company, from 1995.
     Mr. Sullivan joined the Company in 1996 as Vice President Information Systems, became Vice President Information Systems, Service and Chief Information Officer in April 2001, and was promoted to Senior Vice President in July 2002. Prior to joining the Company, Mr. Sullivan served in various executive capacities including Vice President of Information Systems of Goody’s Family Clothing, Inc., a retail apparel company, from 1994 to 1995.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
MARKET INFORMATION
     Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

Calendar Period	High	Low
2006:

1st Quarter	$41.00	$33.76
2nd Quarter	40.76	36.90
3rd Quarter	39.74	34.06
4th Quarter	44.34	39.50

2005:

1st Quarter	$43.71	$38.79
2nd Quarter	41.30	35.43
3rd Quarter	42.70	38.39
4th Quarter	39.24	34.56
RECORD HOLDERS
     On February 16, 2007, the closing sale price of our Common Stock was $46.15. As of February 16, 2007, the approximate number of record holders of Common Stock was 5,504.
DIVIDENDS
     We have paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

Calendar Period	Dividends Paid per Common Share
2006:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

2005:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625
     We currently plan to continue paying quarterly cash dividends on our Common Stock. The amount of any such dividend will depend on our earnings, financial position, capital requirements and other relevant factors.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about our purchases during the year ended December 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

					Maximum
				Total Number of Shares	Approximate Dollar Value
	Total Number			Purchased as Part of	of Shares that May Yet Be
	of Shares		Average Price	Publicly Announced Plans	Purchased Under the Plans or
	Purchased		Paid Per	or Programs	Programs
Period	(in thousands)		Share	(in thousands)	(in thousands) (2)

January 1, 2006 - January 28, 2006	—		$—	N/A	$153,308
January 29, 2006 - March 4, 2006	269.8		36.93	269.8	143,345
March 5, 2006 - April 1, 2006	1,767.6	(1)	37.57	1,738.2	78,023
April 2, 2006 - April 29, 2006	—		—	N/A	78,023
April 30, 2006 - June 3, 2006	8.5		37.95	8.5	327,701(3)
June 4, 2006 - July 1, 2006	1,489.4		37.54	1,489.4	271,796
July 2, 2006 - July 29, 2006	100.0		35.59	100.0	268,236
July 30, 2006 - September 2, 2006	957.7		35.82	957.7	233,930
September 3, 2006 - September 30, 2006	124.4		37.72	124.4	229,237
October 1, 2006 - October 28, 2006	—		—	N/A	229,237
October 29, 2006 - December 2, 2006	—		—	N/A	229,237
December 3, 2006 - December 30, 2006	42.2	(1)	43.46	N/A	229,237

Total year	4,759.6		$37.19	4,688.0	$229,237

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of February 16, 2007, the Company had $229.2 million remaining in buyback authorization under its program.

(3)	On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its Common Stock for cash in open market purchases and privately negotiated transactions.

Item 6. Selected Financial Data.
     The following table sets forth certain information regarding our operating results and financial position, and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:
(All dollar amounts in thousands except per common share data)

	2006	2005		2004		2003		2002
Net Sales	$4,994,318	$4,847,753		$4,632,828		$4,241,115		$3,717,503
Gross Profit	2,387,465	2,298,357		2,142,562		1,889,791		1,619,635
Operating Income	436,077	525,340		502,746		470,790		389,888
Net Income	254,685	317,366	*	313,569	*	279,693	*	231,165	*
Working capital	796,195	848,798		871,540		836,911		618,490
Total assets	3,495,768	3,152,036		3,029,752		2,606,999		2,268,357
Long term obligations	570,469	417,833		484,516		440,303		384,137
Stockholders’ equity	2,129,981	2,002,706		1,811,789		1,577,971		1,286,361
Per common share data:
Basic earnings	2.50	2.98	*	2.90	*	2.60	*	2.19	*
Diluted earnings	2.46	2.94	*	2.85	*	2.55	*	2.16	*
Book value at year end	20.65	19.08		16.66		14.40		12.02
Dividends paid	0.23	0.23		0.23		0.23		0.23
Weighted average common shares outstanding	101,989,470	106,353,769		108,128,172		107,451,157		105,592,062
Weighted average common shares and share equivalents outstanding	103,482,699	107,919,303		109,886,352		109,619,241		107,195,872

*	Includes a restructuring gain of $394 ($610 pretax) or $0.004 per share in 2005, a net restructuring charge of $6,472 ($9,694 pretax) or $0.06 per share and a one time gain on sale of an equity investment of $7,965 ($11,934 pretax) or $0.07 per common share in 2004, a restructuring gain of $429 ($672 pretax) or $0.004 per share in 2003 and a restructuring charge of $4,547 ($7,130 pretax) or $0.04 per common share in 2002. See Note 25 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail:
•	Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners. This segment includes our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge-priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, CRAZY HORSE (which will be replaced by LIZ & CO and CONCEPTS BY CLAIBORNE), FIRST ISSUE, STAMP 10, TINT and VILLAGER), moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES), contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENSIE, KENSIEGIRL and LAUNDRY BY SHELLI SEGAL) and our active wear (prAna), as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•	Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI, MARVELLA, KATE SPADE and JACK SPADE labels and our licensed KENNETH COLE label.

•	Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 336 outlet stores, 399 specialty retail stores and 625 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, the Company owns the inventory) and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE, YZZA, KATE SPADE and JACK SPADE.
The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is included in the line “Sales from external customers” under the caption “Corporate/Eliminations” in Note 20 of Notes to Consolidated Financial Statements.
Competitive Profile
We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, distribution channels and geographies, is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, including the creation of internally developed brands, as well as the continued expansion of our retail business, to our product designs and to leveraging our competencies in technology and supply chain management for the benefit of existing and new (both acquired and internally developed) businesses.
Consumers are continuing to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and unknown impacts of the ongoing retail industry consolidation, including the post-merger integration and rationalization of Federated Department Stores and May Company, and the continuing internal distractions of certain other retailers, present a multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, they continue to execute their buying activities very cautiously. This conservative operating environment adversely affects our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our investment on trending categories and trending businesses, including the further expansion into specialty retail where we plan to open 100 — 125 specialty retail stores globally in 2007, with the majority of the store openings focused on the Juicy Couture, Lucky Brand, MEXX and Kate Spade formats.

We are currently conducting a review of our operations to assess options to best allocate our resources to those businesses with the maximum potential for growth in sales and earnings. We have already begun to identify additional streamlining and reinvestment opportunities in 2007, focusing on our wholesale and corporate expense structure and on the refinement of our retail portfolio.
In February 2006 and October 2006, we announced initiatives to streamline our operations to increase efficiency in managing our multi-brand, multi-channel and multi-geography portfolio and more closely align our businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands. For the year ended December 30, 2006, we recorded $86.7 million ($54.4 million after-tax) related to this initiative, including $46 million of payroll and related costs, $11 million of lease termination costs, $23 million of fixed asset write-downs and disposals and $7 million of other costs. Approximately $23 million of these charges were non-cash.
We expect that the challenges of our retail partners will continue over the near term and the conservative approach to planning inventory levels will continue to be a major focus. Retailers will turn to wholesalers who can respond quickly to market trends, allowing those retailers to maintain lean retail inventory stock levels of faster turning differentiated products. We believe that our technology, coupled with our modern business models and evolving supply chain, enables us to partner with our customers, and to quickly identify and enable them to reorder those items that are trending well with customers and appeal to consumers. In order to make decisions faster and deliver products to market more quickly, we are establishing several new process models that will help our teams work more rapidly across time zones, including the opening of a new design resource center in Hong Kong.
We have also diversified geographically, with our international operations representing approximately 28% of total Company net sales for the year ended December 30, 2006. We view the international markets as an important area of growth for us as we continue to build the capability to launch brands from our domestic portfolio and evaluate business development opportunities in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control management activities as well as our process improvement and expense control initiatives.
In summary, our success in the future will depend on our ability to continue to design and deliver products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis, particularly in light of uncertainty regarding quota for apparel products, and to leverage our technology competencies. We remain convinced that a multi-brand, multi-channel and multi-geography strategy speaks to our vision to support future and sustained growth.
On October 16, 2006, we announced that William L. McComb, formerly Company Group Chairman at Johnson & Johnson had been appointed Chief Executive Officer and a member of the Board of Directors, effective November 6, 2006. Mr. McComb succeeded Paul R. Charron as Chief Executive Officer of the Company. Mr. Charron remained Chairman through the end of 2006 and became Chairman Emeritus, an honorary designation, as of January 1, 2007. Mr. Charron will provide consulting services to us through 2007. We also announced that Kay Koplovitz, a member of the Board of Directors since 1992, had been appointed non-executive Chairman of the Board of Directors, effective January 1, 2007.
Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2006 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A — Risk Factors.”
Operating Highlights
For the period beginning in 2001 through 2006, the Company’s revenues have grown to $4.994 billion in 2006 from $3.448 billion in 2001. This growth has been largely a result of our acquisitions of MEXX Europe and MEXX Canada, JUICY COUTURE, LUCKY BRAND and ELLEN TRACY, as well as organic growth, as we execute our multi-brand, multi-channel, multi-geography diversification strategy under which we strive to offer consumers apparel and non-apparel products across a range of styles, price points and channels of distribution. In implementing this strategy, we seek to position most of our acquisitions and internally developed businesses for transformation into a “lifestyle” brand, extending their offerings into a broad range of apparel and non-apparel categories. Our revenue growth over the five-year period also reflects the growth of our moderate and mid-tier businesses, which sell products at prices lower than our better-priced offerings, and our non-apparel businesses, as well as continued growth in our retail businesses. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. For the period beginning in 2001 through 2005, our operating margin rate had exceeded 10%. The operating margin rate for 2006 declined to 8.7% primarily due to expenses related to our streamlining initiatives. Diluted EPS increased 34% to $2.46 in 2006 from $1.83 in 2001.

2006 Overall Results
Net Sales
Net sales in 2006 were $4.994 billion, an increase of $146.6 million, or 3.0%, over 2005 net sales.
The sales results reflected increased sales in our accessories, direct to consumer retail and European wholesale businesses, as well as the inclusion of our recently acquired prAna and Mac & Jac businesses, partially offset by a decrease in our domestic wholesale apparel businesses, primarily resulting from decreases in our LIZ CLAIBORNE, DANA BUCHMAN, SIGRID OLSEN, ELLEN TRACY and Men’s apparel businesses. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro and Canadian dollar, in our international businesses, increased sales by approximately $28.0 million during 2006.
Global net sales for our key brands in 2006 across all product categories were as follows:
—	Net sales in our MEXX brand increased approximately 8% compared to 2005, excluding the impact of foreign currency exchange rates, primarily driven by increases in Canadian and European retail.

—	Net sales in our LIZ CLAIBORNE brand decreased approximately 9% compared to 2005, primarily due to decreases in wholesale apparel and non-apparel.

—	Net sales for LUCKY BRAND increased approximately 20% compared to 2005, primarily driven by increases in retail and wholesale non-apparel.

—	Net sales in our JUICY COUTURE brand increased approximately 30% compared to 2005, primarily driven by increases in retail and wholesale non-apparel.
Gross Profit and Net Income
Our gross profit increased slightly in 2006 reflecting the impact of a changing mix within our portfolio, primarily due to an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average, partly offset by the inclusion in 2005 of a $12.3 million reimbursement from a customer of improperly collected markdown allowances. Overall, net income decreased to $254.7 million in 2006 from $317.4 million in 2005, reflecting in part approximately $44.4 million of net, after-tax expenses associated with our streamlining initiatives, the inclusion in 2005 of the reimbursement from a customer of improperly collected markdown allowances ($8.0 million net of tax) as well as the impact of decreased sales in our domestic wholesale businesses.
Balance Sheet
Our financial position continues to be strong. We ended 2006 with a net debt position of $397.6 as compared to $123.4 million at 2005 year-end. We generated $394.0 million in cash from operations during fiscal 2006, which enabled us to fund $266.8 of acquisition related payments, our 2006 share repurchase of $174.1 million and our capital expenditures of $182.4 million, while only increasing our net debt by $274.2 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $48.5 million.
International Operations
Revenues for the last five years are presented on a geographic basis as follows:

In thousands	2006	2005	2004	2003	2002
Domestic	$3,599,383	$3,586,048	$3,502,565	$3,304,614	$3,037,325
International	1,394,935	1,261,705	1,130,263	936,501	680,178
Total Company	$4,994,318	$4,847,753	$4,632,828	$4,241,115	$3,717,503
In 2006, sales from our international segment represented 27.9% of our overall sales, compared to 18.3% in 2002, primarily due to our acquisitions of MEXX Europe and MEXX Canada and, to a lesser extent, expansion of the MONET brand. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe and MEXX Canada businesses and from international growth of a number of our current domestic brands, including JUICY COUTURE, LUCKY BRAND and KATE SPADE. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. In 2006, the impact of foreign currency exchange rates represented $28.0 million of the increase in international sales compared to $12.8 million of the increase in international sales in 2005. The strengthening of the Canadian dollar and the euro against the U.S. dollar has positively impacted the results in our international businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

Recent Acquisitions
On December 13, 2006, we acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its Kate Spade® and JACK SPADE® brands. We believe the addition of Kate Spade further diversifies our portfolio and provides considerable opportunity for growth in our direct to consumer business. The purchase price totaled approximately $124 million, plus fees and an additional $1-2 million for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, we allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business; $3.5 million has been allocated to the value of customer relationships and $44.7 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, we acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its MAC & JAC brands. We believe the acquisition of MAC & JAC’s brand names and multi-brand, multi-channel, multi-geography approach compliment our portfolio diversification strategy, as well as offer the opportunity for expanded distribution in the U.S. department store and specialty store channels. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $8-16 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) and contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $35-40 million. The contingent payments will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.5 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 6, 2005, we acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.2 million, including fees and contingent payments to be determined based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and was accounted for as additional purchase price. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.6 million is not amortized and is subject to an annual test for impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to our consolidated results.
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of $22-24 million. The contingent payment will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
On July 9, 2002, we acquired 100 percent of the equity interest of Mexx Canada, Inc., a privately-held fashion apparel and accessories company (“Mexx Canada”). The total purchase price consisted of: (a) an initial cash payment made at the closing date of $15.2 million; (b) a second payment made at the end of the first quarter 2003 of 26.4 million Canadian dollars (or $17.9 million); and (c) a contingent payment to be determined as a multiple of Mexx Canada’s earnings and cash flow performance for the year ended either 2004 or 2005. In December 2004, the 2004 measurement year was selected by the seller for the calculation of the contingent payment. The contingency was settled on April 26, 2005 for 45.3 million Canadian dollars (or $37.1 million). The contingent payment was accounted for as additional purchase price and an increase in goodwill.
On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million and a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, we paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2008, we will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. We have recorded the present value of fixed amounts owed ($19.5 million) as an increase in Accrued expenses and Other Non-Current Liabilities. As of December 30, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $19-23 million.
Share-Based Compensation
On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of our employee share-based options as well as restricted stock. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.”
Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25 and related Interpretations in accounting for our share-based compensation plans; all employee stock options were granted at or above the grant date market price and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. Since adoption, we are recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. We have not modified any unvested awards. As a result of the adoption of SFAS No. 123(R), we expensed $11.8 million related to stock options in 2006; approximately $3.7 million related to outstanding stock option awards will be expensed in 2007. Additionally, we have migrated our share-based management compensation program toward an emphasis on restricted stock and away from stock options, issuing restricted shares to a larger group of employees in 2005 and 2006. As it relates to restricted stock awards issued to this larger group of employees, we expensed $8.3 million in 2006; approximately $8.6 million of restricted stock will be expensed in fiscal 2007. We anticipate approximately $6.5 million of outstanding stock option awards will be expensed through 2009 and $12.5 million of restricted stock will be expensed through 2011 as a result of the adoption of SFAS No. 123(R) and our migration towards restricted stock awards. We typically issue share-based compensation awards in March as granted by our Compensation Committee. As a result, compensation expense associated with awards to be granted in the first quarter of 2007 has not been included above.
RESULTS OF OPERATIONS
We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
•	Domestic: wholesale customers, Company specialty retail and outlet stores located in the United States, and our e-commerce sites; and

•	International: wholesale customers, Company specialty retail, outlet stores and concession stores located outside of the United States, primarily in our European and Canadian operations.
All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable intercompany eliminations.
2006 vs. 2005
The following table sets forth our operating results for the year ended December 30, 2006 (52 weeks), compared to the year ended December 31, 2005 (52 weeks):

	Year ended		Variance
	December 30,	December 31,
Dollars in millions	2006	2005	$	%
Net Sales	$4,994.3	$4,847.8	$146.5	3.0%
Gross Profit	2,387.5	2,298.4	89.1	3.9%
Selling, general & administrative expenses	1,951.4	1,773.6	177.8	10.0%
Restructuring (gain)	0.0	(0.6)	0.6	100.0%
Operating Income	436.1	525.3	(89.2)	(17.0%)
Other income (expense), net	5.4	(2.3)	7.7	334.8%
Interest (expense), net	(34.9)	(31.8)	(3.1)	(9.7%)
Provision for income taxes	151.9	173.9	(22.0)	(12.7%)
Net Income	$254.7	$317.4	$(62.7)	(19.8%)
Net Sales
Net sales for 2006 were $4.994 billion, an increase of $146.5 million, or 3.0%, over net sales for 2005. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar and the euro, in our international businesses increased net sales by approximately $28.0 million during the year. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales decreased $62.2 million, or (2.1)%, to $2.885 billion as a result of:
—	A $126.4 million net decrease across our Wholesale Apparel businesses primarily reflecting a decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”) and decreases in our CRAZY HORSE women’s (which is being replaced in 2007 by LIZ & CO), ELLEN TRACY and DANA BUCHMAN (due to the discontinuation of special sizes and a shift in demand toward more modern offerings), SIGRID OLSEN (resulting from lower volume due to reduced distribution and reduced demand as well as the discontinuation of special sizes), CLAIBORNE men’s (due to reduced volume as a result of the impact of retailer consolidation), CITY UNLTD. (due to the discontinuance of this brand in the department store channel) and AXCESS men’s (due to reduced demand and the licensing out of our dress shirts business) businesses, partially offset by growth in our MEXX Europe business (due to volume growth primarily due to new specialty retail customers), DKNY®

Jeans women’s (due to volume growth in petite sizes and additional points of sale), ENYCE (due to increased demand), our moderate businesses (due to higher unit volume, most notably growth in our J.H. COLLECTIBLES business, due to higher unit volume among existing customers and the addition of new retail customers), EMMA JAMES (due to increased demand and increased department store distribution and the launch of TAPEMEASURE), C & C CALIFORNIA (due to increased unit volume primarily with our department store customers) and the launch of STAMP 10;
—	The inclusion in 2005 of a $12.3 million reimbursement from a customer of improperly collected markdown allowances;

—	The impact of $66.0 million of sales from our acquired prAna and MAC & JAC businesses; and

—	A $10.5 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
•	Wholesale Non-Apparel net sales increased $50.6 million, or 7.8%, to $701.5 million. The increase was primarily due to:
—	A $32.9 million net increase in our accessories businesses resulting primarily from increases in our JUICY COUTURE, LUCKY BRAND, SIGRID OLSEN and LAUNDRY businesses due to increased demand, partially offset by decreases in our LIZ CLAIBORNE, department store and MONET jewelry businesses, primarily due to reduced volume as a result of the impact of retailer consolidation;

—	The inclusion of $1.1 million from our December 13, 2006 acquisition of the KATE SPADE brand; and

—	A $16.6 million increase in our cosmetics business primarily resulting from the launch of our new JUICY COUTURE, LUCKY BRAND and ELLEN TRACY fragrances.

—	The impact of foreign currency exchange rates in our international businesses in this segment was not material.
•	Retail net sales increased $154.5 million, or 12.8%, to $1.362 billion as a result of:
—	A $131.7 million net increase driven by the net addition over the last 12 months of 45 specialty retail and 12 outlet stores, reflecting in part the opening of 33 LUCKY BRAND, 16 SIGRID OLSEN and 15 JUICY COUTURE specialty retail stores and 14 LIZ CLAIBORNE and 8 MEXX outlet stores in the United States, Canada and Europe;

—	The inclusion of $5.8 million from our recent acquisition of KATE SPADE (acquired December 13, 2006) and MAC & JAC (acquired January 26, 2006) businesses, which in the aggregate included 21 specialty retail stores and 4 outlets; and

—	A $17.0 million increase resulting from the impact of foreign currency exchange rates in our international businesses.

—	Comparable store sales in our Company-operated stores increased by 0.8% overall, primarily the result of a 4.3% increase in our Specialty Retail business mostly offset by a 2.3% decrease in our Outlet business.
We ended 2006 with a total of 336 outlet stores, 399 specialty retail stores and 625 international concession stores, including the 21 specialty retail and 4 outlet stores from our recently acquired KATE SPADE and MAC & JAC businesses. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.
•	Corporate net sales, consisting of licensing revenue, increased $3.6 million to $45.8 million as a result of revenues from new licenses and growth from our existing license portfolio.
Viewed on a geographic basis, Domestic net sales increased by $13.3 million, or 0.4%, to $3.599 billion, reflecting increases in our specialty retail and wholesale non-apparel business partially offset by the continued declines in our domestic wholesale apparel business. International net sales increased $133.2 million, or 10.6%, to $1.395 billion. The international increase reflected increases in our MEXX Europe and Canadian retail business. The impact of currency exchange rates increased international sales by approximately $28.0 million.
Gross Profit
Gross profit increased $89.1 million, or 3.9%, to $2.387 billion in 2006 over 2005. $16.1 million of the increase in gross profit is due to the impact of foreign currency exchange rates in our international businesses. Gross profit as a percent of net sales increased to 47.8% in 2006 from 47.4% in 2005, reflecting the impact of a changing mix within our portfolio, partially offset by a decreased gross profit rate in our wholesale non-apparel segment and the impact of the $12.3 million (0.3% of net sales) reimbursement in 2005 from a customer of improperly collected markdown allowances. The change in mix primarily reflected an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $177.8 million, or 10.0%, to $1.951 billion in 2006 over 2005 and as a percent of net sales increased to 39.1% in 2006 from 36.6%. The SG&A increase reflected the following:
•	The inclusion of $29.3 million of expenses from our acquired prAna, MAC & JAC and KATE SPADE businesses;

•	A $97.5 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	A $13.7 million increase due to the impact of foreign currency exchange rates in our international businesses;

•	$84.8 million of expenses primarily consisting of employee severance costs, lease termination costs and fixed asset write-downs, offset by savings of $28.4 million associated with our streamlining initiatives;

•	$14.9 million of reinvestment in marketing and in-store activities of realized savings from our streamlining initiatives; and

•	A $34.0 million net decrease in wholesale and corporate expenses primarily reflecting reduced incentive compensation expense.
The increased SG&A rate primarily reflected net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our retail segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our wholesale apparel segment, which runs at a lower SG&A rate than the Company average.
Operating Income
Operating income was $436.1 million (8.7% of net sales) in 2006 compared to $525.3 million (10.8% of net sales) in 2005. The decrease is primarily attributable to $86.7 million of expenses associated with our streamlining initiatives, the $12.3 million reimbursement in 2005 from a customer of improperly collected markdown allowances, as well as the impact of reduced wholesale apparel sales, partially offset by decreased wholesale and corporate expenses. Operating income increased by $2.3 million in 2006 due to the impact of foreign currency exchange rates in our international businesses. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $254.1 million (8.8% of net sales), a decrease of $69.4 million in 2006 compared to $323.5 million (11.0% of net sales) in 2005, principally reflecting reduced income in our DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, CRAZY HORSE women’s and to a lesser extent, MEXX Europe, JUICY COUTURE and LUCKY BRAND apparel businesses and $36.3 million of net expenses (reflecting $52.2 million in expenses, savings of $21.5 million and the reinvestment of $5.6 million in marketing and in-store activities) associated with our streamlining initiatives, partially offset by increased income in our ENYCE, DKNY® Jeans women’s, LAUNDRY and LIZ CLAIBORNE businesses and the inclusion in 2005 of the reimbursement of $12.3 million from a customer of improperly collected markdown allowances.

•	Wholesale Non-Apparel operating income increased $1.7 million to $103.2 million (14.7% of net sales) in 2006 compared to $101.5 million (15.6% of net sales) in 2005, principally reflecting increases in our JUICY COUTURE and LUCKY BRAND accessories businesses, partially offset by $6.1 million of net expenses (reflecting $6.0 million in expenses, savings of $5.7 million and the reinvestment of $5.8 million in marketing and in-store activities) associated with our streamlining initiatives.

•	Retail operating income was $41.5 million (3.0% of net sales) decreasing by $26.7 million in 2006 compared to $68.2 million (5.6% of net sales) in 2005, principally reflecting $28.4 million of net expenses (reflecting $28.5 million in expenses, savings of $3.6 million and the reinvestment of $3.5 million in marketing and in-store activities) associated with our streamlining initiatives, reduced income in our outlet business due to reduced comparable store sales as well as higher costs associated with new store openings and higher costs in our European retail business.

•	Corporate operating income, primarily consisting of licensing operating income, increased $5.2 million to $37.3 million in 2006 compared to $32.1 million in 2005 as a result of increased revenues from our new licenses and growth from our existing license portfolio, as well as expense reductions.
Viewed on a geographic basis, Domestic operating income decreased by $57.0 million, or 13.6%, to $360.8 million predominantly reflecting the reduced income in our domestic wholesale apparel and outlet businesses and the expenses associated with our streamlining initiatives. International operating income decreased $32.2 million, or 30.0%, to $75.3 million. The international decrease reflected decreased profitability in our European retail business and expenses associated with our streamlining initiatives.
Other Income (Expense), Net
In 2006, Other income (expense), net was $5.4 million of income compared to $2.3 million of expense in 2005. In 2006, net other income (expense) was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $1.2 million of minority interest. (See “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest).
Interest Expense, Net
Net interest expense in 2006 was $34.9 million, compared to $31.8 million in 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $4.4 million and $2.6 million of interest income in 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in 2006 increased to 37.4% from 35.4% in 2005. Taxes on earnings were affected by the impact of discrete tax events as well as a shift in earnings to jurisdictions with higher statutory tax rates.
Net Income
Net income decreased in 2006 to $254.7 million, or 5.1% of net sales, from $317.4 million in 2005, or 6.5% of net sales. Diluted earnings per common share (“EPS”) decreased to $2.46 in 2006, from $2.94 in 2005, a 16.3% decrease. The impact of the 2005 reimbursement from a customer of improperly collected markdown allowances was approximately $8.0 million, net of taxes, which increased EPS by $0.07. Our average diluted shares outstanding decreased by 4.4 million shares in 2006 on a year-over-year basis to 103.5 million as a result of the repurchase of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during 2006 increased EPS by approximately $0.03 in 2006.
2005 vs. 2004
The following table sets forth our operating results for the year ended December 31, 2005 (52 weeks), compared to the year ended January 1, 2005 (52 weeks):

	Year ended		Variance
	December 31,	January 1,
Dollars in millions	2005	2005	$	%
Net Sales	$4,847.8	$4,632.8	$214.9	4.6%
Gross Profit	2,298.4	2,142.6	155.8	7.3%
Selling, general & administrative expenses	1,773.6	1,630.1	143.5	8.8%
Restructuring (gain) expense	(0.6)	9.7	10.3	106.2%
Operating Income	525.3	502.7	22.6	4.5%
Other (expense) income, net	(2.3)	9.6	(11.9)	(124.0)%
Interest (expense), net	(31.8)	(32.2)	(0.4)	(1.3)%
Provision for income taxes	173.9	166.6	7.3	4.3%
Net Income	$317.4	$313.6	$3.8	1.2%
Net Sales
Net sales for 2005 were $4.848 billion, an increase of $214.9 million, or 4.6%, over net sales for 2004. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses added approximately $12.8 million in sales during the year. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales decreased $18.2 million, or 0.6%, to $2.947 billion as a result of:
—	A $54.0 million net decrease across our comparable Wholesale Apparel businesses (excluding C & C CALIFORNIA and prAna), primarily reflecting a 19.5% year-over-year decrease in our domestic LIZ CLAIBORNE business (resulting from lower unit volume and, to a lesser extent, lower unit pricing due to the factors discussed above in “Competitive Profile”), the discontinuation of our KENNETH COLE womenswear license and decreases in our CRAZY HORSE women’s (resulting from lower unit volume and increased retailer support), VILLAGER (resulting from lower unit volume due to a shift from classic to more updated brands), CLAIBORNE (due to lower unit pricing and lower unit volume due to the migration of certain customers to higher priced merchandise), ELLEN TRACY (due to lower unit volume and increased retailer support), ENYCE (due to lower unit volume in Specialty Retail stores partially offset by increased unit volume in department stores), partially offset by the continued growth of our MEXX Europe business (due to volume growth primarily in France and Germany and the launch of premium denim products), growth in our moderate businesses (due to higher unit volume, most notably growth in our EMMA JAMES, J.H. COLLECTIBLES due to higher unit volume and the addition of new retail customers and the launch of TAPEMEASURE) and mid-tier businesses (due to higher unit volume in our AXCESS business due to increased volume at existing store locations as well as increase in new store locations and the launch of BELONGINGS and TINT, the launch of METROCONCEPTS in the men’s category), continued growth in our JUICY COUTURE business (due to increased customer demand mostly reflected in higher unit volume) and increases in our licensed DKNY® JEANS (due to the addition of new retail customers) and LUCKY BRAND DUNGAREES (due to an increase in department store locations within existing customers) businesses and the launch of our CITY UNLTD. brand in the fourth quarter; partially offset by

—	The inclusion of $17.3 million of sales from our acquired C & C CALIFORNIA and prAna businesses;

—	The reimbursement of $12.3 million from a customer of improperly collected markdown allowances; and

—	A $6.2 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
•	Wholesale Non-Apparel net sales increased by $86.0 million, or 15.2%, to $650.9 million. The increase was primarily due to increases in our Cosmetics business (due to continued growth of our CURVE fragrances and the launch of our LIZ and SOUL fragrances), our JUICY COUTURE, LIZ CLAIBORNE, LUCKY BRAND and mid-tier Handbags businesses, and our MONET, JUICY COUTURE, mid-tier, licensed KENNETH COLE and SIGRID OLSEN Jewelry businesses, as well as the addition of our FIRST ISSUE Handbags, AXCESS Jewelry and Fashion Accessories and TINT Jewelry businesses. The impact of foreign currency exchange rates in our international businesses was not material in this segment.
•	Retail net sales increased $141.6 million, or 13.3%, to $1.207 billion as a result of:
—	A $6.2 million increase resulting from the impact of foreign currency exchange rates in our Canadian businesses; and

—	A $135.4 million net increase primarily driven by a 9.1% increase in comparable store sales in our Specialty Retail business (including a 21.6% comparable store sales increase in our LUCKY BRAND DUNGAREES business) and the net addition over the last twelve months of 69 Specialty Retail and 36 Outlet stores, reflecting in part the opening of 21 MEXX, 20 LUCKY BRAND, 19 SIGRID OLSEN and 2 JUICY COUTURE Specialty Retail stores and 22 MEXX and 14 LIZ CLAIBORNE Outlet stores in the United States, Canada and Europe. These increases were partially offset by a 3.4% comparable store sales decrease in our Outlet business as a result of reduced levels of customer traffic. Comparable store sales in our Company-operated stores increased 2.1% overall.
Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.
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
Selling, General & Administrative Expenses
SG&A increased $143.5 million, or 8.8% to $1.774 billion in 2005 and as a percent of net sales increased to 36.6% in 2005 from 35.2% in 2004. The SG&A increase reflected the following:
•	A $13.9 million increase from the acquisitions of C & C CALIFORNIA and prAna and the start-up of internally developed businesses;

•	A $5.8 million increase resulting from the impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar, in our international businesses;

•	The inclusion of an additional $15.9 million of expense resulting from the adoption of SFAS No. 123(R) and the shift in our share-based management compensation plan; and

•	A $107.9 million net increase primarily resulting from $32.9 million of expenses associated with the expansion of our domestic retail businesses, a $53.2 million increase in our MEXX Europe businesses due to wholesale and retail expansion, a $21.6 million increase in our Canadian businesses due to expansion in our specialty retail and outlet businesses, net increases of $8.2 million in our domestic wholesale apparel businesses and approximately $12.7 million of expenses associated with product offerings in our accessories and jewelry businesses, primarily offset by $20.7 million of expenses related to the discontinued Kenneth Cole womenswear license.
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
Restructuring (Gain) Expense
In 2005 and 2004, we recorded pretax restructuring gains of $610,000 ($394,000 after tax) and $105,000 ($68,000 after tax), respectively, to reverse prior restructuring reserves. In December 2004, we recorded a pretax restructuring charge of $9.8 million pretax ($6.5 million after tax) relating to costs associated with restructuring of our European business and the closure of our Secaucus, New Jersey distribution center.
Operating Income
Operating income for 2005 was $525.3 million, an increase of $22.6 million, or 4.5%, over 2004. The increase in operating income primarily resulted from increased sales in our non-apparel segment, lower sourcing costs and the reimbursement of $12.3 million from a customer of improperly collected markdown allowances, partially offset by the inclusion of $8.9 million of expenses primarily related to workforce reductions and office and distribution center real estate consolidations and the inclusion of $15.9 million of expenses resulting from the adoption of SFAS No. 123(R), as well as the shift in our share-based management compensation plan to restricted stock. In 2004, operating income reflected $9.8 million of restructuring charges. Operating income as a percent of net sales declined to 10.8% from 10.9% in 2004 primarily due to continued investment in the expansion of our domestic and international retail businesses and the additional liquidation of excess inventory as well as the effect of the adoption of SFAS No. 123(R). The impact of foreign currency exchange rates in our international businesses was not material. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $323.5 million (11.0% of net sales), an increase of $0.1 million in 2005 compared to $323.4 million (10.9% of net sales) in 2004, principally reflecting increased profits in our MEXX Europe, JUICY COUTURE, moderate and mid-tier businesses and licensed DKNY® JEANS businesses, as well as the favorable impact of the discontinuation of our KENNETH COLE womenswear license; primarily offset by reduced profits in our LIZ CLAIBORNE business, as a result of the lower sales discussed above, and in our ELLEN TRACY, CRAZY HORSE women’s, CLAIBORNE men’s, ENYCE and SIGRID OLSEN businesses;

•	Wholesale Non-Apparel operating income increased $22.8 million to $101.5 million (15.6% of net sales) in 2005 compared to $78.8 million (13.9% of net sales) in 2004, principally due to increased profits in our Cosmetics, LIZ CLAIBORNE, mid-tier and LUCKY BRAND Handbags businesses and MONET, JUICY COUTURE and SIGRID OLSEN Jewelry businesses, as well as the addition of our TINT Jewelry and AXCESS Jewelry and Fashion Accessories businesses, partially offset by reduced profits in our LIZ CLAIBORNE Fashion Accessories and Jewelry businesses;

•	Retail operating income was $68.2 million (5.6% of net sales) decreasing by $4.9 million in 2005 compared to $73.1 million (6.9% of net sales) in 2004, principally reflecting reduced profits in our Outlet and LIZ CLAIBORNE Europe businesses, partially offset by increased profits in our LUCKY BRAND DUNGAREES and MEXX Canada and JUICY COUTURE businesses; and

•	Corporate operating income, primarily consisting of licensing operating income, increased $4.7 million to $32.1 million in 2005 compared to $27.4 million in 2004.
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
Other (Expense) Income, Net
In 2005, other (expense) income, net was $2.3 million of expense, primarily comprised of $1.8 million of minority interest expense. (See “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest).
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

FORWARD OUTLOOK
We are currently conducting a review of our operations to assess options to best allocate our resources to those businesses with the maximum potential for growth in sales and earnings. We have already begun to identify additional streamlining and reinvestment opportunities in 2007, focusing on our wholesale and corporate expense structure and on the refinement of our retail portfolio.
In light of this ongoing review, we will not be providing 2007 guidance at this time. We currently plan to provide fiscal 2007 annual guidance in July upon completion of the review of our operations. In 2007, we will reinvest all of the $70 million in savings realized from our 2006 streamlining initiatives, primarily in marketing and in-store activities supporting our key brands. We will also continue our retail expansion strategy and plan to open 100 — 125 specialty retail stores globally in 2007, with the majority of the store openings focused on the JUICY COUTURE, LUCKY BRAND, MEXX and KATE SPADE formats.
We have also reviewed our quarterly guidance policy and have determined that we will no longer provide quarterly guidance. We will, however, continue to provide annual guidance. We believe this approach is consistent with management’s focus on sustainable long-term revenue and earnings growth generation. We remain committed to providing the investment community information regarding our corporate strategy and key drivers of long-term financial performance.
All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program including payments related to earn-out provisions of recent acquisition agreements. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of February 16, 2007, we had $229.2 million remaining in buyback authorization under the share repurchase program.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes that matured on August 7, 2006, which were originally issued on August 7, 2001 (see Note 11 of Notes to Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our next twelve months liquidity requirements and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.
2006 vs. 2005
Cash and Debt Balances. We ended 2006 with $195.1 million in cash and marketable securities, compared to $343.2 million at year-end 2005 and with $592.7 million of debt outstanding, compared to $466.6 million at year-end 2005. This $274.2 million increase in our net debt position on a year-over-year basis is primarily attributable to $174.1 million in share repurchases, $182.4 million in capital and in-store expenditures, $266.8 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $48.5 million), partially offset by cash flow from operations for the last twelve months of $394.0 million. We ended the year with $2.130 billion in stockholders’ equity, giving us a total debt to total capital ratio of 21.8% at the end of 2006, compared to $2.003 billion in stockholders’ equity at the 2005 year-end with a total debt to total capital ratio of 18.9%. As of the end of 2006, we had $229.2 million remaining on our share repurchase authorization.
Accounts receivable increased $83.2 million, or 20.0%, at year-end 2006 compared to year-end 2005, primarily due to increased shipments in our domestic non-apparel businesses and the timing of shipments in the fourth quarter of 2006 and 2005, the inclusion of

$13.0 million of receivables from our acquired prAna, Mac & Jac and Kate Spade businesses, the impact of foreign currency exchange rates of $15.3 million primarily related to the strengthening of the euro, partially offset by a $5.9 million reduction in receivables in our domestic wholesale apparel businesses.
Inventories increased $57.1 million, or 10.7%, at year-end 2006 compared to year-end 2005, primarily due to a $35.2 million increase resulting from acquisitions, new business initiatives and the expansion of our specialty retail business, net of discontinued lines, a $14.8 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses, partially offset by decreases in our domestic better woman’s apparel and domestic outlet businesses. Our average inventory turnover rate for 2006 was 4.3 times compared to 4.4 times in 2005.
Borrowings under our revolving credit facility and other credit facilities peaked at $314.2 million during 2006; at year-end 2006, our borrowings under these facilities were $104.4 million.
Net cash provided by operating activities was $394.0 million in 2006, compared to $440.6 million in 2005. This $46.6 million decrease in cash flow was primarily due to reduced net income resulting from the impact of our streamlining initiatives, as well as changes in accounts receivable due to timing of shipments in our wholesale businesses, partially offset by changes in accounts payable due to the timing of payments and changes in accrued expenses primarily as a result of accruals relating to our streamlining initiatives, as well as increases in depreciation and amortization mostly due to retail expansion.
Net cash used in investing activities was $435.4 million in 2006, compared to $298.9 million in 2005. Net cash used in 2006 primarily reflected $266.8 million in acquisition-related payments and $182.4 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments and the sale of our former distribution center in Alabama. Net cash used in 2005 reflected payments of $158.9 million for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of the additional 8.25 percent of minority interest in Lucky Brand and payments of $29.3 million for the acquisition of C & C and $32.4 million for the acquisition of prAna.
Net cash used in financing activities was $89.8 million in 2006, compared to $199.5 million provided in 2005. The $109.7 million year-over-year decrease was primarily due to commercial paper outstanding at year-end, increased proceeds from exercise of stock options and decreased common stock repurchases.
2005 vs. 2004
Cash and Debt Balances. We ended 2005 with $343.2 million in cash and marketable securities, compared to $393.4 million at year-end 2004 and with $466.6 million of debt outstanding, compared to $540.6 million at year-end 2004. This $23.8 million decrease in our net debt position on a year-over-year basis is primarily attributable to cash flow from operations for the year of $440.6 million and the effect of foreign currency translation on our Eurobond, which reduced our debt balance by $62.0 million, partially offset by the 45.3 million Canadian dollars (or $37.1 million based on the exchange rate on such date) required final contingent payment to complete the purchase of MEXX Canada, the $35.0 million payment to Lucky Brand shareholders to purchase an additional 8.25 percent interest in Lucky Brand, the $29.3 million payment made related to the acquisition of C & C, the $32.4 million payment made related to the acquisition of prAna, $198.2 million in share repurchases and $158.9 million for capital and in-store expenditures. We ended the year with $2.003 billion in stockholders’ equity, giving us a total debt to total capital ratio of 18.9% compared to $1.811 billion in stockholders’ equity at the 2004 year-end with a total debt to total capital ratio of 23.0%. As of the end of 2005, we had $153.3 million remaining on our share repurchase authorization.
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
Commitments and Capital Expenditures
We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $35-40 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 16, 2007 and January 17, 2006, we purchased 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of Lucky Brand for a payment of $10.0 million each. The remaining 3.35 percent will be purchased as follows: 1.1 percent in January 2008 for $10.0 million and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $19-23 million.

•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be in the range of approximately $22-24 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $8-16 million. The contingent payments will be accounted for as additional purchase price when paid.

•	The Kate Spade acquisition agreement provides for certain post-closing adjustments that we estimate will require payment of approximately $1-2 million.

•	Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $0.2-1.0 million and the payment will be made in either cash or shares of our common stock at the option of either the Company or the seller.
We lease all our retail stores under leases with terms that are typically five or ten years. We amortize leasehold improvements, as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal, (ii) there is no minimum sales requirement that could impair our ability to renew,

(iii) failure to renew would subject us to a substantial penalty and (iv) there is an established history of renewals in the format or location.
Our capital expenditures for 2007 are expected to approximate $200 million. These expenditures primarily relate to our retail expansion strategy and plan to open 100 — 125 specialty retail stores globally, with the majority of the store openings focused on the Juicy Couture, Lucky Brand, MEXX and Kate Spade formats, and the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures). Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.
In March 2005, awards were granted to a group of key executives under the Company’s stockholder approved Section 162(m) Long Term Performance Plan (the “Performance Plan”). The initial Performance Plan Awards (the “Awards”) provide for potential cash payouts based upon performance over a three-year performance period covering the Company’s 2005, 2006 and 2007 fiscal years. Actual payouts of the Awards are dependent on the level of achievement against three performance goals: 25% of each Award payout is based on the Company’s earnings per share growth, 25% is based on the Company’s average three-year return on invested capital and 50% is based on total shareholder return as compared to a group of peer companies.
The following table summarizes as of December 30, 2006 our contractual cash obligations by future period (see Notes 2, 3, 10 and 11 of Notes to Consolidated Financial Statements):

	Payments due by period
Contractual cash obligations	Less than			After
(In thousands)	1 year	1-3 years	4-5 years	5 years	Total

Leases commitments	$187,224	$336,498	$269,010	$428,797	$1,221,529
Capital lease obligations	8,549	12,695	10,727	10,280	42,251
Deferred compensation	13,740	—	—	—	13,740
Long term performance plan	—	1,807	1,807	—	3,614
Inventory purchase commitments	641,743	—	—	—	641,743
Eurobond	—	—	—	460,880	460,880
Eurobond interest *	23,044	46,088	46,088	46,088	161,308
Guaranteed minimum licensing royalties	13,000	26,000	26,000	13,000	78,000
Short-term borrowings and commercial paper **	100,783	357	122	417	101,679
Synthetic lease	—	—	32,806	—	32,806
Synthetic lease interest	1,955	3,910	3,702	—	9,567
Additional acquisition purchase price payments	36,000	35,000	44,000	—	115,000

*	Interest on the Eurobond is fixed at 5% per annum and assumes an exchange rate of 1.3168 U.S. dollars per euro.

**	Commercial paper is classified as long-term debt on the face of the balance sheet as we have the intent and ability to refinance it on a long-term basis; however, the obligation is due within one year. Interest on all short-term borrowings is estimated at a rate of 5.14% or approximately $5.2 million.
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of our net investment in MEXX (see Note 12 of Notes to Consolidated Financial Statements). The Notes are classified as Long-term debt. The fair value of the Notes was 354.1 million euro as of December 30, 2006.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios, and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. We believe we are in compliance with such covenants as of December 30, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 30, 2006, the Company had $82.1 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.
As of December 30, 2006 and December 31, 2005, we had lines of credit aggregating $617 million and $567 million, respectively, which were primarily available to cover trade letters of credit. At December 30, 2006 and December 31, 2005, we had outstanding trade letters of credit of $303 million and $298 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $182.0 million (based on the exchange rates as of December 30, 2006). As of December 30, 2006, a total of $18.5 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 4.19%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. These lines are guaranteed by the Company. The lines of credit are in effect for less than one year and mature at various dates in 2007. We intend to renew the lines under similar arrangements. The capital lease obligations in Europe expire in 2007 and 2008.
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The lease expired on November 22, 2006. On November 21, 2006, we entered into a new synthetic lease with a financial institution for a five – year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
Hedging Activities
At December 30, 2006, we had various Canadian currency collars outstanding with a notional amount of $8.7 million, maturing through May 2007 and with contract rates ranging between 1.1205 and 1.1700 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 45.3 million Hong Kong dollars, maturing through June 2007 and with contract rates ranging between 6.6313 and 6.8776 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 23.3 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. We had $21 million in Canadian currency collars and 325 million Hong Kong dollars in euro currency collars at December 31, 2005. At December 30, 2006, we also had forward contracts maturing through December 2007 to sell 9.4 million Canadian dollars for $8.2 million, to sell 15.7 million Canadian dollars for 106.0 million Hong Kong dollars and to sell 58.4 million euro for 589.0 million Hong Kong dollars. The notional value of the foreign exchange forward contracts was approximately $97.5 million at December 30, 2006, as compared with approximately $67.5 million at December 31, 2005. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately $(1.6) million at December 30, 2006 and $0.7 million at December 31, 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the year ended December 30, 2006. In addition, for the fiscal year ended December 30, 2006, we recorded approximately $1.0 million as expense in the Consolidated Statements of Income for derivative instruments that no longer qualified for hedge accounting treatment. Approximately $1.3 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the 2001 synthetic lease agreement, we entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized currently in earnings, was not material for the periods presented.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with paragraph 15 of SFAS No. 52 are accounted for as a component of Accumulated other comprehensive income (loss) rather than recognized in current income in accordance with paragraph 20(b) of SFAS No. 52. The unrealized (loss) gain recorded to Cumulative translation adjustment was $(48.5) million and $62.0 million for the years ended December 30, 2006 and December 31, 2005, respectively.
On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds that matured on August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. The increase in interest expense recorded at settlement of this swap was not material for the year ended December 30, 2006.
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 11 of Notes to Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the year ended December 30, 2006.
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
Revenue Recognition
Revenue is recognized from our wholesale, retail and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. In fiscal 2006, a 1% increase in the effective tax rate would have impacted Net Income by $4.1 million.
Accounts Receivable — Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.
Goodwill and Other Intangibles, Net
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three year period ended December 30, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
The excess of the low range of the fair value over the carrying value for goodwill for each of the reporting units ranged from approximately $68.4 million to approximately $629.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value for each of the reporting units ranging from approximately $61.6 million to approximately $566.1 million.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that the Company tests for effectiveness at inception of each hedge and at the end of each reporting period.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, to SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.
Hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment also involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to Cumulative translation adjustment. We also use derivative instruments to hedge the changes in the fair value of the debt due to interest rates and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
Share-Based Compensation
On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
Inflation
The rate of inflation over the past few years has not had a significant impact on our sales or profitability.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. The adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted FIN 48 for the first quarter of 2007. Based on our preliminary review, we expect a cumulative effect charge to retained earnings in the range of $18 – 24 million.
On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. We adopted FSP No. FAS 13-1 on January 1, 2006. The impact of this FSP decreased net income by approximately $4 million for the fiscal year ending December 30, 2006.
STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases, and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2007, any fiscal quarter of 2007 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:
Risks Associated with Competition and the Marketplace
The apparel and related product markets are highly competitive, both within the United States and abroad. Our ability to compete successfully within the marketplace depends on a variety of factors, including:
•	The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;

•	Our ability to successfully continue to evolve its supply chain system, including its product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands;

•	Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;

•	Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•	Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•	Risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;

•	Our ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;

•	Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to our ability to respond effectively to:
—	these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell), and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions);

—	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;

—	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;

—	these customers’ requirements for vendor margin support;

—	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and

—	the effect that any potential consolidation among one or more of these larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
•	Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•	Risks associated with our operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies, and integrate such stores into our overall business mix.
Management and Employee Risks
•	Our ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;

•	Our ability to hire and train qualified retail management and associates;

•	Risks associated with any significant disruptions in our relationship with our employees, including union employees, and any work stoppages by our employees, including union employees;

•	Risks associated with providing for the succession of senior management; and

•	Risks associated with realignment of responsibilities among the Company’s management team.
Economic, Social and Political Factors
Also impacting us and our operations are a variety of economic, social and political factors, including the following:
•	Risks associated with war, the threat of war, and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

•	Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, and fluctuations in foreign currency exchange rates, interest rates and stock market volatility, and currency devaluations in countries in which we source product;

•	Changes in social, political, legal and other conditions affecting foreign operations;

•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

•	Any significant disruption in our relationships with our suppliers, manufacturers as well as work stoppages by any of our suppliers or service providers;

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries, and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•	Risks related to our ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.
Risks Associated with Acquisitions and New Product Lines and Markets
We, as part of our growth strategy, from time to time acquire new product lines and/or enter new markets, including through licensing arrangements. These activities (which also include the development and launch of new product categories and product lines), are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions we have been making;

•	Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

•	Risks associated with selling our Liz & Co. and Concepts by Claiborne brands outside of better department stores;

•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of an acquired business;

•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;

•	Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;

•	Risks that expenditures required for capital items or working capital will be higher than anticipated;

•	Risks associated with unanticipated events and unknown or uncertain liabilities;

•	Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;

•	Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies; and

•	With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales, and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our revolving credit facility and other credit. These loans bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of December 30, 2006 and December 31, 2005, our exposure to changing market rates was as follows:

Dollars in millions	December 30, 2006	December 31, 2005

Variable rate debt	$100.6	$ 48.4
Average interest rate	5.14%	3.0%
Notional amount of interest rate swap	—	$206.2
Current implied interest rate	0%	5.69%
A ten percent change in the average interest rates of the variable debt would have resulted in a $1.4 million change in interest expense during 2006.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of December 30, 2006, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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
At December 30, 2006 and December 31, 2005, we had outstanding foreign currency collars with net notional amounts aggregating to $17.5 million and $63.0 million, respectively. We had forward contracts aggregating to $97.5 million at December 30, 2006 and $67.5 million at December 31, 2005. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $(1.6) million at December 30, 2006 and $0.7 million at December 31, 2005. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $11.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $10.9 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		589,000	0.0973 to 0.1067	$(1,368)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		105,980	0.1480 to 0.1482	180

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(506)
Canadian Dollars	$8,659		0.8547 to 0.8925	—
Canadian Dollars		45,345	0.1454 to 0.1508	107

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 31, 2005:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		193,750	0.1037 to 0.1094	$498
Canadian Dollars	$16,723		0.8549 to 0.8592	—
Canadian Dollars		199,806	0.1491 to 0.1508	—

Foreign Exchange Collar Contracts:
Euro		325,362	0.0992 to 0.1143	$208
Canadian Dollars	$21,072		0.8403 to 0.8881	—
Item 8. Financial Statements and Supplementary Data.
See the “Index to Consolidated Financial Statements and Schedules” appearing at the end of this Annual Report on Form 10-K for information required under this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as of December 30, 2006, and have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See “Index to Consolidated Financial Statements and Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) is hereby incorporated by reference.
Item 11. Executive Compensation.
Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION
     The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as of December 30, 2006. In January 2006, the Company adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	5,889,216	$32.58 (1)	8,817,836 (2)(3)(4)

Equity Compensation Plans Not Approved by Stockholders	0	N/A	0

TOTAL	5,889,216	$32.58 (1)	8,817,836 (2)(3)(4)

(1)	Performance Shares and shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(2)	Includes 119,391 shares which were issued to Paul R. Charron on January 3, 2007 in satisfaction of performance criteria achieved as set forth in Mr. Charron’s Amended and Restated Employment Agreement dated November 3, 2003 and the Performance Share Agreement dated November 3, 2003. Not included are 409,280 shares, which are the maximum number of shares issuable to Paul R. Charron upon satisfaction of performance criteria as set forth in Mr. Charron’s Amended and Restated Employment Agreement dated November 3, 2003 and the Performance Share Agreement dated March 4, 2004.

(3)	In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan and the 2005 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded under the 2005 Plan.

(4)	Includes 73,092 shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ elections thereunder to defer certain director compensation.
Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2007 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.	PAGE REFERENCE
2006 FORM 10-K
MANAGEMENT’S REPORTS AND REPORTS OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-5

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of
December 30, 2006 and December 31, 2005	F-6

Consolidated Statements of Income for the
Three Fiscal Years Ended December 30, 2006	F-7

Consolidated Statements of Retained Earnings,
Comprehensive Income and Changes in Capital
Accounts for the Three Fiscal Years Ended December 30, 2006	F-8 to F-9

Consolidated Statements of Cash Flows for the
Three Fiscal Years Ended December 30, 2006	F-10

Notes to Consolidated Financial Statements	F-11 to F-45

2. Schedules.

SCHEDULE II — Valuation and Qualifying Accounts	F-46
     NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

     3.      Exhibits.

Exhibit
No.		Description

2(a)	-	Share Purchase Agreement, dated as of May 15, 2001, among Liz Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant’s Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3(a)	-	Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)	-	By-laws of Registrant, as amended (incorporated herein by reference from Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992 [the “1992 Annual Report”]).

4(a)	-	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)	-	Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A dated as of December 4, 1998).

4(b)(i)	-	Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

10(a)	-	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)	-	Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b)(i)	-	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(ii)	-	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (ii) to the 1999 Annual Report).

10(b)(iii)	-	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (iii) to the 1999 Annual Report).

10(b)(iv)	-	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).

10(b)(v)	-	Fifth Amendment to Lease (incorporated herein by reference from Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).

10(c)+*	-	National Collective Bargaining Agreement, made and entered into as of June 1, 2006, by and between Liz Claiborne, Inc. and UNITE HERE for the period June 1, 2006 through May 31, 2009.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

Exhibit
No.		Description

10(d)+*	-	Description of Liz Claiborne, Inc. 2006 Salaried Employee Incentive Bonus Plan.

10(e)+	-	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+	-	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)+	-	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)+	-	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)+	-	Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+	-	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)+	-	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)+	-	Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference from Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).

10(f)(i)+	-	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+	-	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(f)(iii)+	-	Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference from Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report”]).

10(g)+	-	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference from Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	-	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+	-	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

Exhibit
No.		Description

10(h)+	-	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	-	Amendment No. 1 to the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+	-	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+	-	Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 10(a) to Registrant’s Form 10-Q for the period ended September 29, 2001 [the “3rd Quarter 2001 10-Q”]).

10(h)(iv)+	-	Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(h)(v)+	-	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(v) to the 2005 Annual Report).

10(i)+	-	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference from Exhibit 10(y)(i) to Registrant’s Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	-	Amendment No. 1 to the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	-	Amendment No. 2 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	-	Amendment No. 3 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	-	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	-	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	-	Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(q) to the 2000 Annual Report).

10(k)+	-	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10Q filed August 15, 2003).

10(l)+	-	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10(l)(i)+	-	Trust Agreement dated as of January 1, 2002, between Liz Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.		Description

10(m)+	-	Employment Agreement dated as of November 3, 2003, between Registrant and Paul R. Charron (the “Charron Agreement”) (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 5, 2003 [the “November 5, 2003 Form 8-K”]).

10(m)(i)+	-	The Liz Claiborne Retirement Income Accumulation Plan for the benefit of Mr. Charron [the “Accumulation Plan”]), dated as of September 19, 1996 (incorporated herein by reference from Exhibit 10(y)(ii) to the 1996 Annual Report).

10(m)(ii)+	-	Amendment to the Accumulation Plan, dated January 3, 2002 (incorporated herein by reference from Exhibit 10(u)(iii) to the 2002 Annual Report).

10(m)(iii)+	-	Amendment No. 2 to the Accumulation Plan, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the November 5, 2003 Form 8-K).

10(m)(iv)+	-	Executive Termination Benefits Agreement, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10 (v)(iii) to the 2000 Annual Report).

10(m)(v)+	-	First Amendment to the Executive Termination Benefits Agreement between Registrant and Paul R. Charron, effective as of November 3, 2003 (incorporated herein by reference from Exhibit 10.3 to the November 5, 2003 Form 8-K).

10(m)(vi)+	-	Stock Option Certificate, dated November 3, 2003 issued to Paul R. Charron under Registrant’s 2002 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the November 5, 2003 Form 8-K).

10(m)(vii)+	-	Restricted Share Agreement under the 2000 Plan, dated as of November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.5 to the November 5, 2003 Form 8-K).

10(m)(viii)+	-	Performance Share Agreement under the 2002 Plan, dated as of November 3, 2003, between Registrant and Paul R. Charron (incorporated herein by reference from Exhibit 10.6 to the November 5, 2003 Form 8-K).

10(m)(ix)	-	Stock Option Certificate, dated March 4, 2004, issued to Paul R. Charron, under Registrant’s 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 [the “1st Quarter 2004 10-Q”]).

10(m)(x)	-	Restricted Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(b) to the 1st Quarter 2004 10-Q).

10(m)(xi)	-	Performance Share Agreement under the 2002 Plan, dated as of March 4, 2004, between Registrant and Paul R. Charron (incorporated herein by reference to Exhibit 10(c) to the 1st Quarter 2004 10-Q).

10(n)+	-	2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan, dated January 23, 2006, between Registrant and Trudy F. Sullivan (incorporated herein by reference from Exhibit 10(n) to the 2005 Annual Report).

10(n)(i)+	-	Change of Control Agreement, between Registrant and Trudy F. Sullivan (incorporated herein by reference from Exhibit 10(w) to the 2002 Annual Report).

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit
No.		Description

10(o)	-	Five-Year Credit Agreement, dated as of October 13, 2004, among Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

10(p)+	-	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(q)+	-	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005 [the “May 26, 2005 Form 8-K”]).

10(r)+	-	Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to the May 26, 2005 Form 8-K).

10(s)+	-	Amendment No. 1 to the Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(t)+	-	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

10(u)+	-	Form of Executive Severance Agreement (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2006 [the “1st Quarter 2006 10-Q”]).

10(v)+	-	Executive Severance Agreement dated March 1, 2006 between Registrant and Trudy F. Sullivan (incorporated herein by reference from Exhibit 10(b) to the 1st Quarter 2006 10-Q).

10(w)+	-	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006 [the “October 18, 2006 Form 8-K”]).

10(x)+	-	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.3 to the October 18, 2006 Form 8-K).

10(y)+	-	Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.4 to the October 18, 2006 Form 8-K).

21*	-	List of Registrant’s Subsidiaries.

23*	-	Consent of Independent Registered Public Accounting Firm.

31(a)*	-	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	-	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

Exhibit
No.		Description

32(a)*#	-	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#	-	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*	-	Undertakings.

*	Filed herewith.

#	A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa Michael Scarpa,	By:	/s/ Elaine H. Goodell Elaine H. Goodell,
	Chief Operating Officer		Vice President — Corporate Controller
	and Chief Financial Officer		and Chief Accounting Officer
	(principal financial officer)		(principal accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2007.

Signature	Title

/s/ William L. McComb William L. McComb	Chief Executive Officer and Director (principal executive officer)

/s/ Bernard W. Aronson Bernard W. Aronson	Director

/s/ Daniel A. Carp Daniel A. Carp	Director

/s/ Raul J. Fernandez Raul J. Fernandez	Director

/s/ Mary Kay Haben Mary Kay Haben	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director

/s/ Kay Koplovitz Kay Koplovitz	Chairman of the Board and Director

/s/ Arthur C. Martinez Arthur C. Martinez	Director

/s/ Oliver R. Sockwell Oliver R. Sockwell	Director

/s/ Paul E. Tierney, Jr.	Director

Paul E. Tierney, Jr.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Number

MANAGEMENT’S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-5

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-6

Consolidated Statements of Income for the Three Fiscal Years Ended December 30, 2006	F-7

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the Three Fiscal Years Ended December 30, 2006	F-8 to F-9

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 30, 2006	F-10

Notes to Consolidated Financial Statements	F-11 to F-45

SCHEDULE II — Valuation and Qualifying Accounts	F-46

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of December 30, 2006 based on the criteria in Internal Control — Integrated Framework issued by COSO.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
Dated February 28, 2007

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

/s/ William L. McComb	/s/ Michael Scarpa
William L. McComb	Michael Scarpa
Chief Executive Officer	Chief Operating Officer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Liz Claiborne, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Liz Claiborne, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006 of the Company and our report dated February 28, 2007 expresses an unqualified opinion, on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Liz Claiborne, Inc.:
We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 3, 2005.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2007

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

In thousands except share data	December 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$185,645	$328,527
Marketable securities	9,451	14,638
Accounts receivable — trade, net	499,012	415,849
Inventories, net	593,445	536,296
Deferred income taxes	60,627	47,688
Other current assets	121,937	113,539

Total current assets	1,470,117	1,456,537
Property and Equipment, Net	581,992	494,693
Goodwill, Net	1,007,859	858,565
Intangibles, Net	413,962	332,017
Other Assets	21,838	10,224

Total Assets	$3,495,768	$3,152,036

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$22,266	$48,729
Accounts payable	281,413	250,768
Accrued expenses	336,773	288,370
Income taxes payable	33,470	19,872

Total current liabilities	673,922	607,739
Long-Term Debt	541,877	413,227
Obligations Under Capital Leases	28,592	4,606
Other Non-Current Liabilities	63,565	66,692
Deferred Income Taxes	54,571	54,170
Commitments and Contingencies (Note 10)
Minority Interest	3,260	2,896
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares —176,437,234	176,437	176,437
Capital in excess of par value	249,573	187,689
Retained earnings	3,354,081	3,122,487
Accumulated other comprehensive income (loss)	(56,156)	(33,738)

	3,723,935	3,452,875

Common stock in treasury, at cost — 73,281,103 shares in 2006 and 71,451,550 shares in 2005	(1,593,954)	(1,450,169)

Total stockholders’ equity	2,129,981	2,002,706

Total Liabilities and Stockholders’ Equity	$3,495,768	$3,152,036

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands except per common share data	December 30, 2006	December 31, 2005	January 1, 2005

Net Sales	$4,994,318	$4,847,753	$4,632,828
Cost of goods sold	2,606,853	2,549,396	2,490,266

Gross Profit	2,387,465	2,298,357	2,142,562
Selling, general & administrative expenses	1,951,388	1,773,627	1,630,122
Restructuring (gain) expense	—	(610)	9,694

Operating Income	436,077	525,340	502,746
Other income (expense), net	5,357	(2,264)	9,602
Interest expense, net	(34,898)	(31,798)	(32,151)

Income Before Provision for Income Taxes	406,536	491,278	480,197
Provision for income taxes	151,851	173,912	166,628

Net Income	$254,685	$317,366	$313,569

Net Income per Weighted Average Share, Basic	$2.50	$2.98	$2.90

Net Income per Weighted Average Share, Diluted	$2.46	$2.94	$2.85

Weighted Average Shares, Basic	101,989	106,354	108,128
Weighted Average Shares, Diluted	103,483	107,919	109,886

Dividends Paid per Common Share	$.23	$.23	$.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

					Accumulated
	COMMON STOCK		Capital in		Other	Unearned	TREASURY SHARES
	Number of		Excess of	Retained	Comprehensive	Compen-	Number of
In thousands except share data	Shares	Amount	Par Value	Earnings	Income (Loss)	sation	Shares	Amount	Total

BALANCE, JANUARY 3, 2004	176,437,234	$176,437	$124,823	$2,539,742	$(50,207)	$(21,593)	66,865,854	$(1,191,231)	$1,577,971
Net income	—	—	—	313,569	—	—	—	—	313,569
Other comprehensive income (loss), net of tax:
Translation adjustment	—	—	—	—	(6,325)	—	—	—	(6,325)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $1,335	—	—	—	—	1,933	—	—	—	1,933
Realized gains on available-for sale securities, net of income tax provision of $(2,372)	—	—	—	—	(4,201)	—	—	—	(4,201)
Adjustment to unrealized gains on available-for-sale securities, net of income tax benefit of $(2,739)	—	—	—	—	(4,850)	—	—	—	(4,850)

Total comprehensive income									300,126
Exercise of stock options and related tax benefits	—	—	36,456	—	—	—	(2,359,171)	30,091	66,547
Cash dividends declared	—	—	—	(24,343)	—	—	—	—	(24,343)
Purchase of Common Stock	—	—	—	—	—	—	3,411,500	(116,817)	(116,817)
Issuance of common stock under restricted stock and employment agreements, net	—	—	14,903	—	—	(15,200)	(215,118)	8,602	8,305

BALANCE, JANUARY 1, 2005	176,437,234	$176,437	$176,182	$2,828,968	$(63,650)	$(36,793)	67,703,065	$(1,269,355)	$1,811,789

Net income	—	—	—	317,366	—	—	—	—	317,366
Other comprehensive income (loss), net of tax:
Translation adjustment	—	—	—	—	19,968	—	—	—	19,968
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $4,666	—	—	—	—	8,515	—	—	—	8,515
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $783	—	—	—	—	1,429	—	—	—	1,429

Total comprehensive income									347,278
Exercise of stock options and related tax benefits	—	—	26,113	—	—	—	(1,318,382)	14,610	40,723
Excess tax benefits related to stock options	—	—	897	—	—	—	—	—	897
Cash dividends declared	—	—	—	(23,847)	—	—	—	—	(23,847)
Purchase of common stock	—	—	—	—	—	—	5,442,500	(198,208)	(198,208)
Issuance of common stock under restricted stock and employment agreements, net	—	—	17,332	—	—	3,958	(375,633)	2,784	24,074
Reclassification of unamortized restricted stock expense	—	—	(32,835)	—	—	32,835	—	—	—

BALANCE, DECEMBER 31, 2005	176,437,234	$176,437	$187,689	$3,122,487	$(33,738)	$—	71,451,550	$(1,450,169)	$2,002,706

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME AND CHANGES IN CAPITAL
ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

					Accumulated
	COMMON STOCK		Capital in		Other	TREASURY SHARES
	Number of		Excess of	Retained	Comprehensive	Number of
In thousands except share data	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total

BALANCE, DECEMBER 31, 2005	176,437,234	$176,437	$187,689	$3,122,487	$(33,738)	71,451,550	$(1,450,169)	$2,002,706
Net income	—	—	—	254,685	—	—	—	254,685
Other comprehensive income (loss), net of tax:
Translation adjustment	—	—	—	—	(20,722)	—	—	(20,722)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $(782)	—	—	—	—	(1,120)	—	—	(1,120)
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $(344)	—	—	—	—	(576)	—	—	(576)

Total comprehensive income								232,267
Exercise of stock options and related tax benefits	—	—	38,470	—	—	(2,275,662)	23,629	62,099
Excess tax benefits related to stock options	—	—	10,319	—	—	—	—	10,319
Cash dividends declared	—	—	—	(23,091)	—	—	—	(23,091)
Purchase of common stock	—	—	—	—	—	4,688,000	(174,071)	(174,071)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(9,591)	—	—	(582,785)	6,657	(2,934)
Amortization - share-based compensation	—	—	22,686	—	—	—	—	22,686

BALANCE, DECEMBER 30, 2006	176,437,234	$176,437	$249,573	$3,354,081	$(56,156)	73,281,103	$(1,593,954)	$2,129,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands	December 30, 2006	December 31, 2005	January 1, 2005

Cash Flows from Operating Activities:
Net income	$254,685	$317,366	$313,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,403	127,508	115,634
Streamlining initiatives; asset write-down	2,831	—	—
Loss on asset disposals	19,996	—	—
Deferred income taxes	(9,848)	1,824	4,424
Share-based compensation	22,686	23,688	11,826
Tax benefit on exercise of stock options	7,852	5,779	11,397
Gain on sale of securities	(3,583)	—	(11,934)
Gain on sale of property and equipment	(1,789)	—	—
Restructuring (gain) expense	—	(610)	9,694
Other, net	275	(23)	(97)
Changes in assets and liabilities, exclusive of acquisitions:
(Increase) decrease in accounts receivable — trade, net	(56,788)	1,677	(32,510)
Increase in inventories, net	(26,557)	(3,472)	(47,274)
Increase in other current and non-current assets	(3,189)	(23,488)	(2,440)
Increase (decrease) in accounts payable	14,981	(3,861)	28,373
Increase in accrued expenses	19,109	5,280	55,833
Increase (decrease) in income taxes payable	12,973	(11,116)	769

Net cash provided by operating activities	394,037	440,552	457,264

Cash Flows from Investing Activities:
Purchases of investment instruments	(154)	(4,611)	(134)
Proceeds from sales of securities	8,054	—	40,934
Purchases of property and equipment	(168,667)	(140,295)	(134,320)
Sale of property and equipment	5,711	—	—
Payments for acquisitions, net of cash acquired	(266,775)	(139,815)	(197,221)
Payments for in-store merchandise shops	(13,762)	(18,574)	(12,107)
Other, net	160	4,448	(7,146)

Net cash used in investing activities	(435,433)	(298,847)	(309,994)

Cash Flows from Financing Activities:
Short term borrowings	(30,214)	(7,389)	37,203
Principal payments under capital lease obligations	(3,338)	(5,871)	(1,805)
Commercial paper, net	82,075	—	—
Proceeds from exercise of common stock options	62,099	34,944	55,150
Purchase of common stock	(174,071)	(198,208)	(116,817)
Dividends paid	(23,091)	(23,847)	(24,343)
Excess tax benefits related to stock options	2,467	897	—
Proceeds from issuance of 5% euro Notes, net	445,099	—	—
Repayment of 6.625% euro Notes	(449,505)	—	—
Other, net	(1,292)	—	—

Net cash used in financing activities	(89,771)	(199,474)	(50,612)

Effect of Exchange Rate Changes on Cash	(11,715)	659	(4,524)
Net Change in Cash and Cash Equivalents	(142,882)	(57,110)	92,134
Cash and Cash Equivalents at Beginning of Year	328,527	385,637	293,503

Cash and Cash Equivalents at End of Year	$185,645	$328,527	$385,637

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
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to December 31. The 2006, 2005 and 2004 fiscal years each reflected a 52-week period.
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
Revenue Recognition
The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.
Accounts Receivable — Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
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
A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are consistent with the reportable segments identified in Note 20 of Notes to Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step, and determining the magnitude of the goodwill impairment based upon a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference.
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
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three year period ended December 30, 2006, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that the Company tests for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly with the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, to Selling, general & administrative expenses (“SG&A”). Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to Cumulative translation adjustment. The Company also uses derivative instruments to hedge the changes in the fair value of the debt due to interest rates, and the change in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
Share-Based Compensation
On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed-rate long-term debt is carried at its value on date of issuance. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.
Cash and Cash Equivalents
All highly-liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. The Company recognizes a liability for the fair value of a conditional asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s AROs are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the life of the lease term.
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
Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services are at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue. Cooperative advertising expenses with specific agreements with customers were $42.6 million in 2006, $33.0 million in 2005 and $36.7 million in 2004. Advertising and promotion expenses were $132.7 million in 2006, $124.9 million in 2005 and $130.3 million in 2004. Marketing expenses, including in-store and other Company-sponsored activities, were $58.6 million in 2006, $55.7 million in 2005 and $46.1 million in 2004.
Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Income. In fiscal years 2006, 2005 and 2004 shipping and handling costs approximated $233.0 million, $219.2 million and $209.7 million, respectively.
Cash Dividend and Common Stock Repurchase
On January 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, to be paid on March 15, 2007 to stockholders of record at the close of business on February 23, 2007. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of December 30, 2006, the Company had $229.2 million remaining in buyback authorization under its share repurchase program.
Prior Years’ Reclassification
Certain items previously reported in Note 8: Accrued Expenses, have been reclassified to conform to the current year’s classifications. None of the reclassifications were material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 2: ACQUISITIONS
On December 13, 2006, the Company acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its Kate Spade® and JACK SPADE® brands. The Company believes the addition of Kate Spade further diversifies its portfolio and provides considerable opportunity for growth in its direct to consumer business. The purchase price totaled approximately $124 million, plus fees and an additional $1-2 million for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, the Company allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business; $3.5 million has been allocated to the value of customer relationships and $44.7 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The Company believes the acquisition of Mac & Jac’s brand names and multi-brand, multi-channel, multi-geography approach complements its portfolio diversification strategy, as well as offer the opportunity for expanded distribution in the U.S. department store and specialty store channels. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $8-16 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) and contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $35-40 million. The contingent payments will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business, and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.5 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On January 6, 2005, the Company acquired 100 percent of the equity interest of C & C California, Inc. (“C & C”). Based in California and founded in 2002, C & C is a designer, marketer and wholesaler of premium apparel for women, men and children through its C & C California brand. C & C sells its products primarily through select specialty stores as well as through international distributors in Canada, Europe and Asia. The purchase price consisted of payments totaling $29.2 million, including fees, and contingent payments to be determined based upon a multiple of C & C’s earnings in fiscal years 2007, 2008 and 2009. On May 2, 2006, the Company and the sellers of C & C agreed to settle the contingent payment agreement based on a projection of earnings for 2007, 2008 and 2009. This payment, which totaled $16.3 million, was made in cash and was accounted for as additional purchase price. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $7.6 million of purchase price to the value of trademarks and trade names associated with the business, and $10.6 million has been allocated to the value of customer relationships. The trademarks and trade names have been classified as having finite lives and will be amortized over their estimated useful life of 20 years. Goodwill of $25.6 million is not amortized and is subject to an annual test for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
impairment. The value of customer relationships is being amortized over periods ranging from 10 to 20 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
Unaudited pro forma information on an aggregate basis for the above acquisitions is not included, as the impact of these transactions is not material to the consolidated results of the Company.
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million, and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2006 measurement year is selected, the remaining contingent payment would be in the range of $22-24 million. The contingent payment will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
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
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million, and a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2008, the Company will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. The Company has recorded the present value of fixed amounts owed ($19.5 million) as an increase in Accrued expenses and Other Non-Current Liabilities. As of December 30, 2006, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $19-23 million.

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
In December 2002, the Company consummated an exclusive license agreement with Kenneth Cole Productions, Inc. to design, manufacture, market and distribute women’s jewelry in the United States under the trademarks “Kenneth Cole New York” and “Reaction Kenneth Cole.” Under the agreement, the Company was obligated to pay a royalty equal to a percentage of net sales of licensed products. The initial term of the license agreement expired on December 31, 2006, and the Company is currently in discussions with the licensor for the renewal of the agreement for an additional term.
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
Certain of the above licenses are subject to minimum guarantees totaling $78.0 million and running through 2012; there is no maximum limit on the license fees.
NOTE 4: MARKETABLE SECURITIES
In March 2006, the Company sold 341,246 shares of certain equity investments, which were previously considered available for sale, for total proceeds of $8.1 million and a realized gain of $3.6 million. On December 14, 2004, the Company sold all 1.5 million shares of the Class A stock of KCP, which were previously considered available for sale, and recorded a pretax gain of $11.9 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to Other income (expense), net upon the sale of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 30, 2006 and therefore, no impairment has been recorded.
The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 30, 2006:

In thousands	Less than 12 Months		12 Months or Longer		Total
	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Equity investments	$—	$—	$9,026	$(186)	$9,026	$(186)
Other investments	—	—	425	(33)	425	(33)

Total	$—	$—	$9,451	$(219)	$9,451	$(219)

The following is a summary of available-for-sale marketable securities at December 30, 2006 and December 31, 2005:

			Unrealized		Estimated
In thousands		Cost	Gains	Losses	Fair Value

December 30, 2006:	Equity investments	$9,212	$—	$(186)	$9,026
	Other investments	458	—	(33)	425

	Total	$9,670	$—	$(219)	$9,451

December 31, 2005:	Equity investments	$13,530	$2,023	$(1,261)	$14,292
	Other investments	434	—	(88)	346

	Total	$13,964	$2,023	$(1,349)	$14,638

Gross realized gains on sales of available-for-sale securities were $3,583, $0 and $11,934 in 2006, 2005 and 2004, respectively. Such amounts were reflected in Other income (expense), net. The net adjustments to unrealized holding gains and losses on available-for-sale securities for the years ended December 30, 2006 and December 31, 2005 were a loss of $576 (net of $318 in taxes) and a gain of $1,429 (net of $778 in taxes) respectively, which were included in Accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 5: INVENTORIES, NET
Inventories consist of the following:

In thousands	December 30, 2006	December 31, 2005

Raw materials	$34,521	$34,512
Work in process	13,566	9,298
Finished goods	545,358	492,486

Total	$593,445	$536,296

NOTE 6: PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

In thousands	December 30, 2006	December 31, 2005

Land and buildings	$141,451	$140,961
Machinery and equipment	407,511	358,914
Furniture and fixtures	276,685	216,911
Leasehold improvements	460,784	397,946

	1,286,431	1,114,732
Less: Accumulated depreciation and amortization	704,439	620,039

Total property and equipment, net	$581,992	$494,693

Depreciation and amortization expense of property and equipment including property under capital leases was $118.0 million, $107.0 million and $92.5 million for fiscal years 2006, 2005 and 2004, respectively. Total of machinery and equipment under capital lease included above was $50.7 million, and $26.8 million at December 30, 2006 and December 31, 2005, respectively. Depreciation expense of property and equipment under capital leases was $5.6 million, $5.3 million and $4.5 million for fiscal years 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 7: GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

In thousands	Estimated Lives	December 30, 2006	December 31, 2005

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	5-15 years	$32,449	$32,449
Owned trademarks & tradenames	20 years	7,600	7,600
Customer relationships	5-25 years	49,351	40,184
Merchandising rights	3-4 years	57,695	49,460

Subtotal		$147,095	$129,693

Accumulated Amortization:
Licensed trademarks		$(14,330)	$(11,697)
Owned trademarks & tradenames		(752)	(372)
Customer relationships		(6,800)	(2,960)
Merchandising rights		(29,563)	(18,590)

Subtotal		$(51,445)	$(33,619)

Net:
Licensed trademarks		$18,119	$20,752
Owned trademarks & tradenames		6,848	7,228
Customer relationships		42,551	37,224
Merchandising rights		28,132	30,870

Total amortized intangible assets, net		$95,650	$96,074

Unamortized intangible assets:
Owned trademarks & tradenames		$318,312	$235,943

Total intangible assets		$413,962	$332,017

The Company completed its annual impairment tests as of the first day of the third quarters of each of fiscal 2006 and fiscal 2005. No impairment was recognized at either date. Intangible amortization expense for 2006, 2005 and 2004 amounted to $19.6 million, $18.0 million and $19.8 million, respectively.
The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2007	$18.6
2008	16.3
2009	13.3
2010	9.1
2011	7.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The changes in carrying amount of goodwill for the year ended December 30, 2006 are as follows:

	Wholesale	Wholesale
In thousands	Apparel	Non-Apparel	Total

Balance, December 31, 2005	$848,970	$9,595	$858,565
Acquisition of Kate Spade	44,692	—	44,692
Additional purchase price — Juicy Couture	80,345	—	80,345
Additional purchase price — C & C	16,981	—	16,981
Additional purchase price — prAna	9,960	—	9,960
Other	(3,189)	—	(3,189)
Translation difference	505	—	505

Balance, December 30, 2006	$998,264	$9,595	$1,007,859

There is no goodwill related to the Company’s retail segment.
NOTE 8: ACCRUED EXPENSES
Accrued expenses consisted of the following:

In thousands	December 30, 2006	December 31, 2005

Payroll, bonuses and other employment related obligations	$49,212	$54,072
Taxes, other than taxes on income	31,174	23,526
Employee benefits	81,594	74,479
Lease Obligations	22,047	10,278
Current portion — deferred Lucky Brand purchase price	9,975	9,933
Advertising	29,971	27,596
Streamlining Initiatives	21,579	1,016
Interest	11,811	11,020
Fair value of derivatives	2,002	495
Deferred royalty income	623	429
Other	76,785	75,526

	$336,773	$288,370

NOTE 9: INCOME TAXES
Earnings before income taxes consisted of the following:

	Fiscal Year Ended
In thousands	December 30, 2006	December 31, 2005	January 1, 2005

United States	$326,699	$384,398	$402,715
International	$79,837	$106,880	$77,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The provisions for income taxes are as follows:

	Fiscal Year Ended
In thousands	December 30, 2006	December 31, 2005	January 1, 2005

Current:
Federal	$105,336	$113,052	$118,425
Foreign	35,220	32,440	23,671
State & local	23,379	25,269	20,488

Total Current	$163,935	$170,761	$162,584
Deferred:
Federal	$(3,969)	$(6,823)	$8,904
Foreign	(8,224)	10,091	(5,652)
State & local	109	(117)	792

Total Deferred	(12,084)	3,151	4,044

	$151,851	$173,912	$166,628

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income taxes represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes. The current income tax provision does not reflect the deferred tax liability from the Company’s acquisition of Mexx of approximately $475,000 and the valuation allowance against the net operating loss carryforwards acquired as part of the acquisition of Mexx for the year ended December 28, 2002.
The effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005

Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.8	3.3	2.8
Other, net	(1.4)	(2.9)	(3.1)

	37.4%	35.4%	34.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The components of net deferred taxes arising from temporary differences as of December 30, 2006 and December 31, 2005 are as follows:

	December 30, 2006		December 31, 2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
In thousands	Asset	Liability	Asset	Liability

Inventory valuation	$3,001	$—	$2,534	$—
Restructuring	5,495	—	4,812	—
Deferred compensation	—	(28,763)	—	(21,110)
Nondeductible accruals	6,724	—	17,287	—
Amortization of intangibles	—	63,281	—	45,862
Unrealized investment losses (gains)	804	529	(180)	—
Amortization of compensation expense on stock awards	22,359	—	15,072	—
Net operating loss carryforwards	22,432	—	8,081	—
Depreciation	—	19,876	—	24,864
Other, net	(188)	(352)	1,482	4,554
Valuation allowance	—	—	(1,400)	—

	$60,627	$54,571	$47,688	$54,170

As of December 30, 2006, foreign subsidiaries had a net operating loss carryforward of approximately $76,477,000 available to reduce future foreign taxable income. A deferred tax asset has been established. No valuation allowance is needed for 2006 because it is more likely than not that these assets will be used to reduce future tax payments. The 2005 valuation allowance has been reduced due to the liquidation of the company involved.
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
Foreign earnings and profits have been retained indefinitely by subsidiary companies for reinvestment. As of December 30, 2006 and December 31, 2005, the amounts were $195 million and $146 million, respectively.
The income tax rate in 2006 increased to 37.4% from 35.4% in 2005. Taxes on earnings were affected by the impact of discrete tax events as well as a shift in earnings to jurisdictions with higher statutory tax rates.
The Company is periodically examined by various federal, state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. We regularly consider the likelihood of assessments in each of the taxing jurisdictions and have established tax allowances, which represent management’s best estimate of the potential assessments. The resolution of tax matters could differ from the amount reserved. While that difference could be material to the results of operation and cash flows for any affected period, it is not expected to have a material impact on the consolidated statement of financial position or the consolidated statement of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 10: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
The Company leases office, showroom, warehouse/distribution and retail space and computers and other equipment under various noncancelable operating lease agreements, which expire through 2025. Rental expense for 2006, 2005 and 2004 was approximately $194,824,000, $158,493,000 and $151,621,000, respectively. The above rental expense amounts exclude associated costs such as real estate taxes and common area maintenance.
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
At December 30, 2006, the minimum aggregate rental commitments are as follows:

In millions	Interest and Principal								Long-Term
Fiscal Year	2007	2008	2009	2010	2011	Thereafter	Total	Interest	Principal

Capital Leases	$8.5	$7.2	$5.5	$5.4	$5.4	$10.3	$42.3	$5.2	$28.6
Operating Leases	187.2	173.8	162.7	142.8	126.2	428.8	1,221.5	—	—
Certain rental commitments have renewal options extending through the fiscal year 2036. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. The Company has no material sublease or contingent rentals.
At December 30, 2006 and December 31, 2005, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $641,743,000 and $613,912,000, respectively.
In the normal course of business, the Company extends credit, on open account, to its retail customers, after a credit analysis is performed based on a number of financial and other criteria. Federated Department Stores, Dillard’s Department Stores and Kohl’s Corporation accounted for approximately 22 percent, 6 percent and 6 percent, respectively, of wholesale sales (before allowances) in 2006; Federated Department Stores, Dillard’s Department Stores and Kohl’s Corporation accounted for approximately 24 percent, 8 percent and 6 percent, respectively, of wholesale sales (before allowances) in 2005; Federated Department Stores, May Department Stores and Dillard’s Department Stores accounted for approximately 14 percent, 12 percent and 9 percent, respectively, of wholesale sales (before allowances) in 2004. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The lease expired on November 22, 2006. On November 21, 2006, the Company entered into a new synthetic lease with a financial institution for a five — year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
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
The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position (see Note 24 of Notes to Consolidated Financial Statements).
NOTE 11: DEBT AND LINES OF CREDIT
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of the Company’s net investment in Mexx. The Notes are classified as Long-term debt. The fair value of the Notes was 354.1 million euro as of December 30, 2006.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement, and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
ratios, and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions, and sell assets. The Company believes it is in compliance with such covenants as of December 30, 2006. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At December 30, 2006, the Company had $82.1 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.
As of December 30, 2006 and December 31, 2005, the Company had lines of credit aggregating $617 million and $567 million, respectively, which were primarily available to cover trade letters of credit. At December 30, 2006 and December 31, 2005, the Company had outstanding trade letters of credit of $303 million and $298 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
The Company’s Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $182 million (based on the exchange rates as of December 30, 2006). As of December 30, 2006, a total of $18.5 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 4.19%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. These lines are guaranteed by the Company. The lines of credit are in effect for less than one year and mature at various dates in 2007. The Company intends to renew these lines under similar arrangements. The capital lease obligations in Europe expire in 2007 and 2008.
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
NOTE 12: DERIVATIVE INSTRUMENTS
At December 30, 2006, the Company had various Canadian currency collars outstanding with a notional amount of $8.7 million, maturing through May 2007 and with contract rates ranging between 1.1205 and 1.1700 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 45.3 million Hong Kong dollars, maturing through June 2007 and with contract rates ranging between 6.6313 and 6.8776 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 23.3 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. The Company had $21 million in Canadian currency collars and 325 million Hong Kong dollars in euro currency collars at December 31, 2005. At December 30, 2006, the Company also had forward contracts maturing through December 2007 to sell 9.4 million Canadian dollars for $8.2 million, to sell 15.7 million Canadian dollars for 106.0 million Hong Kong dollars and to sell 58.4 million euro for 589.0 million Hong Kong dollars. The notional value of the foreign exchange forward contracts was approximately $97.5 million at December 30, 2006, as compared with approximately $67.5 million at December 31, 2005. Unrealized (losses) gains for outstanding foreign exchange forward contracts and currency options were approximately $(1.6) million at December 30, 2006 and $0.7 million at December 31, 2005. The ineffective portion of these trades is recognized currently in earnings and was not material for the year ended December 30, 2006. In addition, for the fiscal year ended December 30, 2006, the Company recorded approximately $1.0 million as expense in the Consolidated Statements of Income for derivative instruments that no longer qualified for hedge accounting treatment. Approximately $1.3 million of income relating to cash flow hedges in Accumulated other comprehensive income (loss) will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the 2001 synthetic lease agreement, the Company entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps, recognized currently in earnings, was not material for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with paragraph 15 of SFAS No. 52 are accounted for as a component of Accumulated other comprehensive income (loss) rather than recognized in current income in accordance with paragraph 20(b) of SFAS No. 52. The unrealized (loss) gain recorded to Cumulative translation adjustment was $(48.5) million and $62.0 million for the years ended December 30, 2006 and December 31, 2005, respectively.
On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds that matured on August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. The increase in interest expense recorded at settlement of this swap was not material for the year ended December 30, 2006.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 11 of Notes to Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the year ended December 30, 2006.
NOTE 13: STREAMLINING INITIATIVES
2006 Actions
In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency in managing its multi-brand, multi-channel and multi-geography portfolio and more closely align its businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands. For the year ended December 30, 2006, the Company recorded $86.7 million ($54.4 million after-tax) related to this initiative, including $46 million of payroll and related costs, $11 million of lease termination costs, $23 million of fixed asset write-downs and disposals and $7 million of other costs. Approximately $23 million of these charges were non-cash.
The Company is currently conducting a review of its operations to assess options to best allocate its resources to those businesses with the maximum potential for growth in sales and earnings. The Company has already begun to identify additional streamlining and reinvestment opportunities in 2007, focusing on its wholesale and corporate expense structure and on the refinement of its retail portfolio.
For the year ended December 30, 2006, these expenses, primarily recorded in SG&A in the Consolidated Statements of Income, impacted business segments as follows:

Year Ended
In thousands	December 30, 2006
Wholesale Apparel	$59,124
Wholesale Non-Apparel	5,950
Retail	21,627

Total	$86,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

2006 provision	$45,887	$10,592	$23,126	$7,096	$86,701
2006 fixed asset write-downs	—	—	(23,105)	—	(23,105)
Translation difference	458	35	(21)	(51)	421
2006 spending	(30,402)	(5,102)	—	(6,934)	(42,438)

Balance at December 30, 2006	$15,943	$5,525	$—	$111	$21,579

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
A summary of the changes in the restructuring reserves is as follows:

			Estimated
		Operating and	Occupancy
	Store	Administrative	Costs and Asset
In thousands	Closure Costs	Exit Costs	Write Downs	Total

Balance at January 3, 2004	$1,739	$200	$30	$1,969

2004 provision	—	9,799	—	9,799
2004 spending	(1,634)	(200)	(30)	(1,864)
2004 reserve reduction	(105)	—	—	(105)
Translation difference	—	67	—	67

Balance at January 1, 2005	$—	$9,866	$—	$9,866

2005 spending	—	(7,804)	—	(7,804)
2005 reserve reduction	—	(610)	—	(610)
Translation difference	—	(436)	—	(436)

Balance at December 31, 2005	$—	$1,016	$—	$1,016

2006 spending	—	(1,035)	—	(1,035)
Translation difference	—	19	—	19

Balance at December 30, 2006	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 14: OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Fiscal Year Ended
In thousands	December 30, 2006	December 31, 2005	January 1, 2005

Minority interest	$(1,213)	$(1,813)	$(3,738)
Other investment gain	3,583	—	11,934
Other	2,987	(451)	1,406

	$5,357	$(2,264)	$9,602

NOTE 15: SHARE-BASED COMPENSATION
On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of its employee share-based awards including stock options as well as restricted stock. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is supplemented by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.
Since July 3, 2005, the Company is recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its share-based compensation plans; all employee stock options were granted at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in prior to the adoption of SFAS No. 123(R).
The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of December 30, 2006, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The following table details the effect on net income and earnings per share “as reported” as if compensation expense had been recorded for the years ended December 31, 2005 and January 1, 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net income and earnings per share for the year ended December 30, 2006 as well as for the period of July 3, 2005 through December 31, 2005 is the same since share-based compensation expense is calculated under the provisions of SFAS No. 123(R).

	Fiscal Year Ended
In thousands except per share data	December 30, 2006	December 31, 2005	January 1, 2005

Net income:
As reported	$254,685	$317,366	$313,569
Add: Share-based employee compensation expense included in reported net income, net of taxes ($8,484, $8,385 and $4,104 for fiscal years 2006, 2005 and 2004, respectively)	14,201	15,303	7,722

Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of tax	(14,201)	(23,235)	(29,271)

Pro forma	$254,685	$309,434	$292,020

Basic earnings per share:
As reported	$2.50	$2.98	$2.90
Pro forma	$2.50	$2.91	$2.72
Diluted earnings per share:
As reported	$2.46	$2.94	$2.85
Pro forma	$2.46	$2.88	$2.67

*	“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123, net of tax ($8,484, $12,733 and $15,555 for fiscal years 2006, 2005 and 2004, respectively).
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

	December 30, 2006	December 31, 2005	January 1, 2005
Valuation Assumptions:	(Binomial Lattice)	(Binomial Lattice)	(Black-Scholes)

Weighted-average fair value of options granted	$10.05	$12.91	$12.44
Expected volatility	23.1% to 39.5%	28.8% to 42%	34%
Weighted-average volatility	23.9%	29.4%	N/A
Expected term (in years)	4.6	5.2	5.0
Dividend yield	0.59%	0.55%	0.60%
Risk-free rate	4.4% to 5.1%	3.2% to 4.6%	3.1%
Expected annual forfeiture	7.9%	9.3%	4.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2006. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.
Stock Plans
In March 1992, March 2000, March 2002 and March 2005, the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan” and the “2005 Plan” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992, 2000 and 2005 plans, outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under the plan to allow for a cashless exercise option, commonly referred to as a "broker-assisted exercise.” Under this method of exercise, the participating employee must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employee receives cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. The grantee of a stock appreciation right has the right to receive either in cash or in shares of common stock (in the Committee’s discretion), an amount equal to the appreciation in the fair market value of the covered shares from the date of grant to the date of exercise. Options and stock appreciation rights are exercisable over a period of time designated by the Committee and are subject to such other terms and conditions as the Committee determines. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights may generally not be transferred during the lifetime of a holder.
Awards under the 2000, 2002 and 2005 Plans may also be made in the form of stock options, dividend equivalent rights, restricted stock, unrestricted stock and performance shares, and in the case of the 2005 Plan, restricted stock units. Exercise prices for awards under the 2000, 2002 and 2005 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the closing market value of the underlying shares on the date of grant.
The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. At December 30, 2006, there were available for future grant 1,689,933 shares under the 2000 Plan. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made thereunder prior to its termination remain in effect in accordance with their terms.
The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. As of December 30, 2006 there were available for future grant 2,665,638 shares under the 2002 Plan. The 2002 plan expires in 2012.
The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. As of December 30, 2006 there were available for future grant 4,581,656 shares under the 2005 Plan. The 2005 plan expires in 2015, but no performance-based awards may be granted after the fifth anniversary of the 2005 Plan’s adoption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Stock Options
Changes in common shares under option for the three fiscal years in the period ended December 30, 2006 are summarized as follows:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	7,923,930	$30.70	9,012,733	$29.40	9,183,382	$25.55
Granted	840,124	38.89	765,705	40.72	2,788,082	37.21
Exercised	(2,275,662)	27.29	(1,318,382)	26.28	(2,359,171)	23.38
Cancelled	(599,176)	36.71	(536,126)	34.05	(599,560)	30.26

End of year	5,889,216	$32.58	7,923,930	$30.70	9,012,733	$29.40

Vested or expected to vest	5,698,375	$32.33

Exercisable at end of year	3,765,381	$29.19	4,263,920	$27.06	2,921,598	$24.38

Weighted average fair value of options granted during the year		$10.05		$12.91		$12.44
As of December 30, 2006; the aggregate intrinsic value of options outstanding was $64.5 million, the aggregate intrinsic value of options vested or expected to vest was $63.8 million and the aggregate intrinsic value of options exercisable $53.7 million. The weighted average remaining contractual term of options outstanding as of December 30, 2006 and December 31, 2005 was 5.8 years and 6.9 years, respectively. The weighted average remaining contractual term of options exercisable and options vested or expected to vest as of December 30, 2006 was 5.5 years and 5.8 years respectively. The total intrinsic value of options exercised during the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 were $29.1 million, $19.1 million and $34.5 million, respectively.
A summary of the activity for nonvested stock option awards as of December 30, 2006 and changes during the twelve-month period is presented below:

		Weighted Average Grant
	Awards	Date Fair Value per Award

Nonvested at December 31, 2005	3,660,010	$11.85
Granted	840,124	10.05
Vested	(1,931,220)	11.29
Cancelled	(445,079)	12.07

Nonvested at December 30, 2006	2,123,835	$11.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
As of December 30, 2006, there was $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the year ended December 30, 2006 and December 31, 2005 was $21.8 million and $28.0 million, respectively. The following table represents as of December 30, 2006 the share-based compensation expense to be recognized in future periods:

(In thousands)
Compensation Expense
Fiscal Year	on Stock Options

2007	$3,729,423
2008	1,903,711
2009	844,055

$6,477,189

The following table summarizes information about options outstanding at December 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	Dec. 30, 2006	Contractual Life	Exercise Price	Dec. 30, 2006	Exercise Price

$15.75 - $26.00	1,515,051	4.4 years	$23.82	1,515,051	$23.82
26.01 - 36.00	1,353,205	5.8 years	29.48	1,345,705	29.45
36.01 - 37.25	2,153,005	7.1 years	37.09	753,564	37.22
37.26 - 50.14	867,955	5.8 years	41.48	151,061	40.54

$15.75 - $50.14	5,889,216	5.8 years	$32.58	3,765,381	$29.19
Restricted Stock
From 2001 through 2004, the Committee granted a total of 233,966 shares of restricted stock under the 2000 Plan to a group of key executives. In 2005, the committee granted an additional 10,000 shares under the 2002 Plan to a key executive. As of December 30, 2006, 81,925 of these shares remained outstanding. These shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20 percent on each of the third, fourth and fifth grant date anniversary, and the remaining 40 percent on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
In November 2003, pursuant to the terms of his amended employment agreement, the Committee granted to Paul Charron, former Chairman and CEO,: (a) 48,892 restricted shares, which shares vested in full on the first anniversary of grant; (b) performance shares with a three year performance cycle of 2003-2005 and with the actual number of shares to be paid out at the end of such cycle based upon the Company’s achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from zero shares to 405,288 shares; and (c) options to acquire 33,481 shares of Common Stock. In March 2004, pursuant to the amended agreement, the Committee granted to the CEO: (a) 49,847 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant; (b) performance shares with a three year performance cycle of 2004-2006 and with the actual number of shares to be paid out at the end of such cycle based upon the Company’s achievement against EPS and total shareholder return targets for such period, with potential payouts ranging from zero shares to 409,820 shares; and (c) options to acquire 180,132 shares of Common Stock. In March 2005, pursuant to the amended agreement, the Committee granted to the CEO: (a) 45,032 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant or upon retirement from the Company on or after December 31, 2006; and (b) options to acquire 178,205 shares of Common Stock. In March 2006, pursuant to the amended agreement, the Committee granted to the CEO: (a)48,917 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant or upon retirement from the Company on or after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
December 31, 2006; and (b) options to acquire 241,774 shares of Common Stock. The CEO retired at the end of 2006 when his contract expired. Upon his retirement, all restricted shares previously awarded vested as of December 30, 2006 and released, net of shares withheld for taxes, at that time. Additionally, based on performance targets achieved, performance shares granted in 2003 with a performance period of 2003 through 2005 were determined to equal 119,391 shares by the Committee and were released, net of shares withheld for taxes, in January 2007. The net shares continue to be subject to certain holding requirements, as defined in Mr. Charron’s employment agreement and post-retirement consulting arrangement. As it relates to the performance shares granted in 2004, the performance period ended on December 31, 2006 and it has been determined that none of the performance criteria have been satisfied.
In November 2006, William L. McComb joined the Company as its Chief Executive Officer and a member of its Board of Directors. Pursuant to the terms of his employment agreement, the Committee granted to Mr. McComb: (a) options to purchase 185,200 shares of the Company’s common stock that will vest 25% on the first anniversary of the grant date, 25% on the second anniversary and 50% on the third anniversary; (b) “premium priced” options (options with an exercise price equal to 120% of the closing price on the date of grant) to purchase 63,150 shares of the Company’s common stock that will vest 25% on the first anniversary of the grant date, 25% on the second anniversary and 50% on the third anniversary; (c) 76,355 restricted shares, which shares vest in three equal installments on the first three anniversaries of grant; and (d) 62,500 restricted shares which shares vested in full on the fifth anniversary of grant. The Company shares received upon exercise of the options, as well as the Other Restricted Shares, are subject to certain transfer restrictions that will lapse in full on December 31, 2010.
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
In 2004, the Committee granted 724,000 restricted shares to a group of key executives. As of December 30, 2006, 411,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2010. The expiration of restrictions may be accelerated if the total return on the Company’s common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
In 2005, the Committee granted 524,050 restricted shares to a group of employees who, in previous years, would have been entitled to a grant of stock options. As of December 30, 2006, 381,125 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment and vest 50 percent on each of the second and third grant date anniversary. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
In January 2006, the Committee granted 166,500 shares of restricted stock to a group of key executives. As of December 30, 2006, 166,500 shares remained outstanding. Shares vest in equal installments based upon achievement of certain financial performance metrics during the third and fourth quarters of 2006, with one-half of the shares vesting on or before March 31, 2007 and one-half vesting on January 1, 2008, subject to continued employment with the Company and confirmation by the Committee that the performance metrics were achieved. As of December 30, 2006, it is expected that these shares will partially vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
In 2006, the Committee granted 592,150 restricted shares to a group of domestic and international employees who, in previous years, would have been entitled to a grant of stock options. As of December 30, 2006, 523,700 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment and vest 50 percent on each of the second and third grant date anniversary. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
Changes in restricted shares for the three fiscal years in the period ended December 30, 2006 are summarized as follows:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price

Beginning of year	1,228,619	$37.88	875,734	$34.65	253,956	$27.26
Granted	968,342	36.92	585,730	40.56	926,555	35.01
Vested	(161,573)	35.84	(21,026)	35.36	(205,619)	26.66
Cancelled	(316,895)	37.36	(211,819)	32.14	(99,158)	35.68

End of year	1,718,493	$37.63	1,228,619	$37.88	875,734	$34.65

A summary of the activity for nonvested restricted stock awards as of December 30, 2006 and changes during the twelve month period is presented below:

		Weighted Average Grant Date
	Awards	Fair Value per Award

Nonvested at December 31, 2005	1,228,619	$37.88
Granted	968,342	36.92
Vested	(161,573)	35.84
Cancelled	(316,895)	37.36

Nonvested at December 30, 2006	1,718,493	$37.63

Expected to vest	1,281,616	$37.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
As of December 30, 2006, there was $23.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the year ended December 30, 2006, December 31, 2005 and January 1, 2005 was $5.8 million, $0.7 million and $5.5 million, respectively. The following table represents as of December 30, 2006 the share-based compensation expense to be recognized in future periods:

(In thousands)
Compensation Expense
Fiscal Year	on Restricted Stock

2007	$14,026
2008	6,087
2009	2,613
2010	659
2011	436

$23,821

NOTE 16: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS
The Company maintains a qualified defined contribution plan (the “401(k)/Profit Sharing Plan”) for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code, and employee matching contributions including a discretionary profit sharing component. To be eligible to participate in either component of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement; there are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. As of January 1, 2002, full-time employees may begin to make pretax contributions and receive employer-matching contributions to the 401(k) component of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1,000 hours of service. An employee becomes eligible for the profit sharing component upon completion of 12 months and 1,000 hours of service. Once eligible, a participant must be credited with 1,000 hours of service during a plan year and be employed by the Company, or one of its affiliates, on the last day of, the calendar year to share in the profit sharing contribution for that year.
Company 401(k) matching contributions vest (i.e., become non-forfeitable) on a schedule of 20 percent for the first two years of elapsed service with the Company and its affiliates and 20 percent for each year of service thereafter. Profit sharing contributions, if any, are made annually at the discretion of the Board of Directors, and vest 100 percent after five years of elapsed service.
Effective January 1, 2003, under the 401(k) component of the 401(k)/Profit Sharing Plan, participants may contribute from 1 percent to 50 percent of their salaries on a pretax basis to their 401(k) account, subject to applicable IRS limitations. The 401(k)/Profit Sharing Plan provides for automatic enrollment at a contribution rate of 3 percent when an eligible employee first becomes entitled to participate in the 401(k) portion of the 401(k)/Profit Sharing Plan, unless the employee elects otherwise. Participants’ pretax contributions are matched at the rate of $0.50 for each dollar contributed by the participant that does not exceed 6 percent of eligible compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense for 2006, 2005 and 2004, which is included in SG&A expenses, was approximately $7,404,000, $11,213,000 and $10,660,000, respectively.
The Company has a non-qualified supplemental retirement plan for certain key employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for a key employee under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain key employees to defer up to 50 percent of their base salary and up to 100 percent of their annual bonus. Supplemental benefits attributable to participant deferrals are fully vested at all times and the balance of a participant’s benefits vests on the same basis as the matching contribution under the 401(k)/Profit Sharing Plan. This supplemental plan is not funded. As of January 1, 2002, the Company established an irrevocable “rabbi” trust to which the Company made periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors. The Company’s expenses related to this plan, which are included in SG&A expenses, were approximately $57,000, $44,000 and $40,000 in 2006, 2005 and 2004, respectively. In December 2005, the Board approved dividing the supplemental plan into two plans for purposes of segregating the deferrals (adjusted for investment gains and losses) of salary and bonuses deferred prior to January 1, 2005 from the deferrals (adjusted for investment gains and losses) of salary and bonuses earned or vested after December 31, 2004.
The Company established for Paul Charron, former Chairman and CEO, an unfunded deferred compensation arrangement which accrues over a ten-year period as of the first day of each fiscal year beginning in 1996, based on an amount equal to 15 percent of the sum of the senior executive’s base salary and bonus. The then accrued amount plus earnings became fully vested at the end of the 2004 fiscal year. Amounts credited in 2005 and 2006 became fully vested on December 31, 2006. This arrangement also provided for the deferral of an amount equal to the portion of the executive’s base salary that exceeds $1 million. The deferred amounts plus earnings is fully vested at all times and is classified as current liabilities.
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

	Fiscal Year Ended
	December 30, 2006			December 31, 2005			January 1, 2005
		Weighted	Net Income		Weighted	Net Income		Weighted	Net Income
In thousands except per		Average	per Common		Average	per Common		Average	per Common
share data	Net Income	Shares	Share	Net Income	Shares	Share	Net Income	Shares	Share

Basic	$254,685	101,989	$2.50	$317,366	106,354	$2.98	$313,569	108,128	$2.90

Effect of dilutive securities:
Stock options and restricted stock grants	—	1,494	0.04	—	1,565	0.04	—	1,758	0.05

Diluted	$254,685	103,483	$2.46	$317,366	107,919	$2.94	$313,569	109,886	$2.85

Options to purchase 63,000, 2,957,000 and 16,000 shares of common stock were outstanding as of the years ended 2006, 2005 and 2004, respectively, but were not included in the computation of diluted EPS for the years then ended because the options were anti-dilutive.
NOTE 19: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During fiscal 2006, 2005 and 2004, the Company made income tax payments of approximately $140,973,000, $174,193,000 and $144,632,000, respectively. The Company made interest payments of approximately $36,729,000, $32,980,000 and $32,770,000 in 2006, 2005 and 2004, respectively. On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006. There were no other non-cash activities in the year ended December 30, 2006 and December 31, 2005.

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
The Company evaluates performance and allocates resources based on operating profits or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in its 2006 Annual Report on Form 10-K. Intersegment sales are recorded at cost. There is no intercompany profit or loss on intersegment sales; however, the wholesale segments are credited with their proportionate share of the operating profit generated by the Retail segment. The profit credited to the wholesale segments from the Retail segment is eliminated in consolidation.
The Company’s segments are business units that either offer different products or distribute similar products through different distribution channels. Additional categorization across the segments is impractical and not relevant in that the segments are each managed separately because they either contract to manufacture and distribute distinct products with different production processes or distribute similar products through different distribution channels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

	December 30, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Totals

NET SALES:
Total net sales	$3,067,614	$735,943	$1,361,912	$(171,151)	$4,994,318
Intercompany sales	(182,538)	(34,439)	—	216,977	—

Sales from external customers	$2,885,076	$701,504	$1,361,912	$45,826	$4,994,318

% to total	57.8%	14.0%	27.3%	0.9%	100.0%

Depreciation and amortization expense	$86,813	$5,697	$46,568	$1,325	$140,403

OPERATING INCOME:
Total operating income (loss)	$269,454	$114,060	$41,463	$11,100	$436,077
Intercompany segment operating (income) loss	(15,326)	(10,889)	—	26,215	—

Segment operating income from external customers	$254,128	$103,171	$41,463	$37,315	$436,077

% of sales	8.8%	14.7%	3.0%	81.4%	8.7%

Segment assets	$2,564,208	$354,879	$806,061	$128,161	$3,853,309
Expenditures for long-lived assets	235,734	93,934	113,419	22	443,109

	December 31, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Totals

NET SALES:
Total net sales	$3,107,559	$675,610	$1,207,388	$(142,804)	$4,847,753
Intercompany sales	(160,245)	(24,737)	—	184,982	—

Sales from external customers	$2,947,314	$650,873	$1,207,388	$42,178	$4,847,753

% to total	60.8%	13.4%	24.9%	0.9%	100.0%

Depreciation and amortization expense	$79,573	$5,558	$41,055	$1,322	$127,508

OPERATING INCOME:
Total operating income (loss)	$355,890	$111,092	$68,160	$(9,802)	$525,340
Intercompany segment operating (income) loss	(32,335)	(9,542)	—	41,877	—

Segment operating income from external customers	$323,555	$101,550	$68,160	$32,075	$525,340

% of sales	11.0%	15.6%	5.6%	76.0%	10.8%

Segment assets	$2,502,783	$149,397	$759,871	$151,924	$3,563,975
Expenditures for long-lived assets	239,108	5,000	88,155	347	332,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

	January 1, 2005
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Totals

NET SALES:
Total net sales	$3,119,195	$584,676	$1,065,826	$(136,869)	$4,632,828
Intercompany sales	(153,677)	(19,802)	—	173,479	—

Sales from external customers	$2,965,518	$564,874	$1,065,826	$36,610	$4,632,828

% to total	64.0%	12.2%	23.0%	0.8%	100.0%

Depreciation and amortization expense	$72,976	$5,425	$36,015	$1,218	$115,634

OPERATING INCOME:
Total operating income (loss)	$365,624	$90,319	$73,110	$(26,307)	$502,746
Intercompany segment operating (income) loss	(42,200)	(11,544)	—	53,744	—

Segment operating income from external customers	$323,424	$78,775	$73,110	$27,437	$502,746

% of sales	10.9%	13.9%	6.9%	74.9%	10.9%

Segment assets	$2,411,354	$128,650	$686,884	$152,360	$3,379,248
Expenditures for long-lived assets	207,437	2,761	150,133	—	360,331
GEOGRAPHIC DATA

	December 30, 2006		December 31, 2005		January 1, 2005
In thousands	Domestic	International	Domestic	International	Domestic	International

Sales from external customers	$3,599,383	$1,394,935	$3,586,048	$1,261,705	$3,502,565	$1,130,263
% to total	72.1%	27.9%	74.0%	26.0%	75.6%	24.4%
Depreciation and amortization expense	91,221	49,182	82,875	44,633	84,698	30,936
Segment operating income	360,810	75,267	417,838	107,502	425,955	76,791
% of sales	10.0%	5.4%	11.7%	8.5%	12.2%	6.8%
Segment assets	2,625,874	1,227,435	2,367,081	1,196,894	2,240,972	1,138,276
Expenditures for long-lived assets	342,690	100,419	231,043	101,567	88,996	271,335
A reconciliation of segment assets to consolidated assets follows:

In thousands	December 30, 2006	December 31, 2005	January 1, 2005

Total segment assets	$3,853,309	$3,563,975	$3,379,248
Intercompany receivables	(24,657)	(32,835)	(24,691)
Investments in wholly-owned subsidiaries	(291,067)	(291,068)	(249,523)
Other	(41,817)	(88,036)	(75,282)

Total consolidated assets	$3,495,768	$3,152,036	$3,029,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 21: OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is comprised of the effects of foreign currency translation and changes in unrealized gains and losses on securities as detailed below:

In thousands	December 30, 2006	December 31, 2005

Cumulative translation adjustment	$(55,271)	$(34,549)
(Losses) gains on cash flow hedging derivatives, net of taxes of $495 and $(287)	(743)	377
Unrealized (losses) gains on securities, net of taxes of $99 and $(245)	(142)	434

Accumulated other comprehensive income (loss), net of tax	$(56,156)	$(33,738)

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.
NOTE 22: RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 on our financial statements.
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 in the fourth quarter of 2006 and the adoption of SAB No. 108 did not impact the Company’s consolidated financial results.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. The adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
FIN 48 for the first quarter of 2007. Based on our preliminary review, the Company expects a cumulative effect charge to retained earnings in the range of $18 – 24 million.
On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the Company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted FSP No. FAS 13-1 on January 1, 2006. The impact of this FSP decreased net income by approximately $4 million for the fiscal year ending December 30, 2006.
NOTE 23: RELATED PARTY TRANSACTIONS
During 2006, 2005 and 2004, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $2.0 million, $3.9 million and $2.0 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2006 amount represents less than one percent of such firm’s 2006 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.
During 2006, 2005 and 2004, the Company leased a certain office facility from Amex Property B.V. (“Amex”), a company whose principal owner is Rattan Chadha, former President and Chief Executive Officer of Mexx, under a 20-year lease agreement. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2006, 2005 and 2004 was 570,000, 584,000 and 599,000 euro, respectively (or $716,000, $728,000 and $746,000, respectively, based on the exchange rates in effect during such periods).
The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.
NOTE 24: LEGAL PROCEEDINGS
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that the Company submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that the Company provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing has been completed and the Company is currently preparing its response to this request, which it intends to submit prior to the second quarter.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 25: UNAUDITED QUARTERLY RESULTS
Unaudited quarterly financial information for 2006 and 2005 is set forth in the table below:

In thousands except	March			June			September				December
per share data	2006		2005	2006		2005	2006		2005		2006		2005

Net sales	$1,171,201		$1,212,407	$1,125,038		$1,099,104	$1,369,511		$1,336,654		$1,328,568		$1,199,588
Gross profit	544,013		558,230	548,496		529,460	649,125		634,448		645,832		576,219

Net income	46,937	(1)	71,418	39,415	(2)	54,140	95,170	(3)	113,515	(4)	73,163	(5)	78,293	(6)
Basic earnings per share	$.45	(1)	$.66	$.38	(2)	$.51	$.94	(3)	$1.07	(4)	$0.72	(5)	$.75	(6)
Diluted earnings per share	$.45	(1)	$.65	$.38	(2)	$.50	$.93	(3)	$1.06	(4)	$0.71	(5)	$.74	(6)

Dividends paid per common share	$.06		$.06	$.06		$.06	$.06		$.06		$.06		$.06

(1)	Includes the after tax effect of net expenses related to streamlining initiatives of $14,938 ($23,341 pretax) or $0.14 per share.

(2)	Includes the after tax effect of net expenses related to streamlining initiatives of $4,828 ($8,100 pretax) or $0.05 per share.

(3)	Includes the after tax effect of net expenses related to streamlining initiatives of $3,526 ($5,562 pretax) or $0.03 per share.

(4)	Includes the after tax effect of the reimbursement of improperly collected markdown allowances of $7,972 ($12,340 pretax) or $0.07 per share, the after tax effect of certain workforce reductions and real estate consolidations of $5,725 ($8,862 pretax) or $0.05 per share and a restructuring gain of $143 ($221 pretax) or $0.001 per share.

(5)	Includes the after tax effect of net expenses related to streamlining initiatives of $21,213 ($33,886 pretax) or $0.21 per share and the after tax effect of the reduction of incentive compensation of $7,512 ($12,000 pretax) or $0.07 per share.

(6)	Includes the after tax effect of a restructuring gain of $251 ($389 pretax) or $0.002 per share, the after tax effect of receipt of a lease termination payment from a landlord (net of related costs) of $1,977 ($3,061 pretax) or $0.02 per share, and the release of tax reserves no longer required of $2,500 or $0.02 per share.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

Column A	Column B	Column C			Column D		Column E
		Additions
(In thousands)	Balance at	(1) Charged	(2) Charged to
	Beginning	to Costs and	Other Accounts –		Deductions –		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

YEAR ENDED DECEMBER 30, 2006

Accounts Receivable — allowance for doubtful accounts	$4,366	$1,482	$—		$923	(A)	$4,925
Allowance for Returns	$43,156	$192,057	$—		$191,660		$43,553
Allowance for Discounts	$15,667	$108,737	$—		$112,568		$11,836
Restructuring Reserve	$1,016	$64,017	$—		$43,454	(B)	$21,579

YEAR ENDED DECEMBER 31, 2005

Accounts Receivable — allowance for doubtful accounts	$2,822	$3,761	$—		$2,217	(A)	$4,366
Allowance for Returns	$46,722	$175,806	$—		$179,372		$43,156
Allowance for Discounts	$16,863	$132,027	$—		$133,223		$15,667
Restructuring Reserve	$9,866	$(436)	$(610)	(C)	$7,804	(B)	$1,016

YEAR ENDED JANUARY 1, 2005

Accounts Receivable — allowance for doubtful accounts	$2,853	$1,925	$—		$1,956	(A)	$2,822
Allowance for Returns	$13,746	$175,477	$—		$142,501		$46,722
Allowance for Discounts	$15,550	$136,617	$—		$135,304		$16,863
Restructuring Reserve	$1,969	$9,866	$(105)	(C)	$1,864	(B)	$9,866
Notes:

(A)	Uncollectible accounts written off, less recoveries.

(B)	Charges to the restructuring reserve are for the purposes for which the reserve was created.

(C)	This amount of the restructuring reserve was no longer deemed necessary. As a result, this amount was taken as a reduction to the restructuring charge through earnings for the applicable fiscal year.