Form 10-Q
period 2007-03-31
CLAIBORNE LIZ INC
filed 2007-05-01
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at April 20, 2007 was 104,531,967.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	March 31,	December 30,	April 1,
	2007	2006	2006

Assets
Current Assets:
Cash and cash equivalents	$96,504	$185,645	$90,371
Marketable securities	9,485	9,451	8,464
Accounts receivable — trade, net	601,294	499,012	639,292
Inventories, net	644,180	593,445	563,799
Deferred income taxes	73,290	60,627	53,207
Other current assets	151,383	121,937	122,490

Total current assets	1,576,136	1,470,117	1,477,623

Property and Equipment, Net	567,105	581,992	493,105
Goodwill, Net	1,010,122	1,007,859	949,949
Intangibles, Net	410,013	413,962	338,351
Other Assets	21,570	21,838	11,447

Total Assets	$3,584,946	$3,495,768	$3,270,475

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$26,824	$22,266	$29,308
Accounts payable	238,533	281,413	276,461
Accrued expenses	284,578	336,773	369,201
Income taxes payable	—	33,470	21,858

Total current liabilities	549,935	673,922	696,828

Long-Term Debt	689,092	541,877	459,110
Obligations Under Capital Leases	26,858	28,592	3,837
Other Non-Current Liabilities	102,227	63,565	60,992
Deferred Income Taxes	65,445	54,571	55,531
Commitments and Contingencies (Note 9)
Minority Interest	3,375	3,260	2,866
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	261,770	249,573	197,749
Retained earnings	3,353,919	3,354,081	3,163,553
Accumulated other comprehensive income (loss)	(57,147)	(56,156)	(37,154)

	3,734,979	3,723,935	3,500,585

Common stock in treasury, at cost, 72,382,307, 73,281,103 and 72,077,259 shares	(1,586,965)	(1,593,954)	(1,509,274)

Total stockholders’ equity	2,148,014	2,129,981	1,991,311

Total Liabilities and Stockholders’ Equity	$3,584,946	$3,495,768	$3,270,475

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share data)
(Unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	March 31, 2007	April 1, 2006

Net Sales	$1,152,979	$1,171,201

Cost of goods sold	625,206	627,188

Gross Profit	527,773	544,013

Selling, general & administrative expenses	488,890	466,882

Operating Income	38,883	77,131

Other income (expense), net	(729)	3,313

Interest expense, net	(8,532)	(7,105)

Income Before Provision for Income Taxes	29,622	73,339

Provision for income taxes	13,424	26,402

Net Income	$16,198	$46,937

Net Income per Weighted Average Share, Basic	$0.16	$0.45
Net Income per Weighted Average Share, Diluted	$0.16	$0.45

Weighted Average Shares, Basic	101,796	103,422
Weighted Average Shares, Diluted	103,127	104,870

Dividends Paid per Common Share	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	March 31,	April 1,
	2007	2006

Cash Flows from Operating Activities:
Net income	$16,198	$46,937
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,528	32,345
Streamlining initiatives; asset write-down	—	4,729
Loss on asset disposals	4,753	—
Deferred income taxes	16,576	(2,911)
Share-based compensation	7,609	3,471
Tax benefit on exercise of stock options	2,074	2,652
Gain on sale of securities	—	(3,583)
Gain on sale of property and equipment	(279)	—
Other, net	(50)	(8)
Change in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(100,555)	(212,721)
Increase in inventories, net	(48,698)	(17,041)
Increase in other current and non-current assets	(22,622)	(9,513)
(Decrease) increase in accounts payable	(30,860)	28,283
Decrease in accrued expenses	(56,448)	(4,812)
(Decrease) increase in income taxes payable	(22,407)	1,743

Net cash used in operating activities	(196,181)	(130,429)

Cash Flows from Investing Activities:
Purchases of investment instruments	(40)	(35)
Proceeds from sales of securities	—	8,054
Purchases of property and equipment	(34,347)	(30,531)
Proceeds from sales of property and equipment	1,410	—
Payments for acquisitions, net of cash acquired	(13,431)	(35,659)
Payments for in-store merchandise shops	(1,008)	(5,520)
Other, net	(612)	448

Net cash used in investing activities	(48,028)	(63,243)

Cash Flows from Financing Activities:
Short term borrowings (repayments), net	4,531	(19,421)
Principal payments under capital lease obligations	(1,756)	(927)
Commercial paper, net	142,355	34,841
Proceeds from exercise of common stock options	15,976	20,276
Purchase of common stock	—	(75,285)
Dividends paid	(5,726)	(5,871)
Excess tax benefits related to stock options	1,091	734
Other, net	(330)	—

Net cash provided by (used in) financing activities	156,141	(45,653)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,073)	1,169

Net Change in Cash and Cash Equivalents	(89,141)	(238,156)
Cash and Cash Equivalents at Beginning of Period	185,645	328,527

Cash and Cash Equivalents at End of Period	$96,504	$90,371

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. Results of acquired companies are included in our operating results from the date of acquisition and therefore, operating results on a period-to-period basis are not comparable. Information presented as of December 30, 2006 is derived from audited statements. Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period’s classifications. None of the reclassifications were material.
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
PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
Accounts Receivable – Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are consistent with the reportable segments identified in Note 14 of Notes to Condensed Consolidated Financial Statements. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference.
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
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended March 31, 2007, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
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
Share-Based Compensation
On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. The Company recognizes a liability for the fair value of a conditional asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the life of the lease term.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries have been translated at year-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in Accumulated other comprehensive income (loss). Gains and losses on translation of inter-company loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders’ Equity.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2007 and 2006 fiscal years each reflect a 52-week period resulting in a 13-week, three-month period for the first quarter.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Dividend and Common Stock Repurchase
On January 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on March 15, 2007 to stockholders of record at the close of business on February 23, 2007. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of April 20, 2007, the Company had $229.2 million remaining in buyback authorization under its share repurchase programs.
2. ACQUISITIONS
On December 13, 2006, the Company acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its Kate Spade® and JACK SPADE® brands. The Company believes the addition of Kate Spade further diversifies its portfolio and provides considerable opportunity for growth in its direct to consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, the Company allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business; $3.5 million to the value of customer relationships and $46.6 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its Mac & Jac brands. The Company believes the acquisition of Mac & Jac’s brand names and multi-brand, multi-channel, multi-geography approach complements its portfolio diversification strategy, as well as offer the opportunity for expanded distribution in the U.S department store and specialty store channels. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $8-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
On November 18, 2005, the Company acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) and contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $15-20 million. The contingent payments will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.5 million are deemed to have an indefinite life and are

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.
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
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2006 measurement year is selected, the remaining contingent payment would be approximately $38 million. The contingent payment will be accounted for as additional purchase price when paid. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million and a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2008, the Company will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. The Company has recorded the present value of fixed amounts owed $9.6 million as an increase in Accrued expenses. As of March 31, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $17-21 million.
3. STOCKHOLDERS’ EQUITY
Activity for the three months ended March 31, 2007 and April 1, 2006 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost

Balance as of December 30, 2006	$249,573	$3,354,081	$(1,593,954)
Net income	—	16,198	—
Cumulative impact of change in accounting for income tax uncertainty	—	(10,494)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(8,991)	—	1,427
Purchase of common stock	—	—	—
Stock options exercised	10,414	—	5,562
Share-based compensation	7,609	—	—
Tax benefit on stock options exercised	2,074	—	—
Excess tax benefits related to stock options	1,091	—	—
Dividends declared	—	(5,866)	—

Balance as of March 31, 2007	$261,770	$3,353,919	$(1,586,965)

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost

Balance as of December 31, 2005	$187,689	$3,122,487	$(1,450,169)
Net income	—	46,937	—
Restricted shares issued, net of cancellations	(8,469)	—	7,576
Purchase of common stock	—	—	(75,285)
Stock options exercised	11,672	—	8,604
Share-based compensation	3,471	—	—
Tax benefit on stock options exercised	2,652	—	—
Excess tax benefits related to stock options	734	—	—
Dividends declared	—	(5,871)	—

Balance as of April 1, 2006	$197,749	$3,163,553	$(1,509,274)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains and losses on securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Three Months Ended
	(13 Weeks)	(13 Weeks)
In thousands	March 31, 2007	April 1, 2006

Net income:
As reported	$16,198	$46,937
Other comprehensive income (loss):
Change in cumulative translation gain	4,252	9,761
Change in cumulative translation loss of Eurobonds	(4,810)	(11,066)
Changes in unrealized losses on securities, net of income tax (provision) benefit of $(5) and $633	(7)	(1,125)
Changes in fair value of cash flow hedges, net of income tax (provision) benefit of $(69) and $555	(426)	(986)

Total comprehensive income, net of tax	$15,207	$43,521

Accumulated other comprehensive income (loss) consists of the following:

	March 31,	December 30,	April 1,
In thousands	2007	2006	2006

Cumulative translation adjustment	$(55,829)	$(55,271)	$(35,854)
Unrealized losses on securities, net of taxes of $94, $99 and $388, respectively	(149)	(142)	(691)
Unrealized losses on cash flow hedging derivatives, net of taxes of $426, $495 and $268, respectively	(1,169)	(743)	(609)

Accumulated other comprehensive (loss), net of tax	$(57,147)	$(56,156)	$(37,154)

4. MARKETABLE SECURITIES
In March 2006, the Company sold 341,246 shares of certain equity investments, which were previously considered available for sale, for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to Other income (expense), net upon the sale of the securities.
In June 2000, the Company purchased an equity index mutual fund as a long-term investment for $8.5 million. Based on the continued recovery of the market value of this equity index mutual fund and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2007 and therefore, no impairment has been recorded.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of available-for-sale marketable securities at March 31, 2007, December 30, 2006 and April 1, 2006:

			Unrealized		Estimated
In thousands		Cost	Gains	Losses	Fair Value

March 31, 2007:	Equity investments	$9,252	$—	$(169)	$9,083
	Other investments	464	—	(62)	402

	Total	$9,716	$—	$(231)	$9,485

December 30, 2006:	Equity investments	$9,212	$—	$(186)	$9,026
	Other investments	458	—	(33)	425

	Total	$9,670	$—	$(219)	$9,451

April 1, 2006:	Equity investments	$9,094	$—	$(967)	$8,127
	Other investments	439	—	(102)	337

	Total	$9,533	$—	$(1,069)	$8,464

For the three months ended March 31, 2007, there were no realized gains or losses on available-for-sale securities. For the three months ended April 1, 2006, there were realized gains of $3,583,000 on sales of available-for-sale securities. The net adjustments to unrealized holdings gains and losses on available-for-sale securities for the three months ended March 31, 2007 and April 1, 2006 were losses of $7,000 (net of $5,000 in taxes) and $1,116,000 (net of $628,000 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).
5. INVENTORIES, NET
Inventories consist of the following:

	March 31,	December 30,	April 1,
In thousands	2007	2006	2006

Raw materials	$31,728	$34,521	$32,363
Work in process	14,534	13,566	19,680
Finished goods	597,918	545,358	511,756

Total	$644,180	$593,445	$563,799

6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	March 31,	December 30,	April 1,
In thousands	2007	2006	2006

Land and buildings	$135,291	$141,451	$141,093
Machinery and equipment	412,039	407,511	367,686
Furniture and fixtures	278,259	276,685	219,453
Leasehold improvements	464,648	460,784	409,301

	1,290,237	1,286,431	1,137,533
Less: Accumulated depreciation and amortization	723,132	704,439	644,428

Total property and equipment, net	$567,105	$581,992	$493,105

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2007 and April 1, 2006, including property and equipment under capital leases, was $33 million and $27 million, respectively. Machinery and Equipment under capital leases included above for the periods ended March 31, 2007, December 30,

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2006 and April 1, 2006 were $50.9 million, $50.7 million and $18.6 million, respectively. Depreciation expense on property and equipment under capital leases for the three months ended March 31, 2007 and April 1, 2006 were $2.0 million and $0.7 million, respectively.
7. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

	Weighted
	Average
	Amortization	March 31,	December 30,	April 1,
In thousands	Period	2007	2006	2006

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,449	$32,449	$32,449
Owned trademarks	20 years	7,600	7,600	7,600
Customer relationships	12 years	49,367	49,351	49,330
Merchandising rights	4 years	52,265	57,695	51,256

Subtotal	10 years	141,681	147,095	140,635

Accumulated Amortization:
Licensed trademarks		(14,982)	(14,330)	(12,293)
Owned trademarks		(847)	(752)	(467)
Customer relationships		(7,824)	(6,800)	(3,985)
Merchandising rights		(26,452)	(29,563)	(21,562)

Subtotal		(50,105)	(51,445)	(38,307)

Net:
Licensed trademarks		17,467	18,119	20,156
Owned trademarks		6,753	6,848	7,133
Customer relationships		41,543	42,551	45,345
Merchandising rights		25,813	28,132	29,694

Total amortized intangible assets, net		91,576	95,650	102,328

Unamortized intangible assets:
Owned trademarks		318,437	318,312	236,023

Total intangible assets		$410,013	$413,962	$338,351

The Company completed its annual impairment tests as of the first day of the third quarter of fiscal 2006. No impairment was recognized at that date. Intangible amortization expense was $4.9 million and $4.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively.
The estimated intangible amortization expense for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense
|
2007	$18.9
2008	16.5
2009	13.7
2010	9.4
2011	7.6

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

	Wholesale	Wholesale
In thousands	Apparel	Non-Apparel	Total

Balance, December 30, 2006	$998,264	$9,595	$1,007,859
Reclass of Kate Spade goodwill	(44,692)	44,692	—
Kate Spade working capital	—	1,879	1,879
Other	(150)	14	(136)
Translation difference	520	—	520

Balance, March 31, 2007	$953,942	$56,180	$1,010,122

There is no goodwill related to the Company’s retail segment.
8. INCOME TAXES
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions on the income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has more than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $10.5 million, in the liability for unrecognized tax benefits which was accounted for as cumulative effect adjustment to reduce retained earnings. The balance of unrecognized tax benefits at December 31, 2006 was $47.2 million, inclusive of interest and penalties. Included in the balance of unrecognized tax benefits at December 31, 2006 is $18.9 million that, if recognized, would impact the effective tax rate.
The Company recognized interest and penalties related to unrecognized tax benefits in taxes payable and provision for income taxes. As of December 30, 2006, the last day of the 2006 fiscal year, the Company accrued interest and penalties related to uncertain tax positions in taxes payable and provision for income taxes of approximately $2.7 million for open tax years in US Federal, state, local and foreign jurisdictions. Upon adoption of FIN 48, the Company increased its accrual for interest and penalties to $9.1 million. At March 31, 2007, the accrual for interest and penalties was $9.6 million.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax years 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and prior.
9. DEBT
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of the Company’s net investment in Mexx. The Notes are classified as Long-term debt. The fair value of the Notes was 353.7 million euro (or $470.6 million) as of March 31, 2007.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The Company believes it is in compliance with such covenants as of March 31, 2007. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company maintaining an investment-grade credit rating. At March 31, 2007, the Company had $224.8 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.
As of March 31, 2007, December 30, 2006 and April 1, 2006, the Company had lines of credit aggregating $619 million, $617 million and $597 million, respectively, which were primarily available to cover trade letters of credit. At March 31, 2007, December 30, 2006 and April 1, 2006, the Company had outstanding trade letters of credit of $269 million, $303 million and $266 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize the Company’s obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
The Company’s Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $184 million (based on the exchange rates as of March 31, 2007). As of March 31, 2007, a total of $23.1 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 4.49%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007 and 2008. The Company intends to renew these lines under similar arrangements. The capital lease obligations in Europe expire in 2007 and 2008.
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
10. COMMITMENTS AND CONTINGENCIES
On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, the Company entered into a new synthetic lease with a financial institution for a five – year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
The Company has not entered into any other off-balance sheet arrangements.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. (see Notes 10 and 24 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K).
11. STREAMLINING INITIATIVES
In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency in managing its multi-brand, multi-channel and multi-geography portfolio and more closely align its businesses with customer and consumer needs. These efforts include the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands. From inception through March 31, 2007, the Company recorded $93.6 million ($59.9 million after-tax) related to this initiative, including $48 million of payroll and related costs, $12 million of lease termination costs, $26 million of fixed asset write-downs and disposals and $7 million of other costs. Approximately $26 million of these charges were non-cash.
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
For the three months ended March 31, 2007, these expenses, primarily recorded in SG&A in the Condensed Consolidated Statements of Income, impacted business segments as follows:

Three Months Ended
In thousands	March 31, 2007
Wholesale Apparel	$1,942
Wholesale Non-Apparel	—
Retail	4,969

Total	$6,911

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

2006 provision	$45,887	$10,592	$23,126	$7,096	$86,701
2006 fixed asset write-downs	—	—	(23,105)	—	(23,105)
Translation difference	458	35	(21)	(51)	421
2006 spending	(30,402)	(5,102)	—	(6,934)	(42,438)

Balance at December 30, 2006	$15,943	$5,525	$—	$111	$21,579

2007 provision	2,031	1,506	3,194	180	6,911
2007 fixed asset write-downs	—	—	(3,194)	—	(3,194)
Translation difference	89	14	—	(1)	102
2007 spending	(8,196)	(4,524)	—	(109)	(12,829)

Balance at March 31, 2007	$9,867	$2,521	$—	$181	$12,569

12. EARNINGS PER COMMON SHARE
The following is an analysis of the differences between basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Three Months Ended
	March 31, 2007			April 1, 2006
		Weighted	Net Income		Weighted	Net Income
In thousands, except per		Average	per Common		Average	per Common
share data	Net Income	Shares	Share	Net Income	Shares	Share

Basic	$16,198	101,796	$0.16	$46,937	103,422	$0.45
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,331	—	—	1,448	—

Diluted	$16,198	103,127	$0.16	$46,937	104,870	$0.45

Options to purchase 63,000 and 3,262,000 shares of common stock were outstanding as of March 31, 2007 and April 1, 2006, respectively, but were not included in the computation of diluted EPS for the quarters then ended because the options were anti-dilutive.
13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the three months ended March 31, 2007, the Company made income tax payments of $35,543,000 and interest payments of $3,239,000. During the three months ended April 1, 2006, the Company made income tax payments of $24,310,000 and interest payments of $406,000. Non-cash investing transactions during the three months ended April 1, 2006 totaled $90,314,000 related to payments made to Juicy and prAna in the subsequent period.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. SEGMENT REPORTING
The Company operates the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail. The Wholesale Apparel segment consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks owned by the Company or licensed by the Company from third-party owners, including wholesale sales of women’s, men’s and children’s apparel designed and marketed in Europe, Canada, the Asia-Pacific Region and the Middle East. The Wholesale Non-Apparel segment includes handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain owned or licensed trademarks. The Retail segment consists of the Company’s worldwide retail operations that sell most of these apparel and non-apparel products to the public through the Company’s specialty retail stores, outlet stores, concession stores and e-commerce sites. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is not allocated to any of the specified operating segments, but is included in the line “Sales from external customers” under the caption “Corporate/Eliminations.”
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

	For the Three Months Ended March 31, 2007
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$765,726	$141,449	$305,374	$(59,570)	$1,152,979
Intercompany sales	(64,334)	(8,350)	—	72,684	—

Sales from external customers	$701,392	$133,099	$305,374	$13,114	$1,152,979

% to total	60.8%	11.6%	26.5%	1.1%	100.0%
OPERATING INCOME:
Total operating income	$50,897	$(609)	$(21,000)	$9,595	$38,883
Intercompany segment operating (income) loss	(130)	(1,263)	—	1,393	—

Segment operating income from external customers	$50,767	$(1,872)	$(21,000)	$10,988	$38,883

% of sales	7.2%	(1.4)%	(6.9)%	83.8%	3.4%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended April 1, 2006
	Wholesale	Wholesale		Corporate/
In thousands	Apparel	Non-Apparel	Retail	Eliminations	Total

NET SALES:
Total net sales	$793,946	$145,497	$264,235	$(32,477)	$1,171,201
Intercompany sales	(36,425)	(7,264)	—	43,689	—

Sales from external customers	$757,521	$138,233	$264,235	$11,212	$1,171,201

% to total	64.7%	11.8%	22.6%	0.9%	100.0%
OPERATING INCOME:
Total operating income	$72,411	$15,541	$(25,254)	$14,433	$77,131
Intercompany segment operating (income) loss	6,295	7	—	(6,302)	—

Segment operating income from external customers	$78,706	$15,548	$(25,254)	$8,131	$77,131

% of sales	10.4%	11.2%	(9.6)%	72.5%	6.6%
GEOGRAPHIC DATA:

	Three Months Ended
	March 31,	April 1,
	2007	2006

NET SALES:
Domestic	$808,513	$849,767
International	344,466	321,434

Total net sales	$1,152,979	$1,171,201

OPERATING INCOME:
Domestic	$26,162	$72,529
International	12,721	4,602

Total operating income	$38,883	$77,131

15. DERIVATIVE INSTRUMENTS
At March 31, 2007, the Company had various Canadian currency collars outstanding with a notional amount of $7.4 million, maturing through October 2007 and with contract rates ranging between 1.1205 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 61.8 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 23.3 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. The Company had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and $9.8 million and 5.3 million Hong Kong dollars in Canadian currency collars and 345 million Hong Kong dollars in euro currency collars at April 1, 2006. At March 31, 2007, the Company also had forward contracts maturing through June 2008 to sell 9.4 million Canadian dollars for $8.2 million, to sell 11.0 million Canadian dollars for 74.2 million Hong Kong dollars and to sell 55.8 million euro for 565.8 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at March 31, 2007 was approximately $90.1 million, as compared with approximately $97.5 million at December 30, 2006 and approximately $46.5 million at April 1, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $(2.2) million at March 31, 2007, $(1.6) million at December 30, 2006 and $(0.4) million at April 1, 2006. The ineffective portion of these trades is recognized currently in earnings and was $0.1 million for the three months ended March 31, 2007.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Approximately $(1.7) million in Accumulated other comprehensive income (loss) relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of Accumulated other comprehensive income (loss) rather than recognized in current income in accordance with SFAS No. 52. The unrealized loss recorded to Cumulative translation adjustment was $(4.8) million and $(11.1) million for the three months ended March 31, 2007 and April 1, 2006, respectively.
On February 11, 2004, the Company entered into interest rate swap agreements for the notional amount of 175 million euro in connection with its 350 million Eurobonds that matured on August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. Interest accrued related to these swaps was not material for the periods presented.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the three months ended March 31, 2007.
16. SHARE-BASED COMPENSATION
Since July 3, 2005, the Company has recognized the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its share-based compensation plans. The Company’s policy is to grant all employee stock options were granted at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in periods prior to the adoption of SFAS 123(R).
The Company has issued stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of March 31, 2007, the Company has not changed the terms of any outstanding awards.
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the table below represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2006 and 2007. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

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

	Three Months Ended
Binomial Lattice Valuation Assumptions:	March 31, 2007	April 1, 2006

Weighted-average fair value of options granted	$11.51	$9.55
Expected volatility	23.1% to 39.5%	23.1% to 39.5%
Weighted-average volatility	24.0%	24.4%
Expected term (in years)	4.7	4.4
Dividend yield	0.52%	0.61%
Risk-free rate	4.4% to 4.8%	4.4% to 4.8%
Expected annual forfeiture	12.0%	6.8%
Stock Options

A summary of award activity under the stock option plans as of March 31, 2007 and changes during the three month period are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 30, 2006	5,889,216	$32.58	5.8	$64,519
Granted	74,000	43.59
Exercised	(591,041)	27.97
Cancelled	(66,915)	38.35

Outstanding at March 31, 2007	5,305,260	$33.17	5.7	$55,020

Vested or expected to vest at March 31, 2007	5,156,069	$32.97	4.8	$55,925

Exercisable at March 31, 2007	4,504,967	$31.85	5.6	$52,297

The total intrinsic value of options exercised during the three months ended March 31, 2007 and April 1, 2006 was $9.3 million and $9.5 million, respectively.
As of March 31, 2007, there were 766,812 stock options that were unvested. The weighted average grant date fair value per award for nonvested stock options was $11.31.
As of March 31, 2007, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three month periods ended March 31, 2007 and April 1, 2006 was $15.1 million and $19.4 million, respectively.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
A summary of award activity under the restricted stock plans as of March 31, 2007 and changes during the three month period, are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Nonvested at December 30, 2006	1,718,493	$37.63
Granted	457,340	43.61
Vested	(324,570)	38.01
Cancelled	(61,150)	37.65

Nonvested at March 31, 2007	1,790,113	$39.09

Expected to vest	1,448,058	$34.56

As of March 31, 2007, there was $32.1 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three month periods ended March 31, 2007 and April 1, 2006 was $12.3 million and $2.2 million, respectively.
17. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, and recorded a cumulative effect charge to retained earnings of $10.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
We operate the following business segments: Wholesale Apparel, Wholesale Non-Apparel and Retail.
•	Wholesale Apparel consists of women’s, men’s and children’s apparel designed and marketed worldwide under various trademarks we own or license from third-party owners. This segment includes our better apparel (LIZ CLAIBORNE, CLAIBORNE (men’s), INTUITIONS, MAC & JAC, MEXX and SIGRID OLSEN), bridge-priced (DANA BUCHMAN and ELLEN TRACY), our mid-tier brands (AXCESS, LIZ & CO and CONCEPTS BY CLAIBORNE, FIRST ISSUE, STAMP 10, TINT and VILLAGER), moderate brands (EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE), denim/street wear (ENYCE and LUCKY BRAND DUNGAREES), contemporary sportswear (JUICY COUTURE, C & C CALIFORNIA, KENSIE, KENSIEGIRL and LAUNDRY BY SHELLI SEGAL) and our active wear (prAna) businesses, as well as our licensed DKNY® JEANS and DKNY® ACTIVE businesses.

•	Wholesale Non-Apparel consists of handbags, small leather goods, fashion accessories, jewelry and cosmetics designed and marketed worldwide under certain of the above listed and other owned or licensed trademarks, including our MONET, TRIFARI, MARVELLA, LAUNDRY BY DESIGN, KATE SPADE and JACK SPADE labels and our licensed KENNETH COLE label.

•	Retail consists of our worldwide retail operations that sell most of these apparel and non-apparel products to the public through our 339 outlet stores, 383 specialty retail stores and 631 international concession stores (where the retail selling space is either owned and operated by the department store in which the retail selling space is located, or leased and operated by a third party, while, in each case, we own the inventory) and our e-commerce sites. This segment includes specialty retail and outlet stores operating under the following formats: MEXX, LUCKY BRAND DUNGAREES, LIZ CLAIBORNE, ELISABETH, DKNY® JEANS, DANA BUCHMAN, ELLEN TRACY, SIGRID OLSEN, MONET, LAUNDRY BY SHELLI SEGAL, JUICY COUTURE, YZZA, KATE SPADE and JACK SPADE.
We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks. The resulting royalty income is included in the line “Sales from external customers” under the caption “Corporate/Eliminations” in Note 14 of Notes to Condensed Consolidated Financial Statements.
Competitive Profile
We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple markets, distribution channels and geographies is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our results of operations. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of selling space, customer service and intellectual property protection. Our size and global operating strategies help us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world. We believe we owe much of our success to our ability to identify strategic acquisitions, our ability to grow our existing businesses, including the creation of internally developed brands, as well as the continued expansion of our retail segment and to our product designs.
Consumers are continuing to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and impacts of the ongoing retail industry consolidation, including the changes in the Federated business model resulting from post-merger integration and rationalization activities and the continuing internal distractions of certain other retailers, present a multitude of challenges in the sector. As our larger department store customers continue to focus on inventory productivity and product differentiation to gain competitive market share, improve natural margins, reduce their dependency on vendor margin support and improve cash flows, they continue to execute their buying activities very cautiously. This requires us to be more nimble in our execution and more creative in our design in order to meet their changing demands. This operating environment adversely affects our domestic wholesale apparel business. In response to this challenging business climate, we are focusing our efforts on product purchases and store placements as well as investing in trending categories and trending businesses, including the further expansion into specialty retail where we plan to open 100 — 125 specialty retail stores globally in 2007, with the majority of the store openings focused on the JUICY COUTURE, LUCKY BRAND, MEXX and KATE SPADE formats.
We have also diversified geographically, with our international operations representing approximately 29.9% of total Company net sales for the three months ended March 31, 2007. We view the international markets as an important area of growth as we continue to build the capability to launch brands from our domestic portfolio and evaluate business development opportunities in markets outside of the United States. Additionally, we will continue to focus on our rigorous internal inventory control activities as well as our process improvement and expense control initiatives.
We are currently conducting a review of our operations to assess options to best allocate our resources to those businesses with the maximum potential for growth in sales and earnings. We have already begun to identify additional streamlining and reinvestment opportunities in 2007. We are focusing on our wholesale business model and corporate expense structure as well as the refinement of our wholesale and retail portfolios, including supply chain and technology strategies. We are also addressing how we will evolve our multi-brand, multi-channel and multi-geography strategy on a going forward basis. We expect to communicate this strategy in the third of quarter of 2007. In summary, our success in the future will depend on our ability to continue to design and deliver products that are acceptable to the marketplaces that we serve, to source the manufacture of our products on a competitive basis and to leverage our technology competencies.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2006 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A – Risk Factors.”
Overall Results for the Three Months Ended March 31, 2007
Net Sales
Net sales for the first three months of 2007 were $1.153 billion, a decrease of $18.2 million (or 1.6%) when compared to net sales for the first three months of 2006, primarily due to decreases in our domestic wholesale business and the change in the retailers’ calendar, which resulted in a shift of wholesale shipments of approximately $45 million into the second quarter, in addition to the unanticipated slowdown of ongoing replenishment programs, partially offset by increased sales in our domestic direct to consumer businesses, international businesses and the inclusion of our recently acquired KATE SPADE business. The shift in the retailers’ calendar was caused by the retailers’ 53 week fiscal year which ended on February 3, 2007, resulting in each fiscal month end in the retailers’ current fiscal year to be one week later. Since our fiscal March (and fiscal first quarter) ended on March 31, 2007 and fiscal March for the retailers ended on April 7, 2007, product that would normally be shipped the last week of March and received by the retailers in the first week of April was deferred one week by the retailers to avoid the impact of its inclusion on their month end inventory productivity metrics. We expect a similar shift of shipments to occur at the end of each fiscal quarter in 2007 due to the same one week difference in fiscal month end. The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased sales by approximately $22.3 million during the first three months of 2007.
Global net sales for our key brands for the first three months of 2007 across all product categories were as follows:
—	Net sales in our MEXX brand decreased approximately 2% compared to 2006, excluding the impact of foreign currency exchange rates, primarily due to decreases in our MEXX Europe business, partially offset by increases in our MEXX Canada retail business.

—	Net sales in our LIZ CLAIBORNE brand decreased approximately 5% compared to 2006, primarily due to decreases in jewelry and fashion accessories.

—	Net sales for LUCKY BRAND increased approximately 38% compared to 2006, primarily driven by the launch of our new fragrance in addition to increases in wholesale apparel and retail. We opened 34 LUCKY BRAND specialty stores in the last twelve months and ended the quarter with 138 stores.

—	Net sales in our JUICY COUTURE brand increased approximately 48% compared to last year, primarily driven by increases in retail and wholesale apparel in addition to the launch of our new fragrance. We opened 19 JUICY COUTURE specialty retail stores over the last twelve months and ended the quarter with 22 stores.
Gross Profit and Net Income
Our gross profit as a percentage of net sales decreased to 45.8% in 2007 from 46.4% in 2006, principally reflecting decreased gross profit rates in our wholesale segments primarily resulting from higher levels of markdown support as a result of sell-throughs at retail not meeting higher retailer targets for inventory turn and profitability. We also recognized inventory markdowns associated with the clearing of unproductive inventory. These decreases were partially offset by an increased gross profit rate in our retail segment and the impact of a changing mix within our portfolio. The change in mix primarily reflects an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average. Overall net income decreased to $16.2 million in the first three months of 2007 from $46.9 million in 2006, primarily reflecting the impact of decreased sales in our domestic wholesale businesses.
Balance Sheet
We ended the first quarter of 2007 with a net debt position of $636.8 million as compared to $393.4 million at the end of the first quarter of 2006. We generated $328.3 million in cash from operations over the past twelve months, which enabled us to fund $244.5 million of acquisition related payments, share repurchases of $98.8 million and capital expenditures of $181.7 million, while only increasing our net debt by $243.4 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $42.0 million.
International Operations
In the first three months of 2007, international sales represented 29.9% of our overall sales, as compared to 27.4% in the first three months of 2006. We expect our international sales to continue to represent an increasingly higher percentage of our overall sales volume as a result of further anticipated growth in our MEXX Europe and MEXX Canada businesses and from international growth of a number of our current domestic brands, including JUICY COUTURE, LUCKY BRAND and KATE SPADE. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates which increased sales in the first three months of 2007 by $22.3 million. The strengthening of the Euro against the U.S. dollar has positively impacted the results in our European businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Recent Acquisitions
On December 13, 2006, we acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its Kate Spade® and JACK SPADE® brands. We believe the addition of Kate Spade further diversifies our portfolio and provides considerable opportunity for growth in our direct to consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, we allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business;

$3.5 million has been allocated to the value of customer relationships and $46.6 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, we acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). Based in Vancouver, Canada and founded in 1985, Mac & Jac is a designer, marketer, wholesaler and retailer of premium apparel for women and men through its MAC & JAC brands. We believe the acquisition of MAC & JAC’s brand names and multi-brand, multi-channel, multi-geography approach complements our portfolio diversification strategy, as well as offer the opportunity for expanded distribution in the U.S department store and specialty store channels. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $8-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On November 18, 2005, we acquired 100 percent of the equity interest of Skylark Sport Marketing Corporation, doing business as prAna (“prAna”). Based in California and established in 1993, prAna is a designer, marketer and wholesaler of climbing, yoga and outdoor/active lifestyle apparel and accessories. The purchase price totaled $45.8 million, consisting of an initial payment and the assumption of debt and fees (including $13.5 million paid in 2006 primarily consisting of tax-related purchase price adjustments) and contingent payments to be determined based upon a multiple of prAna’s earnings in fiscal years 2008, 2009 and 2010. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $15-20 million. The contingent payments will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $16.7 million of purchase price to the value of trademarks and trade names associated with the business and $11.4 million has been allocated to the value of customer relationships. The trademarks and trade names as well as goodwill of $13.5 million are deemed to have an indefinite life and are subject to an annual test for impairment. The value of customer relationships is being amortized over 8 years. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
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
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees, of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2006 measurement year is selected, the remaining contingent payment would be approximately $38 million. The contingent payment will be accounted for as additional purchase price when paid. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $27.3 million of purchase price to the value of trademarks and trade names associated with the business. The trademarks and trade names have been classified as having indefinite lives and are subject to an annual test for impairment.
On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million and a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, we paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2008, we will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. We have recorded the present value of fixed amounts owed ($9.6 million) as an increase in Accrued expenses. As of March 31, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $17-21 million.
RESULTS OF OPERATIONS
We present our results based on the three business segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
•	Domestic: wholesale customers, Company specialty retail and outlet stores located in the United States and our e-commerce sites; and

•	International: wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States, primarily in our European and Canadian operations.
All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED APRIL 1, 2006
The following table sets forth our operating results for the three months ended March 31, 2007 (comprised of 13 weeks) compared to the three months ended April 1, 2006 (comprised of 13 weeks):

	Three months ended		Variance
	March 31,	April 1,
Dollars in millions	2007	2006	$	%

Net Sales	$1,153.0	$1,171.2	$(18.2)	(1.6%)

Gross Profit	527.8	544.0	(16.2)	(3.0%)

Selling, general & administrative expenses	488.9	466.9	22.0	4.7%

Operating Income	38.9	77.1	(38.2)	(49.5%)

Other income (expense), net	(0.7)	3.3	(4.0)	(121.2%)

Interest expense, net	(8.6)	(7.1)	(1.5)	(21.1%)

Provision for income taxes	13.4	26.4	(13.0)	(49.2%)

Net Income	$16.2	$46.9	$(30.7)	(65.5%)
Net Sales
Net sales for the first quarter of 2007 were $1.153 billion, a decrease of $18.2 million, or 1.6%, below net sales for the first quarter of 2006. The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased net sales by approximately $22.3 million in the first quarter. Net sales results for our business segments are provided below:
•	Wholesale Apparel net sales were $701.4 million decreasing $56.1 million, or 7.4%, as a result of:
-	A $69.4 million net decrease across our Wholesale Apparel segment primarily due to the decreases in our domestic wholesale business and the change in the retailers’ calendar, shifting wholesale shipments historically made in the first quarter into the second quarter. Additionally, sales decreased in our domestic SIGRID OLSEN business (resulting from reduced distribution and reduced demand) and ELLEN TRACY (due to a shift in demand toward more modern offerings), J.H. COLLECTIBLES (due to reduced distribution and reduced demand) and CITY UNLTD. (due to the discontinuance of this brand in the department store channel) businesses, partially offset by the addition of LIZ & CO and growth in our DKNY® Jeans women’s (due to volume growth and additional points of sale), ENYCE and LUCKY BRAND (due to increased demand) businesses; and

-	A $13.3 million increase resulting from the impact of foreign currency exchange rates in our international businesses.
•	Wholesale Non-Apparel net sales decreased $5.1 million, or 3.7%, to $133.1 million reflecting:
-	A $21.1 million net decrease in our accessories businesses resulting primarily from decreases in our department store and Special Markets jewelry and fashion accessories businesses and the change in the retailers’ calendar, shifting wholesale shipments historically made in the first quarter into the second quarter, partially offset by increases in JUICY COUTURE, LUCKY BRAND and SIGRID OLSEN accessories;

-	The inclusion of $9.0 million of sales from our recently acquired KATE SPADE business;

-	A $7.0 million increase in our cosmetics business primarily resulting from the recent launches of our new JUICY COUTURE and LUCKY BRAND fragrances; and

-	The impact of foreign currency exchange rates was not material in this segment.

•	Retail net sales increased $41.1 million, or 15.6%, to $305.4 million. The increase reflected the following:
-	A $23.1 million net increase driven by the net addition over the last 12 months of 30 LUCKY BRAND, 10 SIGRID OLSEN and 19 JUICY COUTURE specialty retail stores and 10 LIZ CLAIBORNE outlet stores in the United States, Canada and Europe, partially offset by closure of 36 ELISABETH and 9 MEXX-USA specialty retail and outlet stores in the United States;

-	The inclusion of $9.1 million from our recent acquisition of KATE SPADE (acquired December 13, 2006), which in the aggregate included 20 specialty retail stores, 4 outlets and two E-commerce sites; and

-	An $8.9 million increase resulting from the impact of foreign currency exchange rates, in our international businesses.

-	Comparable store sales in our Company-operated stores decreased by 3.5% overall, primarily the result of a 7.8% decrease in our Outlet business, partly offset by a 0.6% increase in our Specialty Retail business.

•	Total United States net sales increased 21.1% compared to last year and comparable store net sales decreased 5.5%.
-	U.S. specialty net sales increased 47.6% compared to last year, primarily driven by the opening of new stores, the addition of KATE SPADE and strong comparable store net sales in our JUICY COUTURE format. U.S. specialty comparable store net sales were up 0.5% overall.

-	U.S. outlet net sales decreased 3.2% and comparable store net sales decreased 9.8%, primarily driven by decreases in our LIZ CLAIBORNE outlet format due to reduced customer traffic and reduced promotion.
•	Total Europe net sales, excluding the impact of foreign currency exchange rates, decreased 2.0% compared to last year and comparable store net sales decreased 3.5%.
-	Total Europe specialty retail net sales increased 4.0% compared to last year and comparable store specialty retail net sales decreased 2.2%, primarily driven by decreases in our MEXX specialty format.

-	Total Europe outlet net sales decreased 9.2% compared to last year and comparable store outlet net sales decreased 12.9%, primarily driven by decreases in our MEXX outlet format.

-	Total Europe concession net sales decreased 4.8% compared to last year and comparable store concession net sales decreased 1.9%, primarily driven by decreases in our MEXX concession format.
•	Total Canada net sales, excluding the impact of foreign currency exchange rates, increased 25.4% compared to last year and comparable store net sales increased 8.9%.
-	Total Canada specialty retail net sales increased 29.5% compared to last year and comparable store specialty retail net sales increased 13.1%, primarily driven by improved performance in our MEXX specialty format.

-	Total Canada outlet net sales increased 22.6% compared to last year and comparable store outlet net sales increased 6.1%, primarily driven by improved performance in our MEXX outlet format.
We ended the quarter with a total of 383 Specialty Retail stores, 339 Outlet stores, and 631 international concession stores. Comparable store sales are calculated as sales from existing stores, plus new stores, less closed stores as follows: new stores become comparable after 15 full months of being open. Closed stores become non-comparable one month before they close or when the closing of the store or format is announced. If a store undergoes renovations and increases or decreases substantially in size as the result of renovations, it becomes non-comparable. If a store is relocated, stays the same size and has no interruption of selling, then the store remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable. Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months. Comparable store sales do not include concession sales.
•	Corporate net sales, consisting of licensing revenue, increased $1.9 million to $13.1 million as a result of revenues from new licenses primarily from our recently acquired KATE SPADE business.

Viewed on a geographic basis, Domestic net sales decreased by $41.3 million, or 4.9%, to $808.5 million, reflecting the continued declines in our domestic wholesale apparel business, partially offset by increases in our specialty retail business. International net sales increased $23.1 million, or 7.2%, to $344.5 million; primarily due to the $22.3 million impact of currency exchange rates on international sales as well as increases in our Canadian retail business, mostly offset by declines in our Canadian and European wholesale apparel and European retail businesses.
Gross Profit
Gross profit decreased $16.2 million, or 3.0%, to $527.8 million in the first quarter of 2007 when compared to the first quarter of 2006. Gross profit as a percentage of net sales decreased to 45.8% in 2007 from 46.4% in 2006, reflecting decreased gross profit rates in our wholesale segments primarily resulting from higher levels of markdowns associated with the clearing of unproductive inventory as well as the impact of higher retailer inventory turn and margin requirements, partially offset by an increased gross profit rate in our retail segment and the impact of a changing mix within our portfolio. The change in mix primarily reflects an increased proportion of sales from our retail segment, which runs at a higher gross profit rate than the Company average and a decreased proportion of sales from our wholesale apparel segment, which runs at a lower gross profit rate than the Company average. Gross profit increased approximately $12.8 million due to the impact of foreign currency exchange rates in our international businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in Selling, general & administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $22.0 million, or 4.7%, to $488.9 million in the first quarter of 2007 over the first quarter of 2006 and as a percent of net sales increased to 42.4% from 39.9%. The SG&A increase reflected the following:
•	The inclusion of $10.1 million of expenses from our acquired KATE SPADE business;

•	An $11.7 million increase primarily resulting from the expansion of our domestic and international retail businesses;

•	An $11.4 million increase due to the impact of foreign currency exchange rates, in our international businesses; and

•	A reduction of $11.2 million of expenses associated with our year over year streamlining initiatives.
The SG&A rate primarily reflected increased expense rates in our wholesale segment resulting from the de-leveraging impact of decreased wholesale net sales and the impact of a changing mix within our portfolio. The change in mix primarily reflects an increased proportion of expenses from our retail segment, which runs at a higher SG&A rate than the Company average and a decreased proportion of expenses from our wholesale apparel segment, which runs at a lower SG&A rate than the Company average.
Operating Income
Operating income for the first quarter of 2007 was $38.9 million, a decrease of $38.2 million, or 49.5%, compared to the first quarter of 2006. Operating income as a percent of net sales decreased to 3.4% in 2007 compared to 6.6% in 2006. The decrease is primarily attributable to the impact of reduced wholesale apparel sales due in part to a change in the retailers’ purchasing calendar pushing back the timing of shipments into the second quarter and the reduction in non-apparel gross profit in the quarter, as well as $11.7 million of expenses associated with retail expansion, partially offset by a reduction of $12.5 million of expenses associated with our year over year streamlining initiatives. The impact of foreign currency exchange rates in our international businesses added $1.4 million to operating income for the quarter. Operating income by business segment is provided below:
•	Wholesale Apparel operating income was $50.8 million (7.2% of net sales) in 2007 compared to $78.7 million (10.4% of net sales) in 2006, principally reflecting reduced income in our SIGRID OLSEN, J.H. COLLECTIBLES and LIZ CLAIBORNE wholesale apparel businesses, partly offset by increased income in our DKNY® Jeans women’s and MEXX Europe businesses as well as the addition of LIZ & CO.

•	Wholesale Non-Apparel operating loss was $1.9 million ((1.4%) of net sales) in 2007 compared to $15.5 million income (11.2% of net sales) in 2006, principally reflecting reduced income in our fashion accessories and jewelry businesses and increase marketing expenses associated with our LUCKY and JUICY COUTURE fragrance businesses partially offset by increases in JUICY COUTURE accessories.

•	Retail operating loss was $21.0 million ((6.9%) of net sales) in 2007 compared to operating loss of $25.3 million ((9.6%) of net sales) in 2006, principally reflecting increased profits in our domestic specialty and outlet business, mostly offset by decreased income in our Canadian retail business.

•	Corporate operating income, primarily consisting of licensing operating income, increased $2.9 million to $11.0 million as a result of increased revenues from our new licenses primarily from our recently acquired KATE SPADE business.
On a geographic basis, Domestic operating income decreased by $46.3 million, or 63.9%, to $26.2 million. The Domestic decreases predominantly reflect reduced income in our domestic wholesale businesses. International operating profit increased $8.1 million or 176.4% to $12.7 million. The international increase reflected the increased profitability in our European wholesale apparel business.
Other Income (Expense), Net
Other income (expense), net in the first quarter of 2007 was $0.7 million of expense compared to $3.3 million of income in the first quarter of 2006. In 2007, net other income (expense) was principally comprised of $0.4 million of foreign exchange losses and $0.2 million of minority interest expense. In 2006, net other income (expense) was comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.3 million of minority interest expense.
Interest Expense, Net
Net interest expense in the first quarter of 2007 was $8.6 million compared to $7.1 million in the first quarter of 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $1.1 million and $0.9 million of interest income in first quarter of 2007 and 2006, respectively.
Provision for Income Taxes
The income tax rate in the first quarter of 2007 increased to 45.3% from 36.0% in the first quarter of 2006, due to the impact of discrete tax items in both domestic and foreign tax jurisdictions. There were no discrete tax items in the first quarter of 2006.
Net Income
Net income in the first quarter of 2007 decreased to $16.2 million, or 1.4% of net sales, from $46.9 million in the first quarter of 2006, or 4.0% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.16 in 2007, from $0.45 in 2006, a 64.4% decrease.
Average diluted shares outstanding decreased by 1.7 million shares to 103.1 million in the first quarter of 2007 on a period-to-period basis, as a result of the repurchases of common shares, partially offset by the exercise of stock options and the effect of dilutive securities.
FORWARD OUTLOOK
Fiscal 2007
In light of our first quarter performance as outlined above and our visibility into the balance of the year, we have decided to provide initial fiscal 2007 EPS guidance, primarily driven by a change in outlook for our domestic wholesale portfolio. We have seen that many of the negative trends taking place in our domestic wholesale business over the past few years have accelerated and have resulted in Fall orders in our portfolio that are significantly below those levels originally discussed with several of our major retail partners. These trends include:
•	a greater reliance on private brands magnified by retail consolidation;

•	a squeeze on moderate brands like EMMA JAMES, J.H. COLLECTIBLES and TAPEMEASURE;

•	a reduction in sales plans and consumer demand for traditional better and bridge brands including LIZ CLAIBORNE, SIGRID OLSEN, ELLEN TRACY and DANA BUCHMAN; and

•	ever-growing demands for increased margin.
There are also other significant issues in the channel that are impacting our business model more than ever, requiring a sea change in how we operate our domestic wholesale business. These include:
•	retailers’ intensified focus on improving inventory turns and “natural margins” on branded goods; and

•	retailers’ continued demand for exclusively branded labels along with a reduced reliance on more broadly distributed lines.
This outlook also reflects a projected shift of approximately $40 million of orders out of our fiscal year, resulting from the change in retailers’ calendar, and is projected to be partially offset by double digit growth in net sales and improved operating margins in our retail segment, primarily driven by increases in our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands.

We are projecting net sales to be flat to down low single digits compared to fiscal 2006, operating margin in the range of 7.1% to 7.6% and EPS in the range of $1.84 — $1.99. It is important to note that this guidance includes the impact of expenses associated with our streamlining initiatives in the first quarter (which amounted to $0.06 per share), but excludes additional streamlining and other expenses we expect to incur as a result of our strategic review. This guidance excludes the potential impact of any acquisition or divestiture, or stock repurchases. Foreign currency exchange rates are projected to have an immaterial impact on 2007 net sales and EPS.
Sales by segment for fiscal 2007 are projected as follows:
•	In our wholesale apparel segment, we expect 2007 net sales to decrease high single digits compared to 2006.

•	In our wholesale non-apparel segment, we expect 2007 net sales to be flat to up low single digits compared to 2006.

•	In our retail segment, we expect 2007 net sales to increase in the low teens compared to 2006.

•	In our corporate segment, we expect 2007 licensing revenue to increase by 10% compared to 2006.
All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to fund projected sales increases, to invest in the technological upgrading of our distribution centers and information systems and other expenditures related to retail store expansion, in-store merchandise shops and normal maintenance activities. We also require cash to fund our acquisition program. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $250 million of our common stock for cash in open market purchases and privately negotiated transactions. As of April 20, 2007, we had $229.2 million remaining in buyback authorization under the share repurchase programs.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes that matured on August 7, 2006, which were originally issued on August 7, 2001 (see Note 9 of Notes to Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations.
2007 vs. 2006
Cash and Debt Balances. We ended the first quarter of 2007 with $106.0 million in cash and marketable securities, compared to $98.8 million at the end of the first quarter of 2006 and with $742.8 million of debt outstanding, compared to $492.3 million at the end of the first quarter of 2006. This $243.3 million increase in our net debt position over the last twelve months is primarily attributable to $98.8 million in share repurchases, $181.7 million in capital and in-store expenditures, $244.5 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $42.0 million), partially offset by cash flow from operations for the last twelve months of $328.3 million. We ended the first quarter of 2007 with $2.148 billion in stockholders’ equity, giving us a total debt to total capital ratio of 25.7% at the end of the first quarter of 2007, compared to $2.130 billion in stockholders’ equity at year end 2006 with a total debt to capital ratio of 21.8% and

$1.991 billion in stockholders’ equity at the end of the first quarter of 2006 with a total debt to total capital ratio of 19.8%.
Accounts Receivable decreased $38.0 million, or 5.9%, at March 31, 2007, compared to the end of the first quarter of 2006, primarily due to a $43.5 million reduction in receivables in our domestic wholesale apparel businesses and a $6.6 million reduction in our international wholesale apparel, partially offset by the inclusion of $4.5 million of receivables from our acquired KATE SPADE business and the impact of foreign currency exchange rates of $13.8 million primarily related to the strengthening of the euro. Accounts receivable increased $102.3 million, or 20.5%, at March 31, 2007 compared to December 30, 2006 due primarily to the timing of shipments in our domestic operations.
Inventories increased $80.4 million, or 14.3% at the end of the first three months 2007 compared to the end of the first three months of 2006, primarily due to a $29.3 million increase resulting from acquisitions, new business initiatives and the expansion of our retail segment, net of discontinued lines, a $12.2 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses, increases of approximately $45 million in our domestic wholesale inventories primarily due to the change in our retail customers calendar shifting wholesale shipments into the second quarter as well as higher levels of ongoing inventory. Inventories increased by $50.7 million, or 8.5%, compared to December 30, 2006, primarily due to seasonal timing of wholesale shipments as well as increases resulting from foreign exchange rate fluctuations. Our average inventory turnover rate decreased slightly to 4.2 times for the twelve-month period ended March 31, 2007, as compared to 4.3 times for the twelve-month period ended December 30, 2006 and 4.5 times for the twelve-month period ended April 1, 2006.
Borrowings under our revolving credit facility and other credit facilities peaked at $289.3 million during the three months of 2007; at the end of the three months of 2007, our borrowings under these facilities were $247.9 million.
Net cash used in operating activities increased $65.8 million to $196.2 million in the first three months of 2007, compared to $130.4 million in the first three months of 2006. This incremental use of cash was primarily due to changes in accounts payable due to the timing of payments and changes in accrued expenses primarily as a result of a reduction of certain employment-related obligations, as well as to reduced net income, partially offset by changes in accounts receivable due to timing of shipments in our wholesale segments, as well as increases in depreciation and amortization mostly due to retail expansion.
Net cash used in investing activities was $48.0 million in the first three months of 2007, compared to $63.2 million in 2006. Net cash used in the first three months of 2007 primarily reflected $35.4 million for capital and in-store expenditures and $13.4 million in acquisition-related payments. Net cash used in the first three months of 2006 primarily reflected $35.7 million in acquisition-related payments and $36.1 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments.
Net cash provided by financing activities was $156.1 million in the first three months of 2007, compared to $45.7 million used in financing in the first three months of 2006. The $201.8 million year-over-year increase in cash provided primarily reflected a $131.5 million net increase in commercial paper and short-term borrowings and a $75.3 million decrease in stock repurchases.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $15-20 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 16, 2007 and January 17, 2006, we purchased 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of Lucky Brand for a payment of $10.0 million each. The remaining 3.35 percent will be purchased as follows: 1.1 percent in January 2008 for $10.0 million and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $17-21 million.
•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at the option of the Company. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that, if the 2006 measurement year is selected, the remaining contingent payment would be approximately $38 million. The contingent payments will be accounted for as additional purchase price when paid.

•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We estimate that the aggregate contingent payments will be in the range of approximately $8-12 million. The contingent payments will be accounted for as additional purchase price when paid.

•	Under the Segrets acquisition agreement, we may elect, or be required, to purchase the remaining minority interest in Segrets. We estimate that if the eligible payment for Segrets is triggered in 2006, it would fall in the range of $0.2-1.0 million and the payment will be made in either cash or shares of our common stock at our option or the option of the seller.
Financing Arrangements
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of our net investment in MEXX (see Note 15 of Notes to Condensed Consolidated Financial Statements). The Notes are classified as Long-term debt. The fair value of the Notes was 353.7 million euro (or $470.6 million) as of March 31, 2007.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”), replacing the $375 million, 364-day unsecured credit facility that was scheduled to mature in October 2004 and the existing $375 million bank revolving credit facility which was scheduled to mature in October 2005. A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. We believe we are in compliance with such covenants as of March 31, 2007. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through our commercial paper program is subject to, among other things, our maintaining an investment-grade credit rating. At March 31, 2007, we had $224.8 million of commercial paper outstanding under the Agreement. The commercial paper is classified as Long-term debt as we have the intent and ability to refinance the commercial paper on a long-term basis.

As of March 31, 2007, December 30, 2006 and April 1, 2006, we had lines of credit aggregating $619 million, $617 million and $597 million, respectively, which were primarily available to cover trade letters of credit. At March 31, 2007, December 30, 2006 and April 1, 2006, we had outstanding trade letters of credit of $269 million, $303 million and $266 million, respectively. These letters of credit, which have terms ranging from one to ten months, primarily collateralize our obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract rates.
Our Canadian and European subsidiaries also have unsecured lines of credit totaling approximately $184 million (based on the exchange rates as of March 31, 2007). As of March 31, 2007, a total of $23.1 million of borrowings denominated in foreign currencies was outstanding at an average interest rate of 4.49%. These lines of credit bear interest at rates based on indices specified in the contracts plus a margin. The lines of credit are in effect for less than one year and mature at various dates in 2007 and 2008. We intend to renew these lines under similar arrangements. The capital lease obligations in Europe expire in 2007 and 2008.
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, we entered into a new synthetic lease with a financial institution for a five – year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
Hedging Activities
At March 31, 2007, we had various Canadian currency collars outstanding with a notional amount of $7.4 million, maturing through October 2007 and with contract rates ranging between 1.1205 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 61.8 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 23.3 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. We had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and $9.8 million and 5.3 million Hong Kong dollars in Canadian currency collars and 345 million Hong Kong dollars in euro currency collars at April 1, 2006. At March 31, 2007, we also had forward contracts maturing through June 2008 to sell 9.4 million Canadian dollars for $8.2 million, to sell 11.0 million Canadian dollars for 74.2 million Hong Kong dollars and to sell 55.8 million euro for 565.8 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at March 31, 2007 was approximately $90.1 million as compared with approximately $97.5 million at December 30, 2006 and approximately $46.5 million at April 1, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were approximately $(2.2) million at March 31, 2007, $(1.6) million at December 30, 2006 and $(0.4) million at April 1, 2006. The ineffective portion of these trades is recognized currently in earnings and was $0.1 million for the three months ended March 31, 2007. Approximately $(1.7) million in Accumulated other comprehensive income (loss) relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.

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
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of Accumulated other comprehensive income (loss) rather than recognized in current income in accordance with SFAS No. 52. The unrealized loss recorded to Cumulative translation adjustment was $(4.8) million and $(11.1) million for the three months ended March 31, 2007 and April 1, 2006, respectively.
On February 11, 2004, we entered into interest rate swap agreements for the notional amount of 175 million euro in connection with our 350 million Eurobonds that matured on August 7, 2006. This converted a portion of the fixed rate Eurobonds interest expense to floating rate at a spread over six month EURIBOR. This was designated as a fair value hedge. The first interest rate setting occurred on August 7, 2004 and was reset each six-month period thereafter until maturity. Interest accrued related to these swaps was not material for the periods presented.
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 8 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the three months ended March 31, 2007.
USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.
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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. Changes in estimates may create volatility in our effective tax rate in future periods due to settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We establish the provisions based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.
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
A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 14 of Notes to Condensed Consolidated Financial Statements. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate the fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference.
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
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential value impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are being amortized over periods ranging from 5 to 25 years.
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
Share-Based Compensation
On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards including stock options as well as restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN 48 as of December 31, 2006 the first day of the 2007 fiscal year and recorded a cumulative effect charge to retained earnings of $10.5 million.
STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2007, any fiscal quarter of 2007 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Included among the factors that could cause actual results to materially differ are risks with respect to the following:

Risks Associated with Competition and the Marketplace
The apparel and related product markets are highly competitive, both within the United States and abroad. Our ability to compete successfully within the marketplace depends on a variety of factors, including:
•	The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;

•	Our ability to successfully continue to evolve its supply chain system, including its product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands;

•	Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;

•	Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;

•	Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;

•	Risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;

•	Our ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;

•	Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to our ability to respond effectively to:
-	these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions);

-	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;

-	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;

-	these customers’ requirements for vendor margin support;

-	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and

-	the effect that any potential consolidation among one or more of these larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
•	Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and

•	Risks associated with our operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix.
Management and Employee Risks
•	Our ability to attract and retain talented, highly qualified executives and other key personnel in design, merchandising, sales, marketing, production, systems and other functions;

•	Our ability to hire and train qualified retail management and associates;

•	Risks associated with any significant disruptions in our relationship with our employees, including union employees and any work stoppages by our employees, including union employees;

•	Risks associated with providing for the succession of senior management; and

•	Risks associated with realignment of responsibilities among the Company’s management team.

Economic, Social and Political Factors
Also impacting us and our operations are a variety of economic, social and political factors, including the following:
•	Risks associated with war, the threat of war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

•	Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, fluctuations in foreign currency exchange rates, interest rates and stock market volatility and currency devaluations in countries in which we source product;

•	Changes in social, political, legal and other conditions affecting foreign operations;

•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

•	Any significant disruption in our relationships with our suppliers, manufacturers as well as work stoppages by any of our suppliers or service providers;

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and

•	Risks related to our ability to establish, defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues.
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
•	Ability to identify appropriate acquisition candidates and negotiate favorable financial and other terms, against the background of increasing market competition (from both strategic and financial buyers) for the types of acquisitions we have been making;

•	Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

•	Risks associated with selling our Liz & Co. and Concepts by Claiborne brands outside of better department stores;

•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business;

•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;

•	Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;

•	Risks that expenditures required for capital items or working capital will be higher than anticipated;

•	Risks associated with unanticipated events and unknown or uncertain liabilities;

•	Uncertainties relating to our ability to successfully integrate an acquisition, maintain product licenses, or successfully launch new products and lines;

•	Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies; and

•	With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
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
We do not speculate on the future direction of interest rates. As of March 31, 2006, December 30, 2006 and April 1, 2006, our exposure to changing market rates was as follows:

Dollars in millions	March 31, 2007	December 30, 2006	April 1, 2006

Variable rate debt	$247.9	$100.6	$64.0
Average interest rate	5.23%	5.14%	4.0%
A ten percent change in the average rate would have resulted in a $0.2 million change in interest expense during the first three months of 2007.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of March 31, 2007, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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
At March 31, 2007, December 30, 2006 and April 1, 2006, we had outstanding foreign currency collars with net notional amounts aggregating to $18.2 million, $17.5 million and $55 million, respectively. We had forward contracts aggregating to $90.1 million at March 31, 2007, $97.5 million at December 30, 2006 and $46.5 million at April 1, 2006. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $(2.2) million at March 31, 2007, $(1.6) million at December 30, 2006 and $(0.4) million at April 1, 2006. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $10.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $10.2 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of March 31, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		565,751	0.0968 to 0.0998	$(2,064)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		74,229	0.1482 to 1.1482	(24)

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(78)
Canadian Dollars	$7,363		0.8403 to 0.8925	—
Canadian Dollars		61,764	0.1428 to 0.1527	(11)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		589,000	0.0973 to 0.1067	$(1,368)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		105,980	0.1480 to 0.1482	180

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(506)
Canadian Dollars	$8,659		0.8547 to 0.8925	—
Canadian Dollars		45,345	0.1454 to 0.1508	107
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of April 1, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		127,875	0.1037 to 0.1086	$(63)
Canadian Dollars	$15,440		0.8565 to 0.8592	—
Canadian Dollars		113,377	0.1491 to 0.1505	—

Foreign Exchange Collar Contracts:
Euro		344,875	0.0991 to 0.1143	$(386)
Canadian Dollars	$9,834		0.8403 to 0.8917	—
Canadian Dollars		5,308	0.1468 to 0.1538	—
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that all material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s results of operations or financial position. (see Notes 10 and 24 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K).
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing has been completed and we submitted the requested information to the Department of Natural Resources in March.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2006 fiscal year.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate Dollar
				Total Number of	Value of Shares that
	Total Number			Shares Purchased as	May Yet Be
	of Shares			Part of Publicly	Purchased Under the
	Purchased		Average Price	Announced Plans or	Plans or Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (2)

December 31, 2006 - January 27, 2007	52.3	(1)	$42.95	—	$229,237
January 28, 2007 - March 3, 2007	—		—	—	229,237
March 4, 2007 - March 31, 2007	132.2	(1)	43.08	—	229,237

Total 13 weeks ended March 31, 2007	184.5		$43.36	—	$229,237

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of March 31, 2007, the Company had $229.2 million remaining in buyback authorization under its program.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 1, 2007

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Michael Scarpa MICHAEL SCARPA	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL
	Chief Operating Officer and Chief Financial Officer (Principal financial officer)		Vice President — Corporate Controller and Chief Accounting Officer (Principal accounting officer)