Form 10-Q
period 2007-06-30
CLAIBORNE LIZ INC
filed 2007-07-31
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10689
LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791

(State or other	(I.R.S. Employer
jurisdiction of	Identification No.)
incorporation or
organization)

1441 Broadway, New York, New York	10018

(Address of principal executive offices)	(Zip Code)
(212) 354-4900
(Registrant’s telephone number, including area code)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at July 20, 2007 was 102,279,318.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	December 30,	(Unaudited)
	June 30, 2007	2006	July 1, 2006

Assets
Current Assets:
Cash and cash equivalents	$110,288	$185,645	$101,799
Marketable securities	423	9,451	8,367
Accounts receivable — trade, net	500,295	499,012	525,721
Inventories, net	671,850	593,445	597,867
Deferred income taxes	78,594	60,627	60,840
Other current assets	161,163	121,937	129,448

Total current assets	1,522,613	1,470,117	1,424,042

Property and Equipment, Net	567,869	581,992	515,366
Goodwill, Net	1,041,459	1,007,859	967,000
Intangibles, Net	418,625	413,962	340,842
Other Assets	21,382	21,838	11,732

Total Assets	$3,571,948	$3,495,768	$3,258,982

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$34,554	$22,266	$32,971
Accounts payable	276,665	281,413	261,314
Accrued expenses	298,340	336,773	293,059
Income taxes payable	—	33,470	16,024

Total current liabilities	609,559	673,922	603,368

Long-Term Debt	683,545	570,469	548,398
Other Non-Current Liabilities	104,131	63,565	64,729
Deferred Income Taxes	66,571	54,571	57,467
Commitments and Contingencies (Note 10)
Minority Interest	3,489	3,260	2,915
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	278,059	249,573	214,950
Retained earnings	3,356,118	3,354,081	3,197,134
Accumulated other comprehensive loss	(46,537)	(56,156)	(43,283)

	3,764,077	3,723,935	3,545,238
Common stock in treasury, at cost 74,174,641, 73,281,103 and 73,302,345 shares	(1,659,424)	(1,593,954)	(1,563,133)

Total stockholders’ equity	2,104,653	2,129,981	1,982,105

Total Liabilities and Stockholders’ Equity	$3,571,948	$3,495,768	$3,258,982

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net Sales	$2,283,681	$2,296,240	$1,130,702	$1,125,038

Cost of goods sold	1,207,317	1,203,731	582,111	576,542

Gross Profit	1,076,364	1,092,509	548,591	548,496

Selling, general & administrative expenses	1,006,665	940,351	517,775	473,469

Operating Income	69,699	152,158	30,816	75,027

Other income (expense), net	(394)	3,056	335	(257)

Interest expense, net	(18,348)	(15,738)	(9,816)	(8,633)

Income Before Provision for Income Taxes	50,957	139,476	21,335	66,137

Provision for income taxes	21,128	53,124	7,704	26,722

Net Income	$29,829	$86,352	$13,631	$39,415

Net Income per Weighted Average Share, Basic	$0.29	$0.84	$0.13	$0.38
Net Income per Weighted Average Share, Diluted	$0.29	$0.83	$0.13	$0.38

Weighted Average Shares, Basic	101,825	102,981	101,855	102,541
Weighted Average Shares, Diluted	102,978	104,397	102,828	103,925

Dividends Paid per Common Share	$0.11	$0.11	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	June 30, 2007	July 1,2006

Cash Flows from Operating Activities:
Net income	$29,829	$86,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	78,942	66,534
Streamlining initiatives; asset write-down	9,898	7,236
Gain on sale of securities	(364)	(3,583)
Deferred income taxes	13,624	(6,416)
Share-based compensation	10,439	11,081
Tax benefit on exercise of stock options	4,615	3,974
Other, net	(420)	(12)
Change in assets and liabilities, exclusive of acquisitions:
Decrease (increase) in accounts receivable – trade, net	3,577	(92,271)
Increase in inventories, net	(70,930)	(44,116)
Increase in other current and non-current assets	(9,379)	(12,824)
(Decrease) increase in accounts payable	(2,513)	7,887
(Decrease) increase in accrued expenses	(47,273)	7,508
Decrease in income taxes payable	(42,868)	(4,431)

Net cash (used in) provided by operating activities	(22,823)	26,919

Cash Flows from Investing Activities:
Proceeds from sales of securities	9,616	8,054
Purchases of property and equipment	(67,765)	(70,583)
Proceeds from sales of property and equipment	1,410	—
Payments for acquisitions, net of cash acquired	(48,262)	(143,487)
Payments for in-store merchandise shops	(2,632)	(6,816)
Other, net	153	(1,230)

Net cash used in investing activities	(107,480)	(214,062)

Cash Flows from Financing Activities:
Short term borrowings (repayments), net	12,252	(15,758)
Principal payments under capital lease obligations	(3,188)	(1,896)
Commercial paper, net	104,313	97,854
Proceeds from exercise of common stock options	35,286	30,701
Purchase of common stock	(81,560)	(131,513)
Dividends paid	(11,432)	(11,705)
Excess tax benefits related to stock options	2,521	946
Other, net	(747)	188

Net cash provided by (used in) financing activities	57,445	(31,183)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,499)	(8,402)

Net Change in Cash and Cash Equivalents	(75,357)	(226,728)
Cash and Cash Equivalents at Beginning of Period	185,645	328,527

Cash and Cash Equivalents at End of Period	$110,288	$101,799

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. Results of acquired companies are included in the Company’s operating results from the date of acquisition and therefore, operating results on a period-to-period basis may not be comparable. Information presented as of December 30, 2006 is derived from audited statements.
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to form reportable segments, where applicable. As such the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES and SOUL.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions or obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable – Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends, net of expected recoveries and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market value. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.
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
A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to the carrying values. The Company determines the fair value of its reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company must record an impairment loss equal to the difference. In connection with the change in segment reporting discussed above, the Company performed a preliminary fair value analysis of the carrying value of goodwill. The results of such evaluation indicated that it was more likely than not that no impairment of the carrying value of goodwill has occurred. However, the Company expects to complete its annual goodwill impairment test in the third quarter of fiscal 2007.
The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended June 30, 2007, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, actual results would likely be impacted.
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
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within Selling, general & administrative expenses (“SG&A”). Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to cumulative translation adjustment. The Company also uses derivative instruments to hedge the changes in the fair value of debt due to fluctuations in interest rates. Changes in fair value are recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to fluctuation in interest rates.
Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A expenses in current period earnings.
Share-Based Compensation
On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based awards, including stock options as well as restricted stock. Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants prior to July 3, 2005. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed-rate long-term debt is carried at its value on the date of issuance. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.
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

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2007 and 2006 fiscal years each reflect a 52-week period resulting in a 13-week, three-month period for the second quarter.
Cash Dividend and Common Stock Repurchase
On May 17, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on June 15, 2007 to stockholders of record at the close of business on June 1, 2007. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of July 20, 2007, the Company had $147.7 million remaining in buyback authorization under its share repurchase programs.
2. ACQUISITIONS
On May 18, 2007, the Company acquired a 50 percent ownership of the Narciso Rodriguez Corporation “Narciso Rodriguez” including rights to the Narciso Rodriguez name and trademarks, entered into an exclusive license to operate the Narciso Rodriguez business worldwide, and formed a new company to develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. The Company believes the addition of Narciso Rodriguez provides considerable opportunity to build a broad business in the growing and profitable luxury designer category that is sold in productive and partnership-oriented upscale retailers. On a preliminary basis, the Company allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business, $0.3 million to the value of the non-compete agreement, $0.6 million to the value of the beneficial lease and $4.9 million to goodwill. As the Company maintains control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 13, 2006, the Company acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. The Company believes the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides considerable opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, the Company allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business; $3.5 million to the value of customer relationships and $46.4 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
In connection with the Company’s acquisition of Skylark Sport Marketing Corporation (“prAna”), the Company may be required to make contingent acquisition payments to the former owners in the range of $20-25 million. The ultimate amount of such payments is based on certain performance parameters of the company over a pre-determined time frame and will be accounted for as additional purchase price when paid.
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2006 measurement year is selected, the remaining contingent payment would be approximately $31-36 million. The contingent payment will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The acquisition was accounted for using the purchase method of accounting. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, the Company entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million and

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2008, the Company will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. The Company has recorded the present value of fixed amounts owed $9.6 million as an increase in Accrued expenses. As of June 30, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, the Company will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $18-22 million.
3. STOCKHOLDERS’ EQUITY
Activity for the six months ended June 30, 2007 and July 1, 2006 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost
Balance as of December 30, 2006	$249,573	$3,354,081	$(1,593,954)
Net income	—	29,829	—
Cumulative impact of change in accounting for income tax uncertainty	—	(10,494)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(11,614)	—	4,459
Purchase of common stock	—	—	(81,560)
Stock options exercised	23,655	—	11,631
Share-based compensation	9,309	—	—
Tax benefit on stock options exercised	4,615	—	—
Excess tax benefits related to stock options	2,521	—	—
Dividends declared	—	(17,298)	—

Balance as of June 30, 2007	$278,059	$3,356,118	$(1,659,424)

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains and losses on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Six Months Ended
	(26 Weeks)	(26 Weeks)
In thousands	June 30,2007	July 1,2006
Net income	$29,829	$86,352
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	23,158	26,960
Change in cumulative translation adjustment on Eurobonds	(12,059)	(34,264)
Changes in unrealized gains on available-for-sale securities, net of income tax provision of $(195) and $(617), respectively	341	1,085
Reclassification of holding gains on available-for-sale securities, net of income tax provision of $133 and $1,290, respectively	(231)	(2,293)
Changes in fair value of cash flow hedges, net of income tax benefit of $319 and $577, respectively	(1,590)	(1,026)

Total comprehensive income, net of tax	$39,448	$76,814

Accumulated other comprehensive loss consists of the following:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006
Cumulative translation adjustment	$(44,172)	$(55,271)	$(41,853)
Unrealized losses on available-for-sale securities, net of taxes of $37, $99 and $435, respectively	(32)	(142)	(781)
Unrealized losses on cash flow hedging derivatives, net of taxes of $814, $495 and $290, respectively	(2,333)	(743)	(649)

Accumulated other comprehensive loss, net of tax	$(46,537)	$(56,156)	$(43,283)

4. MARKETABLE SECURITIES
In May 2007, the Company sold 69,419 shares of an equity index mutual fund which was previously considered available-for-sale, for total proceeds of $9.6 million and a realized gain of $0.4 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to other income (expense), net upon the sale of the securities.
In March 2006, the Company sold 341,246 shares of certain equity investments, which were previously considered available-for-sale, for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to other income (expense), net upon the sale of the securities.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of available-for-sale marketable securities at June 30, 2007, December 30, 2006 and July 1, 2006:

			Unrealized	Estimated
In thousands		Cost	Losses	Fair Value

June 30, 2007:	Other investments	$470	$(47)	$423

	Total	$470	$(47)	$423

December 30, 2006:	Equity investments	$9,212	$(186)	$9,026
	Other investments	458	(33)	425

	Total	$9,670	$(219)	$9,451

July 1, 2006:	Equity investments	$9,128	$(1,120)	$8,008
	Other investments	446	(87)	359

	Total	$9,574	$(1,207)	$8,367

For the six months ended June 30, 2007 and July 1, 2006, there were realized gains of $364 and $3,583, respectively, on available-for-sale securities. For the three months ended June 30, 2007, there were realized gains of $364 on available-for-sale securities. For the three months ended July 1, 2006, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains on available-for-sale securities for the six months ended June 30, 2007 and July 1, 2006 were $341 (net of $(195) in taxes) and $1,085 (net of $(617) in taxes), respectively, which were included in Accumulated other comprehensive loss. The net adjustments to unrealized holding gains (losses) on available-for-sale securities for the three months ended June 30, 2007 and July 1, 2006 were $117 (net of $(67) in taxes) and $(88) (net of $50 in taxes), respectively, which were included in Accumulated other comprehensive income (loss).
5. INVENTORIES, NET
Inventories consist of the following:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006

Raw materials	$38,301	$34,521	$35,139
Work in process	24,564	13,566	20,801
Finished goods	608,985	545,358	541,927

Total inventories, net	$671,850	$593,445	$597,867

6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006

Land and buildings	$135,991	$141,451	$141,347
Machinery and equipment	430,383	407,511	373,848
Furniture and fixtures	281,925	276,685	240,263
Leasehold improvements	495,065	460,784	431,681

	1,343,364	1,286,431	1,187,139
Less: Accumulated depreciation and amortization	775,495	704,439	671,773

Total property and equipment, net	$567,869	$581,992	$515,366

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and amortization expense on property and equipment for the six months ended June 30, 2007 and July 1, 2006, including property and equipment under capital leases, was $67.8 million and $55.3 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended June 30, 2007 and July 1, 2006, including property and equipment under capital leases, was $34.8 million and $28.5 million, respectively. Machinery and Equipment under capital leases amounted to $47.3 million, $50.7 million and $19.6 million as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively. Depreciation expense on property and equipment under capital leases for the six months ended June 30, 2007 and July 1, 2006 were $3.8 million and $2.6 million, respectively and $1.7 million and $1.3 million for the three months ended June 30, 2007 and July 1, 2006, respectively.
7. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	June 30,	December 30,	July 1,
In thousands	Period	2007	2006	2006

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$33,339	$32,449	$32,449
Owned trademarks	13 years	16,501	7,600	7,600
Customer relationships	13 years	49,511	49,351	49,959
Merchandising rights	4 years	53,881	57,695	52,875

Subtotal	10 years	153,232	147,095	142,883

Accumulated Amortization:
Licensed trademarks		(15,649)	(14,330)	(12,888)
Owned trademarks		(1,090)	(752)	(562)
Customer relationships		(8,851)	(6,800)	(5,088)
Merchandising rights		(29,704)	(29,563)	(24,712)

Subtotal		(55,294)	(51,445)	(43,250)

Net:
Licensed trademarks		17,690	18,119	19,561
Owned trademarks		15,411	6,848	7,038
Customer relationships		40,660	42,551	44,871
Merchandising rights		24,177	28,132	28,163

Total amortized intangible assets, net		97,938	95,650	99,633

Unamortized intangible assets:
Owned trademarks		320,687	318,312	241,209

Total intangible assets		$418,625	$413,962	$340,842

The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2007	$20.0
2008	18.2
2009	15.3
2010	11.0
2011	9.1
In connection with the realignment of its segment reporting structure, the Company has performed a preliminary fair value analysis which indicated that it is more likely than not that there are no impairment of the historic carrying

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
value of goodwill. The Company expects to complete its annual goodwill impairment test in the third quarter of fiscal 2007. The last annual goodwill impairment test that the Company completed was as of the first day of the third quarter of fiscal 2006. No impairment was recognized as a result of such assessment. Amortization expense of intangible assets was $9.9 million and $9.5 million for the six months ended June 30, 2007 and July 1, 2006, respectively and $5.0 million and $4.8 million for the three months ended June 30, 2007 and July 1, 2006, respectively. The Company reclassified its segment goodwill on a preliminary basis to conform with its new segment reporting structure. The changes in carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Direct	Partnered
In thousands	Brands	Brands	Total

Balance as of December 30, 2006	$688,147	$319,712	$1,007,859
Kate Spade working capital adjustment	1,879	—	1,879
Acquisition of Narciso Rodriguez	—	4,940	4,940
Additional purchase price – Juicy Couture	19,882	—	19,882
Other	(217)	(209)	(426)
Translation difference	7,325	—	7,325

Balance as of June 30, 2007	$717,016	$324,443	$1,041,459

8. INCOME TAXES
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions on the income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has more than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $10.5 million in the liability for unrecognized tax benefits which was accounted for as cumulative effect adjustment to reduce retained earnings. The balance of unrecognized tax benefits at December 31, 2006 was $47.2 million, inclusive of interest and penalties. Included in the balance of unrecognized tax benefits at December 31, 2006 is $18.9 million that, if recognized, would impact the effective tax rate.
During the six and three months ended June 30, 2007, the Company recognized $1.0 and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits in taxes payable and provision for income taxes. As of December 30, 2006, the last day of the 2006 fiscal year, the Company accrued interest and penalties related to uncertain tax positions in taxes payable and provision for income taxes of approximately $2.7 million for open tax years in US Federal, state, local and foreign jurisdictions. Upon adoption of FIN 48, the Company increased its accrual for interest and penalties to $9.1 million. At June 30, 2007, the accrual for interest and penalties was $10.1 million.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax years 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and prior.
During the six months ended June 30, 2007, the Company has established a $0.6 million valuation allowance against the net operating loss carry-forward of a foreign subsidiary.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. DEBT
Long-term debt consists of the following:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006

6.625% Notes	$—	$—	$446,442
5% Notes	471,121	458,907	—
Commercial paper borrowings	186,388	82,075	97,854
Capital lease obligations	28,821	32,284	3,277
Other	31,769	19,469	33,796

Total debt	718,099	592,735	581,369
Less: current portion (a)	34,554	22,266	32,971

Long-term debt	$683,545	$570,469	$548,398

(a)	At June 30, 2007, consists primarily of foreign working capital lines of credit and obligation under capital leases.
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of the Company’s net investment in a foreign subsidiary.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The Company believes it is in compliance with such covenants as of June 30, 2007. Both Standard & Poor’s and Moody’s credit rating services have placed the Company’s ratings under review based on the 2007 outlook provided as part of its first quarter 2007 earnings release. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. The Company’s ability to obtain funding through its commercial paper program is subject to, among other things, the Company’s maintaining an investment-grade credit rating. At June 30, 2007, the Company had $186.8 million of commercial paper outstanding under the Agreement, which excludes an unamortized discount of $0.4 million. The commercial paper is classified as Long-term debt as the Company has the intent and ability to refinance the commercial paper on a long-term basis.
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2007, the committed credit facilities, commercial paper program and letter of credit facilities available to the Company were as follows:

		Outstanding	Letters of Credit
In thousands	Total Capacity	Borrowings	Issued	Available Capacity
Revolving credit facility and commercial paper program (a)	$750,000	$186,800	$—	$563,200
Letter of credit facility	400,000	—	295,700	104,300
Short-term borrowing facilities	186,800	30,800	14,500	141,500

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit. Outstanding borrowings consist of commercial paper.
10. COMMITMENTS AND CONTINGENCIES
On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, the Company entered into a new synthetic lease with a financial institution for a five–year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
The Company has not entered into any other off-balance sheet arrangements.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a materially adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 10 and 24 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K).
11. STREAMLINING INITIATIVES
On June 20th, the Company announced its long-term strategic plan and further details were provided at the Company’s July 11th Investor Conference (see Note 18 of Notes to the Condensed Consolidated Financial Statements). The major elements of the Company’s strategy are as follows:
- Realigning its organization into two new reporting segments: Direct Brands (comprised of our JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and other Company-owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- Conducting a review of strategic alternatives, including possible divestitures, discontinuation, or licensing, for the following brands: C & C CALIFORNIA, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, LAUNDRY BY DESIGN, MAC & JAC, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE and TINT; and
-Implementing and maintaining a more competitive cost structure: As the Company has announced, it expects that its structural realignment and other initiatives will yield annual cost savings of $100 million in 2008, and an additional $45 million in each of 2009 and 2010, totaling annual cost savings of $190 million by the end of fiscal 2010. The Company anticipates that these savings will be realized through the streamlining of corporate management, consolidation of organizational structures and fewer management layers in the Partnered Brands segment, cost rationalization in its supply chain and reduction in corporate overhead throughout the Company. As part of these efforts, in June 2007, the Company announced the elimination of various senior executive positions including its Group Presidents.
The above mentioned announcement followed the Company’s previous streamlining activities announced in 2006. From inception through June 30, 2007, the Company recorded $113.9 million ($71.3 million after-tax) related to this initiative, including $57.7 million of payroll and related costs, $15.1 million of lease termination costs, $33.1 million of fixed asset write-downs and disposals and $8.0 million of other costs. Approximately $33.1 million of these charges were non-cash.
For the six and three months ended June 30, 2007 and July 1, 2006, these expenses, primarily recorded in SG&A in the Condensed Consolidated Statements of Income, impacted business segments as follows:

	Six Month Ended		Three Months Ended
In thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Direct Brands	$5,899	$7,761	$5,899	$1,936
Partnered Brands	21,285	28,887	14,374	9,609

Total	$27,184	$36,648	$20,273	$11,545

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at December 30, 2006	$15,943	$5,525	$—	$111	$21,579
2007 provision	11,793	4,459	10,001	931	27,184
2007 fixed asset write-downs	—	—	(10,001)	—	(10,001)
Translation difference	272	47	—	14	333
2007 spending	(18,135)	(7,494)	—	(1,056)	(26,685)

Balance at June 30, 2007	$9,873	$2,537	$—	$—	$12,410

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. EARNINGS PER COMMON SHARE
The following is an analysis of the differences between basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Six Months Ended
	June 30, 2007			July 1, 2006
		Weighted	Net Income		Weighted	Net Income
In thousands, except per		Average	per Common		Average	per Common
common share data	Net Income	Shares	Share	Net Income	Shares	Share
Basic	$29,829	101,825	$0.29	$86,352	102,981	$0.84
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,153	—	—	1,416	(0.01)

Diluted	$29,829	102,978	$0.29	$86,352	104,397	$0.83

	Three Months Ended
	June 30, 2007			July 1, 2006
		Weighted	Net Income		Weighted	Net Income
In thousands, except per		Average	per Common		Average	per Common
common share data	Net Income	Shares	Share	Net Income	Shares	Share
Basic	$13,631	101,855	$0.13	$39,415	102,541	$0.38
Effect of dilutive securities:
Stock options and restricted stock grants	—	973	—	—	1,384	—

Diluted	$13,631	102,828	$0.13	$39,415	103,925	$0.38

Options to purchase 825,356 and 681,016 shares of common stock were outstanding as of June 30, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted EPS for the quarters then ended because such options were anti-dilutive.
13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the six months ended June 30, 2007, the Company made income tax payments of $43.5 million and interest payments of $8.0 million. During the six months ended July 1, 2006, the Company made income tax payments of $58.7 million and interest payments of $1.6 million.
14. SEGMENT REPORTING
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
form reportable segments, where applicable. As such the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES and SOUL.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in its 2006 Annual Report on Form 10-K. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Six Months Ended June 30, 2007
	Direct	Partnered
In thousands	Brands	Brands	Total
Total net sales	$979,671	$1,304,010	$2,283,681

% to total	42.9%	57.1%	100.0%

Total operating income	$79,984	$(10,285)	$69,699

% of sales	8.2%	(0.8)%	3.1%

	Six Months Ended July 1, 2006
	Direct	Partnered
In thousands	Brands	Brands	Total
Total net sales	$800,225	$1,496,015	$2,296,240

% to total	34.8%	65.2%	100.0%

Total operating income	$58,981	$93,177	$152,158

% of sales	7.4%	6.2%	6.6%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2007
	Direct	Partnered
In thousands	Brands	Brands	Total
Total net sales	$494,066	$636,636	$1,130,702

% to total	43.7%	56.3%	100.0%

Total operating income	$29,934	$882	$30,816

% of sales	6.1%	0.1%	2.7%

	Three Months Ended July 1, 2006
	Direct	Partnered
In thousands	Brands	Brands	Total
Total net sales	$393,710	$731,328	$1,125,038

% to total	35.0%	65.0%	100.0%

Total operating income	$26,346	$48,681	$75,027

% of sales	6.7%	6.7%	6.7%
In connection with the realignment of its segment reporting structure, the Company reclassified its segment assets on a preliminary basis as follows:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006
SEGMENT ASSETS
Direct Brands	$1,905,474	$1,749,588	$1,545,960
Partnered Brands	1,621,630	1,682,694	1,706,177
Corporate	44,844	63,486	6,845

Total assets	$3,571,948	$3,495,768	$3,258,982

GEOGRAPHIC DATA:

	Six Months Ended		Three Months Ended
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
In thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
NET SALES:
Domestic	$1,620,159	$1,669,381	$811,647	$819,613
International (including MEXX sales of $552,185, $518,739, $265,723, and $250,344, respectively)	663,522	626,859	319,055	305,425

Total net sales	$2,283,681	$2,296,240	$1,130,702	$1,125,038

OPERATING INCOME:
Domestic	$45,073	$133,552	$18,913	$61,023
International	24,626	18,606	11,903	14,004

Total operating income	$69,699	$152,158	$30,816	$75,027

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. DERIVATIVE INSTRUMENTS
At June 30, 2007, the Company had various Canadian currency collars outstanding with a notional amount of $1.2 million, maturing through October 2007 and with contract rates ranging between 1.1365 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 15.4 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 15.5 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. The Company had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and $7.5 million and 5.4 million Hong Kong dollars in Canadian currency collars and 372 million Hong Kong dollars in euro currency collars at July 1, 2006. At June 30, 2007, the Company also had forward contracts maturing through September 2008 to sell 15.9 million Canadian dollars for $14.2 million, to sell 16.0 million Canadian dollars for 111.2 million Hong Kong dollars and to sell 56.2 million euro for 577.4 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at June 30, 2007 was $102.2 million, as compared with $97.5 million at December 30, 2006 and $37.1 million at July 1, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $3.3 million at June 30, 2007, $1.6 million at December 30, 2006 and $1.7 million at July 1, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(0.7) million for the six months ended June 30, 2007. Approximately $(2.9) million in Accumulated other comprehensive income (loss) relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive income (loss) rather than recognized in current income in accordance with SFAS No. 52. The unrealized losses recorded to Cumulative translation adjustment were $12.1 million and $34.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively, and $7.3 million and $22.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively.
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
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the six months and three months ended June 30, 2007.

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
The Company has issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of June 30, 2007, the Company has not changed the terms of any outstanding awards.
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

	Six Months Ended
Binomial Lattice Valuation Assumptions:	June 30, 2007	July 1, 2006
Weighted-average fair value of options granted	$11.51	$9.56
Expected volatility	23.1% to 39.5%	23.1% to 39.5%
Weighted-average volatility	24.0%	24.4%
Expected term (in years)	4.7	4.4
Dividend yield	0.52%	0.61%
Risk-free rate	4.4% to 4.8%	4.4% to 4.8%
Expected annual forfeiture	12.0%	6.9%

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of award activity under the stock option plans as of June 30, 2007 and changes therein during the six month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 30, 2006	5,889,216	$32.58	5.8	$64,519
Granted	74,000	43.59
Exercised	(1,255,951)	28.02
Cancelled	(152,505)	38.31

Outstanding at June 30, 2007	4,554,760	33.82	5.5	$19,663

Vested or expected to vest at June 30, 2007	4,458,091	$33.66	5.4	$19,655

Exercisable at June 30, 2007	3,895,463	$32.58	5.3	$19,562

The total intrinsic value of options exercised during the six months ended June 30, 2007 and July 1, 2006 was $19.9 million and $13.8 million, respectively.
As of June 30, 2007, there were 659,297 stock options that were unvested. The weighted average grant date fair value per award for nonvested stock options was $11.31.
As of June 30, 2007, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options granted under stock option plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six month periods ended June 30, 2007 and July 1, 2006 was $16.3 million and $19.8 million, respectively.
Restricted Stock
A summary of award activity under the restricted stock plans as of June 30, 2007 and changes during the six month period are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Nonvested stock at December 30, 2006	1,718,493	$37.63
Granted	462,245	43.63
Vested	(344,784)	37.84
Cancelled	(193,862)	37.72

Nonvested stock at June 30, 2007	1,642,092	$39.26

Expected to vest as of June 30, 2007	1,152,394	$39.35

As of June 30, 2007, there was $24.9 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the six month periods ended June 30, 2007 and July 1, 2006 was $13.0 million and $2.2 million, respectively.
17. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 on its condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its condensed consolidated financial statements.
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
18. SUBSEQUENT EVENTS
STREAMLINING
On July 11, 2007, the Company announced its long-term growth plan, including plans to aggressively manage its cost structure and innovate its supply chain in order to enhance shareholder returns, to focus on brands with strong direct-to-consumer growth potential, as well as a refined group of wholesale-based brands with strong consumer franchises, and to conduct a review of strategic alternatives for 16 brands in its existing portfolio.
STOCK AWARDS
On July 13, 2007, the Compensation Committee of the Board of Directors approved the issuance of certain stock-based awards, including restricted stock units, to certain of its employees, including the Company’s executive officers, in accordance with the Company’s stockholder approved 2005 Stock Incentive Plan .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
In the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent our brand based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our operating segments to form reportable segments, where applicable. As such we now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands as well as our other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES and SOUL.
We also present our results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
Competitive Profile
We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple markets, distribution channels and geographies is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our results of operations. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of our retail stores and department store selling space, customer service and intellectual property protection. We believe that our size and global operating capabilities can enable us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world.
Consumers have migrated, and are continuing to migrate, away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and impacts of the ongoing retail industry consolidation and changes in the domestic department store business model, including the rise in private labels, have presented a multitude of challenges for us in the sector for a number of years. As our larger department store customers have been focusing on inventory productivity and product differentiation to gain competitive market share, improve natural margins, reduce their dependency on vendor margin support and improve cash flows, they have executed, and we believe will continue to execute, their buying activities very cautiously and conservatively. Over the past few years, this operating environment has adversely affected the results of our wholesale-based businesses.
Since 1999, we have acquired a number of brands in an effort to diversify our business across price points and channels and to decrease our dependence on the domestic department store channel. We have also diversified geographically, with our international operations representing 29.1% and 28.2% of total Company net sales for the six months and three months ended June 30, 2007, respectively. Also, we expanded our own retail business by increasing the number of doors in a variety of formats. As we expanded our brand portfolio, our management structure was based on channel and category management, and our reliance on the domestic department store channel remained significant.
After the appointment of Bill McComb as our CEO in November 2006, we initiated a review of our operations to assess options to best allocate our resources to those businesses with the maximum potential for growth in sales and earnings and to best evolve our multi-brand, multi-channel and multi-geography strategy on a going forward basis. On July 11, 2007, we announced the results of this review. The major elements of our strategy are as follows:
•	Reconfiguring our organization into two new reporting segments: Direct Brands (comprised of our JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and our other owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;

•	Narrowing our portfolio to a select group that we believe we can fully resource and develop into powerful, sustaining brands. As we have announced, we are conducting a review of strategic alternatives, including possible divestitures, discontinuation, or licensing, for the following brands: C & C CALIFORNIA, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, LAUNDRY BY DESIGN, MAC & JAC, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE and TINT;

•	Implementing and maintaining a more competitive cost structure: As we have announced, we expect that our structural realignment and other initiatives will yield annual cost savings of $100 million in 2008, and an additional $45 million in each of 2009 and 2010, totaling annual cost savings of $190 million by the end of fiscal 2010. We anticipate that these savings will be realized through the streamlining of corporate management, consolidation of organizational structures and fewer management layers in our Partnered Brands segment, cost rationalization in our supply chain and reduction in corporate overhead throughout the Company. As part of these efforts, in June 2007, we announced the elimination of various senior executive positions including our Group Presidents;

•	Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands; and

•	Developing best-in-class retail capabilities, and initiating investments to innovate our supply chain and accelerate the flow of goods to our stores in both retail and wholesale formats.
In summary, the measure of our success in the future will depend on our ability to execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture of our products on a competitive and efficient basis, and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Disclosure” below and in our 2006 Annual Report on Form 10-K, including, without limitation, those set forth under the heading “Item 1A – Risk Factors.”
Overall Results for the Six Months Ended June 30, 2007
Net Sales
Net sales for the first six months of 2007 were $2.284 billion, a decrease of $12.5 million (or 0.5%) when compared to net sales for the first six months of 2006, primarily due to decreases in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the inclusion of our recently acquired KATE SPADE brand. The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased sales by approximately $40.6 million during the first six months of 2007.
Gross Profit and Net Income
Gross profit as a percentage of net sales decreased to 47.1% in 2007 from 47.6% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support and an increased proportion of off-priced sales, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Overall net income decreased to $29.8 million in the first six months of 2007 from $86.4 million in 2006, primarily reflecting the impact of decreased sales in our Partnered Brands segment.
Balance Sheet
We ended the second quarter of 2007 with a net debt position of $607.4 million as compared to $471.2 million at the end of the second quarter of 2006. We generated $344.3 million in cash from operations over the past twelve months, which enabled us to fund $171.6 million of acquisition related payments, share repurchases of $124.1 million and capital expenditures of $175.4 million, while only increasing our net debt by $136.2 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $26.4 million.
International Operations
In the first six months of 2007, international sales represented 29.1% of our overall sales, as compared to 27.3% in the first six months of 2006. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased sales in the first six months of 2007 by $40.6 million. The strengthening of the Euro against the U.S. dollar has positively impacted the results in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Recent Acquisitions
On May 18, 2007, we acquired a 50 percent ownership of the Narciso Rodriguez Corporation “Narciso Rodriguez” including rights to the Narciso Rodriguez name and trademarks, entered into an exclusive license to operate the Narciso Rodriguez business worldwide, and formed a new company to develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. We believe the addition of Narciso Rodriguez provides considerable opportunity to build a broad business in the growing and profitable luxury designer category (a category in which we do not currently participate) that is sold in productive and partnership-oriented upscale retailers. On a preliminary basis, we allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business; $0.3 million to the value of the non-compete agreement; $0.6 million to the value of the beneficial lease and $4.9 million to goodwill. As we maintain control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On December 13, 2006, we acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. We believe the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides considerable opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, we allocated $68.2 million of purchase price to the value of trademarks and trade names associated with the business, $3.5 million to the value of customer relationships and $46.4 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, we acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million

Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. We allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
In connection with our acquisitions of Skylark Sport Marketing Corporation (“prAna”), we may be required to make contingent acquisition payments to the former owners in the range of $20-25 million. The ultimate amount of such payments is based on certain performance parameters of the company over a pre-determined time frame and will be accounted for as additional purchase price when paid.
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2006 measurement year is selected, the remaining contingent payment would be approximately $31-36 million. The contingent payment will be accounted for as additional purchase price when paid.
On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 28, 2005, we entered into an agreement to acquire the remaining 15 percent of Lucky Brand shares that were owned by the sellers of Lucky Brand for aggregate consideration of $65.0 million and a contingent payment for the final 2.25 percent based upon a multiple of Lucky Brand’s 2007 earnings. On January 16, 2007, January 17, 2006 and January 28, 2005, we paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. The excess of the amount paid over the related amount of minority interest has been recorded to goodwill. In January 2008, we will acquire 1.1 percent of the equity interest of Lucky Brand for a payment of $10.0 million. We recorded the present value of fixed amounts owed $9.6 million as an increase in Accrued expenses. As of June 30, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. In June 2008, we will acquire the remaining 2.25 percent minority share for an amount based on a multiple of Lucky Brand’s 2007 earnings, which management estimates will be in the range of $18-22 million.

RESULTS OF OPERATIONS
As discussed in the overview section above, in the second quarter of 2007, we have revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. Prior periods have been conformed to the current period’s presentation. We now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, EMMA JAMES, ENYCE, FIRST ISSUE, INTUITIONS, J.H. COLLECTIBLES, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TAPEMEASURE, TINT, TRIFARI, VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands as well as our other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES and SOUL.
A geographic basis based on selling location:
•	Domestic: wholesale customers, Company-owned specialty retail and outlet stores located in the United States and our e-commerce sites; and

•	International: wholesale customers and Company-owned an operated specialty retail, outlet and concession stores located outside of the United States, primarily in our European and Canadian operations.
All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JULY 1, 2006
The following table sets forth our operating results for the three months ended June 30, 2007 (comprised of 13 weeks) compared to the three months ended July 1, 2006 (comprised of 13 weeks):

	Three months ended		Variance
	June 30,	July 1,
Dollars in millions	2007	2006	$	%

Net Sales	$1,130.7	$1,125.0	$5.7	0.5%

Gross Profit	548.6	548.5	0.1	0.02%

Selling, general & administrative expenses	517.8	473.5	44.3	9.4%

Operating Income	30.8	75.0	(44.2)	(58.9%)

Other income (expense), net	0.3	(0.3)	0.6	200.0%

Interest expense, net	(9.8)	(8.6)	(1.2)	(14.0%)

Provision for income taxes	7.7	26.7	(19.0)	(71.2%)

Net Income	$13.6	$39.4	$(25.8)	(65.5%)

Net Sales
Net sales for the second quarter of 2007 were $1.131 billion, an increase of $5.7 million, or 0.5%, above net sales for the second quarter of 2006. The impact of foreign currency exchange rates in our international sales, primarily as a result of the strengthening of the Euro, increased net sales by approximately $18.1 million in the second quarter. Net sales results for our segments are provided below:
•	Direct Brands net sales were $494.1 million increasing $100.4 million, or 25.5%, reflecting the following:
•	Net sales for MEXX were $265.7 million, a 6.1% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $250.0 million, or flat as compared to the second quarter of 2006, primarily due to decreases in our MEXX Europe retail business, mostly offset by increases in our MEXX Canada retail business.
–	We ended the quarter with 135 specialty stores, 85 outlets and 306 concessions, reflecting the net addition over the last 12 months of 6 specialty retail, 3 outlet stores in Canada and 3 concession stores;

–	Average retail square footage in the second quarter was approximately 1.321 million square feet, a 4.2% increase compared to 2006;

–	Sales productivity was $108 per average square foot as compared to $113 for the second quarter of fiscal 2006;

–	Comparable store sales in our MEXX Company-owned stores decreased by 2.9% overall, primarily the result of a decrease in our MEXX Europe business, partly offset by an increase in our MEXX Canada business; and

–	A $15.7 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.
•	Net sales for LUCKY BRAND were $107.6 million, a 26.2% increase compared to 2006, primarily driven by increases in retail, wholesale apparel and wholesale non-apparel (including fragrance).
–	We ended the quarter with 147 specialty stores and 7 outlet stores, reflecting the net addition over the last 12 months of 31 specialty stores;

–	Average retail square footage in the second quarter was approximately 355 thousand square feet, a 28.0% increase compared to 2006;

–	Sales productivity was $145 per average square foot as compared to $153 for the second quarter of fiscal 2006; and

–	Comparable store sales in our Company-owned stores increased by 1.6% in the second quarter.
•	Net sales for JUICY COUTURE were $100.2 million, 72.4% compared to 2006, primarily driven by increases in retail, wholesale apparel and non-apparel (including fragrance).
–	We ended the quarter with 26 specialty stores and 13 outlet stores, reflecting the net addition over the last 12 months of 20 specialty stores and 9 outlet stores;

–	Average retail square footage in the second quarter was approximately 104 thousand square feet, a 457.0% increase compared to 2006;

–	Sales productivity was $246 per average square foot as compared to $326 for the second quarter of fiscal 2006 as the brand has evolved from a limited distribution to broader distribution; and

–	Comparable store sales in our Company-owned stores increased by 23.9% in the second quarter.
•	Net sales for KATE SPADE (acquired in December 2006) were $20.6 million.
–	We ended the quarter with 20 specialty retail stores, 4 outlet stores and our e-commerce direct sales business;

–	Average retail square footage in the second quarter was 52 thousand square feet; and

–	Sales productivity was $178 per average square foot for the second quarter of 2007.
Comparable Company-owned store sales are calculated as follows:
–	New stores become comparable after 15 full months of operations;

–	Closed stores become non-comparable when they begin final liquidation or no longer receive new merchandise, usually 1-3 months before closure;

–	A store that undergoes renovations and increases or decreases substantially in size as the result of renovations becomes non-comparable;

–	A store that is relocated, stays the same size and has no interruption of selling remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable; and

–	Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot are defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $636.6 million, a decrease of $94.7 million, or 12.9%, reflecting:
-	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share, improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment adversely affects our Partnered Brand segment which is reflected in reduced sales for the following brands: CURVE fragrance, LIZ CLAIBORNE, SIGRID OLSEN, FIRST ISSUE, LAUNDRY, ELLEN TRACY, VILLAGER and MONET. The sales decline also reflects the discontinuance of our CITY UNLTD. and CRAZY HORSE brands, partially offset by the addition of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands; and

-	The impact of foreign currency exchange rates increased sales by $2.4 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $8.0 million, or 1.0%, to $811.6 million, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased $13.7 million, or 4.5%, to $319.1 million primarily due to the $18.1 million impact of currency exchange rates on international sales as well as increases in our Canadian sales in our Direct Brands segment. Excluding the impact of currency exchange rates, sales declined by $4.4 million primarily due to a decline in our MEXX Europe retail business, mostly offset by increases in our MEXX Canada retail business.
Gross Profit
Gross profit in the second quarter of 2007 was $548.6 million, which is comparable to the second quarter of 2006. Gross profit as a percentage of net sales decreased to 48.5% in 2007 from 48.8% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support and an increased proportion of off-priced sales, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $11.7 million due to the impact of foreign currency exchange rates in our international businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased $44.3 million, or 9.4%, to $517.8 million in the second quarter of 2007 over the second quarter of 2006. The SG&A increase reflected the following:
•	The inclusion of $10.5 million of expenses from our acquisition KATE SPADE;
•	A $25.5 million increase primarily resulting from the retail expansion and marketing expenses including expenses associated with the expansion of our fragrance businesses, in our Direct Brands segment;
•	An $11.1 million increase due to the impact of foreign currency exchange rates in our international operations;
•	An increase of $11.3 million of expenses associated with our year over year streamlining initiatives; and
•	A net decrease of $14.1 associated with other SG&A items.
SG&A as a percent of net sales was 45.8%, compared to 42.1% in the second quarter of 2006, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.

Operating Income
Operating income for the second quarter of 2007 was $30.8 million, a decrease of $44.2 million, or 58.9%, compared to the second quarter of 2006. Operating income as a percent of net sales decreased to 2.7% in 2007 compared to 6.7% in 2006. The impact of foreign currency exchange rates in our international operations added $0.6 million to operating income for the quarter. Operating income by segment is provided below:
•	Direct Brands operating income was $29.9 million increasing $3.6 million, or 13.6%, as a result of growth in our JUICY COUTURE brand and expense control initiatives in our MEXX wholesale operations, partially offset by reduced income in our LUCKY BRAND operations as a result of expenses associated with brand building.

•	The Partnered Brands operating income was $0.9 million, a $47.8 million earnings decrease, or 98.2%, as a result of lower sales and increased retailer support as well as an increase in expenses associated with our streamlining initiatives.
On a geographic basis, Domestic operating income decreased by $42.1 million, or 69.0%, to $18.9 million. The Domestic decreases predominantly reflect reduced income in our domestic Partnered Brands segment partly offset by an increase in the domestic operations of our Direct Brands segment. International operating income decreased $2.1 million or 15.0% to $11.9 million. The international decrease reflected the decreased profitability in the Partnered Brands segment in both Canada and Europe, partially offset by increased profitability in both European and Canadian operations in our Direct Brands segment.
Other Income (Expense), Net
Other income (expense), net in the second quarter of 2007 was $0.3 million of income compared to $0.3 million of expense in the second quarter of 2006.
Interest Expense, Net
Net interest expense in the second quarter of 2007 was $9.8 million compared to $8.6 million in the second quarter of 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.
Provision for Income Taxes
The income tax rate in the second quarter of 2007 decreased to 36.1% from 40.4% in the second quarter of 2006, due to the impact of discrete tax items in both domestic and foreign tax jurisdictions in the second quarter of 2006.
Net Income
Net income in the second quarter of 2007 decreased to $13.6 million, or 1.2% of net sales, from $39.4 million in the second quarter of 2006, or 3.5% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.13 in 2007, from $0.38 in 2006, a 65.8% decrease.
Average diluted shares outstanding decreased by 1.1 million shares to 102.8 million in the second quarter of 2007 on a period-to-period basis, as a result of the repurchases of common shares and a decrease in the dilutive effect of outstanding stock awards, partially offset by the impact of stock option exercises.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JULY 1, 2006
The following table sets forth our operating results for the six months ended June 30, 2007 (comprised of 26 weeks) compared to the six months ended July 1, 2006 (comprised of 26 weeks):

	Six months ended		Variance
	June 30,	July 1,
Dollars in millions	2007	2006	$	%
Net Sales	$2,283.7	$2,296.2	$(12.5)	(0.5%)

Gross Profit	1,076.4	1,092.5	(16.1)	(1.5%)

Selling, general & administrative expenses	1,006.7	940.4	66.3	7.1%

Operating Income	69.7	152.1	(82.4)	(54.2%)

Other income (expense), net	(0.4)	3.1	(3.5)	(112.9%)

Interest expense, net	(18.4)	(15.7)	(2.7)	(17.2%)

Provision for income taxes	21.1	53.1	(32.0)	(60.3%)

Net Income	$29.8	$86.4	$(56.6)	(65.5%)
Net Sales
Net sales for the first half of 2007 were $2.284 billion, a decrease of $12.5 million, or 0.5%, compared to the first half of 2006, primarily driven by decreases in our Partnered Brands segment, mostly offset by increases in our Direct Brands segment including, the addition of $39.8 million from our KATE SPADE brand (acquired in December of 2006). The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased net sales by $40.6 million in the first half of 2007. Net sales results for our segments are provided below:
•	Direct Brands net sales were $979.7 million increasing $179.5 million, or 22.4%, reflecting the following:
-	Net sales for MEXX were $552.2 million, a 6.4% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $516.3 million, a decline of $2.4 million as compared to the first half of 2006, primarily due to decreases in our MEXX Europe retail business, mostly offset by increases in our MEXX Canada retail business.
–	Comparable store sales in our MEXX Company-owned stores decreased by 1.5% overall, primarily the result of a decrease in our MEXX Europe business, partly offset by an increase in our MEXX Canada business;

–	Average retail square footage in the first half of 2007 was approximately 1.308 million square feet, a 2.9% increase compared to 2006;

–	Sales productivity was $195 per average square foot as compared to $199 for the first half of fiscal 2006; and

–	A $35.9 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.
•	Net sales for LUCKY BRAND were $198.5 million, a 24.7% increase compared to 2006, primarily driven by increases in retail, wholesale apparel and wholesale non-apparel (including fragrance).
–	Average retail square footage in the first half of 2007 was approximately 351 thousand square feet, a 27.9% increase compared to 2006;

–	Sales productivity was $286 per average square foot as compared to $298 for the first half of fiscal 2006; and

–	Comparable store sales in our LUCKY BRAND Company-owned stores increased by 1.9% in the first half of 2007.

-	Net sales for JUICY COUTURE were $189.2 million, 54.8% compared to 2006, primarily driven by increases in retail, wholesale apparel and non-apparel (including fragrance).
–	Average retail square footage in the first half of 2007 was approximately 94 thousand square feet, a 433.6% increase compared to 2006;

–	Sales productivity was $489 per average square foot as compared to $579 for the first half of fiscal 2006 as the brand has evolved from a limited distribution to broader distribution; and

–	Comparable store sales in our Company-owned stores increased by 22.9% in the first half of 2007.
-	Net sales for KATE SPADE (acquired in December 2006) were $39.8 million.
–	Average retail square footage in the first half of 2007 was 51.6 thousand square feet.

–	Sales productivity was $327 per average square foot for the first half of 2007.
•	Partnered Brands net sales decreased $192.0 million, or 12.8%, to $1.304 billion reflecting:
-	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share, improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment adversely affects our Partnered Brand segment which is reflected in reduced sales for the following brands: CURVE fragrance, LIZ CLAIBORNE, SIGRID OLSEN, ELLEN TRACY and MONET. The sales decline also reflects the discontinuance of our CITY UNLTD. and CRAZY HORSE brands, partially offset by the addition of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands; and

-	The impact of foreign currency exchange rates increased sales by $4.5 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $49.2 million, or 2.9%, to $1.620 billion reflecting the declines in the domestic operations of our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased $36.7 million, or 5.8%, to $663.5 million primarily due to the $40.6 million impact of currency exchange rates on international sales as well as increases in the Canadian operations of our Direct Brands segment.
Gross Profit
Gross profit decreased $16.1 million, or 1.5%, to $1.076 billion in the first half of 2007 when compared to the first half of 2006. Gross profit as a percentage of net sales decreased to 47.1% in 2007 from 47.6% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support and an increased proportion of off-priced sales, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $24.4 million due to the impact of foreign currency exchange rates in our international businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $66.3 million, or 7.1%, to $1.007 billion in the first half of 2007 over the first half of 2006 and as a percent of net sales increased to 44.1% from 41.0%. The SG&A increase reflected the following:
•	The inclusion of $20.1 million of expenses from our acquisition of KATE SPADE;

•	A $46.0 million increase primarily resulting from the retail expansion and increased marketing expenses, including expenses associated with the expansion of our fragrance businesses, in our Direct Brands segment;

•	A $22.6 million increase due to the impact of foreign currency exchange rates, in our international operations; and

•	A net decrease of $22.4 associated with other SG&A items.
The SG&A rate primarily reflected increased expense rates in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.

Operating Income
Operating income for the first half of 2007 was $69.7 million, a decrease of $82.4 million, or 54.2%, compared to the first half of 2006. Operating income as a percent of net sales decreased to 3.1% in 2007 compared to 6.6% in 2006. The impact of foreign currency exchange rates in our international businesses added $2.3 million to operating income for the first half. Operating income by segment is provided below:
•	Direct Brands operating income was $80.0 million increasing $21.0 million, or 35.6%, as a result of growth in our JUICY COUTURE brand and expense control initiatives in our MEXX wholesale operations, partially offset by additional expenses due to our retail expansion activities, as well as reduced profits in our LUCKY BRAND operations as a result of expenses associated with brand building.

•	The Partnered Brands operating loss was $10.3 million, a $103.4 million earnings decrease, as a result of lower sales and increased retailer support.
On a geographic basis, Domestic operating income decreased by $88.4 million, or 66.3%, to $45.1 million. The Domestic decreases predominantly reflect reduced income in our domestic Partnered Brands segment partly offset by an increase in the domestic operations of our Direct Brands segment. International operating income increased $6.0 million, or 32.4%, to $24.6 million. The international increase reflected the increased profitability in our European and Canadian operations in our Direct Brands segment.
Other Income (Expense), Net
Other income (expense), net in the first half of 2007 was $0.4 million of expense compared to $3.1 million of income in the first half of 2006. In 2007, net other income (expense) was principally comprised of $0.2 million of foreign exchange losses, $0.6 million of minority interest expense and a $0.4 million realized gain from the sale of certain equity investments. In 2006, net other income (expense) was comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.6 million of minority interest expense.
Interest Expense, Net
Net interest expense in the first half of 2007 was $18.4 million compared to $15.7 million in the first half of 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $2.6 million and $1.8 million of interest income in first half of 2007 and 2006, respectively.
Provision for Income Taxes
The income tax rate in the first half of 2007 increased to 41.5% from 38.1% in the first half of 2006, due to the impact of discrete tax items in both domestic and foreign tax jurisdictions in the first quarter of 2007.
Net Income
Net income in the first half of 2007 decreased to $29.8 million, or 1.3% of net sales, from $86.4 million in the first half of 2006, or 3.8% of net sales. Diluted earnings per common share (“EPS”) decreased to $0.29 in 2007, from $0.83 in 2006, a 65.1% decrease.
Average diluted shares outstanding decreased by 1.4 million shares to 103.0 million in the first half of 2007 on a period-to-period basis, as a result of the repurchases of common shares, and a decrease in the dilutive effect of outstanding stock awards, partially offset by the impact of stock option exercises.
FORWARD OUTLOOK
Fiscal 2007
We are reaffirming the fiscal 2007 guidance we provided at our July 11, 2007 investor conference. We are projecting net sales to be flat to down low single digits compared to fiscal 2006, operating margin in the range of 6.5% to 6.8% and EPS in the range of $1.71 — $1.81.
It is important to note that this guidance includes the impact of expenses associated with our streamlining initiatives in the six months of 2007 (which amounted to $0.19 per share), but excludes additional streamlining and other expenses we expect to incur for the balance of the year. This guidance excludes the potential impact of any acquisition or divestiture. Foreign currency exchange rates are projected to have an immaterial impact on 2007 net sales and EPS.

Our 2007 capital expenditures, including shops, will be approximately $200 million, primarily focused on the expansion of our Direct Brands’s retail business where we plan to open approximately 115 retail stores worldwide.
The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to fund growth in our retail store expansion and our working capital requirements (primarily accounts receivable and inventory) and to invest in the technological upgrading of our distribution centers and information systems. We also require cash to fund payments related to our previous acquisitions. See “Commitments and Capital Expenditures”, below. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $250 million of our common stock for cash in open market purchases and privately negotiated transactions. As of July 20, 2007, we had $147.7 million remaining in buyback authorization under the share repurchase programs.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes that matured on August 7, 2006, which were originally issued on August 7, 2001 (see Note 9 of Notes to Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations. Both Standard & Poor’s and Moody’s credit rating services have placed our ratings under review based on the 2007 outlook provided as part of our first quarter 2007 earnings release.
2007 vs. 2006
Cash and Debt Balances. We ended the first half of 2007 with $110.7 million in cash and marketable securities, compared to $110.2 million at the end of the first half of 2006 and with $718.1 million of debt outstanding, compared to $581.4 million at the end of the first half of 2006. This $136.2 million increase in our net debt (total debt less cash, and marketable securities) position over the last twelve months is primarily attributable to $124.1 million in share repurchases, $175.4 million in capital and in-store expenditures, $171.6 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $26.4 million), partially offset by cash flow from operations for the last twelve months of $344.3 million. We ended the first half of 2007 with $2.105 billion in stockholders’ equity, giving us a total debt to total capital ratio of 25.4% at the end of the first half of 2007, compared to $2.130 billion in stockholders’ equity at year end 2006 with a total debt to capital ratio of 21.8% and $1.982 billion in stockholders’ equity at the end of the first half of 2006 with a total debt to total capital ratio of 22.7%.
Accounts Receivable decreased $25.4 million, or 4.8%, at June 30, 2007, compared to the end of the first half of 2006, primarily due to a $68.2 million reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to reduced sales, partially offset by increases in our the fragrance businesses of both our Direct Brands and Partnered Brands segments and the inclusion of $6.8 million of receivables from our acquired KATE SPADE brand and the impact of foreign currency exchange rates of $8.7 million primarily related to the strengthening of the euro. Accounts receivable decreased $1.3 million, or 0.3%, at June 30, 2007 compared to December 30, 2006, due primarily to a reduction in sales in our domestic operations.
Inventories increased $74.0 million, or 12.4% at the end of the first half of 2007 compared to the end of the first half of 2006, primarily due to a $27.6 million increase resulting from acquisitions and new the expansion of our Direct Brands segment, a $9.8 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses, as well as increases in our Partnered

Brands inventories primarily due to a change in the retailers’ fiscal calendar that resulted in a shift of wholesale shipments into the third quarter of 2007. Inventories increased by $78.4 million, or 13.2%, compared to December 30, 2006, primarily due to seasonal timing of wholesale shipments as well as increases resulting from foreign exchange rate fluctuations. Our average inventory turnover rate decreased slightly to 4.0 times for the twelve-month period ended June 30, 2007, as compared to 4.3 times for the twelve-month period ended December 30, 2006 and 4.3 times for the twelve-month period ended July 1, 2006.
Borrowings under our revolving credit facility and other credit facilities peaked at $289.3 million during the first half of 2007; at the end of the first half of 2007, our borrowings under these facilities were $217.6 million.
Net cash used in operating activities was $22.8 million in the first half of 2007, compared to $26.9 million provided by operating activities in the first half of 2006. This $49.7 million incremental use of cash was primarily due to a decrease in accrued restructuring, increased inventories and reduced net income, partially offset by changes in accounts receivable due to reduced shipments in our Partnered Brands segment.
Net cash used in investing activities was $107.5 million in the first half of 2007, compared to $214.1 million in 2006. Net cash used in the first half of 2007 primarily reflected $70.4 million for capital and in-store expenditures and $48.3 million in acquisition-related payments. Net cash used in the first half of 2006 primarily reflected $77.4 million for capital and in-store expenditures and $143.5 million in acquisition-related payments, partially offset by proceeds from the sale of certain equity investments.
Net cash provided by financing activities was $57.4 million in the first half of 2007, compared to $31.2 million used in financing activities in the first half of 2006. The $88.6 million year-over-year increase in cash provided primarily reflected a $50.0 million decrease in stock repurchases, $28.0 million increase in short-term borrowings, a $6.5 million increase in commercial paper and a $4.5 million increase in proceeds from the exercise of stock options.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $20-25 million. The contingent payments will be accounted for as additional purchase price when paid.
•	On January 16, 2007 and January 17, 2006, we purchased 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of Lucky Brand for a payment of $10.0 million each. The remaining 3.35 percent will be purchased as follows: 1.1 percent in January 2008 for $10.0 million and the final 2.25 percent in June 2008 at a price equal to the value of the sellers’ Lucky Brand shares based on a multiple of Lucky Brand’s 2007 earnings. We estimate that this final payment will be $18-22 million.

•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at our option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May of 2007 the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and an increase to goodwill. We estimate the remaining contingent payment would be approximately $31-36 million. The contingent payment will be accounted for as additional purchase price when paid.
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We estimate that the aggregate contingent payments will be in the range of approximately $10-12 million. The contingent payments will be accounted for as additional purchase price when paid.
Financing Arrangements
Long-term debt consists of the following:

	June 30,	December 30,	July 1,
In thousands	2007	2006	2006
6.625% Notes	$—	$—	$446,442
5% Notes	471,121	458,907	—
Commercial paper borrowings	186,388	82,075	97,854
Capital lease obligations	28,821	32,284	3,277
Other	31,769	19,469	33,796

Total debt	$718,099	$592,735	$581,369

On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. These Notes are designated as a hedge of our net investment in a foreign subsidiary.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. We believe we are in compliance with such covenants as of June 30, 2007. Both Standard & Poor’s and Moody’s credit rating services have placed our ratings under review based on the 2007 outlook provided as part of our first quarter 2007 earnings release. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. Our ability to obtain funding through its commercial paper program is subject to, among other things, our maintaining an investment-grade credit rating. At June 30, 2007, we had $186.8 million of commercial paper outstanding under the Agreement, which excludes an unamortized discount of $0.4 million. The commercial paper is classified as Long-term debt as we have the intent and ability to refinance the commercial paper on a long-term basis.
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
As of June 30, 2007, the committed credit facilities, commercial paper program and letter of credit facilities available to us were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity
Revolving credit facility and commercial paper program (a)	$750,000	$186,800	$—	$563,200
Letter of credit facility	400,000	—	295,700	104,300
Short-term borrowing facilities	186,800	30,800	14,500	141,500

(a)	Our $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit. Outstanding borrowings consist of commercial paper.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, we entered into a new synthetic lease with a financial institution for a five–year period, with payments totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
Hedging Activities
At June 30, 2007, we had various Canadian currency collars outstanding with a notional amount of $1.2 million, maturing through October 2007 and with contract rates ranging between 1.1365 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 15.4 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 15.5 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9339 and 10.2000 Hong Kong dollars per euro. We had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and $7.5 million and 5.4 million Hong Kong dollars in Canadian currency collars and 372 million Hong Kong dollars in euro currency collars at July 1, 2006. At June 30, 2007, we also had forward contracts maturing through September 2008 to sell 15.9 million Canadian dollars for $14.2 million, to sell 16.0 million Canadian dollars for 111.2 million Hong Kong dollars and to sell 56.2 million euro for 577.4 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at June 30, 2007 was $102.2 million, as compared with $97.5 million at December 30, 2006 and $37.1 million at July 1, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $3.3 million at June 30, 2007, $1.6 million at December 30, 2006 and $1.7 million at July 1, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(0.7) million for the six months ended June 30, 2007. Approximately $(2.9) million in Accumulated other comprehensive income (loss) relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive income (loss) rather than recognized in current income in accordance with SFAS No. 52. The unrealized losses recorded to Cumulative translation adjustment were $12.1 million and $34.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively, and $7.3 million and $22.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively.
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
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive income (loss) and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive income (loss) was not material for the six months and three months ended June 30, 2007.
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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. Changes in estimates may create volatility in our effective tax rate in future periods due to settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions or obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We establish the provisions based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.
Accounts Receivable – Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with our customers as well as historic deduction trends, net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories are stated at lower of cost (using the first-in, first-out method) or market value. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.
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
A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to the carrying values. We determine the fair value of our reporting units using the market approach as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit, determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and the fair value of the enterprise as determined in the first step and determining the magnitude of the goodwill impairment based upon a comparison of the fair value residual goodwill and the carrying value of goodwill of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then we must record an impairment loss equal to the difference. In connection with the change in our segment reporting structure, we have performed a preliminary fair value analysis of the carrying value of goodwill. The results of such evaluation indicated no impairment of the carrying value of goodwill has occurred, however, we expect to complete our annual goodwill impairment test in the third quarter of fiscal 2007.
The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment as mentioned above. Trademarks having definite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the six months ended June 30, 2007, there were no material adjustments to the carrying values of any long-lived assets resulting from these evaluations.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.
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
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.
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
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded to cumulative translation adjustment. We also use derivative instruments to hedge the changes in the fair value of debt due to fluctuations in interest rates. Changes in fair value is recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to fluctuations in interest rates.
Occasionally, we purchase short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A expenses in current period earnings.
Share-Based Compensation
On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based awards, including stock options as well as restricted stock. Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants prior to July 3, 2005. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our condensed consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year and recorded a cumulative effect charge to retained earnings of $10.5 million.
STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations or level of business for fiscal 2007, any fiscal quarter of 2007 or any other future period, including those herein under the heading “Forward Outlook” or otherwise, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “management expects,” “the Company believes,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Factors that could cause actual results to materially differ are also discussed in Item 1A “Risk Factors” included below.
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
We do not speculate on the future direction of interest rates. As of June 30, December 30, 2006 and July 1, 2006, our exposure to changing market rates was as follows:

Dollars in millions	June 30, 2007	December 30, 2006	July 1, 2006

Variable rate debt	$217.6	$100.6	$130.7
Average interest rate	5.30%	5.14%	5.0%
A ten percent change in the average rate would have resulted in a $0.5 million change in interest expense during the first half of 2007.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of June 30, 2007, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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
At June 30, 2007, December 30, 2006 and July 1, 2006, we had outstanding foreign currency collars with net notional amounts aggregating to $5.2 million, $17.5 million and $56 million, respectively. We had forward contracts aggregating to $102.2 million at June 30, 2007, $97.5 million at December 30, 2006 and $37.1 million at July 1, 2006. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $3.3 million at June 30, 2007, $1.6 million at December 30, 2006 and $1.7 million at July 1, 2006. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $11.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $10.5 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of
June 30, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	(Loss)

Forward Contracts:
Euro		577,376	0.0939 to 0.0996	$(2,246)
Canadian Dollars	$14,194		0.8702 to 0.9400	—
Canadian Dollars		111,171	0.1367 to 0.1482	(858)

Foreign Exchange Collar Contracts:
Euro		15,500	0.0980 to 0.1007	(69)
Canadian Dollars	$1,232		0.8403 to 0.8799	—
Canadian Dollars		15,403	0.1428 to 0.1527	(100)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		589,000	0.0973 to 0.1067	$(1,368)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		105,980	0.1480 to 0.1482	180

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(506)
Canadian Dollars	$8,659		0.8547 to 0.8925	—
Canadian Dollars		45,345	0.1454 to 0.1508	107
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of July 1, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	(Loss)

Forward Contracts:
Euro		178,250	0.0987 to 0.1084	$(361)
Canadian Dollars	$7,727		0.8579 to 0.8592	—
Canadian Dollars		50,021	0.1493 to 0.1502	—

Foreign Exchange Collar Contracts:
Euro		372,000	0.0991 to 0.1143	$(1,353)
Canadian Dollars	$7,533		0.8403 to 0.8917	—
Canadian Dollars		5,443	0.1468 to 0.1538	—
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows. (See Notes 10 and 24 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K).

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
ITEM 1A. RISK FACTORS
The following risk factors have been updated from those included in our 2006 Annual Report on Form 10-K to include risks associated with our long-term strategic plan.
Risks Associated with Our Recently Announced Long-Term Strategic Plan
Our ability to execute the long-term growth plan discussed during our investor conference on July 11, 2007 will depend on a variety of factors, including the following:
•	Risks relating to the reorganization of the Company into two new segments and the related realignment of the Company’s management structure;
•	Our ability to attract and retain talented, highly qualified executives and other key personnel to execute the plan;
•	Our ability to successfully execute on the strategic review of the brands we have designated for such review, including the risks associated with our having designated the appropriate brands for such review, the risks associated with retaining key personnel working for such brands, and risks associated with appropriately valuing the assets related to brands that may be identified for divestiture;
•	Risks associated with our operation and expansion of our specialty retail business, including the ability to successfully expand the specialty store base of our Direct Brands segment, the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix;
•	Risks associated with our ability to achieve greater collaboration with our wholesale customers and to improve results of our wholesale-based brands and the wholesale businesses of our Direct Brands; and
•	Our ability to achieve projected cost savings.
Risks Associated with Competition and the Marketplace
The apparel and related product markets are highly competitive, both within the United States and abroad. Our ability to compete successfully within the marketplace depends on a variety of factors, including:
•	The continuing challenging retail and macroeconomic environment, including the levels of consumer confidence and discretionary spending, and levels of customer traffic within department stores, malls and other shopping and selling environments, and a continuation of the deflationary trend for apparel products;
•	Our ability to successfully continue to evolve our supply chain system, including our product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands and the requirements of the projected growth of our retail-based Direct Brands segment;
•	Our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, across multiple product lines, shopping channels and geographies;
•	Our ability to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, including our ability to correctly balance the level of its fabric and/or merchandise commitments with actual customer orders;
•	Consumer and customer demand for, and acceptance and support of, our products (especially by our largest customers) which are in turn dependent, among other things, on product design, quality, value and service;
•	Risks associated with the possible failure of our unaffiliated manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with our policies regarding labor practices or applicable laws or regulations;
•	Our ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barrier to entry;
•	Risks associated with our dependence on sales to a limited number of large United States department store customers, including risks related to our ability to respond effectively to:

-	these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions);

-	these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives;

-	these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes;

-	these customers’ requirements for vendor margin support;

-	any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and

-	the effect that any potential consolidation among one or more of these larger customers, such as the merger between Federated Department Stores, Inc. and The May Department Store Company, might have on the foregoing and/or other risks;
•	Risks associated with maintaining and enhancing favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores; and
•	Risks associated with our operation and expansion of retail business, including the ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix.
Management and Employee Risks
•	Our ability to attract and retain talented, highly qualified executives and other key personnel, including in the areas of design, merchandising, sales, supply chain, marketing, production and systems;
•	Our ability to hire and train qualified retail management and associates;
•	Risks associated with any significant disruptions in our relationship with our employees, including union employees and any work stoppages by our employees, including union employees;
•	Risks associated with providing for the succession of senior management; and
•	Risks associated with realignment of responsibilities among the Company’s management team.
Economic, Social and Political Factors
Also impacting us and our operations are a variety of economic, social and political factors, including the following:
•	Risks associated with war, the threat of war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;
•	Changes in national and global microeconomic and macroeconomic conditions in the markets where we sell or source our products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages, fluctuations in foreign currency exchange rates, interest rates and stock market volatility and currency devaluations in countries in which we source product;
•	Changes in social, political, legal and other conditions affecting foreign operations;
•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;
•	Any significant disruption in our relationships with our suppliers, manufacturers as well as work stoppages by any of our suppliers or service providers;
•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns; and
•	Risks related to our ability to establish, defend and protect our trademarks and other proprietary rights and other risks relating to managing intellectual property issues.

Risks Associated with Acquisitions and New Product Lines and Markets
We have in the past and may from time to time acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate new product lines and markets, as well as acquisition candidates;
•	Risks that the new product lines or market activities may require methods of operations and marketing and financial strategies different from those employed in our other businesses, including risks associated with acquisitions with significant foreign operations. In addition, these businesses may involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;
•	Risks associated with selling our Liz & Co. and Concepts by Claiborne brands outside of better department stores;
•	Possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business;
•	Risks that projected or satisfactory level of sales, profits and/or return on investment for a new business will not be generated;
•	Risks involving our ability to retain and appropriately motivate key personnel of an acquired business;
•	Risks that expenditures required for capital items or working capital will be higher than anticipated;
•	Risks associated with unanticipated events and unknown or uncertain liabilities;
•	Uncertainties relating to our ability to successfully integrate acquired companies, maintain product licenses, or successfully launch new products and lines;
•	Certain new businesses may be lower margin businesses and may require us to achieve significant cost efficiencies; and
•	With respect to businesses where we act as licensee, the risks inherent in such transactions, including compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the six months ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate Dollar
				Total Number of	Value of Shares that
	Total Number		Average	Shares Purchased as	May Yet Be
	of Shares		Price	Part of Publicly	Purchased Under the
	Purchased		Paid Per	Announced Plans or	Plans or Programs
Period	(in thousands)		Share	Programs	(in thousands) (2)

December 31, 2006 - January 27, 2007	52.3	(1)	$44.08	—	$229,237
January 28, 2007 - March 3, 2007	—		—	—	229,237
March 4, 2007 - March 31, 2007	132.2	(1)	43.08	—	229,237
April 1, 2007 – April 28, 2007	0.1	(1)	43.80	—	229,237
April 29, 2007 – June 2, 2007	1,808.8	(1)	34.21	1,808.7	167,364
June 3, 2007 – June 30, 2007	547.6	(1)	35.87	547.5	147,724

Total 26 weeks ended June 30, 2007	2,541.0		$35.23	2,356.2	$147,724

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of June 30, 2007, the Company had $147.7 million remaining in buyback authorization under its program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2007 Annual Meeting of Stockholders held on May 17, 2007, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2007 (the number of affirmative votes cast was 88,205,998, the number of negative votes cast was 2,651,077 and the number of abstentions was 650,344); (ii) did not approve the stockholder proposal relating to a “majority vote” standard for Director elections (the number of affirmative votes cast was 38,211,098, the number of negative votes cast was 47,179,454 and the number of abstentions was 791,925); and (iii) elected the following nominees to the Company’s Board of Directors, to serve until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified:

	Votes
Nominee	For	Withheld

Raul J. Fernandez	72,090,971	19,416,448
Kenneth P. Kopelman	72,406,671	19,100,748
Arthur C. Martinez	75,033,755	16,473,664
The other directors, whose terms of office continued after the Annual Meeting, are: Bernard W. Aronson, Daniel A. Carp, Nancy J. Karch, Kay Koplovitz (Chair), William L. McComb, Oliver R. Sockwell and Paul E. Tierney, Jr.
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
DATE: July 31, 2007

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

	ANDREW WARREN		ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate
	(Principal financial officer)		Controller and Chief Accounting Officer
(Principal accounting officer)