Form 10-Q
period 2007-09-29
CLAIBORNE LIZ INC
filed 2007-10-30
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 29, 2007
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
Large accelerated filer  ☑                         Accelerated filer  ☐                         Non-accelerate d filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at October 19, 2007 was 99,482,986.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
September 29, 2007

		PAGE
		NUMBER
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 29, 2007 (Unaudited), December 30, 2006 and September 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Nine and Three Month Periods Ended September 29, 2007 (Unaudited) and September 30, 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 29, 2007 (Unaudited) and September 30, 2006 (Unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-51

Item 4.	Controls and Procedures	51

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	52-54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 5.	Other Information	55

Item 6.	Exhibits	55

SIGNATURES		56
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	September 29,	December 30,	September 30,
	2007	2006	2006

Assets
Current Assets:
Cash and cash equivalents	$111,634	$185,645	$99,940
Marketable securities	406	9,451	8,864
Accounts receivable — trade, net	663,197	499,012	735,387
Inventories, net	725,802	593,445	675,660
Deferred income taxes	91,396	60,627	67,393
Other current assets	155,165	121,937	130,951
Assets held for sale	19,360	—	—

Total current assets	1,766,960	1,470,117	1,718,195

Property and Equipment, Net	583,343	581,992	521,641
Goodwill, Net	1,041,723	1,007,859	966,678
Intangibles, Net	411,858	413,962	343,548
Other Assets	21,890	21,838	12,637

Total Assets	$3,825,774	$3,495,768	$3,562,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$455,852	$22,266	$55,935
Accounts payable	282,342	281,413	302,750
Accrued expenses	304,124	336,773	303,632
Income taxes payable	15,464	33,470	43,990

Total current liabilities	1,057,782	673,922	706,307

Long-Term Debt	520,749	570,469	677,171
Other Non-Current Liabilities	113,933	63,565	70,887
Deferred Income Taxes	71,821	54,571	63,809
Commitments and Contingencies (Note 11)
Minority Interest	3,510	3,260	2,970
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	293,636	249,573	226,562
Retained earnings	3,389,225	3,354,081	3,286,615
Accumulated other comprehensive loss	(41,340)	(56,156)	(43,758)

	3,817,958	3,723,935	3,645,856
Common stock in treasury, at cost 76,928,623, 73,281,103 and 74,346,643 shares	(1,759,979)	(1,593,954)	(1,604,301)

Total stockholders’ equity	2,057,979	2,129,981	2,041,555

Total Liabilities and Stockholders’ Equity	$3,825,774	$3,495,768	$3,562,699

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share data)
(Unaudited)

	Nine Months Ended		Three Months Ended

	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net Sales	$3,455,057	$3,499,283	$1,262,895	$1,313,848

Cost of goods sold	1,790,491	1,808,659	652,804	679,650

Gross Profit	1,664,566	1,690,624	610,091	634,198

Selling, general & administrative expenses	1,521,559	1,408,067	528,058	481,044

Trademark impairment	12,300	—	12,300	—

Operating Income	130,707	282,557	69,733	153,154

Other income (expense), net	(1,874)	3,080	(1,519)	24

Interest expense, net	(30,126)	(26,641)	(11,739)	(10,903)

Income Before Provision for Income Taxes	98,707	258,996	56,475	142,275

Provision for income taxes	41,303	96,225	23,569	51,907

Income from Continuing Operations	57,404	162,771	32,906	90,368

Income from discontinued operations, net of tax	7,944	18,751	2,613	4,802
Loss on disposal of discontinued operations, net of tax	(2,468)	—	(2,468)	—

Net Income	$62,880	$181,522	$33,051	$95,170

Earnings per Share:
Basic
Income from Continuing Operations	$0.57	$1.59	$0.33	$0.90
Net Income	$0.62	$1.77	$0.33	$0.94

Diluted
Income from Continuing Operations	$0.56	$1.57	$0.33	$0.88
Net Income	$0.62	$1.75	$0.33	$0.93

Weighted Average Shares, Basic	101,157	102,277	99,820	100,868
Weighted Average Shares, Diluted	102,219	103,726	100,700	102,384

Dividends Paid per Common Share	$0.17	$0.17	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	(39 Weeks)	(39 Weeks)
	September 29,	September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$62,880	$181,522
Adjustments to arrive at income from continuing operations	(5,476)	(18,751)

Income from continuing operations	57,404	162,771

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	114,808	100,915
Trademark impairment	12,300	—
Streamlining initiatives; asset write-down	19,052	13,244
Gain on sale of equity instrument	(364)	(3,583)
Deferred income taxes	9,478	(8,504)
Share-based compensation	16,746	19,192
Tax benefit on exercise of stock options	5,603	4,532
Other, net	(495)	(73)
Change in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(146,777)	(302,224)
Increase in inventories, net	(131,810)	(123,305)
Increase in other current and non-current assets	(6,421)	(13,033)
Increase in accounts payable	5,543	50,585
(Decrease) increase in accrued expenses	(43,513)	19,032
(Decrease) increase in income taxes payable	(23,123)	23,441
Net cash provided by operating activities of discontinued operations	5,702	18,982

Net cash used in operating activities	(105,867)	(38,028)

Cash Flows from Investing Activities:
Purchase of investment instruments	(40)	(107)
Sales of investment instruments	9,616	8,054
Purchases of property and equipment	(112,455)	(112,612)
Proceeds from sales of property and equipment	1,410	—
Purchases of new businesses and payment of related debt	(49,512)	(143,487)
Payments for in-store merchandise shops	(4,584)	(8,914)
Other, net	512	(465)
Net cash used in investing activities of discontinued operations	(3)	(39)

Net cash used in investing activities	(155,056)	(257,570)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In thousands)
(Unaudited)

Cash Flows from Financing Activities:
Short term borrowings, net	432,144	7,206
Principal payments under capital lease obligations	(4,288)	(2,524)
Commercial paper, net	(82,075)	232,466
Proceeds from exercise of common stock options	42,726	35,136
Purchase of common stock	(181,616)	(174,071)
Dividends paid	(17,102)	(17,394)
Excess tax benefits related to stock options	2,410	844
Proceeds from issuance of 5% euro Notes	—	445,099
Repayment of 6.625% euro Notes	—	(449,505)
Other, net	(1,076)	323

Net cash provided by financing activities	191,123	77,580

Effect of exchange rate changes on cash and cash equivalents	(4,211)	(10,569)

Net Change in Cash and Cash Equivalents	(74,011)	(228,587)
Cash and Cash Equivalents at Beginning of Period	185,645	328,527

Cash and Cash Equivalents at End of Period	$111,634	$99,940

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
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to form reportable segments, where applicable. As such, the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, FIRST ISSUE, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TINT, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES, SOUL and our licensed USHER fragrance.
In July 2007, the Company announced its long-term strategic plans, which included a strategic review and potential divestiture or closure of 16 of its brands. On September 13, 2007, the Company completed the first phase of such review by entering a definitive agreement to dispose certain assets of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. The transaction closed on October 4, 2007. Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets of the EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands have been segregated and reported as held for sale as of September 29, 2007 and the activities of such brands have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
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
Revenue Recognition
The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.
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
Accounts Receivable – Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with the Company’s customers, as well as historical deduction trends, net of expected recoveries and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
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
The fair values of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. Trademarks having finite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business.
The Company completed its annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment was recognized at that date as a result of such tests. However, as a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of such intangible asset related to its ELLEN TRACY brandname exceeded its estimated fair value.
Accordingly, the Company recorded a pretax charge of $12.3 million ($7.5 million after tax) to reduce the value of the Ellen Tracy trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows of the ELLEN TRACY brand. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended September 29, 2007 or September 30, 2006.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, actual results would likely be impacted.
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that the Company test for effectiveness at inception of each hedge and at the end of each reporting period.
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
Marketable Securities
Investments are stated at market value. The estimated fair value of marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recorded based on settlement dates. Unrealized gains and losses on securities held for sale are included in accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue.
Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Condensed Consolidated Statements of Income.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2007 and 2006 fiscal years each reflect a 52-week period resulting in a 13-week, three-month period for the third quarter.
Cash Dividend and Common Stock Repurchase
On June 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on September 17, 2007 to stockholders of record at the close of business on August 24, 2007. On May 18, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $250 million of its common stock for cash in open market purchases and privately negotiated transactions. As of October 19, 2007, the Company had $47.7 million remaining in buyback authorization under its share repurchase programs.
2. ACQUISITIONS
On May 18, 2007, the Company acquired a 50 percent ownership of the Narciso Rodriguez Corporation “Narciso Rodriguez” including rights to the Narciso Rodriguez name and trademarks, entered into an exclusive license to operate the Narciso Rodriguez business worldwide, and formed a new company to develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. The Company believes the addition of Narciso Rodriguez provides considerable opportunity to build a broad business in the growing and profitable luxury designer category (a category in which the Company did not previously participate) that is sold in productive and partnership-oriented upscale retailers. The Company allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business, $0.3 million to the value of the non-compete agreement, $0.6 million to the value of the beneficial lease and $4.9 million to goodwill. As the Company maintains control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On December 13, 2006, the Company acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. The Company believes the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides considerable opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, the Company allocated $74.9 million of purchase price to the value of trademarks and trade names associated with the business, $6.5 million to the value of customer relationships and $36.8 million to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity interest of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company utilizes various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method considers the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million has been allocated to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
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
On April 7, 2003, the Company acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. The payment was accounted for as additional purchase price and an increase to goodwill. The Company estimates that if the 2007 measurement year is selected, the remaining contingent payment would be approximately $45-50 million. The contingent payment will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5.0 million each. The Company recorded the present value of fixed amounts owed of $14.0 million in Accrued expenses and Other Non-Current Liabilities. As of September 29, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment will be based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $15-20 million and (ii) the 2011 payment will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment which the Company estimates will be in the range of $3-7 million.
3. DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. As of September 29, 2007 the Company recorded a pretax non-cash charge of $4,040 ($2,468 net of tax), to reflect the estimated difference between the carrying value of the assets sold and their estimated fair value, less costs to dispose. Estimated costs incurred in connection with the transaction are also included within loss on disposal of discontinued operations, net of tax on the accompanying Condensed Consolidated Statements of Income. The Company expects to record post closing adjustments related to the sale of such brands during the fourth quarter of 2007. Consideration for the sale is represented by a note maturing in February 2008 issued to the Company from the buyer. The Company has agreed to provide transition services to the buyer through the first quarter of 2008, to ensure a smooth transition for retailers, vendors and employees.
Summarized balance sheet data for discontinued operations are as follows:

September 29,
2007
Assets held for sale:
Inventories	$15,691
Intangible assets	3,669

Total assets held for sale	$19,360

Summarized statement of income data for discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$132,347	$166,467	$40,828	$55,662

Income before provision for income taxes	13,002	30,591	4,276	7,836
Provision for income taxes	5,058	11,840	1,663	3,034

Income from discontinued operations, net of tax	$7,944	$18,751	$2,613	$4,802

4. STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 29, 2007 and September 30, 2006 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost

Balance as of December 30, 2006	$249,573	$3,354,081	$(1,593,954)
Net income	—	62,880	—
Cumulative impact of change in accounting for income tax uncertainty	—	(10,494)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(9,356)	—	1,618
Purchase of common stock	—	—	(181,616)
Stock options exercised	28,660	—	13,973
Share-based compensation	16,746	—	—
Tax benefit on stock options exercised	5,603	—	—
Excess tax benefits related to stock options	2,410	—	—
Dividends declared	—	(17,242)	—

Balance as of September 29, 2007	$293,636	$3,389,225	$(1,759,979)

Comprehensive income is comprised of net income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains and losses on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive income for interim periods was as follows:

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
In thousands	September 29, 2007	September 30, 2006
Net income	$62,880	$181,522
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	55,082	24,168
Change in cumulative translation adjustment on Eurobonds	(36,004)	(33,303)
Changes in unrealized gains on available-for-sale securities, net of income tax provision of $(187) and $(781), respectively	325	1,369
Reclassification of holding gains on available-for-sale securities, net of income tax provision of $133 and $1,290, respectively	(231)	(2,293)
Changes in fair value of cash flow hedges, net of income tax benefit (provision) of $626 and $(40), respectively	(4,356)	39

Total comprehensive income, net of tax	$77,696	$171,502

Accumulated other comprehensive loss consists of the following:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
Cumulative translation adjustment	$(36,193)	$(55,271)	$(43,684)
Unrealized losses on available-for-sale securities, net of taxes of $46, $99 and $264, respectively	(48)	(142)	(490)
Unrealized losses on cash flow hedging derivatives, net of taxes of $1,121, $495 and $(247), respectively	(5,099)	(743)	416

Accumulated other comprehensive loss, net of tax	$(41,340)	$(56,156)	$(43,758)

5. MARKETABLE SECURITIES
In May 2007, the Company sold 69,419 shares of an equity index mutual fund, which was previously considered available-for-sale, for total proceeds of $9.6 million and a realized gain of $0.4 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to other income (expense), net upon the sale of the securities.
In March 2006, the Company sold 341,246 shares of certain equity investments, which were previously considered available-for-sale, for total proceeds of $8.1 million and a realized gain of $3.6 million. Amounts previously recognized in Accumulated other comprehensive income (loss) were reclassified to other income (expense), net upon the sale of the securities.
The following is a summary of available-for-sale marketable securities at September 29, 2007, December 30, 2006 and September 30, 2006:

			Unrealized	Estimated
In thousands		Cost	Losses	Fair Value
September 29, 2007:	Other investments	$477	$(71)	$406

	Total	$477	$(71)	$406

December 30, 2006:	Equity investments	$9,212	$(186)	$9,026
	Other investments	458	(33)	425

	Total	$9,670	$(219)	$9,451

September 30, 2006:	Equity investments	$9,166	$(705)	$8,461
	Other investments	451	(48)	403

	Total	$9,617	$(753)	$8,864

For the nine months ended September 29, 2007 and September 30, 2006, there were realized gains of $364 and $3,583, respectively, on available-for-sale securities. For the three months ended September 29, 2007 and September 30, 2006, there were no realized gains or losses on sales of available-for-sale securities. The net adjustments to unrealized holding gains on available-for-sale securities for the nine months ended September 29, 2007 and September 30, 2006 were $325 (net of $(187) in taxes) and $1,369 (net of $(781) in taxes), respectively, which were included in Accumulated other comprehensive loss. The net adjustments to unrealized holding gains (losses) on available-for-sale securities for the three months ended September 29, 2007 and September 30, 2006 were $(16) (net of $8 in taxes) and $291 (net of $164 in taxes), respectively, which were included in Accumulated other comprehensive loss.
6. INVENTORIES, NET
Inventories consist of the following:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
Raw materials	$35,734	$34,521	$30,342
Work in process	19,121	13,566	17,866
Finished goods	670,947	545,358	627,452

Total inventories, net	$725,802	$593,445	$675,660

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
Land and buildings	$136,042	$141,451	$142,384
Machinery and equipment	442,148	407,511	381,690
Furniture and fixtures	294,894	276,685	250,640
Leasehold improvements	519,423	460,784	443,139

	1,392,507	1,286,431	1,217,853
Less: Accumulated depreciation and amortization	809,164	704,439	696,212

Total property and equipment, net	$583,343	$581,992	$521,641

Depreciation and amortization expense on property and equipment for the nine months ended September 29, 2007 and September 30, 2006, including property and equipment under capital leases, was $97.9 million and $84.4 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended September 29, 2007 and September 30, 2006, including property and equipment under capital leases, was $30.1 million and $29.0 million, respectively. Machinery and Equipment under capital leases amounted to $48.2 million, $50.7 million and $19.4 million as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively. Depreciation expense on property and equipment under capital leases for the nine months ended September 29, 2007 and September 30, 2006 was $5.5 million and $4.0 million, respectively and $1.7 million and $1.4 million for the three months ended September 29, 2007 and September 30, 2006, respectively.
8. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	September 29,	December 30,	September 30,
In thousands	Period	2007	2006	2006
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$34,589	$32,449	$32,449
Owned trademarks	13 years	16,501	7,600	7,600
Customer relationships	13 years	52,637	49,351	46,082
Merchandising rights	4 years	54,904	57,695	54,131

Subtotal	10 years	158,631	147,095	140,262

Accumulated Amortization:
Licensed trademarks		(16,343)	(14,330)	(13,484)
Owned trademarks		(1,503)	(752)	(657)
Customer relationships		(10,139)	(6,800)	(5,840)
Merchandising rights		(31,949)	(29,563)	(27,185)

Subtotal		(59,934)	(51,445)	(47,166)

Net:
Licensed trademarks		18,246	18,119	18,965
Owned trademarks		14,998	6,848	6,943
Customer relationships		42,498	42,551	40,242
Merchandising rights		22,955	28,132	26,946

Total amortized intangible assets, net		98,697	95,650	93,096

Unamortized intangible assets:
Owned trademarks(a)		313,161	318,312	250,452

Total intangible assets		$411,858	$413,962	$343,548

(a)	The balance at September 29, 2007 reflects a non-cash impairment charge of $12.3 million recorded within the Company’s Partnered Brands segment (see Note 1 – Basis of Presentation).

The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2007	$20.6
2008	19.1
2009	16.2
2010	11.4
2011	9.4
Excluding the $12.3 million impairment charge above, amortization expense of intangible assets was $15.1 million and $14.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively and $5.4 million and $4.7 million for the three months ended September 29, 2007 and September 30, 2006, respectively. The Company reclassified its segment goodwill to conform with its new segment reporting structure, which is discussed in Note 1 – Basis of Presentation. The changes in carrying amount of goodwill for the nine months ended September 29, 2007 are as follows:

	Direct	Partnered
In thousands	Brands	Brands	Total
Balance as of December 30, 2006	$560,764	$447,095	$1,007,859
Acquisition of Narciso Rodriguez	—	4,940	4,940
Additional purchase price – Juicy Couture	19,882	—	19,882
Additional purchase price – Lucky Brand	4,087	—	4,087
Kate Spade working capital adjustment	1,662	—	1,662
Kate Spade purchase price allocation	(9,567)	—	(9,567)
Other	—	(210)	(210)
Translation difference	13,070	—	13,070

Balance as of September 29, 2007	$589,898	$451,825	$1,041,723

9. INCOME TAXES
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes recognition threshold and measurement attributes for financial statement disclosure of tax positions on the income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has more than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
During the nine and three months ended September 29, 2007, the Company recognized $1.5 and $0.5 million, respectively, of interest and penalties related to unrecognized tax benefits in taxes payable and provision for income taxes. As of December 30, 2006, the last day of the 2006 fiscal year, the Company accrued interest and penalties related to uncertain tax positions in taxes payable and provision for income taxes of approximately $2.7 million for open tax years in US Federal, state, local and foreign jurisdictions. Upon adoption of FIN 48, the Company increased its accrual for interest and penalties to $9.1 million. At September 29, 2007, the accrual for interest and penalties was $10.6 million.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax years 2003 through

2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and prior. The Company expects to settle its 2003 Federal audit within the next 12 months.
During the nine months ended September 29, 2007, the Company established a $0.6 million valuation allowance against the net operating loss carry-forward of a foreign subsidiary.
10. DEBT
Long-term debt consists of the following:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
5% Notes	$495,153	$458,907	$441,270
Revolving credit facility and commercial paper program	394,600	82,075	232,466
Capital lease obligations	29,787	32,284	2,601
Other (a)	57,061	19,469	56,769

Total debt	976,601	592,735	733,106
Less: current portion (b)	455,852	22,266	55,935

Long-term debt	$520,749	$570,469	$677,171

(a)	At September 29, 2007, the balance consists primarily of amounts outstanding under working capital lines of credit.

(b)	At September 29, 2007, the balance consists primarily of borrowings under the revolving credit facility, working capital lines of credit and obligations under capital leases.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The Company believes it is in compliance with such covenants as of September 29, 2007. Both Standard & Poor’s (“S&P”) and Moody’s credit rating services placed the Company’s ratings under review in May 2007 based on the 2007 outlook provided as part of its first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review and lowered the Company’s senior unsecured debt rating to Baa3 from Baa2 and its commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review and affirmed the Company’s BBB unsecured debt rating and lowered the Company’s commercial paper rating to A-3 from A-2. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. At September 29, 2007, the Company had $394.6 million of borrowings outstanding under the Agreement.
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. During the third quarter of 2007, Moody’s lowered the rating to Baa3 and S&P affirmed the BBB rating. These Notes are designated as a hedge of the Company’s net investment in a foreign subsidiary.

On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 11 – Commitments and Contingencies).
As of September 29, 2007, the committed credit facilities, commercial paper program and letter of credit facilities available to the Company were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity
Revolving credit facility and commercial paper program (a)	$750,000	$394,600	$—	$355,400
Letter of credit facility	400,000	—	245,936	154,064
Short-term borrowing facilities	195,381	56,112	10,992	128,277

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
11. COMMITMENTS AND CONTINGENCIES
On May 22, 2001, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, the Company entered into a new synthetic lease with a financial institution for a five–year period, totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
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
12. STREAMLINING INITIATIVES
On June 20, 2007, the Company announced its long-term strategic plan and further details were provided at the Company’s July 11th Investor Conference. The major elements of the Company’s strategy are as follows:
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

- Conducting a review of strategic alternatives, including possible divestitures, discontinuation or licensing of sixteen of our brands:
- On October 4, 2007, the Company completed the sale of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. The Company also announced the consolidation of its TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and the closure of its FIRST ISSUE brand, each of which is anticipated to occur at the end of the fourth quarter of 2007 delivery period.
- The remaining brands currently under review are: C & C CALIFORNIA, DANA BUCHMAN, ELLEN TRACY, ENYCE, KENSIE, LAUNDRY BY DESIGN, MAC & JAC, prAna, and SIGRID OLSEN.
- Implementing and maintaining a more competitive cost structure: The Company has accelerated its structural realignment and other initiatives and is currently anticipating annual cost savings of $150 million in 2008, an additional $70 million in 2009 and $45 million in 2010, totaling $265 million by the end of fiscal 2010. The Company anticipates that these savings will be realized through staff reductions of approximately 800, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
The above mentioned announcement followed the Company’s streamlining activities previously announced in 2006. From inception through September 29, 2007, the Company recorded $135.5 million ($85.1 million after-tax) related to this initiative, including $70.1 million of payroll and related costs, $19.8 million of lease termination costs, $36.9 million of fixed asset write-downs and disposals and $8.7 million of other costs. Approximately $37 million of these charges were non-cash. The Company expects to pay substantially all accrued streamlining costs by the end of the first quarter of 2008.
For the nine and three months ended September 29, 2007 and September 30, 2006, these expenses, primarily recorded in SG&A in the Condensed Consolidated Statements of Income, impacted business segments as follows:

	Nine Months Ended		Three Months Ended
	September 29,	September 30,	September 29,	September 30,
In thousands	2007	2006	2007	2006
Direct Brands	$13,810	$15,132	$7,910	$7,370
Partnered Brands	34,991	34,456	13,707	5,570

Total	$48,801	$49,588	$21,617	$12,940

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total
Balance at December 30, 2006	$15,943	$5,525	$—	$111	$21,579
2007 provision	24,174	9,198	13,760	1,669	48,801
2007 fixed asset write-downs	—	—	(13,760)	—	(13,760)
Translation difference	408	153	—	17	578
2007 spending	(31,742)	(11,241)	—	(1,797)	(44,780)

Balance at September 29, 2007	$8,783	$3,635	$—	$—	$12,418

13. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
	September 29,	September 30,	September 29,	September 30,
In thousands	2007	2006	2007	2006
Income from continuing operations	$57,404	$162,771	$32,906	$90,368
Income from discontinued operations, net of tax	7,944	18,751	2,613	4,802
Loss on disposal of discontinued operations, net of tax	(2,468)	—	(2,468)	—

Net income	$62,880	$181,522	$33,051	$95,170

Basic weighted average shares outstanding	101,157	102,277	99,820	100,868
Stock options and restricted stock grants(a)(b)	1,062	1,449	880	1,516

Diluted weighted average shares outstanding	102,219	103,726	100,700	102,384

Earnings per share:
Basic
Income from continuing operations	$0.57	$1.59	$0.33	$0.90
Income from discontinued operations	0.07	0.18	0.02	0.04
Loss on disposal of discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.62	$1.77	$0.33	$0.94

Diluted
Income from continuing operations	$0.56	$1.57	$0.33	$0.88
Income from discontinued operations	0.08	0.18	0.02	0.05
Loss on disposal of discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.62	$1.75	$0.33	$0.93

(a)	Options to purchase 3,321,661 and 2,472,503 shares of common stock were outstanding as of September 29, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted EPS for the three and nine month periods then ended because such options were anti-dilutive.

(b)	For 2007, excludes restricted stock for which the performance period has not yet lapsed and criteria have not yet been achieved.
14. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the nine months ended September 29, 2007, the Company made income tax payments of $52.3 million and interest payments of $38.6 million. During the nine months ended September 30, 2006, the Company made income tax payments of $87.4 million and interest payments of $33.5 million.
15. SEGMENT REPORTING
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to form reportable segments, where applicable. As such, the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, FIRST ISSUE, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TINT, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES, SOUL and our licensed USHER fragrance.
In July 2007, the Company announced its long-term strategic plans, which included a strategic review and potential divestiture or closure of 16 of its brands. On September 13, 2007, the Company completed the first phase of such review by entering a definitive agreement to dispose certain assets of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. The transaction closed on October 4, 2007. Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets of the EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands have been segregated and reported as held for sale as of September 29, 2007 and the activities of such brands previously included in the Partnered Brands Segment have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
The Company also announced the consolidation of its TINT and STAMP 10 brands into its AXCESS and LIZ & CO. brands, respectively and the closure of its FIRST ISSUE brand, which is anticipated to occur at the end of the fourth quarter of 2007 delivery period.
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

	Nine Months Ended
	September 29, 2007			September 30, 2006
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total
Total net sales	$1,608,376	$1,846,681	$3,455,057	$1,332,965	$2,166,318	$3,499,283

% to total	46.6%	53.4%	100.0%	38.1%	61.9%	100.0%

Total operating income(a)	$166,871	$(36,164)	$130,707	$141,752	$140,805	$282,557

% of sales	10.4%	(2.0% )	3.8%	10.6%	6.5%	8.1%

	Three Months Ended
	September 29, 2007			September 30, 2006
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total
Total net sales	$628,705	$634,190	$1,262,895	$532,742	$781,106	$1,313,848

% to total	49.8%	50.2%	100.0%	40.5%	59.5%	100.0%

Total operating income(a)	$87,046	$(17,313)	$69,733	$82,772	$70,382	$153,154

% of sales	13.8%	(2.7% )	5.5%	15.5%	9.0%	11.7%

(a)	The Partnered Brands operating loss includes a pre-tax, non-cash impairment charge of $12.3 million related to the Company’s Ellen Tracy trademark (see Note 1 – Basis of Presentation).
In connection with the realignment of its segment reporting structure, the Company reclassified its segment assets as follows:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
SEGMENT ASSETS
Direct Brands	$1,941,682	$1,622,205	$1,702,408
Partnered Brands	1,824,785	1,810,077	1,857,317
Corporate	39,947	63,486	2,974

Assets of continuing operations	3,806,414	3,495,768	3,562,699
Assets of discontinued operations	19,360	—	—

Total Assets	$3,825,774	$3,495,768	$3,562,699

GEOGRAPHIC DATA:

	Nine Months Ended		Three Months Ended
	(39 Weeks)	(39 Weeks )	(13 Weeks)	(13 Weeks)
	September 29,	September 30,	September 29,	September 30,
In thousands	2007	2006	2007	2006
NET SALES:
Domestic	$2,366,461	$2,465,153	$842,673	$906,576
International (including MEXX sales of $917,636, $862,658, $365,451 and $343,919, respectively)	1,088,596	1,034,130	420,222	407,272

Total net sales	$3,455,057	$3,499,283	$1,262,895	$1,313,848

OPERATING INCOME:
Domestic	$62,328	$215,903	$25,981	$105,105
International	68,379	66,654	43,752	48,049

Total operating income	$130,707	$282,557	$69,733	$153,154

16. DERIVATIVE INSTRUMENTS
At September 29, 2007, the Company had various Canadian currency collars outstanding with a notional amount of $3.3 million, maturing through March 2008 and with contract rates ranging between 1.0030 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 15.4 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 7.8 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9685 and 10.2000 Hong Kong dollars per euro. The Company had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and 5.3 million and 24.9 million Hong Kong dollars in Canadian currency collars and 201.5 million Hong Kong dollars in euro currency collars at September 30, 2006. At September 29, 2007, the Company also had forward contracts maturing through December 2008 to sell 9.5 million Canadian dollars for $8.8 million, to sell 13.1 million Canadian dollars for 95.5 million Hong Kong dollars and to sell 72.0 million euro for 759.5 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at September 29, 2007 was $118.8 million, as compared with $97.5 million at December 30, 2006 and $49.5 million at September 30, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $(6.1) million at September 29, 2007, $(1.6) million at December 30, 2006 and a gain of $0.3 million at September 30, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(1.5) million for the nine months ended September 29, 2007. Approximately $(5.1) million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income in accordance with SFAS No. 52. The unrealized gains (losses) recorded to Cumulative translation adjustment were $(36.2) million and $(33.3) million for the nine months ended September 29, 2007 and September 30, 2006, respectively and $(24.0) million and $1.0 million for the three months ended September 29, 2007 and September 30, 2006, respectively.
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
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 — Debt of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the nine months and three months ended September 29, 2007.
17. SHARE-BASED COMPENSATION
Since July 3, 2005, the Company has recognized the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its share-based compensation plans. The Company’s policy is to grant all employee stock options at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in periods prior to the adoption of SFAS 123(R).
The Company has issued stock options and restricted shares to employees under share-based compensation plans. Stock options are issued at the current market price, subject to a three-year vesting period with a contractual term of 7-10 years. As of September 29, 2007, the Company has not changed the terms of any outstanding awards.
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

	Nine Months Ended
Binomial Lattice Valuation Assumptions:	September 29, 2007	September 30, 2006
Weighted-average fair value of options granted	$10.24	$9.60
Expected volatility	25.3% to 37.6%	23.1% to 39.5%
Weighted-average volatility	25.7%	24.4%
Expected term (in years)	4.5	4.4
Dividend yield	0.61%	0.61%
Risk-free rate	4.8% to 5.2%	4.4% to 4.8%
Expected annual forfeiture	10.19%	7.05%
Stock Options
A summary of award activity under the stock option plans as of September 29, 2007 and changes therein during the nine month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 30, 2006	5,889,216	$32.58	5.8	$64,519
Granted	794,440	37.14
Exercised	(1,534,237)	27.79
Cancelled	(291,945)	38.30

Outstanding at September 29, 2007	4,857,474	34.49	5.49	$11,679

Vested or expected to vest at September 29, 2007	4,641,237	$34.33	5.44	$11,667

Exercisable at September 29, 2007	3,527,347	$32.91	5.20	$11,645

The total intrinsic value of options exercised during the nine months ended September 29, 2007 and September 30, 2006 was $22.3 million and $15.3 million, respectively.
As of September 29, 2007, there were 1,330,127 stock options that were unvested. The weighted average grant date fair value per award for nonvested stock options was $10.62.
As of September 29, 2007, there was $10.0 million of total unrecognized compensation cost related to nonvested stock options granted under stock option plans. That expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the nine month periods ended September 29, 2007 and September 30, 2006 was $16.8 million and $20.7 million, respectively.

Restricted Stock
A summary of award activity under the restricted stock plans as of September 29, 2007 and changes during the nine month period are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Nonvested stock at December 30, 2006	1,718,493	$37.63
Granted (a)	762,652	40.63
Vested (b)	(347,062)	37.85
Cancelled	(337,795)	38.10

Nonvested stock at September 29, 2007	1,796,288	$38.77

Expected to vest as of September 29, 2007	1,432,413	$38.76

(a)	In the third quarter of 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.

(b)	Includes shares whose vesting was accelerated due to involuntary termination.
As of September 29, 2007, there was $29.8 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.03 years. The total fair value of shares vested during the nine month periods ended September 29, 2007 and September 30, 2006 was $13.1 million and $2.2 million, respectively.
18. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.
19. SUBSEQUENT EVENT
As discussed in Note 1, on October 4, 2007, the Company completed the previously announced sale of four brands under strategic review — EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE. The Company has agreed to provide transition services to the buyer to ensure a smooth transition for retailers, vendors and employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
In the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent our brand based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our operating segments to form reportable segments, where applicable. As such, we now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, FIRST ISSUE, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TINT, TRIFARI, VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands as well as our other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES SOUL and our licensed USHER fragrance.
In July 2007, we announced our long-term strategic plans, which included a strategic review and potential divestiture or closure of 16 of our brands. On October 4, 2007, we completed the previously announced sale of certain assets of four brands under strategic review — EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE. The results of these brands previously included in the Partnered Brand Segment have been segregated and reported as discontinued operations for all periods presented (see Note 3 to the Condensed Consolidated Financial Statements).
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
Since 1999, we have acquired a number of brands in an effort to diversify our business across price points and channels and to decrease our dependence on the domestic department store channel. We have also diversified geographically, with our international operations representing 31.5% and 33.3% of total Company net sales for the nine months and three months ended September 29, 2007, respectively. Also, we expanded our own retail business by increasing the number of doors in a variety of formats. As we expanded our brand portfolio, our management structure was based on channel and category management, and our reliance on the domestic department store channel remained significant.
After the appointment of our new CEO in November 2006, we initiated a review of our operations to assess options to best allocate our resources to those businesses with the maximum potential for growth in sales and earnings and to best evolve our multi-brand, multi-channel and multi-geography strategy on a going forward basis. On July 11, 2007, we announced the results of this review. The major elements of our strategy are as follows:
•	Reconfiguring our organization into two new reporting segments: Direct Brands (comprised of our JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and our other owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;
•	Narrowing our portfolio to a select group that we believe we can fully resource and develop into powerful, sustaining brands. On October 4, 2007, we completed the sale of our EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES AND TAPEMEASURE brands. We also announced the consolidation of our TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and the closure of our FIRST ISSUE brand, each of which is anticipated to occur at the end of the fourth quarter of 2007 delivery period.
The remaining brands currently under review are: C & C CALIFORNIA, DANA BUCHMAN, ELLEN TRACY, ENYCE, KENSIE, LAUNDRY BY DESIGN, MAC & JAC, prAna, and SIGRID OLSEN;
•	Implementing and maintaining a more competitive cost structure: We have accelerated our structural realignment and other initiatives and are currently anticipating annual cost savings of $150 million in 2008, an additional $70 million in 2009 and $45 million in 2010 totaling $265 million by the end of fiscal 2010. We anticipate that these savings will be realized through staff reductions of approximately 800, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization;
•	Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands; and

•	Developing best-in-class retail capabilities, and initiating investments to innovate our supply chain and accelerate the flow of goods to our stores in both retail and wholesale formats.
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
Overall Results for the Nine Months Ended September 29, 2007
Net Sales
Net sales for the first nine months of 2007 were $3.455 billion, a decrease of $44.2 million (or 1.3%) when compared to net sales for the first nine months of 2006, primarily due to decreases in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the inclusion of our recently acquired KATE SPADE brand. The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased sales by approximately $72.3 million during the first nine months of 2007.
Gross Profit and Income from Continuing Operations
Gross profit as a percentage of net sales decreased to 48.2% in 2007 from 48.3% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support and an increased proportion of off-priced sales, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Overall income from Continuing Operations decreased to $57.4 million in the first nine months of 2007 from $162.8 million in 2006, primarily reflecting the impact of decreased sales in our Partnered Brands segment.
Balance Sheet
We ended the third quarter of 2007 with a net debt position of $864.6 million as compared to $624.3 million at the end of the third quarter of 2006. We generated $326.2 million in cash from operations over the past twelve months, which enabled us to fund $172.8 million of acquisition related payments, share repurchases of $181.6 million and capital expenditures of $177.4 million, while only increasing our net debt by $240.3 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $53.8 million.
International Operations
In the first nine months of 2007, international sales represented 31.5% of our overall sales, as compared to 29.6% in the first nine months of 2006. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased sales in the first nine months of 2007 by $72.3 million. The strengthening of the Euro against the U.S. dollar has positively impacted the results in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Recent Acquisitions
On May 18, 2007, we acquired a 50 percent ownership of the Narciso Rodriguez Corporation “Narciso Rodriguez” including rights to the Narciso Rodriguez name and trademarks, entered into an exclusive license to operate the

Narciso Rodriguez business worldwide, and formed a new company to develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. We believe the addition of Narciso Rodriguez provides considerable opportunity to build a broad business in the growing and profitable luxury designer category (a category in which we did not previously participate) that is sold in productive and partnership-oriented upscale retailers. We allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business, $0.3 million to the value of the non-compete agreement, $0.6 million to the value of the beneficial lease and $4.9 million to goodwill. As we maintain control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition.
On December 13, 2006, we acquired 100 percent of the equity interest of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. We believe the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides considerable opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. On a preliminary basis, we allocated $74.9 million of purchase price to the value of trademarks and trade names associated with the business, $6.5 million to the value of customer relationships and $36.8 million to goodwill.
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
In connection with our acquisition of Skylark Sport Marketing Corporation (“prAna”), we may be required to make contingent acquisition payments to the former owners in the range of $20-25 million. The ultimate amount of such payments is based on certain performance parameters of the company over a pre-determined time frame and will be accounted for as additional purchase price when paid.
On April 7, 2003, we acquired 100 percent of the equity interest of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (a) a payment, including the assumption of debt and fees of $53.1 million and (b) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. The payment was accounted for as additional purchase price and an increase to goodwill. We estimate that if the 2007 measurement year is selected, the remaining contingent payment would be approximately $45-50 million. The contingent payment will be accounted for as additional purchase price when paid.

On June 8, 1999, we acquired 85.0 percent of the equity interest of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2007, January 17, 2006 and January 28, 2005, we paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, we entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand amending an agreement signed on January 28, 2005. We will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5.0 million each. We recorded the present value of fixed amounts owed of $14.0 million as Accrued expenses and Other Non-Current Liabilities. As of September 29, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment will be based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $15-20 million and (ii) the 2011 payment will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment which we estimate will be in the range of $3-7 million.
RESULTS OF OPERATIONS
As discussed in the overview section above, in the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. Prior periods have been conformed to the current period’s presentation. We now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and
•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, C & C CALIFORNIA, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, FIRST ISSUE, KENSIE, KENSIEGIRL, LAUNDRY BY DESIGN, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, prAna, SIGRID OLSEN, STAMP 10, TINT, TRIFARI, VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands as well as our other non-Direct Brands fragrances including: BORA BORA, CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE, LIZ WOMAN, MAMBO, REALITIES, SOUL and licensed USHER fragrance.
A geographic basis based on selling location:
•	Domestic: wholesale customers, Company-owned specialty retail and outlet stores located in the United States and our e-commerce sites; and
•	International: wholesale customers and Company-owned an operated specialty retail, outlet and concession stores located outside of the United States, primarily in our European and Canadian operations.
On October 4, 2007, we completed the previously announced sale of certain assets of four brands under strategic review — EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE. The results of these brands previously included in the Partnered Brands Segment have been segregated and reported as discontinued operations for all periods presented (see Note 3 to the Condensed Consolidated Financial Statements).
All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.

THREE MONTHS ENDED SEPTEMBER 29, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
The following table sets forth our operating results for the three months ended September 29, 2007 (comprised of 13 weeks) compared to the three months ended September 30, 2006 (comprised of 13 weeks):

	Three months ended		Variance
	September 29,	September 30,
Dollars in millions	2007	2006	$	%

Net Sales	$1,262.9	$1,313.8	$(50.9)	(3.9%)

Gross Profit	610.1	634.2	(24.1)	(3.8%)

Selling, general & administrative expenses	528.1	481.0	47.1	9.8%

Trademark Impairment	12.3	—	12.3	—

Operating Income	69.7	153.2	(83.5)	(54.5%)

Other income (expense), net	(1.5)	—	(1.5)	—

Interest expense, net	(11.7)	(10.9)	(0.8)	(7.3%)

Provision for income taxes	23.6	51.9	(28.3)	(54.5%)

Income from Continuing Operations	32.9	90.4	(57.5)	(63.6%)

Income from discontinued operations, net of tax	2.6	4.8	(2.2)	(45.8%)

Loss on disposal of discontinued operations, net of tax	(2.5)	—	(2.5)	—

Net Income	$33.0	$95.2	$(62.2)	(65.3%)

Net Sales
Net sales for the third quarter of 2007 were $1.263 billion, a decrease of $50.9 million, or 3.9%, of net sales for the third quarter of 2006. The impact of foreign currency exchange rates in our international sales, primarily as a result of the strengthening of the Euro, increased net sales by approximately $31.4 million in the third quarter. Net sales results for our segments are provided below:
•	Direct Brands net sales were $628.7 million increasing $96.0 million, or 18.0%, reflecting the following:
-	Net sales for MEXX were $365.4 million, a 6.3% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $338.9 million, a 1.5% decrease as compared to the third quarter of 2006, primarily due to decreases in our MEXX Europe retail and wholesale businesses, partly offset by increases in our MEXX Canada retail business.
—	We ended the quarter with 137 specialty stores, 84 outlets and 306 concessions, reflecting the net addition over the last 12 months of 10 specialty retail, 1 outlet store and 18 concession stores;

—	Average retail square footage in the third quarter was approximately 1.345 million square feet, a 5.0% increase compared to 2006;

—	Sales productivity was $102 per average square foot as compared to $106 for the third quarter of fiscal 2006;

—	Comparable store sales in our MEXX Company-owned stores decreased by 2.2% overall, primarily the result of a decrease in our MEXX Europe business, partly offset by an increase in our MEXX Canada business; and

—	A $26.6 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.
-	Net sales for LUCKY BRAND were $108.6 million, an 11.5% increase compared to 2006, primarily driven by increases in retail and wholesale apparel;
—	We ended the quarter with 159 specialty stores and 10 outlet stores, reflecting the net addition over the last 12 months of 32 specialty stores and 3 outlet stores;

—	Average retail square footage in the third quarter was approximately 384 thousand square feet, a 27.4% increase compared to 2006;

—	Sales productivity was $130 per average square foot as compared to $141 for the third quarter of fiscal 2006; and

—	Comparable store sales in our Company-owned stores decreased by 2.5% in the third quarter.
-	Net sales for JUICY COUTURE were $135.1 million, a 47.7% increase compared to 2006, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).
—	We ended the quarter with 33 specialty stores and 13 outlet stores, reflecting the net addition over the last 12 months of 21 specialty stores and 9 outlet stores;

—	Average retail square footage in the third quarter was approximately 125 thousand square feet, a 290.7% increase compared to 2006;

—	Sales productivity was $267 per average square foot as compared to $328 for the third quarter of fiscal 2006, as the brand has evolved from limited to broader distribution; and

—	Comparable store sales in our Company-owned stores increased by 17.7% in the third quarter.
-	Net sales for KATE SPADE (acquired in December 2006) were $19.6 million.
—	We ended the quarter with 23 specialty retail stores and 6 outlet stores;

—	Average retail square footage in the third quarter was 57 thousand square feet; and

—	Sales productivity was $162 per average square foot for the third quarter of 2007.
Comparable Company-owned store sales are calculated as follows:
—	New stores become comparable after 15 full months of operations;

—	Closed stores become non-comparable when they begin final liquidation or no longer receive new merchandise, usually 1-3 months before closure;

—	A store that undergoes renovations and increases or decreases substantially in size as the result of renovations becomes non-comparable;

—	A store that is relocated stays the same size and has no interruption of selling remains comparable. If, however, a location change causes a significant increase or decrease in size, then the location becomes non-comparable; and

—	Stores that are acquired are not considered comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot are defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $634.2 million, a decrease of $146.9 million or 18.8%, reflecting:
-	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share, improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment adversely affects our Partnered Brand segment which is reflected in reduced sales for the following brands: LIZ CLAIBORNE, SIGRID OLSEN, CLAIBORNE, licensed DKNY® Jeans FIRST ISSUE, MONET, DANA BUCHMAN and ENYCE. The sales decline also reflects the elimination of our CITY UNLTD. and CRAZY HORSE brands, partially offset by the addition of our LIZ & CO., CONCEPTS BY CLAIBORNE brands and the launch of our licensed USHER fragrance; and

-	The impact of foreign currency exchange rates increased sales by $3.7 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.

Viewed on a geographic basis, Domestic net sales decreased by $63.9 million, or 7.0%, to $842.7 million, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased $13.0 million, or 3.2%, to $420.2 million primarily due to the $31.4 million impact of currency exchange rates on international sales as well as increases in our Canadian sales in our Direct Brands segment. Excluding the impact of currency exchange rates, sales declined by $18.4 million primarily due to a decline in our MEXX Europe retail business, mostly offset by increases in our MEXX Canada retail business.
Gross Profit
Gross profit in the third quarter of 2007 was $610.1 million, a $24.1 million decrease as compared to the third quarter of 2006. Gross profit as a percentage of net sales was virtually flat at 48.3% in 2007 as compared to 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $17.4 million due to the impact of foreign currency exchange rates in our international businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased $47.1 million or 9.8%, to $528.1 million in the third quarter of 2007 over the third quarter of 2006. The SG&A increase reflected the following:
•	The inclusion of $12.7 million of expenses from our acquisition KATE SPADE;
•	A $14.1 million increase primarily resulting from the retail expansion in our Direct Brands segment;
•	A $14.2 million increase due to the impact of foreign currency exchange rates in our international operations;
•	An increase of $19.6 million of expenses associated with the strategic review of our brand portfolio and our year over year streamlining initiatives; and
•	A net decrease of $13.5 associated with other SG&A items.
SG&A as a percent of net sales was 41.8%, compared to 36.6% in the third quarter of 2006, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities, expenses associated with the strategic review of our brand portfolio as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Trademark Impairment
A $12.3 million non-cash charge resulting from the impairment of the ELLEN TRACY trademark was recorded due to decreases in sales projections over the next few years.
Operating Income
Operating income for the third quarter of 2007 was $69.7 million, a decrease of $83.5 million, or 54.5%, compared to the third quarter of 2006. Operating income as a percent of net sales decreased to 5.5% in 2007 compared to 11.7% in 2006. The impact of foreign currency exchange rates in our international operations added $3.2 million to operating income for the quarter. Operating income by segment is provided below:
•	Direct Brands operating income was $87.0 million increasing $4.2 million, or 5.2%, as a result of growth in our JUICY COUTURE brand and the impact of foreign currency exchange rates in our international operations, partially offset by reduced income in our LUCKY BRAND operations as a result of expenses associated with brand building and reduced income in our MEXX Europe retail operations.
•	The Partnered Brands operating loss in the third quarter was $17.3 million ((2.7) % of net sales), compared to operating income of $70.4 million (9.0% of net sales) in 2006, as a result of lower sales and increased retailer support as well as an increase in expenses associated with our streamlining initiatives.
On a geographic basis, Domestic operating income decreased by $79.1 million, or 75.3%, to $26.0 million. The Domestic decreases predominantly reflect reduced income in our domestic Partnered Brands segment partly offset by an increase in the domestic operations of our Direct Brands segment. International operating income decreased $4.4 million or 8.9% to $43.7 million. The international increase primarily reflected the impact of $3.2 million of foreign currency exchange rates in our international businesses.

Other Income (Expense), Net
Other income (expense), net in the third quarter of 2007 was $1.5 million of expense and was insignificant in the third quarter of 2006.
Interest Expense, Net
Net interest expense in the third quarter of 2007 was $11.7 million compared to $10.9 million in the third quarter of 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions.
Provision for Income Taxes
The income tax rate in the third quarter of 2007 increased to 41.7% from 36.5% in the third quarter of 2006, primarily due to a shift in earnings to jurisdictions with higher statutory tax rates and the impact of discrete tax items in both domestic and foreign tax jurisdictions.
Income from Continuing Operations
Income from continuing operations in the third quarter of 2007 decreased to $32.9 million, or 2.6% of net sales, from $90.4 million in the third quarter of 2006, or 6.9% of net sales. Diluted Earnings per share (“EPS”) from continuing operations decreased to $0.33 in 2007 from $0.88 in 2006.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations in the third quarter of 2007 decreased to $2.6 million, from $4.8 million in the third quarter of 2006. Diluted EPS from discontinued operations decreased to $0.02 in 2007 from $0.05 in 2006.
Loss on Disposal of Discontinued Operations, Net of Tax
Loss on disposal of discontinued operations in the third quarter of 2007 was $2.5 million, or $(0.02) per diluted share.
Net Income
Net income in the third quarter of 2007 decreased to $33.0 million from $95.2 million in the third quarter of 2006. Diluted EPS decreased to $0.33 in 2007, from $0.93 in 2006, a 64.5% decrease.
Average diluted shares outstanding decreased by 1.7 million shares to 100.7 million in the third quarter of 2007 on a period-to-period basis, as a result of the repurchases of common shares and a decrease in the dilutive effect of outstanding stock awards, partially offset by the impact of stock option exercises.

NINE MONTHS ENDED SEPTEMBER 29, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
The following table sets forth our operating results for the nine months ended September 29, 2007 (comprised of 39 weeks) compared to the nine months ended September 30, 2006 (comprised of 39 weeks):

	Nine months ended		Variance
	September 29,	September 30,
Dollars in millions	2007	2006	$	%

Net Sales	$3,455.1	$3,499.3	$(44.2)	(1.3%)

Gross Profit	1,664.6	1,690.6	(26.0)	(1.5%)

Selling, general & administrative expenses	1,521.6	1,408.0	113.6	8.1%

Trademark Impairment	12.3	—	12.3	—

Operating Income	130.7	282.6	(151.9)	(53.8%)

Other income (expense), net	(1.9)	3.1	(5.0)	(161.3%)

Interest expense, net	(30.1)	(26.6)	(3.5)	(13.2%)

Provision for income taxes	41.3	96.3	(55.0)	(57.1%)

Income from Continuing Operations	57.4	162.8	(105.4)	(64.7%)

Income from discontinued operations, net of tax	8.0	18.7	(10.7)	(57.2%)

Loss on disposal of discontinued operations, net of tax	(2.5)	—	(2.5)	—

Net Income	$62.9	$181.5	$(118.6)	(65.3%)

Net Sales
Net sales for the first nine months of 2007 were $3.455 billion, a decrease of $44.2 million, or 1.3%, compared to the first nine months of 2006, primarily driven by decreases in our Partnered Brands segment, mostly offset by increases in our Direct Brands segment including, the addition of $59.4 million from our KATE SPADE brand (acquired in December of 2006). The impact of foreign currency exchange rates in our international businesses, primarily as a result of the strengthening of the Euro, increased net sales by $72.3 million in the first nine months of 2007. Net sales results for our segments are provided below:
•	Direct Brands net sales were $1.608 billion increasing $275.4 million, or 20.7%, reflecting the following:
-	Net sales for MEXX were $917.6 million, a 6.4% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $855.2 million, a decline of $7.4 million as compared to the first nine months of 2006, primarily due to decreases in our MEXX Europe retail business, mostly offset by increases in our MEXX Canada retail business.
—	Comparable store sales in our MEXX Company-owned stores decreased by 1.4% overall, primarily the result of a decrease in our MEXX Europe specialty retail business, partly offset by an increase in our MEXX Canada business;

—	Average retail square footage in the first nine months of 2007 was approximately 1.319 million square feet, a 3.9% increase compared to 2006;

—	Sales productivity was $297 per average square foot as compared to $307 for the first nine months of fiscal 2006; and

—	A $62.4 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.

-	Net sales for LUCKY BRAND were $307.2 million, a 19.7% increase compared to 2006, primarily driven by increases in retail, wholesale apparel and wholesale non-apparel (including fragrance).
—	Average retail square footage in the first nine months of 2007 was approximately 367 thousand square feet, a 27.8% increase compared to 2006;

—	Sales productivity was $409 per average square foot as compared to $432 for the first nine months of fiscal 2006; and

—	Comparable store sales in our LUCKY BRAND Company-owned stores increased by 0.1% in the first nine months of 2007.
-	Net sales for JUICY COUTURE were $324.2 million, a 51.7% increase compared to 2006, primarily driven by increases in retail, wholesale apparel and non-apparel (including fragrance).
—	Average retail square footage in the first nine months of 2007 was approximately 107 thousand square feet, a 304.1% increase compared to 2006;

—	Sales productivity was $743 per average square foot as compared to $783 for the first nine months of fiscal 2006, as the brand has evolved from limited to broader distribution; and

—	Comparable store sales in our Company-owned stores increased by 20.7% in the first nine months of 2007.
-	Net sales for KATE SPADE (acquired in December 2006) were $59.4 million.
—	Average retail square footage in the first nine months of 2007 was 57 thousand square feet; and

—	Sales productivity was $460 per average square foot for the first nine months of 2007.
•	Partnered Brands net sales decreased $319.6 million, or 14.8%, to $1.847 billion reflecting:
-	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share, improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment adversely affects our Partnered Brand segment which is reflected in reduced sales for the following brands: LIZ CLAIBORNE, SIGRID OLSEN, CURVE fragrance, MONET, CLAIBORNE, ELLEN TRACY, FIRST ISSUE, and LAUNDRY. The sales decline also reflects the elimination of our CITY UNLTD. and CRAZY HORSE brands, partially offset by the addition of our LIZ & CO., CONCEPTS BY CLAIBORNE brands and the launch of our licensed USHER fragrance; and

-	The impact of foreign currency exchange rates increased sales by $8.6 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $98.7 million, or 4.0%, to $2.366 billion reflecting the declines in the domestic operations of our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased $54.5 million, or 5.3%, to $1.089 billion primarily due to the $72.3 million impact of currency exchange rates on international sales as well as increases in the Canadian operations of our Direct Brands segment.
Gross Profit
Gross profit decreased $26.0 million, or 1.5%, to $1.665 billion in the first nine months of 2007 when compared to the first nine months of 2006. Gross profit as a percentage of net sales decreased to 48.2% in 2007 from 48.3% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support and an increased proportion of off-priced sales, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $41.9 million due to the impact of foreign currency exchange rates in our international businesses. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses
SG&A increased $113.6 million, or 8.1%, to $1.522 billion in the first nine months of 2007 over the first nine months of 2006 and as a percent of net sales increased to 44.0% from 40.2%. The SG&A increase reflected the following:
•	The inclusion of $32.7 million of expenses from our acquisition of KATE SPADE;
•	A $60.1 million increase primarily resulting from the retail expansion and increased marketing expenses, including expenses associated with the expansion of our fragrance businesses, in our Direct Brands segment;
•	An increase of $19.7 million of expenses associated with the strategic review of our brand portfolio and our year over year streamlining initiatives;
•	A $36.4 million increase due to the impact of foreign currency exchange rates in our international operations; and
•	A net decrease of $35.3 million associated with other SG&A items.
The SG&A rate primarily reflected increased expense rates in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Trademark Impairment
A $12.3 million non-cash charge resulting from the impairment of the ELLEN TRACY trademark was recorded due to decreases in sales projections over the next few years.
Operating Income
Operating income for the first nine months of 2007 was $130.7 million, a decrease of $151.9 million, or 53.8%, compared to the first nine months of 2006. Operating income as a percent of net sales decreased to 3.8% in 2007 compared to 8.1% in 2006. The impact of foreign currency exchange rates in our international businesses added $5.5 million to operating income for the first nine months. Operating income by segment is provided below:
•	Direct Brands operating income was $166.9 million increasing $25.1 million or 17.7%, as a result of growth in our JUICY COUTURE brand, partially offset by additional expenses due to our retail expansion activities, as well as reduced profits in our LUCKY BRAND operations as a result of expenses associated with brand building.
•	The Partnered Brands operating loss was $36.2 million, a $177.0 million decrease, as a result of lower sales, increased retailer support and expenses associated with our streamlining activities.
On a geographic basis, Domestic operating income decreased by $153.6 million, or 71.1%, to $62.3 million. The Domestic decreases predominantly reflect reduced income in our domestic Partnered Brands segment partly offset by an increase in the domestic operations of our Direct Brands segment. International operating income increased $1.7 million, or 2.6%, to $68.4 million. The international increase reflected the increased profitability in our European and Canadian operations in our Direct Brands segment.
Other Income (Expense), Net
Other income (expense), net in the first nine months of 2007 was $1.9 million of expense compared to $3.1 million of income in the first nine months of 2006. In 2007, net other income (expense) was principally comprised of $1.4 million of foreign exchange losses and $0.7 million of minority interest expense, partially offset by a $0.4 million realized gain from the sale of certain equity investments. In 2006, net other income (expense) was comprised of a $3.6 million realized gain from the sale of certain equity investments, partially offset by $0.8 million of minority interest expense.
Interest Expense, Net
Net interest expense in the first nine months of 2007 was $30.1 million compared to $26.6 million in the first nine months of 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest expense includes $4.6 million and $3.4 million of interest income in first nine months of 2007 and 2006, respectively.
Provision for Income Taxes
The income tax rate in the first nine months of 2007 increased to 41.8% from 37.2% in the first nine months of 2006, primarily due to a shift in earnings to jurisdictions with higher statutory tax rates and the impact of discrete tax items in both domestic and foreign tax jurisdictions.

Income from Continuing Operations
Income from continuing operations in the first nine months of 2007 decreased to $57.4 million, or 1.7% of net sales, from $162.8 million in the first nine months of 2006, or 4.7% of net sales. Diluted EPS from continuing operations decreased to $0.56 in 2007 from $1.57 in 2006.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations in the first nine months of 2007 decreased to $8.0 million, from $18.7 million in the first nine months of 2006. Diluted EPS from discontinued operations decreased to $0.08 in 2007 from $0.18 in 2006.
Loss on Disposal of Discontinued Operations, Net of Tax
Loss on disposal of discontinued operations in the first nine months of 2007 was $2.5 million, or $(0.02) per diluted share.
Net Income
Net income in the first nine months of 2007 decreased to $62.9 million from $181.5 million in the first nine months of 2006. Diluted EPS decreased to $0.62 in 2007, from $1.75 in 2006, a 64.6% decrease.
Average diluted shares outstanding decreased by 1.5 million shares to 102.2 million in the first nine months of 2007 on a period-to-period basis, as a result of the repurchases of common shares, and a decrease in the dilutive effect of outstanding stock awards, partially offset by the impact of stock option exercises.
FORWARD OUTLOOK
Fiscal 2007
For fiscal 2007, we are projecting net sales to be down low single digits compared to fiscal 2006, operating margin in the range of 5.1% to 5.5% and EPS in the range of $1.20 — $1.30, down from a range of $1.71 — $1.81. Approximately $0.15 of the decline is due to the impact of the reduced financial outlook for, and the earlier than expected sale of, the brands under review, while an additional $0.04 of the decline is due to the increased investment in marketing for our Direct Brands.
It is important to note that this guidance includes the impact of expenses associated with our streamlining initiatives in the nine months of 2007 the loss on sale of our Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands and the non-cash charge associated with the impairment of our Ellen Tracy trademark (which amounted to $0.39 per share), but excludes additional streamlining expenses we expect to incur for the balance of the year. This guidance excludes the potential impact of any acquisition or additional divestiture. Foreign currency exchange rates are projected to increase 2007 net sales by approximately 2% and 2007 EPS by approximately $0.04.
Our 2007 capital expenditures, including shops, will be approximately $200 million. We plan on opening approximately 135 retail stores worldwide.
FISCAL 2008 OUTLOOK
We remain confident that the strategies we outlined in July will drive sustained improvement in operating performance in 2008 and beyond. The fiscal 2008 preliminary outlook we provided in July did not assume a robust economy, but it also did not assume the challenging macroeconomic environment we are now facing. Economic uncertainty, warm weather and low levels of mall traffic have all contributed to weak sales for retailers during 2007. The financial framework presented at our Analyst Day on July 11th remains management’s guidance for decisions around resource management, cost reductions and capital allocation. As we execute this plan, we will continue to monitor the external environment throughout the fourth quarter of 2007 and assess its impact on fiscal 2008. We will provide an updated fiscal 2008 outlook in the first quarter of 2008.
The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the heading “STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE” below.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to fund growth in our retail store expansion and our working capital requirements (primarily accounts receivable and inventory) and to invest in the technological upgrading of our distribution centers and information systems. We also require cash to fund payments related to our previous acquisitions. See “Commitments and Capital Expenditures,” below. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $250 million of our common stock for cash in open market purchases and privately negotiated transactions. As of October 19, 2007, we had $47.7 million remaining in buyback authorization under the share repurchase programs.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). On July 6, 2006, we completed the issuance of 350 million euro 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes that matured on August 7, 2006, which were originally issued on August 7, 2001 (see Note 10 to our Condensed Consolidated Financial Statements). We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, as well as interest rate and exchange rate fluctuations. On August 8, 2007 and September 10, 2007 Moody’s and Standard & Poor’s (“S&P”), respectively, completed a review of our credit rating. Moody’s lowered the senior unsecured debt rating to Baa3 from Baa2 and the commercial paper rating to Prime-3 from Prime-2. S&P affirmed our BBB unsecured debt rating and lowered the commercial paper rating to A-3 from A-2.
2007 vs. 2006
Cash and Debt Balances. We ended the first nine months of 2007 with $112.0 million in cash and marketable securities, compared to $108.8 million at the end of the first nine months of 2006 and with $976.6 million of debt outstanding, compared to $733.1 million at the end of the first nine months of 2006. This $240.3 million increase in our net debt (total debt less cash and marketable securities) position over the last twelve months is primarily attributable to $181.6 million in share repurchases, $177.4 million in capital and in-store expenditures, $172.8 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $53.8 million), partially offset by cash flows from operations for the last twelve months of $326.2 million. We ended the first nine months of 2007 with $2.058 billion in stockholders’ equity, giving us a total debt to total capital ratio of 32.2% at the end of the first nine months of 2007, compared to $2.130 billion in stockholders’ equity at year end 2006 with a total debt to capital ratio of 21.8% and $2.042 billion in stockholders’ equity at the end of the first nine months of 2006 with a total debt to total capital ratio of 26.4%.
Accounts Receivable decreased $72.2 million, or 9.8%, at September 29, 2007, compared to September 30, 2006, primarily due to a $103.1 million reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to reduced sales, partially offset by increases in our the fragrance businesses of both our Direct Brands and Partnered Brands segments and the inclusion of $10.0 million of receivables from our acquired KATE SPADE brand and the impact of foreign currency exchange rates of $23.4 million primarily related to the strengthening of the euro. Accounts receivable increased $164.2 million, or 32.9%, at September 29, 2007 compared to December 30, 2006, due primarily due to the timing of shipments in our domestic operations.
Inventories increased $50.1 million, or 7.4% at the end of the first nine months of 2007 compared to the end of the first nine months of 2006, primarily due to a $67.2 million increase due to retail expansion and the addition of our LIZ & CO., CONCEPTS and KATE SPADE brands and a $22.8 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses. Inventories increased by $132.4 million, or 22.3%, compared to December 30, 2006, primarily due to seasonal timing of wholesale shipments as well as increases resulting from foreign exchange rate fluctuations.
Borrowings under our revolving credit facility and other credit facilities peaked at $461.1 million during the first nine months of 2007; at the end of the first nine months of 2007, our borrowings under these facilities were $450.7 million.
Net cash used in operating activities was $105.9 million in the first nine months of 2007, compared to $38.0 million used in operating activities in the first nine months of 2006. This $67.9 million incremental use of cash was primarily due to a decrease in employee related obligations, increased inventories and reduced net income, partially offset by changes in accounts receivable due to reduced shipments in our Partnered Brands segment.
Net cash used in investing activities was $155.1 million in the first nine months of 2007, compared to $257.6 million in 2006. Net cash used in the first nine months of 2007 primarily reflected $117.0 million for capital and in-store expenditures and $49.5 million in acquisition-related payments, partially offset by proceeds from the sale of other equity investments. Net cash used in the first nine months of 2006 primarily reflected $121.5 million for capital and in-store expenditures and $143.5 million in acquisition-related payments, partially offset by proceeds from the sale of certain equity investments.
Net cash provided by financing activities was $191.1 million in the first nine months of 2007, compared to $77.6 million used in financing activities in the first nine months of 2006. The $113.5 million year-over-year increase in cash provided primarily reflected a $7.5 million decrease in stock repurchases, $424.9 million increase in short-term borrowings, a $314.5 million decrease in commercial paper and a $7.6 million increase in proceeds from the exercise of stock options.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	The prAna acquisition agreement provides for contingent payments in fiscal years 2008, 2009 and 2010 that will be based upon a multiple of prAna’s earnings in each year. We estimate that the aggregate contingent payments will be in the range of approximately $20-25 million. The contingent payments will be accounted for as additional purchase price when paid.
•	On January 16, 2007 and January 17, 2006, we purchased 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of Lucky Brand for a payment of $10.0 million each. We will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5 million each. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment will be based on a multiple of Lucky Brand’s 2007 earnings, which we estimate will be in the range of $15-20 million and (ii) the 2011 payment will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment which we estimate will be in the range of $3-7 million.
•	The Juicy Couture acquisition agreement provides for a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at our option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May of 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and an increase to goodwill. We estimate the remaining contingent payment would be approximately $45-50 million. The contingent payment will be accounted for as additional purchase price when paid.
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of these contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid.

Financing Arrangements
Long-term debt consists of the following:

	September 29,	December 30,	September 30,
In thousands	2007	2006	2006
5% Notes	$495,153	$458,907	$441,270
Revolving credit facility and commercial paper program	394,600	82,075	232,466
Capital lease obligations	29,787	32,284	2,601
Other (a)	57,061	19,469	56,769

Total debt	$976,601	$592,735	$733,106

(a)	At September 29, 2007, the balance consists primarily of amounts outstanding under working capital lines of credit.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. We believe we are in compliance with such covenants as of September 29, 2007. Both Standard & Poor’s (“S&P”) and Moody’s credit rating services placed our ratings under review in May 2007 based on the 2007 outlook provided as part of its first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review lowered our senior unsecured debt rating to Baa3 from Baa2 and our commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review affirmed our BBB unsecured debt rating and lowered our commercial paper rating to A-3 from A-2. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. At September 29, 2007, we had $394.6 million of borrowings outstanding under the Agreement.
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BBB from Standard & Poor’s and Baa2 from Moody’s Investor Services. During the third quarter of 2007, Moody’s lowered the rating to Baa3 and S&P affirmed the BBB rating. These Notes are designated as a hedge of our net investment in a foreign subsidiary.
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 11 to our Condensed Consolidated Financial Statements).

As of September 29, 2007, the committed credit facilities, commercial paper program and letter of credit facilities available to us were as follows:

		Outstanding	Letters of Credit
In thousands	Total Capacity	Borrowings	Issued	Available Capacity
Revolving credit facility and commercial paper program (a)	$750,000	$394,600	$—	$355,400
Letter of credit facility	400,000	—	245,936	154,064
Short-term borrowing facilities	195,381	56,112	10,992	128,277

(a)	Our $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, we entered into a new synthetic lease with a financial institution for a five–year period, totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
Hedging Activities
At September 29, 2007, we had various Canadian currency collars outstanding with a notional amount of $3.3 million, maturing through March 2008 and with contract rates ranging between 1.0030 and 1.1900 Canadian dollars per U.S. dollar, various Canadian currency collars outstanding with a notional amount of 15.4 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 6.5500 and 7.0012 Hong Kong dollars per Canadian dollar and various euro currency collars outstanding with a notional amount of 7.8 million Hong Kong dollars, maturing through October 2007 and with contract rates ranging between 9.9685 and 10.2000 Hong Kong dollars per euro. We had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006 and 5.3 million and 24.9 million Hong Kong dollars in Canadian currency collars and 201.5 million Hong Kong dollars in euro currency collars at September 30, 2006. At September 29, 2007, we also had forward contracts maturing through December 2008 to sell 9.5 million Canadian dollars for $8.8 million, to sell 13.1 million Canadian dollars for 95.5 million Hong Kong dollars and to sell 72.0 million euro for 759.5 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at September 29, 2007 was $118.8 million, as compared with $97.5 million at December 30, 2006 and $49.5 million at September 30, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $(6.1) million at September 29, 2007, $(1.6) million at December 30, 2006 and a gain of $0.3 million at September 30, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(1.5) million for the nine months ended September 29, 2007. Approximately $(5.1) million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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

We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income in accordance with SFAS No. 52. The unrealized gains (losses) recorded to Cumulative translation adjustment were $(36.2) million and $(33.3) million for the nine months ended September 29, 2007 and September 30, 2006, respectively and $(24.0) million and $1.0 million for the three months ended September 29, 2007 and September 30, 2006, respectively.
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
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 — Debt of Notes to Condensed Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the nine months and three months ended September 29, 2007.
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
Accounts Receivable – Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with our customers, as well as historical deduction trends, net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

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
The fair values of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Owned trademarks that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. Trademarks having finite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with finite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business.

We completed our annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment was recognized at that date as a result of such tests. However, as a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of such intangible asset related to its ELLEN TRACY brandname exceeded its estimated fair value.
Accordingly, we recorded a pretax charge of $12.3 million to reduce the value of the Ellen Tracy trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows of the ELLEN TRACY brand. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended September 29, 2007 or September 30, 2006.
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
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that we test for effectiveness at inception of each hedge and at the end of each reporting period.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.
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
We do not speculate on the future direction of interest rates. As of September 29, 2007, December 30, 2006 and September 30, 2006, our exposure to changing market rates was as follows:

Dollars in millions	September 29, 2007	December 30, 2006	September 30, 2006

Variable rate debt	$450.7	$100.6	$289.0
Average interest rate	5.78%	5.14%	5.1%
A ten percent change in the average rate would have resulted in a $1.0 million change in interest expense during the first nine months of 2007.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of September 29, 2007, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies exposing us to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.
At September 29, 2007, December 30, 2006 and September 30, 2006, we had outstanding foreign currency collars with net notional amounts aggregating to $6.3 million, $17.5 million and $34.4 million, respectively. We had forward contracts aggregating to $118.8 million at September 29, 2007, $97.5 million at December 30, 2006 and $49.5 million at September 30, 2006. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $(6.1) million at September 29, 2007, $(1.6) million at December 30, 2006 and a gain of $0.3 million at September 30, 2006. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $13.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $12.5 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of September 29, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	(Loss)

Forward Contracts:
Euro		759,500	0.0927 to 0.0996	$(4,878)
Canadian Dollars	$8,799		0.8721 to 0.9993	—
Canadian Dollars		95,505	0.1335 to 0.1482	(928)

Foreign Exchange Collar Contracts:
Euro		7,750	0.0980 to 0.1003	(83)
Canadian Dollars	$3,276		0.8403 to 0.9970	—
Canadian Dollars		15,403	0.1428 to 0.1527	(231)

51
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain, as of December 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		589,000	0.0973 to 0.1067	$(1,368)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		105,980	0.1480 to 0.1482	180

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(506)
Canadian Dollars	$8,659		0.8547 to 0.8925	—
Canadian Dollars		45,345	0.1454 to 0.1508	107
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of September 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	(Loss)

Forward Contracts:
Euro		379,750	0.0987 to 0.1067	$442
Canadian Dollars		5,952	0.1428 to 0.1428	(1)

Foreign Exchange Collar Contracts:
Euro		201,500	0.0980 to 0.1143	$39
Canadian Dollars	$5,322		0.8403 to 0.8917	—
Canadian Dollars		24,921	0.1442 to 0.1538	(144)
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

52
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

53
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

54
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the nine months ended September 29, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate Dollar
				Total Number of	Value of Shares that
	Total Number		Average	Shares Purchased as	May Yet Be
	of Shares		Price	Part of Publicly	Purchased Under the
	Purchased		Paid Per	Announced Plans or	Plans or Programs
Period	(in thousands)		Share	Programs	(in thousands) (2)

December 31, 2006 — January 27, 2007	52.3	(1)	$44.08	—	$229,237
January 28, 2007 — March 3, 2007	—		—	—	229,237
March 4, 2007 — March 31, 2007	132.2	(1)	43.08	—	229,237
April 1, 2007 – April 28, 2007	0.1	(1)	43.80	—	229,237
April 29, 2007 – June 2, 2007	1,808.8	(1)	34.21	1,808.7	167,364
June 3, 2007 – June 30, 2007	547.6	(1)	35.87	547.5	147,724
July 1, 2007 – July 28, 2007	—		—	—	147,724
July 29, 2007 – September 1, 2007	1,769.9	(1)	33.95	1,769.4	87,661
September 2, 2007 – September 29, 2007	1,216.4	(1)	32.84	1,216.1	47,728

Total 39 weeks ended September 29, 2007	5,527.3	(1)	$34.29	5,341.7	$47,728

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.175 billion. As of September 29, 2007, the Company had $47.7 million remaining in buyback authorization under its program.

55
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

56
SIGNATURES
Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE:          October 30, 2007

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

	ANDREW WARREN Chief Financial Officer (Principal financial officer)		ELAINE H. GOODELL Vice President — Corporate Controller and Chief Accounting Officer (Principal accounting officer)