Form 10-K
period 2007-12-29
CLAIBORNE LIZ INC
filed 2008-03-13
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
Based upon the closing sale price on the New York Stock Exchange composite tape on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended June 30, 2007, the aggregate market value of the registrant’s Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $3,789,589,601. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.
Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of February 22, 2008: 94,624,807 shares.
Documents Incorporated by Reference:
Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 15, 2008-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Form 10-K (or incorporated by reference into this Form 10-K), in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to the Company’s future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “we believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•	Our long-term growth strategies;

•	Anticipated results of operations or level of business for fiscal 2008, any fiscal quarter of 2008 or any other future period, including those contained in this Form 10-K under the heading “Forward Outlook;”

•	Our ability to continue to implement appropriate expense savings initiatives and maintain a competitive cost structure;

•	Our ability to develop our retail and supply chain capabilities;

•	Our ability to expand internationally;

•	Our ability to successfully integrate the acquisitions of our KATE SPADE and NARCISO RODRIGUEZ brands;

•	Our ability to be able to commit the resources, structure and marketing investment necessary to support and grow our brands;

•	Our ability to navigate the difficult macroeconomic environment and challenges presented in the wholesale and retail industries;

•	Our ability to offer products that are acceptable to our department store customers and consumers; and

•	Our ability to realize sufficient cash flows from operations and to have access to financing on acceptable terms to enable us to fund our liquidity requirements.
     The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this report in “Item 1A — Risk Factors.” The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
WEBSITE ACCESS TO COMPANY REPORTS
     Our investor website can be accessed at www.lizclaiborneinc.com under “Investor Relations”. We were incorporated in January 1976 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“S.E.C.”) No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under “Investor Relations” under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Liz Claiborne, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the S.E.C. are also available on the S.E.C.’s internet website at www.sec.gov.
     In this Form 10-K, unless the context requires otherwise, references to “Liz Claiborne,” “our, “ “us,” “we” and “the Company” means Liz Claiborne, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to “Fiscal 2007” represent the 52 week fiscal year ended December 29, 2007. All references to “Fiscal 2006” represent the 52 week fiscal year ended December 30, 2006. All references to the “Fiscal 2005” represents the 52 week fiscal year ended December 31, 2005.

PART I
Item 1. Business.
OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS
General
     Liz Claiborne, Inc. designs and markets a global portfolio of retail-based premium brands including KATE SPADE, JUICY COUTURE, LUCKY BRAND JEANS and MEXX. We also have a group of department store-based brands with strong consumer franchises including the LIZ CLAIBORNE and MONET families of brands, ENYCE and the licensed DKNY® JEANS and DKNY® ACTIVE brands. The Company also offers cosmetics and fragrances.
     In 2007, we performed a review of our operations to assess options to best evolve our strategy on a sustainable, go-forward basis. The strategic realignment outlined below reflects a brand-centric approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing.
     As such, we have configured our operations into the following two reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these two reportable segments:
•	Direct Brands, which is comprised of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX.

•	Partnered Brands, which is comprised of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, as well as the Company’s other non-Direct Brands fragrances including: CLAIBORNE, CURVE, LIZ CLAIBORNE and our licensed USHER fragrance.
     With this new structure in place, in mid-2007 we began implementing the following strategic imperatives:
•	Implementing and maintaining a more competitive cost structure. We have accelerated our structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain rationalization.

•	Developing best-in-class retail capabilities and innovating in our supply chain. We are committed to accelerating the flow of goods in both the retail and wholesale formats, providing “fashion faster” in each.

•	Narrowing our portfolio to a select group of brands. As such, we have conducted a strategic review of alternatives for 16 brands with the following outcome as of February 15, 2008:
–	On October 4, 2007, we completed the sale of our EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. We also announced the consolidation of our TINT brand into LIZ & CO., STAMP 10 brand into AXCESS and the closure of our FIRST ISSUE brand.

–	On January 8, 2008, we announced the sale of our C & C CALIFORNIA and LAUNDRY BY DESIGN brands in a single transaction (completed February 4, 2008), as well as the closure of SIGRID OLSEN and retention of the ENYCE brand. We expect to complete the closure of our SIGRID OLSEN brand in the first half of 2008.

–	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”) naming Kohl’s as the exclusive retailer of our DANA BUCHMAN brand, under which we will design the product and Kohl’s will lead manufacturing, production, distribution and marketing. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

–	On February 1, 2008, we announced that we had entered an agreement to sell substantially all of the assets and liabilities of our prAna brand to a group consisting of the prAna founders and Steelpoint Capital Partners. We expect the sale to close by the end of the first quarter of 2008.

–	On February 14, 2008, we announced that we had entered into an agreement to sell substantially all of the assets and liabilities of our ELLEN TRACY brand to a group of investors, including Radius Partners, LLC. We expect the sale to close in the second quarter of 2008.

–	The remaining brands under review are KENSIE and MAC & JAC. We expect the review of these brands to be completed by the end of the first quarter of 2008.
•	Committing the necessary resources for marketing and capital expenditures.

     For a discussion of these changes, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview; Competitive Profile,” below.
     On May 18, 2007, we acquired 50 percent ownership of the entity that owns the rights to the “Narciso Rodriguez” name and trademarks. As part of this transaction, we entered into an exclusive license to operate NARCISO RODRIGUEZ worldwide, and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand globally. For a discussion of our recent acquisitions, see Note 2 of Notes to Consolidated Financial Statements.
     International sales have come to represent an increasingly larger part of our total sales. As a percentage of our total sales, international sales have grown from approximately 23% in 2003 to 32% in 2007. The growth in our international business has been the result of the growth and continued expansion of MEXX Europe and MEXX Canada, the impact of currency fluctuation, as well as the introduction of certain of our United States based brands into Europe, Canada and, to a lesser extent, Asia.
     We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple markets, distribution channels and geographies is critical to our success. Although our brand portfolio approach is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our results of operations. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of our retail stores and department store selling space, customer service and intellectual property protection (see “Competition” below).
     In summary, the measure of our success in the future will depend on our ability to execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture of our products on a competitive and efficient basis, and evolving our retail capabilities. For a discussion of certain risks relating to our business, see “Item 1A - Risk Factors” below.
     Our principal executive offices are located in New York City, although we maintain sales operations on a global basis, including locations in the United States, the Netherlands and Canada.
Business Segments
     In the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. As such, we now report our operations from continuing operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND JEANS and MEXX; and

•	The Partnered Brands segment — consists of one operating segment, including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: the LIZ CLAIBORNE FAMILY OF BRANDS (AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, DANA BUCHMAN(a), LIZ & CO., and LIZ CLAIBORNE), the MONET FAMILY OF BRANDS (MARVELLA, MONET and TRIFARI), VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands, ELLEN TRACY(b), ENYCE, NARCISO RODRIGUEZ, as well as COSMETICS & FRAGRANCES (CLAIBORNE, CURVE and USHER). The remaining brands under strategic review (KENSIE and MAC & JAC) are also reported as part of the Partnered Brands segment.

(a)	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s naming Kohl’s as the exclusive retailer of our DANA BUCHMAN brand. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

(b)	On February 14, 2008, we announced an agreement to sell substantially all of the assets and liabilities of ELLEN TRACY. The transaction is expected to close in the second quarter of 2008.
     Certain assets and liabilities of the C & C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands have been segregated and reported as held for sale as of December 29, 2007 and the activities of such brands, as well as those of EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE, previously included in the Partnered Brands Segment, have been segregated and reported as discontinued operations for all periods presented. Refer to Note 3 of Notes to the Consolidated Financial Statements.
     We also present our results of continuing operations on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail and outlet and concession stores located outside of the United States). We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of continuing operations of the associated segment.
     Refer to Note 21 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Direct Brands. Consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the following brands, of which up to twelve seasonal collections are presented for specialty retail and between five and twelve seasonal collections are presented for wholesale apparel/non-apparel during 2007.
     JUICY COUTURE
     Our JUICY COUTURE brand offers upscale women’s, men’s and children’s contemporary apparel, as well as accessories, jewelry and fragrances, under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through wholly owned retail and outlet stores, select upscale specialty retail stores and department stores throughout the United States and through distributors in Asia, Canada, Europe and the Middle East. In addition, JUICY COUTURE has existing licensing agreements for footwear, optics, watches, swimwear and baby products. For a discussion of our acquisition of JUICY COUTURE, refer to Note 2 of Notes to Consolidated Financial Statements.
     KATE SPADE
     Our KATE SPADE brand, acquired in December 2006, offers fashion accessories for women and men under the KATE SPADE and JACK SPADE trademarks. These products are sold primarily in the United States through wholly-owned retail and outlet stores, select specialty retail and upscale department stores and through its e-commerce website, as well as through distributors in Asia. KATE SPADE’s product line includes handbags, small leather goods, fashion accessories, jewelry, luggage and fragrance. In addition, KATE SPADE has existing licensing agreements for strollers/rockers, footwear, optics, tabletop and paper products. For a discussion of our acquisition of KATE SPADE, refer to Note 2 of Notes to Consolidated Financial Statements.
     LUCKY BRAND JEANS
     Our LUCKY BRAND JEANS brand offers women’s, men’s and children’s denim and casual sportswear, as well as accessories, jewelry and fragrances, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly owned retail and outlet stores, select department and better specialty stores and through its e-commerce website. In addition, LUCKY BRAND has existing licensing agreements for neckwear, swimwear, hats and footwear. For a discussion of our acquisition of LUCKY BRAND JEANS, refer to Note 2 of Notes to Consolidated Financial Statements.
     MEXX
     Our MEXX brand, which is headquartered in the Netherlands, offers a wide range of men’s, women’s and children’s fashion apparel under several trademarks including MEXX (men’s and women’s fashion sportswear), MEXX SPORT (performance sportswear), and XX BY MEXX (coordinated contemporary separates), for sale outside of the United States, principally in Europe and Canada.
     Partnered Brands. Consists of the wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), outlet, concession, specialty retail, e-commerce and licensing operations of our wholesale-based brands in a wide range of apparel markets, of which between four and twelve seasonal collections are presented for 2007. This segment includes the following brands:
LIZ CLAIBORNE FAMILY OF BRANDS
     AXCESS, fashion-forward men’s and women’s apparel and accessories sold principally in Kohl’s department stores.
     CLAIBORNE, men’s business-casual apparel and sportswear, accessories and fragrances sold at department stores, our own outlet stores and online. In January 2008, we announced that we had entered into an agreement with menswear designer John Bartlett to design the Claiborne line to be called “CLAIBORNE BY JOHN BARTLETT,” scheduled to launch in Spring 2009.
     CONCEPTS BY CLAIBORNE, men’s casual separates sold exclusively in J.C. Penney Company, Inc. (“J.C. Penney”) stores.

     DANA BUCHMAN, a classic lifestyle collection of women’s sportswear, accessories, intimate apparel and footwear. In January 2008, we announced that we entered into an exclusive license agreement with Kohl’s naming it as the exclusive retailer of the brand. Pursuant to this agreement, we will design the products under the license, and Kohl’s will lead the manufacturing, production, distribution and marketing of product. The line will launch at Kohl’s no later than the first quarter of 2009. Prior to such launch, we will be winding down the existing inventory of DANA BUCHMAN product and will be closing our existing DANA BUCHMAN retail and outlet stores.
     LIZ & CO, women’s casual apparel and accessories sold exclusively in J.C. Penney stores.
     LIZ CLAIBORNE, women’s career and casual sportswear, in misses and petite sizes, accessories and fragrances for sale at department and specialty stores, our own outlet stores and online. This brand also offers a line of women’s performance wear under the LIZ GOLF trademark. The Company recently announced that designer Isaac Mizrahi will become Creative Director for the LIZ CLAIBORNE brand overseeing the design and marketing functions for women’s apparel, accessories and licensing. Mr. Mizrahi’s first collection is expected to arrive in stores in spring 2009.
     LIZ CLAIBORNE WOMAN, classic career and casual apparel in large-sizes (including petite proportions) sold at department and specialty stores, our own outlet stores and online.
MONET FAMILY OF BRANDS
     MARVELLA, a jewelry line sold primarily at Target Corporation stores.
     MONET, a signature jewelry brand for women sold in department stores as well as in our own outlet stores and online.
     MONET2, a signature jewelry brand for women sold primarily in J.C. Penney stores.
     TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.
DKNY® ACTIVE AND DKNY® JEANS LICENSES
     DKNY® ACTIVE offers junior’s, men’s and women’s activewear for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.
     DKNY® JEANS offers junior’s, men’s and women’s sportswear, jeans and activewear for sale at department and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products. See Note 4 of Notes to Consolidated Financial Statements.
ELLEN TRACY
     ELLEN TRACY offers elegant and sophisticated women’s sportswear under several of our trademarks, including ELLEN TRACY, LINDA ALLARD ELLEN TRACY and COMPANY ELLEN TRACY, for sale at upscale department stores and specialty stores. As discussed above, in the first quarter of 2008 we announced an agreement to sell substantially all of the assets and liabilities of our ELLEN TRACY brand. The transaction is expected to close in the second quarter of 2008.
ENYCE
     ENYCE offers men’s and women’s fashion forward streetwear under the ENYCE and RSRV trademarks. ENYCE products are sold predominately through specialty store chains, better specialty stores and select department stores throughout the United States and through distributors in Canada, Germany and Japan.
NARCISO RODRIGUEZ
     NARCISO RODRIGUEZ is a designer brand offering women’s ready-to-wear collections at luxury retailers worldwide. In addition, NARCISO RODRIGUEZ has existing licensing agreements for the sale of fragrances for women and men. We are a 50% owner of the entity that owns the rights to the NARCISO RODRIGUEZ brand and have entered into an exclusive license for the brand.

COSMETICS & FRAGRANCES
     We offer fragrance and bath and body-care products under the following Company-owned trademarks for women; LIZ CLAIBORNE and LIZSPORT. The trademark for men is CLAIBORNE SPORT and trademarks for both men and women include BORA BORA, CURVE, MAMBO, REALITIES, SOUL BY CURVE, SPARK and SPARK SEDUCTION. The Company also holds the exclusive license for the USHER fragrance. Refer to Note 4 of Notes to the Consolidated Financial Statements.
SIGRID OLSEN
     On January 8, 2008, we announced the closure of the SIGRID OLSEN brand, which is expected to be completed in the first half of 2008.
PRANA
     Our prAna business, acquired in November 2005, offers men’s and women’s sportswear, performance tops and bottoms, and accessories, primarily sold in outdoor and specialty retainers throughout the United States and in Canada, Europe and Japan. In February 2008, we announced an agreement to sell substantially all of the assets and liabilities of our prAna brand, which transaction is expected to close in the first quarter of 2008. For a discussion of our acquisition of prAna, see Note 2 of Notes to Consolidated Financial Statements.
BRANDS REMAINING UNDER STRATEGIC REVIEW
     MAC & JAC and KENSIE were acquired in January 2006. MAC & JAC offers modern, fashionable, high-quality apparel for women and men and KENSIE offers modern, fashionable, high-quality contemporary apparel for women, in each case, primarily through select specialty and department stores in the United States and Canada. For a discussion of our acquisition of MAC & JAC, refer to Note 2 of Notes to the Consolidated Financial Statements.
     Specialty Retail Stores:
     As of December 29, 2007, we operated a total of 433 specialty retail stores under various Company trademarks, excluding locations related to brands that have been disposed of in connection with our strategic review. Such amount is comprised of 284 retail stores within the United States and 149 retail stores outside of the United States (primarily in Western Europe and Canada).
     The following table sets forth select information, as of December 29, 2007, with respect to our specialty retail stores:
U.S. Specialty Retail Stores

		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
LUCKY BRAND JEANS	165	2,400
SIGRID OLSEN (a)	54	2,300
JUICY COUTURE	36	3,300
KATE SPADE	25	2,300
DANA BUCHMAN (a)	2	3,800
JACK SPADE	1	800
PRANA (b)	1	2,100

(a)	As result of our decision to close the SIGRID OLSEN brand and the licensing of the DANA BUCHMAN brand to Kohl’s announced in January 2008, we expect to close all retail stores related to such brands in the first half of 2008. Some locations will be redeployed to other direct brand formats.

(b)	On February 1, 2008, we announced an agreement to sell our prAna brands; the transaction is expected to close in the first quarter of 2008.
Foreign Retail Specialty Stores

		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
MEXX	99	4,500
MEXX Canada	39	5,300
MONET Europe	4	900
LUCKY BRAND Canada	6	2,500
JUICY COUTURE	1	3,000
     Outlet Stores:
     As of December 29, 2007, we operated a total of 350 outlet stores under various Company-owned and licensed trademarks, excluding locations related to brands that have been disposed of in connection with our strategic review. Such amount is comprised of 213 outlet stores within the United States and 137 outlet stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of December 29, 2007, with respect to our outlet stores:
U.S. Outlet Stores

		Approximate Average Store
Outlet Store Format	Number of Stores	Size by Square Footage
LIZ CLAIBORNE	130	10,400
ELLEN TRACY (a)	16	3,600
DKNY® JEANS	15	3,000
LUCKY BRAND DUNGAREES	15	2,700
JUICY COUTURE	15	2,500
KATE SPADE	13	2,100
LIZ CLAIBORNE WOMAN	6	3,000
DANA BUCHMAN (b)	3	2,200

(a)	In February 2008, we announced an agreement to sell substantially all of the assets and liabilities of ELLEN TRACY. The transaction is expected to close in the first half of 2008.

(b)	As a result of the licensing of the DANA BUCHMAN brand exclusively to Kohl’s announced in January 2008, we expect to close all retail stores related to the brand in the first half of 2008.
Foreign Outlet Stores

		Approximate Average Store
Outlet Store Format	Number of Stores	Size by Square Footage
MEXX Canada	44	5,500
MEXX	40	3,300
LIZ CLAIBORNE Canada	37	4,400
LIZ CLAIBORNE Europe	9	1,200
YZZA	7	3,800
     Concession Stores:
     Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of December 29, 2007, the Company operated a total of 680 concession stores in Europe, excluding locations related to brands that have been disposed of in connection with our strategic review.
     The following table sets forth select information, as of December 29, 2007, with respect to our concession stores:
Foreign Concessions

Concession Store Format	Number of Stores
MEXX	313
MONET Jewelry	282
LIZ CLAIBORNE Apparel	85

     E-Commerce:
     Our products are sold on a number of branded websites. In addition, we operate several websites that only provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites, excluding those related to C & C CALIFORNIA and LAUNDRY BY DESIGN, which were disposed of in connection with our strategic review:

Information and Direct to
Website	Information Only	Consumer Sales
www.claiborne.com		Ö
www.curvefragrances.com		Ö
www.danabuchman.com	Ö
www.dknyjeans.com		Ö
www.ellentracy.com (a)	Ö
www.enyce.com		Ö
www.jackspade.com		Ö
www.juicycouture.com		Ö
www.katespade.com		Ö
www.kensieclothing.com	Ö
www.kensiegirl.com	Ö
www.lizclaiborne.com (b)		Ö
www.lizclaiborneinc.com (c)	Ö
www.lizoutlet.com	Ö
www.loveisnotabuse.com	Ö
www.luckybrandjeans.com		Ö
www.macandjac.com	Ö
www.mexx.com (d)		Ö
www.monetbridal.com		Ö
www.prana.com (e)		Ö
www.realities.com		Ö
www.sigridolsen.com (f)		Ö
www.soulbycurve.com		Ö

(a)	In February 2008, we announced an agreement to sell substantially all of the assets and liabilities of ELLEN TRACY. The transaction is expected to close in the first half of 2008.

(b)	This website offers LIZ CLAIBORNE branded apparel, accessories and LIZ CLAIBORNE WOMAN.

(c)	This website offers investors information concerning the Company.

(d)	This website offers MEXX branded apparel and accessories for sale in Germany, France and the Netherlands.

(e)	On February 1, 2008, we announced the agreement to sell substantially all of the assets and liabilities of our prAna brand. We expect to close this transaction in the first quarter of 2008.

(f)	In January 2008, we announced that we were closing the SIGRID OLSEN brand. We expect the closure to be completed in the first half of 2008.
     Licensing:
     We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. We currently have 64 license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2014. Each of the licenses provides for the payment to us a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in Net Sales for the segment under which the license resides.

     The following table sets forth select information with respect to select aspects of our licensed brands, excluding those related to LAUNDRY BY DESIGN, which was disposed of in connection with our strategic review:

Products	Brands
Audio Speaker Cases	LUCKY SOUNDS
Baby Buggies/Rockers/Carriers	KATE SPADE
Bed & Bath	LIZ CLAIBORNE, MEXX, SIGRID OLSEN (a), VILLAGER
Belts	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ELLEN TRACY (b), ENYCE, KENSIE
Blankets/Throws	LIZ CLAIBORNE
Cosmetics & Fragrances	MEXX, NARCISO RODRIGUEZ
Decorative Fabrics	LIZ CLAIBORNE
Dresses/Suits	ELLEN TRACY (b), LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN, LIZ & CO
Dress Shirts	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE
Flooring/Area Rugs	LIZ CLAIBORNE
Footwear	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ELLEN TRACY (b), ENYCE, JUICY COUTURE, KATE SPADE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MEXX, VILLAGER
Formalwear	CLAIBORNE
Furniture	LIZ CLAIBORNE
Handbags	ENYCE, KENSIE
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	AXCESS, LIZ CLAIBORNE, KENSIE, LIZ & CO., MEXX
Jewelry and Hair Accessories	ENYCE, KENSIE
Kids/Baby	CLAIBORNE, ENYCE, JUICY COUTURE, METROCONCEPTS
Legwear/Socks	AXCESS, CONCEPTS BY CLAIBORNE , ELLEN TRACY (b), ENYCE, KENSIE, LIZ CLAIBORNE, MEXX
Luggage	CLAIBORNE, CONCEPTS BY CLAIBORNE, LIZ CLAIBORNE, LIZ & CO
Men’s Accessories	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ENYCE, LUCKY BRAND
Neckwear/Scarves	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, ENYCE, KENSIE, LUCKY BRAND
Optics	AXCESS, CLAIBORNE, COMPOSITES — A CLAIBORNE CO, COMPOSITES — A LIZ CLAIBORNE CO, CONCEPTS BY CLAIBORNE , CRAZY HORSE, DANA BUCHMAN(c), ELLEN TRACY (b), JUICY COUTURE, KATE SPADE, LIZ CLAIBORNE, LIZ & CO, LUCKY BRAND, MEXX, SIGRID OLSEN (a)
Outerwear	AXCESS, CLAIBORNE, CLASSICS BY CLAIBORNE, CLASSICS BY LIZ CLAIBORNE, CONCEPTS BY CLAIBORNE , DANA BUCHMAN (c), ELLEN TRACY (b), LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN
Pants	CLAIBORNE, CONCEPTS BY CLAIBORNE
Personal and Home Care Products	LIZ CLAIBORNE, VILLAGER
School Uniforms	CLAIBORNE, LIZ CLAIBORNE
Sleepwear/Loungewear	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, KENSIE, LIZ CLAIBORNE, LUCKY BRAND, MEXX, STAMP 10, VILLAGER
Slippers	LIZ CLAIBORNE
Stationery/Paper Goods	KATE SPADE, MEXX
Sunglasses	AXCESS, CLAIBORNE, DANA BUCHMAN (c), ELLEN TRACY (b), JUICY COUTURE, KATE SPADE, KENSIE, LIZ & CO., LIZ CLAIBORNE, LUCKY BRAND, MAC & JAC, MEXX, SIGRID OLSEN (a), VILLAGER
Swimwear	JUICY COUTURE, LIZ CLAIBORNE, LIZ CLAIBORNE WOMAN, LUCKY BRAND, MEXX
Table Linens	LIZ CLAIBORNE
Tailored Clothing	AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE
Watches	AXCESS, JUICY COUTURE, KENSIE, LUCKY BRAND, MEXX
Window Treatments	LIZ CLAIBORNE

(a)	In January 2008, we announced that we were discontinuing the SIGRID OLSEN brand. We expect the closure to be completed in the first half of 2008.

(b)	In February 2008, we announced an agreement to sell substantially all of the assets and liabilities of ELLEN TRACY. The transaction is expected to close in the first half of 2008.

(c)	As discussed above, we entered into an exclusive license agreement with Kohl’s naming it as the exclusive retailer for our DANA BUCHMAN brand.

     SALES AND MARKETING
     Domestic sales accounted for approximately 68% of our 2007 and 70% of our 2006 net sales from continuing operations. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.
     International sales accounted for approximately 32% of 2007 net sales from continuing operations, as compared to 30% in 2006. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.
     Wholesale sales (before allowances) from continuing operations from both our Direct and Partnered brands segments to our 100 largest customers accounted for approximately 82% of 2007 wholesale sales (before allowances) from continuing operations (or 67% of net sales from continuing operations), as compared to approximately 79% of 2006 wholesale sales (before allowances) from continuing operations (or 66% of net sales from continuing operations). No single customer accounted for more than 7% of wholesale sales (before allowances) from continuing operations for 2007 and 2006, (or 5% of net sales from continuing operations for 2007 and 2006), except for Macy’s, Inc., which accounted for approximately 17% and 21% of wholesale sales (before allowances) from continuing operations for 2007 and 2006, respectively, or 14% and 17% of net sales from continuing operations for 2007 and 2006, respectively. See Note 11 of Notes to the Consolidated Financial Statements. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company’s domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including those in the Netherlands, Germany and the United Kingdom.
     For further information concerning our domestic and international sales, see Note 21 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview; Competitive Profile,” below.
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
     During 2007, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our brands, including our JUICY COUTURE, LIZ CLAIBORNE and LUCKY BRAND brands and our licensed DKNY® JEANS brand.
     In 2007, we continued the expansion of our domestic in-store shop and fixture programs, which is designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and in-store graphics. In-store shops operate under the following brand names: AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, DANA BUCHMAN, DKNY® JEANS, ELLEN TRACY, JUICY COUTURE, KATE SPADE, LIZ CLAIBORNE, LIZ & CO, LUCKY BRAND, MEXX, ENYCE, KENSIE, SIGRID OLSEN and VILLAGER. Our Accessories brand also offers an in-store shop and fixture program. In 2007, we installed, in the aggregate, approximately 650 in-store shops and, in 2008, we plan to install, in the aggregate, approximately 650 additional in-store shops. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Capital Resources and Liquidity.”

     We spent approximately $214 million on advertising, marketing and promotion for all of our brands in 2007, including approximately $63 million on national advertising, compared to aggregate advertising, marketing and promotion expenditures in 2006 of approximately $184 million, including approximately $51 million on national advertising.
MANUFACTURING
     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers.
     Products produced in Asia represent a substantial majority of the Company’s sales. We also source product in the United States and other regions. During 2007, several hundred suppliers, located in approximately 46 countries, manufactured our products, with the largest finished goods supplier accounting for approximately 4% of the total of finished goods we purchased. We continually seek additional qualified suppliers throughout the world for our sourcing needs and seek to allocate our production requirements to suppliers appearing to have superior capacity, quality (of product, operation and human rights compliance) and financial resources. Our purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced. We do not have any long-term, formal arrangements with any of the suppliers that manufacture our products.
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
     If we should misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A - Risk Factors” below.
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
     In addition, as we rely on independent manufacturers, a manufacturer’s failure to ship product to us in a timely manner, or to meet quality or safety standards, could cause us to miss delivery dates to our customers. Failure to make deliveries could cause customers to cancel orders, refuse deliveries or seek reduced prices, all of which could have a material adverse effect on us.
     We expect all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include standards relating to child labor, working hours, wage payments and working conditions generally. We have an ongoing program in place to monitor our suppliers’ compliance with our standards. In this regard, each year, our internal or external monitors inspect a substantial portion of our suppliers’ factories. Should we learn of a supplier’s failure to comply with our standards, we urge the supplier to act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association’s program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions worldwide. Our human rights compliance program was accredited by the Fair Labor Association in May 2005. This accreditation must be renewed every three years.
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

IMPORTS AND IMPORT RESTRICTIONS
     Virtually all of our merchandise imported into the United States, Canada and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization (“WTO”) member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement, which imposed quotas through the end of 2007. The European Union and China have announced that they will jointly monitor the volume of trade in a number of highly sensitive product categories during 2008. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business. In January 2007, the U.S. federal government imposed a Vietnam Import Monitoring Program on five broad product groups — shirts, trousers, sweaters, underwear, and swimwear — to determine whether any of those imports might be unfairly traded, due to dumping. The review period will last for the remainder of 2008 with six-month reviews of data collected. If dumping is suspected, the U.S. Government will self-initiate a dumping case on behalf of the U.S. textile industry, which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which would significantly affect our costs.
     We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.
     In light of the very substantial portion of our products that are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota, could adversely affect our operations. Although we generally expect that the elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions”, “countervailing duties” or any “anti-dumping” actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See “Item 1A — Risk Factors” below.
     Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.
     Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

DISTRIBUTION
     We distribute a substantial portion of our products through facilities we own or lease. Our principal distribution facilities are located in California, New Jersey, Ohio, Pennsylvania, Rhode Island and the Netherlands. See “Item 2 — Properties” below.
BACKLOG
     On February 15, 2008, our order book reflected unfilled customer orders for approximately $1.0 billion of merchandise, as compared to approximately $1.2 billion at February 16, 2007. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2008 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.
TRADEMARKS
     We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.
     The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products, excluding those related to brands (i) that have been disposed of or discontinued (C & C CALIFORNIA, ELISABETH, EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, LAUNDRY BY DESIGN and TAPEMEASURE), (ii) that we have announced we will be discontinuing (FIRST ISSUE, SIGRID OLSEN, STAMP 10 and TINT) and (iii) for which we have entered a definitive agreement to dispose of in connection with our strategic review (ELLEN TRACY, LINDA ALLARD ELLEN TRACY, prAna and TRACY ELLEN TRACY):

AXCESS	LIZ CLAIBORNE
CLAIBORNE	LUCKY BRAND
CONCEPTS BY CLAIBORNE	LUCKY YOU LUCKY BRAND
COUTURE COUTURE	MAC & JAC
CURVE	MARVELLA
DANA BUCHMAN (a)	MEXX
ENYCE	MONET
JACK SPADE	MONET 2
JUICY COUTURE	NARCISO RODRIGUEZ
KATE SPADE	REALITIES
KENSIE	TRIFARI
LIZ	VILLAGER
LIZ & CO	XX BY MEXX

Licensed Trademarks

DKNY® ACTIVE
DKNY® JEANS
USHER(b)

(a)	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

(b)	Refer to Note 4 of Notes to the Consolidated Financial Statements.
     In addition, we own and/or use many other logos and secondary trademarks, such as the JUICY COUTURE crest and the LUCKY BRAND clover mark, associated with the above mentioned trademarks.

     We have registered, or applied for registration of, a multitude of trademarks throughout the world, including those referenced above, for use on a variety of apparel and apparel-related products, including accessories, home furnishings, cosmetics and jewelry, as well as for retail services. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
     In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our brands, our products have from time to time been the object of counterfeiting. We have implemented an enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the U.S. and in major markets abroad.
     In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Lucky and “Juicy,” which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional brands to new markets.
COMPETITION
     Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad. We compete with numerous designers and manufacturers of apparel and accessories, and fragrances, both domestic and foreign. We compete primarily on the basis of fashion, quality and price, and our ability to compete successfully depends upon a variety of factors, including among other things our ability to:
•	anticipate and respond to changing consumer demands in a timely manner;

•	develop quality and differentiated products that appeal to consumers;

•	appropriately price products;

•	establish and maintain favorable brand name and recognition;

•	maintain and grow market share;

•	establish and maintain acceptable relationships with our retail customers;

•	provide appropriate service and support to retailers;

•	provide effective marketing support and brand promotion;

•	appropriately identify size and location of our retail stores and department store selling space;

•	protect our intellectual property; and

•	optimize our retail and supply chain capabilities.
See “Item 1A-Risk Factors”.
Within our U.S.-based, retail-focused Direct Brands segment, our principal competitors vary by brand and include the following:
•	For JUICY COUTURE: Theory, Diane Von Furstenberg, BCBG, Marc by Marc Jacobs, D&G and Vince

•	For LUCKY BRAND JEANS: Diesel, Guess, True Religion and 7 for all Mankind

•	For KATE SPADE: Coach, Cole Haan, Michael Kors and Tory Burch (Accessories)
The principal competitors of our MEXX European business include Esprit, Zara and InWear/Matinique.
     Our principal competitors in the United States for the majority of the wholesale-based Partnered Brands segment (LIZ CLAIBORNE and MONET families of brands and our licensed DKNY® JEANS and DKNY® ACTIVE brands) include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation, as well as department store private label brands. For ENYCE, competitors include Ecko, Rocawear and Sean John.

EMPLOYEES
     At December 29, 2007, we had approximately 16,500 full-time employees worldwide, as compared to approximately 17,000 full-time employees at December 30, 2006.
     In the United States and Canada, we are bound by collective bargaining agreements with UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) and with related locals. Most of the UNITE HERE represented employees are employed in warehouse and distribution facilities we operate within the United States (California, New Jersey, Ohio, Pennsylvania and Rhode Island), and in Canada (Vancouver, British Columbia, and Montreal, Quebec). The agreements with UNITE HERE expire in May 2009, other than the local agreements covering employees at our Cincinnati, Ohio facility, which expire in June 2008. Collectively, these agreements cover approximately 1,300 of our full-time employees. While relations between the Company and the union have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 180 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2010.
     We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. For a discussion regarding our recent announcement concerning a reduction in our workforce, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview; Competitive Profile,” below.
Item 1A. Risk Factors.
     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K or in any other written or oral communication made by or with the approval of any of our authorized personnel. Any of the following risks could materially adversely affect us, our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.
Risks Related to Our Business and Our Long-Term Growth Strategy
We cannot assure the successful implementation and results of the long-term strategic plan that we announced in July 2007.
     Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

•	In June 2007, we announced that we reorganized our Company into five operating segments that aggregate into two reportable segments, Direct Brands and Partnered Brands, and realigned our management structure around this new organization. There can be no assurances that such restructuring and realignment will improve our operations or our results.

•	As part of our strategic plan, we designated 16 brands for strategic review, which included possible sale, licensing or closure. There can be no assurances that we appropriately identified the appropriate brands for strategic review or that we appropriately valued the assets which we have sold or licensed to third parties. Moreover, we have not closed the previously announced sales of our prAna and ELLEN TRACY brands, and such closings are subject to a variety of closing conditions; accordingly, there can be no assurances that those transactions will in fact close.

•	Our strategic plan involves a significant expansion of our specialty retail business. The successful operation and expansion of our specialty retail business in our Direct Brands segment is subject to, among other things, our ability to successfully expand the specialty store base of our Direct Brands segment, our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our results.

•	We have announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of the Company’s wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers have been seeking differentiated product and we believe that these design agreements will enable us to distinguish our product offering. However, there can be no assurances that these arrangements will result in improved product or that the resulting products will be acceptable to our wholesale customers or consumers.

•	The successful implementation of our strategic plan will require us to evolve our supply chain system, including our product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands and the requirements of the projected growth of our retail-based Direct Brands segment. There can be no assurances that we can be successful in these efforts and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results.

•	We previously announced that our structural realignment and other initiatives would yield substantial cost savings, and that we expected such savings would drive operating margin expansion beginning in 2008. There can be no assurances that we can successfully implement the anticipated cost savings as announced on June 20, 2007.

•	Our strategic plan focuses on building strong brands through increased marketing spending. Our ability to fund such efforts is critical to the success of our strategy. Our inability to fund marketing initiatives appropriate to support our strategic plan will have a material adverse impact on our ability to achieve the growth we project in our Direct Brands segment.
We cannot assure that we can attract and retain talented highly qualified executives, or maintain satisfactory relationships with our employees, both union and non-union.
     Our success depends, to a significant extent, both upon the continued services of these individuals, as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future, including in the areas of design, merchandising, sales, supply chain, marketing, production and systems, as well as our ability to hire and train qualified retail management and associates. In addition, we will need to provide for the succession of senior management. The loss of key members of management and our failure to successfully plan for succession could disrupt our operations and our ability to successfully operate our business and execute our strategic plan.
     At the 2007 fiscal year end, we had approximately 16,500 full-time employees worldwide. We are bound by a variety of collective bargaining agreements with two unions, covering approximately 1,480 employees, mostly in our warehouse and distribution facilities. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities, particularly in light of facility closings. Any such dispute could have a material adverse impact on our business.
The success of our business depends on our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies.
     The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and taste, across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores.
     We attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle; however, in order to secure necessary materials and manufacturing facilities, we must make substantial advance commitments, often as much as five months prior to the receipt of firm orders from customers for the items to be produced. We need to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, and correctly balance the level of our fabric and/or merchandise commitments with actual customer orders. We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends and respond appropriately, and to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.
Our business could suffer if we cannot adequately establish, defend and protect our trademarks and other proprietary rights.
     We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities on a worldwide basis. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. There can be no assurances that the actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, there can be no assurances that in certain countries others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.
Our success will depend on our ability to successfully develop or acquire new product lines or enter new markets or product categories.
     We have in the past, and may, from time to time, acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. This would include our acquisition of KATE SPADE in 2006, our agreement with NARCISO RODRIGUEZ, the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands outside of better department stores. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate business development opportunities, including new product lines and markets.

•	New businesses, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors.

•	We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business.

•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business.

•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines.

•	With respect to a business where we act as licensee, such as our licensed DKNY JEANS® and DKNY ACTIVE® brands and our NARCISO RODRIGUEZ brand, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
Our ability to continue to have the liquidity necessary, through cash flow from operations and financing, may be adversely impacted by a number of factors, including the downgrading of our credit rating.
     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to invest in our supply chain and information systems, to fund investment in marketing and capital expenditures, and to fund our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund potential acquisitions and payments related to earn-out provisions of existing acquisition agreements. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities).
     We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. We can not be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
     On August 8, 2007 and September 10, 2007 Moody’s and Standard & Poor’s (“S&P”), respectively, completed a review of our credit rating. Moody’s lowered the senior unsecured debt rating to Baa3 from Baa2 and the commercial paper rating to Prime-3 from Prime-2. S&P affirmed our BBB unsecured debt rating and lowered the commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade. There can be no assurance that we will not be further downgraded by either Moody’s or S&P, and any such additional downgrade could adversely impact our ability to obtain financing in amounts needed or on terms acceptable to us, if at all.
Risks Associated With Competition and the Marketplace
The markets in which we operate are highly competitive, both within the United States and abroad.
     We face intense competitive challenges from other domestic and foreign fashion apparel and accessories producers and retailers. Competition is based on a number of factors, including the following:
•	Anticipating and responding to changing consumer demands in a timely manner;

•	Establishing and maintaining favorable brand name and recognition;

•	Product quality;

•	Maintaining and growing market share;

•	Developing quality and differentiated products that appeal to consumers;

•	Establishing and maintaining acceptable relationships with our retail customers;

•	Pricing products appropriately;

•	Providing appropriate service and support to retailers;

•	Optimizing our retail and supply chain capabilities;

•	Size and location of our retail stores and department store selling space; and

•	Protecting intellectual property.
     Any increased competition, or our failure to adequately address these competitive factors, could result in reduced sales or prices, or both, which could have a material adverse effect on us. We also believe there is an increasing focus by the department stores to concentrate an increasing portion of their product assortments within their own private label products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by department stores.
Our wholesale business is largely dependent on sales to a limited number of large U. S. department store customers, and our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry.
     Our 100 largest customers from both our Direct and Partnered Brands segments accounted for approximately 82% of 2007 wholesale sales (before allowances) from continuing operations (or 67% of net sales from continuing operations).

See “Item 1-Business-Sales and Marketing.” Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales.
     Our dependence on sales to a limited number of large U.S. department store customers is subject to our ability to respond effectively to, among other things, (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have the Company provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of the Company’s accounts receivable they represent; and (vi) the effect of any potential consolidation among one or more of these larger customers, such as the merger between Macy’s Inc. and The May Department Store Company.
     We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business or financial condition.
     We sell our wholesale merchandise primarily to major department stores across the U.S. and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business or financial condition.
Our reliance on independent manufacturers could cause delay and loss and damage our reputation and customer relationships.
     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions. During 2007, several hundred suppliers, located in approximately 46 countries, manufactured our products, with the largest finished goods supplier accounting for approximately 4% of the total of finished goods we purchased. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards and we employ independent testing for safety and content issues, there can be no assurances that we will be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.
     We require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer’s (or licensee’s) labor practices from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.
     Our arrangements with foreign suppliers are also subject generally to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely effect our operations.

Economic, Social, Political and Regulatory Risks
General economic conditions, including a downturn in the economy, may affect consumer purchases of discretionary items and fashion and retail products, which could adversely affect our sales.
     The industries in which we operate have historically been subject to cyclical variations, recessions in the general economy and future economic outlook. Our results are dependent on a number of factors impacting consumer spending including but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the level of the stock market; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
     Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we sell our products may materially adversely effect our businesses and our revenues and profits. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending.
     Fluctuations in the price, availability and quality of the fabrics or other raw materials used by us in our manufactured apparel and in the price of materials used to manufacture our footwear and accessories could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, leather and synthetics. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.
Our business is exposed to domestic and foreign currency fluctuations.
     While we generally purchase our products in U.S. dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 32% of our total sales in fiscal 2007, and such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivables levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our financial condition or results of operations.
Our international operations, including manufacturing, are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.
     We source most of our products outside the U.S. through arrangements with independent suppliers in over 46 countries. There are a number of risks associated with importing our products, including but not limited to the following:
•	Quotas imposed by bilateral textile agreements with China and non-WTO countries. These agreements limit the amount and type of goods that may be imported annually from these countries;

•	Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	The imposition of additional regulations relating to imports or exports;

•	The imposition of additional duties, taxes and other charges on imports or exports;

•	Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

•	Our ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barriers to entry;

•	Significant delays in the delivery of cargo due to security considerations;

•	The imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries, and the January 1, 2005 elimination of quota, which may significantly impact sourcing patterns (although China has agreed to safeguard quota on certain classes of apparel products through 2008 as a result of a surge in exports to the United States, political pressure will likely continue for restraint on importation of apparel).
     Any one of these factors could have a material adverse effect on our financial condition, results of operations and current business practices.
     Our ability to realize growth in new international markets and to maintain the current level of sales in our existing international markets is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; new tariffs or other barriers in some international markets; political instability and terrorist attacks; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries or markets.
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
Key Properties:

		Approximate
		Square
Location (a)	Primary Use	Footage	Leased/Owned
Mt. Pocono, Pennsylvania (b)	Apparel Distribution Center	1,230,000	Owned

North Bergen, New Jersey (c)	Offices/Apparel Distribution Center	620,000	Owned

Santa Fe Springs, California	Apparel Distribution Center	600,000	Leased

West Chester, Ohio	Apparel Distribution Center	600,000	Leased

Allentown, Pennsylvania (d)	Apparel/Non-Apparel Distribution Center	483,000	Leased

Voorschoten, the Netherlands (e)	Offices/Apparel Distribution Center	350,000	Leased

Dayton, New Jersey	Non-Apparel Distribution Center	179,000	Leased

Amsterdam, the Netherlands (e)	Offices	160,000	Leased

St. Laurent, Canada	Office/Apparel/Non-Apparel Distribution Center	160,000	Leased

Mt. Pocono, Pennsylvania	Apparel Distribution Center	150,000	Leased

Vernon, California	Offices/Apparel Distribution Center	123,000	Leased

Lincoln, Rhode Island	Non-Apparel Distribution Center	115,000	Leased

1440 Broadway, New York, NY	Offices	103,000	Leased

(a)	We also lease showroom, warehouse and office space in various other domestic and international locations.

(b)	This facility is on an 80-acre site, which we own.

(c)	In 2007, we completed the closure of our North Bergen, New Jersey apparel distribution center.

(d)	In 2008, we completed the closure of our Allentown, Pennsylvania distribution center.

(e)	These properties are used for our European operations.
     Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Capital Resources and Liquidity” and Note 11 of Notes to Consolidated Financial Statements for a discussion of this arrangement. In 2006, we completed the sale of an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama. We still maintain ownership of 80 acres of land in Montgomery, Alabama, which we are seeking to sell. In the first quarter of 2007, we completed the sale of our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture). However, we retain certain obligations with respect to the site. See “Item 3. Legal Proceedings” for a discussion of this matter.
Item 3. Legal Proceedings
     The Company’s previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and the Company submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed the Company’s submission and has requested certain modifications to the response and some minimal additional testing. The Company has submitted the modified response and additional testing results.
     The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows. (See Notes 11 and 25 of Notes to Consolidated Financial Statements).
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.
Executive Officers of the Registrant.
     Information as to the executive officers of the Company, as of February 15, 2008, is set forth below:

Name	Age	Position(s)
William L. McComb	45	Chief Executive Officer

Andrew Warren	41	Chief Financial Officer

Michael Scarpa	52	Chief Operating Officer

Jill Granoff	45	Executive Vice President — Direct Brands

David McTague	45	Executive Vice President — Partnered Brands

Roberta S. Karp	49	Senior Vice President — Business Development, Legal and Corporate Affairs

Lawrence D. McClure	59	Senior Vice President — Human Resources
     Executive officers serve at the discretion of the Board of Directors.
     Mr. McComb joined the Company as Chief Executive Officer and a member of the Board of Directors on November 6, 2006. Prior to joining the Company, Mr. McComb was a company group chairman at Johnson & Johnson. During his 14-year tenure with Johnson & Johnson, Mr. McComb oversaw some of the company’s largest consumer product businesses and brands, including Tylenol, Motrin and Clean & Clear. He also led the team that repositioned and restored growth to the Tylenol brand and oversaw the growth of J&J’s McNeil Consumer business with key brand licenses such as St. Joseph aspirin, where he implemented a strategy to grow the brand beyond the over-the-counter market by adding pediatric prescription drugs. Mr. McComb currently serves on the board of INROADS of Philadelphia and Technoserve, Inc., both not-for-profit organizations.
     Mr. Warren joined the Company in July 2007. Prior to that, he had held numerous finance positions at General Electric over the prior 18 years, including Senior Vice President and CFO for NBC Cable from January 2002 to May 2004 and Executive Vice President and Chief Financial Officer for NBC Universal Television Group from May 2004 to May 2006. Most recently, he served as Senior Operations Leader, GE Audit Staff, from May 2006 to July 2007 where he helped lead the divestiture of GE’s Plastics division.
     Mr. Scarpa joined the Company in 1983 as budget manager and served in various management positions thereafter. In 1991, Mr. Scarpa was promoted to Vice President — Divisional Controller and in 1995 he was promoted to Vice President — Financial Planning and Operations. Effective July 2000, he became Vice President — Chief Financial Officer, in July 2002 he became Senior Vice President — Chief Financial Officer, and in May 2005 he became Senior Vice President — Finance and Distribution and Chief Financial Officer. Effective January 31, 2007, Mr. Scarpa was appointed Chief Operating Officer.
     Ms. Granoff joined the Company in September 2006 as Group President — Direct-to-Consumer and was promoted to Executive Vice President — Direct Brands in June 2007. Prior to joining the Company, Ms. Granoff was President and Chief Operating Officer of Victoria’s Secret Beauty (VSB), a subsidiary of Limited Brands, where she worked from April 1999 to April 2006. Prior to her role at

VSB, Ms. Granoff worked at The Estee Lauder Companies from 1990 to 1999, culminating in her role as Senior Vice President of Strategic Planning, Finance and Information Systems for Estee Lauder Inc.
Mr. McTague joined Liz Claiborne Inc. in August 2007 as Executive Vice President of Partnered Brands. Prior to joining the Company, he was President of Converse Apparel and Accessories at NIKE, Inc. from 2005 to 2007, where he was responsible for expanding the Converse brand into a global, lifestyle brand, including premium apparel and accessories for men and women. Before that, he was President of Global Apparel and Retail, Victorinox, Swiss Army Brands from 2004 to 2005, where he oversaw design, strategy, operations, production, sales, analytical planning, retail presentation and merchandising for the label. He also served as President of Tommy Hilfiger USA Menswear from 2000 to 2004.
     Ms. Karp joined the Company in November 1986 as Legal Counsel and was promoted to Vice President, Corporate Counsel in 1988 and Vice President, General Counsel in 1992. Ms. Karp added Corporate Affairs to her responsibilities in 1996 and in 2000 she became Senior Vice President, Corporate Affairs and General Counsel. Ms. Karp assumed her current position as Senior Vice President, Business Development, Legal and Corporate Affairs in June 2007.
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

Calendar Period	High	Low
2007:

1st Quarter	$46.64	$41.96
2nd Quarter	44.77	33.44
3rd Quarter	38.45	31.19
4th Quarter	35.55	20.15

2006:

1st Quarter	$41.00	$33.76
2nd Quarter	40.76	36.90
3rd Quarter	39.74	34.06
4th Quarter	44.34	39.50
RECORD HOLDERS
     On February 15, 2008, the closing sale price of our Common Stock was $17.60. As of February 15, 2008, the approximate number of record holders of Common Stock was 5,212.
DIVIDENDS
     We have paid regular quarterly cash dividends since May 1984. Quarterly dividends for the last two fiscal years were paid as follows:

Calendar Period	Dividends Paid per Common Share
2007:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

2006:

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625
     We currently plan to continue paying quarterly cash dividends on our Common Stock. The amount of any such dividend will depend on our earnings, financial position, capital requirements and other relevant factors.

PERFORMANCE GRAPH

	2002	2003	2004	2005	2006	2007
Liz Claiborne, Inc.	100.00	120.81	146.71	125.22	152.82	71.34
S&P 500 Index	100.00	128.93	143.41	150.45	174.21	185.06
LTTP Peer Group	100.00	149.35	179.50	191.70	234.22	203.57
G-Share Peer Group	100.00	131.44	146.75	144.51	178.90	148.27

     The line graph above compares the cumulative total stockholder return on the Company’s Common Stock over a 5-year period with the return on (i) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”); (ii) an index comprised of the Company and the following 22 competitors comprising the peer group for which executive compensation practices are compared (the “LTTP Peer Group”): Abercrombie & Fitch; Ann Taylor Store Corporation; Coach, Inc.; Dillards, Inc.; The Gap, Inc.; Jones Apparel Group, Inc.; Kellwood Company (which was acquired by Sun Capital Securities Group in February 2008); Limited Brands, Inc.; Macy’s, Inc.; The May Department Stores Company (which was acquired by Federated Department Stores in August 2005); The Neiman Marcus Group, Inc. (which was acquired by Newton Acquisition Merger Sub Inc. in October 2005); NIKE, Inc.; Nordstrom, Inc; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quicksilver; Russell Corporation (which was acquired by Berkshire Hathaway in August 2006); Saks Incorporated; The Talbots, Inc.; Tiffany & Co; Tommy Hilfiger Corporation (which was acquired by Apax Partners in May 2006); and VF Corporation; and (iii) an index comprised of the Company and the following 21 competitors comprising the peer group for the Growth Share program (the “G-Share Peer Group”): Ann Taylor Stores Corporation; The Gap, Inc.; Gucci Group N.V. (which was acquired by Pinault-Printemps-Redoute in May 2004); Guess, Inc.; Haggar Corp. (which was acquired by Infinity Associates in November 2005); Hartmarx Corporation; Jones Apparel Group, Inc.; Kellwood Company (which was acquired by Sun Capital Securities Group in February 2008); Limited Brands, Inc.; Oshkosh B’Gosh, Inc. (which was acquired by Carters Inc. in July 2005); Oxford Industries, Inc.; Phillips-Van Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; Russell Corporation (which was acquired by Berkshire Hathaway in August 2006); The Talbots, Inc.; Tarrant Apparel Group; Tommy Hilfiger Corporation (which was acquired by Apax Partners in May 2006); Tropical Sportswear Int’l Corporation (which was liquidated in February 2005); V.F. Corporation; and The Warnaco Group, Inc. Returns for companies in the G-Share Peer Group and the LTPP Peer Group that have been acquired or liquidated are reflected in the graph above through the end of the year of such acquisition.
     In accordance with the SEC disclosure rules, the measurements are indexed to a value of $100 at December 28, 2002 (the last trading day before the beginning of the Company’s 2003 fiscal year) and assume that all dividends were reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about our purchases during the year ended December 29, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

					Maximum
				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares that
	Total Number			Part of Publicly	May Yet Be
	of Shares			Announced Plans or	Purchased Under the
	Purchased		Average Price	Programs	Plans or Programs
Period	(in thousands)		Paid Per Share	(in thousands)	(in thousands)(b)
December 31, 2006 - January 27, 2007	52.3	(a)	$44.08	—	$229,237
January 28, 2007 - March 3, 2007	—		—	—	229,237
March 4, 2007 - March 31, 2007	132.2	(a)	43.08	—	229,237
April 1, 2007 - April 28, 2007	0.1	(a)	43.80	—	229,237
April 29, 2007 - June 2, 2007	1,808.8	(a)	34.21	1,808.7	167,364
June 4, 2007 - June 30, 2007	547.6	(a)	35.87	547.5	147,724
July 1, 2007 - July 28, 2007	—		—	—	147,724
July 29, 2007 - September 1, 2007	1,769.9	(a)	33.95	1,769.4	87,661
September 2, 2007 - September 29, 2007	1,216.4	(a)	32.84	1,216.1	47,728
September 30, 2007 - October 27, 2007	3.0	(a)	30.89	—	47,728
October 28, 2007 - December 1, 2007	4,291.8	(a)	26.10	4,281.3	36,005 (c)
December 2, 2007 - December 29, 2007	290.0		25.02	290.0	28,749

Total year	10,112.1	(a)	$30.55	9,913.0	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion. As of February 15, 2008, the Company had $28.7 million remaining in buyback authorization under its program.

(c)	On November 12, 2007, the Company’s Board of Directors authorized the Company to purchase up to an additional $100.0 million of its Common Stock for cash in open market purchases and privately negotiated transactions.

Item 6. Selected Financial Data.
     The following table sets forth certain information regarding our operating results of operations and financial position, and is qualified in its entirety by the consolidated financial statements and notes thereto which appear elsewhere herein:
(All dollar amounts in thousands except per common share data)

	2007	2006	2005	2004	2003
Net sales	$4,577,251	$4,643,936	$4,586,187	$4,436,965	$4,057,651
Gross profit	2,165,726	2,260,239	2,199,914	2,070,704	1,831,558
Operating (loss) income	(425,813)	381,514	484,206	471,460	449,560
(Loss) income from continuing operations (a)	(370,020)	220,916	291,772	294,021	266,429
Net (loss) income	(372,798)	254,685	317,366	313,569	279,693

Working capital	794,456	796,195	848,798	871,540	836,911
Total assets	3,268,467	3,495,768	3,152,036	3,029,752	2,606,999
Long term debt	836,883	570,469	417,833	484,516	440,303
Stockholders’ equity	1,515,564	2,129,981	2,002,706	1,811,789	1,577,971

Per common share data:
Basic
(Loss) income from continuing operations	(3.71)	2.17	2.74	2.72	2.48
Net (loss) income	(3.74)	2.50	2.98	2.90	2.60
Diluted
(Loss) income from continuing operations (a)	(3.71)	2.13	2.70	2.67	2.43
Net (loss) income	(3.74)	2.46	2.94	2.85	2.55
Book value at year end	16.00	20.65	19.08	16.66	14.40
Dividends paid	0.23	0.23	0.23	0.23	0.23

Weighted average shares outstanding, basic	99,800,071	101,989,470	106,353,769	108,128,172	107,451,157
Weighted average shares outstanding, diluted (b)	99,800,071	103,482,699	107,919,303	109,886,352	109,619,241

(a)	During 2007 and 2006, we recorded charges of $78.0 million ($120.7 million pre-tax), or $0.78 per share and $51.3 million ($81.6 million pre-tax) or $0.50 per share, respectively, related to our streamlining initiatives, which are discussed in Note 14 of Notes to Consolidated Financial Statements. During 2007, we recorded non-cash impairment charges of (i) $343.1 million ($450.8 million pre-tax) or $3.44 per share related to goodwill previously recorded in our Partnered Brands segment, (ii) $22.0 million ($36.3 million pre-tax) or $0.22 per share related to our ELLEN TRACY trademark and (iii) $9.0 million ($14.9 million pre-tax) or $0.09 per share related to certain assets of our SIGRID OLSEN brand. These charges are discussed in Notes 1 and 8 of Notes to Consolidated Financial Statements.

During 2007, we also recorded additional charges related to our strategic review aggregating $49.5 million ($82.0 million pre-tax), or $0.50 per share primarily related to inventory and accounts receivable allowances associated with the termination of certain cosmetics product offerings, the closure of certain brands and various professional and consulting costs.

During 2006 and 2004, we recorded gains on the sale an equity investments of $2.2 million ($3.6 million pre-tax) or $0.02 per common share and $8.0 million ($11.9 million pre-tax) or $0.07 per common share, respectively.

(b)	Because we incurred a loss from continuing operations in 2007, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
In the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing. As such, we now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN(a), ELLEN TRACY(b), ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN(c), TRIFARI, VILLAGER, our licensed DKNY® JEANS and DKNY® ACTIVE brands, as well as our other non-Direct Brands fragrances including: CLAIBORNE, CURVE, ELLEN TRACY (b), LIZ CLAIBORNE and our licensed USHER fragrance.

(a)	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), naming Kohl’s as the exclusive retailer for our DANA BUCHMAN brand. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

(b)	On February 14, 2008, we announced an agreement to sell substantially all of assets and liabilities of ELLEN TRACY. The transaction is expected to close in the second quarter of 2008.

(c)	During 2007, we also decided to close our SIGRID OLSEN brand. We expect such closure to be completed in the first half of 2008.
In July 2007, we announced our long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of our brands. On October 4, 2007, we completed the first phase of such review by finalizing the disposal of certain assets of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. We completed the second phase of such review by disposing of certain assets and liabilities of our C&C CALIFORNIA and LAUNDRY BY DESIGN on February 4, 2008, and by entering into a definitive agreement to sell assets and liabilities of our prAna brand. The transaction is expected to close in the first quarter of 2008. The results of these brands, previously included in the Partnered Brands Segment, have been segregated and reported as discontinued operations for all periods presented (see Note 3 of Notes to Consolidated Financial Statements).
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
Competitive Profile
We operate in global fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple markets, distribution channels and geographies is critical to our success. Although our brand portfolio approach is aimed at mitigating our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our results of operations. Other key aspects of competition include quality, brand image, market share, distribution methods, price, size and location of our retail stores and department store selling space, customer service and intellectual property protection. We believe that our size and global operating capabilities can enable us to compete successfully by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products throughout the world.
Since 1999, we have acquired a number of brands in an effort to diversify our business across price points and channels and to decrease our dependence on the domestic department store channel. We have also diversified geographically, with our international operations representing 32.4% and 30.0% of total Company net sales for the years ended December 29, 2007 and December 30, 2006, respectively. In addition, we expanded our own retail business by increasing the number of doors in a variety of formats. As we expanded our brand portfolio, our management structure was based on channel and category management, and our reliance on the domestic department store channel remained significant.
After the appointment of our CEO in November 2006, we initiated a review of our operations to assess options to best allocate our resources to those brands we believe have the maximum potential for sustainable growth in sales and earnings and to best evolve our brand-focused strategy on a going forward basis. On June 20, 2007, we announced the reconfiguration of our organization and on July 11, 2007, we announced the preliminary results of our review of operations. The major elements of our strategy are as follows:
Reconfiguring our organization into two new business segments:
•	Direct Brands (comprised of our JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands); and

•	Partnered Brands (comprised of LIZ CLAIBORNE and our other owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing.
The undertaking of our strategic review of 16 specific brands in our portfolio in an effort to narrow our brand offerings to a select group that we believe we can fully resource and develop into powerful, sustaining brands:
•	On October 4, 2007, we completed the sale of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands.

•	We also announced the consolidation of our TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and the closure of our FIRST ISSUE brand.

•	On January 8, 2008, we also announced the decision to retain the ENYCE brand and to close our SIGRID OLSEN brand. We expect such closure to be completed in the first half of 2008.

•	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for our DANA BUCHMAN brand. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

•	On February 1, 2008, we announced the agreement to sell our prAna brand. We expect to close this transaction in the first quarter of 2008.

•	On February 4, 2008, we completed the sale of our former C & C CALIFORNIA and LAUNDRY BY DESIGN brands.

•	On February 14, 2008, we announced the agreement to sell our ELLEN TRACY brand. We expect to close this transaction in the second quarter of 2008.

•	The strategic review of our remaining brands, KENSIE and MAC & JAC, is scheduled to be completed by the end of the first quarter of 2008.
Implementing and maintaining a more competitive cost structure:
•	We have accelerated our structural realignment and other initiatives to achieve cost savings targets. Key actions taken included headcount reductions, the closing of three of our distribution centers, real estate rationalization and discretionary expense cuts.

•	We anticipate additional cost reductions to be realized through further staff reductions, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands:
•	We estimate committing approximately $200 million to capital expenditures, including approximately $140 million to open new stores primarily within our Direct Brands segment in 2008;

•	We are honing our organizational structure to better support the unique opportunities within our reporting units; and

•	We anticipate spending approximately $100 million in 2008 in marketing activities in support of our growth initiatives.
Developing best-in-class, retail-centric capabilities, and initiating investments to optimize our supply chain activities and accelerate the flow of goods to our stores in both retail and wholesale formats.

Market Environment
Consumers have migrated, and are continuing to migrate, away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. This factor, combined with the complexities and impacts of the ongoing retail industry consolidation and changes in the domestic department store business model, including the continued increase in their emphasis on private label offerings, has presented a multitude of challenges for us in the sector for a number of years. As our larger department store customers have been focusing on inventory productivity and product differentiation to gain competitive market share, improve natural margins, reduce their dependency on vendor margin support and improve cash flows, they have executed, and we believe will continue to execute, their buying activities very cautiously and conservatively, while aggressively growing their private label businesses. Over the past few years, this operating environment has adversely affected the results of our wholesale-based brands.
Apparel and non-apparel retailers, in general, including many of our major customers, have reported disappointing holiday season comparable store sales. Accordingly, we continue to be cautious about the near-term retail environment as evidenced by the slowdown in consumer spending, which reflects the recent deterioration in the macro-economic environment in the U.S., as well as abroad.
This uncertain environment has been a driver in our acceleration of our strategic reviews of the brands mentioned above and the ultimate outcomes for those brands as well as in our acceleration of our streamlining initiatives.
In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macro-economic environment and challenging market conditions, execute on our strategic vision, including evolving our retail capabilities, attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve and sourcing the manufacture of and distributing our products on a competitive and efficient basis and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices as are set forth under “Statement Regarding Forward-Looking Statements” and those set forth under the heading “Item 1A — Risk Factors.”
Operating Overview
Our 2007 results from continuing operations reflected the following pre-tax items:
•	Expenses associated with our streamlining initiatives and our strategic review of approximately $120.7 million and $41.4 million, respectively;

•	Non-cash charges associated with the impairment of our ELLEN TRACY trademark of approximately $36.3 million;

•	Non-cash charges associated with the impairment of goodwill in the Partnered Brands segment of approximately $450.8 million; and

•	Expenses associated with the elimination of certain cosmetics product offerings of approximately $34.4 million.
Additionally, disappointing results in our Partnered Brands segment reflected:
•	Increased retailer markdowns driven by significant promotional activity before year-end; and

•	Aggressive liquidation of excess inventories across all brands.
As a result of the sale or probable sale of brands under strategic review in our Partnered Brands segment and the decline in the actual and projected performance and cash flows of such segment, we determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this evaluation, we considered declines in the Company’s market value, which began in the second half of 2007. As a result, we determined that the goodwill of our Partnered Brands segment, was impaired and recorded a pretax impairment charge of $450.8 million during the fourth quarter of 2007 (see Note 1 and Note 8 of Notes to Consolidated Financial Statements).

2007 Overall Results
Net Sales
Net sales in 2007 were $4.577 billion, a decrease of 1.4%, compared to 2006 net sales.
The sales results reflected decreased sales in the Partnered Brands Segment, primarily resulting from decreases in our LIZ CLAIBORNE, DANA BUCHMAN, SIGRID OLSEN, ELLEN TRACY and Men’s apparel businesses, partially offset by growth in certain regions in which our Direct Brands segment operates and the impact in 2007 of the recently acquired KATE SPADE and NARCISO RODRIGUEZ brands. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the euro and Canadian dollar, in our international businesses, increased sales by approximately $115.7 million during 2007.
Gross Profit and (Loss) Income from Continuing Operations
Our gross profit decreased to 47.3% of net sales in 2007 as compared to 48.7% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment primarily due to higher levels of retailer support, increased sales to the off-price channel and inventory markdowns in our cosmetics business, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. We recorded a net loss from continuing operations of $370.0 million in 2007 as compared to income from continuing operations of $220.9 million in 2006, reflecting the gross profit items noted herein, as well as an after-tax goodwill impairment charge of $343.1 million, after-tax expenses associated with our streamlining initiatives of $78.0 million, as well as the impact of decreased sales in our Partnered Brands Segment.
Balance Sheet
We ended 2007 with a net debt position of $682.0 million as compared to $397.6 million at 2006 year-end. We generated $273.9 million in cash from operations during fiscal 2007 and increased our net debt position by $284.4 million, which enabled us to fund $48.3 million of acquisition-related payments, our 2007 share repurchase of $300.5 million and our capital expenditures of $181.0 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $53.0 million.
International Operations
Revenues for the last five years are presented on a geographic basis as follows:

In thousands	2007	2006	2005	2004	2003
Domestic	$3,092,752	$3,249,001	$3,324,482	$3,306,702	$3,121,150
International	1,484,499	1,394,935	1,261,705	1,130,263	936,501
Total Company	$4,577,251	$4,643,936	$4,586,187	$4,436,965	$4,057,651
In 2007, sales from our international operations represented 32.4% of our net sales, compared to 23.1% in 2003, primarily due to growth of MEXX Europe and MEXX Canada and, to a lesser extent, expansion of the MONET brand. We expect our international sales to continue to represent a significant portion of our overall sales. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. In 2007, the impact of foreign currency exchange rates represented $115.7 million of the increase in international sales compared to $28.0 million of the increase in international sales in 2006. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Acquisitions
On May 18, 2007, we acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the Narciso Rodriguez business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. We believe the addition of NARCISO RODRIGUEZ provides an opportunity to build a broad business in the luxury designer category (a category in which we did not previously participate) that is sold in partnership-oriented, upscale retailers. We allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands segment was subsequently written off as part of our fourth quarter 2007 non-cash impairment charge and deducted for tax purposes. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As we maintain control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On December 13, 2006, we acquired 100 percent of the equity of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and

JACK SPADE® brands. We believe the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides considerable opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. We allocated $74.9 million of purchase price to the value of trademarks and trade names associated with the business, $6.5 million to the value of customer relationships, $2.6 million to the value of beneficial leases and $36.0 million to goodwill. The trademarks and tradenames are deemed to have indefinite lives and are subject to an annual impairment test. The value of customer relationships and beneficial leases are being amortized over 14 years and from 2 to 9 years, respectively. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.
The prAna acquisition agreement requires us to make contingent payments to the former owners of prAna based on certain performance parameters of prAna over a pre-determined time frame. In connection with the sale of the prAna brand, we agreed to satisfy such contingent obligation for $18.4 million, which will be paid concurrently with the closing of the sale of the prAna brand and will be recorded as an expense within our Consolidated Statement of Operations in 2008.
On April 7, 2003, we acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and as increases to goodwill. The 2008 payment of $72.9 million will be made in the first half of 2008 based on a multiple of Juicy Couture’s 2007 earnings, and has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2007, January 17, 2006 and January 28, 2005, we paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, we entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. We will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5.0 million each. We recorded the present value of fixed amounts owed of $14.0 million in Accrued expenses and Other non-current liabilities. As of December 29, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million that will be made in the first half of 2008 based on a multiple of Lucky Brand’s 2007 earnings, which we have accounted for as additional purchase price and (ii) the 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of $9-12 million.

RESULTS OF OPERATIONS
We present our results based on the two reportable segments discussed in the Overview section, as well as on the following geographic basis based on selling location:
•	Domestic: wholesale customers, licensees, Company specialty retail and outlet stores located in the United States and our e-commerce sites; and

•	International: wholesale customers, licensees, Company specialty retail, outlet stores and concession stores located outside of the United States, primarily in our European and Canadian operations.
All data and discussion with respect to our segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable intercompany eliminations.
2007 vs. 2006
The following table sets forth our operating results for the year ended December 29, 2007 (52 weeks), compared to the year ended December 30, 2006 (52 weeks):

	Years ended		Variance
	December 29,	December 30,
Dollars in millions	2007	2006	$	%
Net Sales	$4,577.3	$4,643.9	$(66.6)	(1.4)%

Gross Profit	2,165.7	2,260.2	(94.5)	(4.2)%

Selling, general & administrative expenses	2,104.4	1,878.7	225.7	12.0%

Trademark impairment	36.3	—	36.3	*

Goodwill impairment	450.8	—	450.8	*

Operating (Loss) Income	(425.8)	381.5	(807.3)	*

Other (expense) income, net	(4.4)	5.4	(9.8)	*

Interest expense, net	(42.2)	(34.9)	(7.3)	(20.9)%

(Benefit) provision for income taxes	(102.4)	131.1	(233.5)	*

(Loss) Income from Continuing Operations	(370.0)	220.9	(590.9)	*

Income from discontinued operations, net of tax	4.5	33.8	(29.3)	86.7%

Loss on disposal of discontinued operations, net of tax	(7.3)	—	(7.3)	*

Net (Loss) Income	$(372.8)	$254.7	$(627.5)	*

*	Not meaningful.
Net Sales
Net sales for 2007 were $4.577 billion, a decrease of 1.4%, as compared to net sales for 2006. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar and the euro, in our international businesses increased net sales by approximately $115.7 million during the year. Net sales data are provided below:
•	Direct Brands net sales were $2.258 billion, increasing $373.9 million, or 19.8%, reflecting the following:
–	Net sales for MEXX were $1.252 billion, a 7.8% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $1.153 billion, a (0.7%) decrease as compared to 2006, primarily due to decreases in our MEXX Europe retail operations, partially offset by increases in our MEXX Canada retail businesses.
—	We ended 2007 with 138 specialty stores, 84 outlets and 313 concessions, reflecting the net addition over the last 12 months of 10 specialty stores, 2 outlet stores and 23 concession stores;

—	Average retail square footage in 2007 was approximately 1.331 million square feet, a 4.7% increase compared to 2006;

—	Sales productivity was $433 per average square foot as compared to $449 for fiscal 2006;

—	Comparable store sales in our MEXX Company-owned stores decreased by 2.0% overall, primarily due to a decrease in our MEXX Europe business, partly offset by an increase in our MEXX Canada business; and

—	A $98.7 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.
–	Net sales for LUCKY BRAND were $421.6 million, a 9.8% increase compared to 2006, primarily driven by increases in Domestic retail operations partially offset by declines in the cosmetics business.
—	We ended 2007 with 171 specialty stores and 15 outlet stores, reflecting the net addition over the last 12 months of 36 specialty stores and 8 outlet stores;

—	Average retail square footage in 2007 was approximately 391 thousand square feet, a 32.2% increase compared to 2006;

—	Sales productivity was $587 per average square foot as compared to $641 for fiscal 2006; and

—	Comparable store sales in our Company-owned stores were flat for 2007.
–	Net sales for JUICY COUTURE were $493.8 million, a 48.7% increase compared to 2006, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).
—	We ended 2007 with 37 specialty stores and 15 outlet stores, reflecting the net addition over the last 12 months of 19 specialty stores and 6 outlet stores;

—	Average retail square footage in 2007 was approximately 118 thousand square feet, a 170.0% increase compared to 2006;

—	Sales productivity was $1,158 per average square foot as compared to $1,059 for fiscal 2006; and

—	Comparable store sales in our Company-owned stores increased by 23.0% in 2007.
–	Net sales for KATE SPADE (acquired in December 2006) were $90.5 million, an $84.5 million increase compared to 2006.
—	We ended 2007 with 26 specialty retail stores and 13 outlet stores;

—	Average retail square footage in 2007 was 68 thousand square feet; and

—	Sales productivity was $631 per average square foot in 2007.
Comparable Company-owned store sales are calculated as follows:
—	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

—	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

—	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

—	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

—	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $2.319 billion, a decrease of $440.6 million or 16.0%, reflecting:
–	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment continued to adversely affect our Partnered Brands segment, and contributed to reduced sales in 2007 for the following brands: LIZ CLAIBORNE, SIGRID OLSEN (closing in the first half of 2008), Cosmetics (due to reduced distribution and increased returns resulting from the closure of certain brands), CLAIBORNE, MONET, FIRST ISSUE (which closed in early 2008), ELLEN TRACY (which we have agreed to sell in a transaction that is expected to close in the second quarter of 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008, with current operations expected to close in the first half of 2008 and the licensed offering expected to be launched no later than the first quarter of 2009), licensed DKNY® Jeans and ENYCE. The sales decline also reflects the elimination of our CITY UNLTD. and CRAZY HORSE brands, partially offset by the addition of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands and the launch of our licensed USHER fragrance; and

–	The impact of fluctuations in foreign currency exchange rates, which increased sales by $15.9 million primarily related to our LIZ CLAIBORNE and MONET operations in Europe and Canada.

Viewed on a geographic basis, Domestic net sales decreased by $156.2 million or 4.8%, to $3.093 billion, reflecting decreases in our Partnered Brands segment, partially offset by increases in our Direct Brands segment primarily due to growth in JUICY COUTURE and the inclusion of KATE SPADE (acquired in December of 2006). International net sales increased $89.6 million or 6.4%, to $1.485 billion. The increase in international sales reflected the impact of fluctuations in foreign currency exchange rates, which increased sales by approximately $115.7 million, as well as increases in our MEXX Canada retail business partially offset by decreases in our MEXX Europe business.
Gross Profit
Gross profit in 2007 was $2.166 billion, a $94.5 million decrease as compared to 2006. Gross profit as a percentage of net sales decreased to 47.3% in 2007 as compared to 48.7% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support, the aggressive liquidation of excess inventories across all brands, as well as costs associated with the elimination of certain cosmetics product offerings, partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $67.1 million due to the impact of fluctuations in foreign currency exchange rates on our international businesses. Warehousing activities, including receiving, storing, picking, packing and general warehousing charges, are included in selling, general and administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $225.7 million or 12.0%, to $2.104 billion in 2007 over 2006. The SG&A increase reflected the following:
•	The inclusion of $55.8 million of expenses related to KATE SPADE (acquired in December 2006) and NARCISO RODRIGUEZ (acquired in May 2007);
•	The inclusion of $21.2 million of expenses related to our licensed USHER fragrance;
•	An $85.2 million increase primarily resulting from the retail expansion in our Direct Brands segment;
•	A $63.5 million increase due to the impact of changes in foreign currency exchange rates on our international operations;
•	A $50.0 million increase due to incremental costs associated with streamlining activities and the inclusion of expenses resulting from our strategic review in 2007; and
•	A net decrease of $50.0 million associated with other SG&A items.
SG&A as a percent of net sales was 46.0% in 2007, compared to 40.5% in 2006, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities, expenses associated with the strategic review of our brand portfolio as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Trademark Impairment
Non-cash charges totaling $36.3 million were recorded as a result of the impairment of the ELLEN TRACY trademark due to decreases in sales projections over the next few years.
Goodwill Impairment
A non-cash charge of $450.8 million was recorded in the Partnered Brands segment reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows in the segment.
Operating (Loss) Income
Operating loss for 2007 was $425.8 million, a decrease of $807.3 million as compared to 2006. This decrease includes the impact of the non-cash impairment charges discussed above of $487.1 million in the Partnered Brand Segment. Operating loss as a percent of net sales was (9.3%) in 2007 compared to income of 8.2% in 2006. The impact of changes in foreign currency exchange rates on our international operations added $3.6 million to operating income for the year. Operating income by segment is provided below:
•	Direct Brands operating income increased to $206.2 million (9.1% of sales) in 2007 compared to operating income of $205.6 million (10.9% of sales) in 2006, as a result of growth in our JUICY COUTURE brand and the impact of foreign currency exchange rates in our international operations, partially offset by reduced income in our LUCKY BRAND operations as a result of expenses associated with brand building and reduced income in our MEXX Europe retail operations.

•	The Partnered Brands operating loss for the year was $632.0 million ((27.2) % of net sales), compared to operating income of $175.9 million (6.4% of net sales) in 2006. This decrease is due to lower sales (primarily in brands under strategic review) and increased retailer support, expenses associated with the elimination of certain cosmetics product offerings, an increase in expenses associated with our streamlining initiatives, expenses associated with the strategic review of our brands, as well as the Partnered Brands goodwill and ELLEN TRACY trademark non-cash impairment charges.
On a geographic basis, Domestic recorded an operating loss of $476.8 million, a decrease of $783.0 million. The Domestic decrease predominantly reflected reduced income in our Partnered Brands segment and the impact of the non-cash impairment charges discussed above, partially offset by an increase in the domestic operations of our Direct Brands segment. International operating income decreased $24.3 million or 32.3% to $51.0 million. The International decrease primarily reflected reduced income in our Partnered Brands segment primarily from our LIZ CLAIBORNE and MONET European brands, as well as our Direct Brands European retail business, partially offset by the impact of $3.6 million of foreign currency exchange rates in our international businesses.
Other Income (Expense), Net
In 2007, other income (expense), net was $(4.4) million of expense compared to $5.4 million of income in 2006. In 2007, net other (expense) income was primarily comprised of $3.7 million of foreign currency transaction losses and $1.1 million of minority interest (see “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest), partially offset by a $0.4 million realized gain from the sale of certain equity investments. In 2006, net other income (expense) was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments and foreign currency transaction gains of $3.0 million, partially offset by $1.2 million of minority interest.
Interest Expense, Net
Net interest expense in 2007 was $42.2 million, compared to $34.9 million in 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including share repurchases and acquisitions. Net interest expense includes $10.3 million and $4.4 million of interest income in 2007 and 2006, respectively.
(Benefit) Provision for Income Taxes
Income taxes in 2007 decreased by $233.5 million to an income tax benefit of $(102.4) million as compared to a tax expense of $131.1 million in 2006. Tax expense decreased by $107.7 million as a result of the goodwill impairment charge. The tax rate benefit resulting from the goodwill impairment charge was less than the statutory rate as a significant portion of the goodwill impairment charge is non-deductible. The resulting effective tax rate benefit on the pre-tax loss from continuing operations was 21.7% in 2007 as compared to 37.2% of pre-tax income in 2006.
(Loss) Income from Continuing Operations
Loss from continuing operations in 2007 was $(370.0) million and Income from continuing operations in 2006 was $220.9 million, or 4.8% of net sales. EPS from continuing operations decreased to $(3.71) in 2007 from diluted EPS of $2.13 in 2006. We incurred a loss from continuing operations in 2007, therefore outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations in 2007 decreased to $4.5 million, from $33.8 million in 2006 due to (i) decreased performance of the brands comprising our discontinued operations in 2007 and (ii) the inclusion of the results of EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE for nine months in 2007, but for the entire year in 2006 (these brands were disposed on October 4, 2007). EPS from discontinued operations decreased to $0.04 in 2007 from $0.33 in 2006.
Loss on Disposal of Discontinued Operations, Net of Tax
Loss on disposal of discontinued operations in 2007 was $7.3 million, or $(0.07) per common share reflecting the estimated difference between the carrying value of the assets sold and their estimated fair values less costs to dispose, including transaction costs.
Net (Loss) Income
The net loss recorded in 2007 was $(372.8) million as compared to net income of $254.7 million in 2006, or 5.5% of net sales. EPS decreased to $(3.74) in 2007, from $2.46 in 2006. These decreases primarily reflect the after-tax impact of the non-cash goodwill and trademark impairment charges of $365.1 million ($(3.66) per share) and the operating loss incurred in our Partnered Brands segment.

2006 vs. 2005
The following table sets forth our operating results for the year ended December 30, 2006 (52 weeks), compared to the year ended December 31, 2005 (52 weeks):

	Year ended		Variance
	December 30,	December 31,
Dollars in millions	2006	2005	$	%

Net Sales	$4,643.9	$4,586.2	$57.7	1.3%

Gross Profit	2,260.2	2,199.9	60.3	2.7%

Selling, general & administrative expenses	1,878.7	1,715.7	163.0	9.5%

Operating Income	381.5	484.2	(102.7)	(21.2)%

Other income (expense), net	5.4	(2.3)	7.7	334.8%

Interest expense, net	(34.9)	(31.8)	(3.1)	(9.7)%

Provision for income taxes	131.1	158.3	(27.2)	(17.2)%

Income from Continuing Operations	220.9	291.8	(70.9)	(24.3)%

Income from discontinued operations, net of tax	33.8	25.6	8.2	32.0%

Net Income	$254.7	$317.4	$(62.7)	(19.8%)
Net Sales
Net sales for 2006 were $4.644 billion, an increase of $57.7 million, or 1.3%, over net sales for 2005. The impact of fluctuations in foreign currency exchange rates on our international businesses increased net sales by approximately $28.0 million during the year. Net sales data are provided below:
•	Direct Brands net sales were $1.884 billion increasing $258.7 million, or 15.9%, reflecting the following:
–	Net sales for MEXX were $1.162 billion, a 9.8% increase compared to 2005, primarily due to increases in our MEXX Europe retail and wholesale businesses (due to volume growth as a result of new specialty retail customers), as well as increases in our MEXX Canada retail business.
—	We ended 2006 with 128 specialty stores, 82 outlets and 290 concessions, primarily reflecting the net addition over the last 12 months of 5 specialty retail stores and one outlet store;

—	Average retail square footage in 2006 was approximately 1.271 million square feet, a 5.9% increase compared to 2005;

—	Sales productivity was $449 per average square foot as compared to $409 for fiscal 2005;

—	Comparable store sales in our MEXX Company-owned stores increased by 1.8% overall, primarily the result of an increase in our Canadian specialty retail business, partly offset by a decrease in our Canadian outlet business; and

—	A $20.0 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses.
–	Net sales for LUCKY BRAND were $384.1 million, a 22.5% increase compared to 2005, primarily driven by increases in retail and wholesale non-apparel.
—	We ended 2006 with 135 specialty stores and 7 outlet stores, reflecting the net addition over the last 12 months of 29 specialty stores and one outlet store;

—	Average retail square footage in 2006 was approximately 296 thousand square feet, a 26.3% increase compared to 2005;

—	Sales productivity was $641 per average square foot as compared to $637 for fiscal 2005; and

—	Comparable store sales in our Company-owned stores increased by 5.3% in 2006.

–	Net sales for JUICY COUTURE were $332.2 million, a 31.0% increase compared to 2005, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).
—	We ended 2006 with 18 specialty stores and 9 outlet stores, reflecting the net addition over the last 12 months of 15 specialty stores and 7 outlet stores;

—	Average retail square footage in 2006 was approximately 44 thousand square feet, a 504.4% increase compared to 2005;

—	Sales productivity was $1,059 per average square foot as compared to $1,318 for fiscal 2005, as the brand evolved from a very limited to a broader distribution (27 stores); and

—	Comparable store sales in our Company-owned stores increased by 18.9% in 2006.
–	Net sales for KATE SPADE (acquired in December 2006) were $6.0 million. We ended 2006 with 20 specialty retail stores and 4 outlet stores.
•	Partnered Brands net sales were $2.760 billion, a decrease of $201.0 million or 6.8%, reflecting:
–	A $231.9 million net decrease primarily reflecting our department store customers’ focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows, as they execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment adversely affected our Partnered Brand segment and contributed to reduced sales for the following brands: LIZ CLAIBORNE, SIGRID OLSEN, ELLEN TRACY, CLAIBORNE, FIRST ISSUE, MONET, DANA BUCHMAN and AXCESS men’s. The sales decline also reflects the elimination of our CITY UNLTD. and CRAZY HORSE brands which is being replaced in 2007 by LIZ & CO., partly offset by growth in our licensed DKNY® Jeans (due to volume growth primarily due to additional points of sale, and ENYCE (due to increased demand);

–	The impact of $35.2 million of sales from our acquisition of MAC & JAC;

–	The inclusion in 2005 of a $12.3 million reimbursement from a customer of improperly collected markdown allowance; and

–	Fluctuations in foreign currency exchange rates increased sales by $8.0 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $75.5 million, or 2.3%, to $3.249 billion, reflecting declines in the domestic operations of our Partnered Brands segment partially offset by increases in our domestic Direct Brands segment. International net sales increased $133.2 million, or 10.6%, to $1.395 billion. The international increase reflected increases in our MEXX Europe and Canadian retail operations in our Direct Brand Segment. Fluctuations in foreign currency exchange rates increased international sales by approximately $28.0 million.
Gross Profit
Gross profit increased $60.3 million, or 2.7%, to $2.260 billion in 2006 over 2005. $16.1 million of the increase in gross profit is due to the impact of changes in foreign currency exchange rates on our international businesses. Gross profit as a percent of net sales increased to 48.7% in 2006 from 48.0% in 2005, reflecting the impact of a changing mix within our portfolio, partially offset by a decreased gross profit rate in our Partnered Brands segment and the impact of the $12.3 million (0.3% of net sales) reimbursement in 2005 from a customer of improperly collected markdown allowances. The change in mix primarily reflected an increased proportion of sales from our Direct Brands segment, which runs at a higher gross profit rate than the Company average, and a decreased proportion of sales from our Partnered Brands segment, which runs at a lower gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $163.0 million, or 9.5%, to $1.879 billion in 2006 over 2005 and as a percent of net sales increased to 40.5% in 2006 from 37.4%. The SG&A increase reflected the following:
•	The inclusion of $18.4 million of expenses from our acquisitions of MAC & JAC and KATE SPADE;
•	A $96.4 million increase primarily resulting from the retail expansion of our Direct Brands Segment;
•	A $13.7 million increase due to the impact of fluctuations in foreign currency exchange rates on our international operations;
•	$81.6 million of expenses primarily consisting of employee severance costs, lease termination costs and fixed asset write-downs, offset by savings of $28.2 million associated with our streamlining initiatives;
•	$14.9 million of reinvestment in marketing and in-store activities of realized savings from our streamlining initiatives; and
•	A $33.8 million net decrease in Partnered brands and corporate expenses primarily reflecting reduced incentive compensation expense.

The increased SG&A rate primarily reflected net expenses associated with our business streamlining initiatives and the increased proportion of expenses related to our Direct Brands segment, which runs at a higher SG&A rate than the Company average, as described above, in addition to reduced expense leverage resulting from the decreased proportion of expenses related to our Partnered Brands segment, which runs at a lower SG&A rate than the Company average.
Operating Income
Operating income was $381.5 million (8.2% of net sales) in 2006 compared to $484.2 million (10.6% of net sales) in 2005. The decrease is primarily attributable to $81.6 million of expenses associated with our streamlining initiatives, the $12.3 million reimbursement in 2005 from a customer of improperly collected markdown allowances, as well as the impact of reduced wholesale apparel sales, partially offset by decreased wholesale and corporate expenses. Operating income increased by $2.3 million in 2006 due to the impact of changes in foreign currency exchange rates on our international businesses. Operating income by business segment is provided below:
•	Direct Brands operating income was $205.6 million decreasing $37.1 million, or 15.3%, as a result of reduced income in our MEXX Europe retail and wholesale operations partially offset by growth in our LUCKY BRAND and MEXX Canada operations. The impact of foreign currency exchange rates in our international business increased operating income by $2.6 million.
•	The Partnered Brands operating income for 2006 was $175.9 million (6.4% of net sales), compared to operating income of $241.5 million (8.2% of net sales) in 2005. The decline was a result of lower sales and increased retailer support as well as an increase in expenses associated with our streamlining initiatives and the inclusion in 2005 of $12.3 million from a customer of improperly collected markdown allowances.
Viewed on a geographic basis, Domestic operating income decreased by $70.5 million, or 18.7%, to $306.2 million predominantly reflecting the reduced income in our Partnered Brands segment and the expenses associated with our streamlining initiatives. International operating income decreased $32.2 million, or 30.0%, to $75.3 million. The international decrease reflected decreased profitability in our MEXX European retail business and expenses associated with our streamlining initiatives.
Other Income (Expense), Net
In 2006, Other income (expense), net was $5.4 million of income compared to $2.3 million of expense in 2005. In 2006, net other income (expense) was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments and foreign currency transaction gains of $3.0 million, partially offset by $1.2 million of minority interest expense. (See “Financial Position, Capital Resources and Liquidity — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining LUCKY BRAND minority interest). In 2005, Other income (expense), net was primarily comprised of $1.8 million of minority interest expense.
Interest Expense, Net
Net interest expense in 2006 was $34.9 million, compared to $31.8 million in 2005, both of which were principally related to borrowings incurred to finance our strategic initiatives, including acquisitions. Net interest includes $4.4 million and $2.6 million of interest income in 2006 and 2005, respectively.
Provision for Income Taxes
The income tax rate in 2006 increased to 37.2% from 35.2% in 2005. Taxes on earnings were affected by the impact of discrete tax events as well as a shift in earnings to jurisdictions with higher statutory tax rates.
Income from Continuing Operations
Income from continuing operations in 2006 decreased to $220.9 million, or 4.8% of net sales, from $291.8 million in 2005, or 6.4% of net sales. EPS from continuing operations decreased to $2.13 in 2006 from $2.70 in 2005.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations in 2006 increased to $33.8 million, from $25.6 million in 2005. Diluted EPS from discontinued operations increased to $0.33 in 2006 from $0.24 in 2005.
Net Income
Net income decreased in 2006 to $254.7 million, or 5.5% of net sales, from $317.4 million in 2005, or 6.9% of net sales. EPS decreased to $2.46 in 2006, from $2.94 in 2005, a 16.3% decrease. The impact of the 2005 reimbursement from a customer of improperly collected markdown allowances was approximately $8.0 million, net of taxes, which increased EPS in 2006 by $0.07. Our average diluted shares outstanding decreased by 4.4 million shares in 2006 on a year-over-year basis to 103.5 million as a result of the repurchase of common shares, partially offset by the exercise of stock options and the effect of dilutive securities. Shares repurchased during 2006 increased EPS by approximately $0.03 in 2006.

FORWARD OUTLOOK
We remain confident that the strategies we outlined in July 2007 will drive sustained long-term improvement in operating performance, however, we have observed the significant recent deterioration in the macroeconomic environment in the U.S. and abroad, causing a notable slowdown in consumer spending. In this environment, department store traffic and profitability are more difficult to forecast.
Facing these challenges, we are planning our business conservatively, projecting fiscal 2008 EPS in the range of $1.50 — $1.70, which excludes the results of the following brands for which we have completed the strategic review: TAPEMEASURE, INTUITIONS, J.H. COLLECTIBLES, EMMA JAMES, FIRST ISSUE, C&C CALIFORNIA, LAUNDRY BY DESIGN and SIGRID OLSEN; expenses associated with expected additional streamlining initiatives in 2008; and the potential impact of any acquisition, additional divestiture or share repurchases. We will continue to monitor the environment closely as we progress through the year.
All of these forward-looking statements exclude the impact of any future acquisitions or additional stock repurchases. The foregoing forward-looking statements are qualified in their entirety by reference to the risks and uncertainties set forth under the headings “STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” and “Item 1A—Risk Factors.”
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements. Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to invest in our supply chain and information systems, to fund investment in marketing and capital expenditures and to fund our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund potential acquisitions and payments related to earn-out provisions of recent acquisition agreements. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On November 12, 2007 and May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $100 million and $250 million, respectively, of our common stock for cash in open market purchases and privately negotiated transactions. As of February 15, 2008, we had $28.7 million remaining in buyback authorization under the share repurchase program.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). We anticipate that cash flows from operations, our bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. On August 8, 2007 and September 10, 2007 Moody’s and Standard & Poor’s (“S&P”), respectively, completed a review of our credit rating. Moody’s lowered the senior unsecured debt rating to Baa3 from Baa2 and the commercial paper rating to Prime-3 from Prime-2. S&P affirmed our BBB unsecured debt rating and lowered the commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade.
2007 vs. 2006
Cash and Debt Balances. We ended 2007 with $205.7 million in cash and marketable securities, compared to $195.1 million at the end of 2006 and with $887.7 million of debt outstanding, compared to $592.7 million at the end of 2006. This $284.4 million increase in our net debt (total debt less cash and marketable securities) position on a year-over-year basis is primarily attributable to $300.5 million in share repurchases, $181.0 million in capital and in-store expenditures, $48.3 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $53.0 million), partially offset by cash flows from operations for the last twelve months of $273.9 million. We ended the year with $1.516 billion in stockholders’ equity, giving us a total debt to total capital ratio of 36.9% at the end of 2007, compared to $2.130 billion in stockholders’ equity at the end of 2006 with a total debt to capital ratio of 21.8%.
Accounts Receivable decreased $58.9 million, or 11.8%, at year-end 2007 compared to year-end 2006, primarily due to a $127.1 million reduction in receivables in our Partnered Brands segment due to reduced sales, and the impacts of brands sold, discontinued or classified as held for sale during 2007, as well as decreases in the fragrance operations of both our Direct Brands and Partnered Brands segments, partially offset by increases in our Direct Brands segment and the inclusion of an additional $3.9 million of receivables from our acquired KATE SPADE and NARCISO RODRIGUEZ brands. The year-over-year change in foreign currency exchange rates primarily relates to the strengthening of the euro, which increased accounts receivable by $19.6 million.
Inventories decreased $52.6 million, or 8.9% at year-end 2007 compared to year-end 2006, primarily due to the impact of brands sold, discontinued, or classified as held for sale during 2007, as well as aggressive liquidation and write-downs resulting from our decision to exit certain cosmetics product offerings, partially offset by increases due to retail expansion in our Direct Brands segment and the increase in our LIZ & CO. and CONCEPTS BY CLAIBORNE brands. Foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro, increased inventories by $20.2 million. Our average inventory turnover for 2007 was 3.9 times compared to 4.2 times in 2006. The reduction in inventory turnover is attributable to retail expansion in our Direct Brands Segment as retail inventories turnover at a slower rate.
Borrowings under our revolving credit facility and other credit facilities peaked at $473.7 million during 2007; at year-end 2007, our borrowings under these facilities were $348.0 million.
Net cash provided by operating activities was $273.9 million in 2007, compared to $394.0 million in 2006. This $120.1 million decrease was primarily due to reduced net income offset by changes in accounts receivable due to reduced shipments in our Partnered Brands segment as well as inventory reductions in our Partnered Brands segment.
Net cash used in investing activities was $219.9 million in 2007, compared to $435.4 million in 2006. Net cash used in 2007 primarily reflected $181.0 million for capital and in-store expenditures and $48.3 million in acquisition-related payments. Net cash used in 2006 primarily reflected $266.8 million in acquisition-related payments and $181.1 million for capital and in-store expenditures, partially offset by proceeds from the sale of equity investments and the sale of property and equipment.
Net cash used in financing activities was $37.2 million in 2007, compared to $89.8 million in 2006. The $52.6 million year-over-year decrease in use of cash primarily reflected a $359.9 million increase in proceeds from short-term borrowings, partly offset by a $126.4 million increase in cash used for stock repurchases, a $164.2 million decrease in proceeds from commercial paper and an $18.8 million decrease in proceeds from the exercise of stock options.
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
Accounts receivable increased $83.2 million, or 20.0%, at year-end 2006 compared to year-end 2005, primarily due to increased shipments in our domestic non-apparel businesses of both our Direct Brands and Partnered Brands segments and the timing of shipments in the fourth quarter of 2006 and 2005, the inclusion of $13.0 million of receivables from our acquired prAna, MAC & JAC and KATE SPADE brands, the impact of foreign currency exchange rates of $15.3 million primarily related to the strengthening of the euro, partially offset by a $5.9 million reduction in receivables in our domestic Partnered Brands segment.
Inventories increased $57.1 million, or 10.7%, at year-end 2006 compared to year-end 2005, primarily due to a $35.2 million increase resulting from acquisitions, new business initiatives and the expansion of our Direct Brands retail business, net of Partnered Brands discontinued lines, a $14.8 million increase resulting from the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the euro in our international businesses, partially offset by decreases in our domestic better woman’s apparel and domestic outlet operations in our Partnered Brands Segment. Our average inventory turnover rate for 2006 was 4.3 times compared to 4.4 times in 2005.
Borrowings under our revolving credit facility and other credit facilities peaked at $314.2 million during 2006; at year-end 2006, our borrowings under these facilities were $104.4 million.
Net cash provided by operating activities was $394.0 million in 2006, compared to $440.6 million in 2005. This $46.6 million decrease in cash flow was primarily due to reduced net income resulting from the impact of our streamlining initiatives, as well as changes in accounts receivable due to timing of shipments in our Domestic Partnered Brands segment, partially offset by changes in accounts payable due to the timing of payments and changes in accrued expenses primarily as a result of accruals relating to our streamlining initiatives, as well as increases in depreciation and amortization mostly due to retail expansion in our Direct Brands Segment.
Net cash used in investing activities was $435.4 million in 2006, compared to $298.8 million in 2005. Net cash used in 2006 primarily reflected $266.8 million in acquisition-related payments and $181.1 million for capital and in-store expenditures, partially offset by proceeds from the sale of certain equity investments and the sale of our former distribution center in Alabama. Net cash used in 2005 reflected payments of $157.7 million for capital and in-store expenditures, $37.1 million to complete the acquisition of MEXX Canada, $35.0 million for the acquisition of the additional 8.25 percent of minority interest in LUCKY BRAND and payments of $29.3 million for the acquisition of C & C CALIFORNIA and $32.4 million for the acquisition of prAna.
Net cash used in financing activities was $89.8 million in 2006, compared to $199.5 million provided in 2005. The $109.7 million year-over-year decrease was primarily due to commercial paper outstanding at year-end, increased proceeds from exercise of stock options and decreased common stock repurchases.
Commitments and Capital Expenditures
We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	The prAna acquisition agreement requires us to make contingent payments to the former owners of prAna based on certain performance parameters of prAna over a pre-determined time frame. In connection with the sale of the prAna brand, we agreed to satisfy such contingent obligation for $18.4 million, which will be paid concurrently with the closing of the sale of the prAna brand and will be recorded as an expense within our Consolidated Statement of Operations in 2008.
•	On January 16, 2007 and January 17, 2006, we purchased 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of LUCKY BRAND for a payment of $10.0 million each. We will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5.0 million each. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million will be made in the first half of 2008 based on a multiple of LUCKY BRAND’s 2007 earnings and (ii) the 2011 payment will be based on a multiple of LUCKY BRAND’s 2010 earnings, net of the 2008 payment which we estimate will be in the range of $9-12 million.
•	The Juicy Couture acquisition agreement provides for a contingent payment to the former owners of Juicy Couture to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at our option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May of 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and increases to goodwill. The 2008 payment of $72.9 million will be made in the first half of 2008 based on a multiple of Juicy Couture’s 2007 earnings, which we have accounted for as additional purchase price.
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of these contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid.
We lease retail stores under leases with terms that are typically five or ten years. We amortize leasehold improvements, as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal, (ii) there is no minimum sales requirement that could impair our ability to renew, (iii) failure to renew would subject us to a substantial penalty and (iv) there is an established history of renewals in the format or location.

Our capital expenditures for 2008 are expected to approximate $200 million. These expenditures primarily relate to our retail expansion strategy including our plan to open 110 — 125 specialty retail stores globally, with the majority of the store openings focused on the JUICY COUTURE, LUCKY BRAND, MEXX and KATE SPADE formats, and the continued technological upgrading and expansion of our management information systems and distribution facilities (including certain building and equipment expenditures). Capital expenditures and working capital cash needs will be financed with net cash provided by operating activities and our revolving credit and other credit facilities.
The following table summarizes as of December 29, 2007 our contractual cash obligations by future period (see Notes 2, 4, 11 and 12 of Notes to the Consolidated Financial Statements):

	Payments due by period
Contractual cash obligations *	Less than			After
(In millions)	1 year	1-3 years	4-5 years	5 years	Total

Operating lease commitments	$221.3	$391.8	$304.8	$433.3	$1,351.2
Capital lease obligations	5.4	10.7	10.7	4.9	31.7
Inventory purchase commitments	405.6	—	—	—	405.6
5% Notes	—	—	—	513.9	513.9
Interest on 5% Notes (a)	25.7	51.4	51.4	25.7	154.2
Guaranteed minimum licensing royalties	14.0	28.0	26.5	—	68.5
Revolving credit facility and other borrowings (b)	46.9	301.6	0.1	0.4	349.0
Synthetic lease	—	—	32.8	—	32.8
Synthetic lease interest	1.7	3.5	1.6	—	6.8
Additional acquisition purchase price payments	110.2	15.0	15.5	—	140.7

*	The table above does not include amounts recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)	Interest on the 5% Notes is fixed at 5% per annum and assumes an exchange rate of 1.4683 U.S. dollars per euro.

(b)	Interest on all of these borrowings is estimated at a rate of 5.65%, or approximately $33.9 million.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. On February 29, 2008, we entered into an amendment to our revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. We were also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that we were in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. As of December 29, 2007, we were in compliance with such covenants, as amended. A copy of such amendment was filed on Form 8-K, dated February 29, 2008. Both S&P and Moody’s credit rating services placed our ratings under review in May 2007 based on the 2007 outlook provided as part of our first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review and lowered our senior unsecured debt rating to Baa3 from Baa2 and our commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review, affirmed our BBB unsecured debt rating and lowered our commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade.
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
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 11 of Notes to Consolidated Financial Statements).
As of December 29, 2007, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to us were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity
Revolving credit facility and commercial paper program (a)	$750,000	$301,200	$—	$448,800
Letter of credit facility	400,000	—	197,115	202,885
Short-term borrowing facilities	195,871	46,799	18,420	130,652

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
Off-Balance Sheet Arrangements
On May 22, 2001, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”) to acquire various land and equipment and construct buildings and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $63.7 million. The synthetic lease expired on November 22, 2006. On November 21, 2006, we entered into a new synthetic lease with a financial institution for a five—year period, totaling $32.8 million to refinance the land and buildings referred to above. The lessor is a wholly owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation is not required.
Hedging Activities
At December 29, 2007, we had various Canadian currency collars outstanding with a notional amount of $7.5 million, maturing through September 2008 and with contract rates ranging between 0.96 and 1.09 Canadian dollars per U.S. dollar. We had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006. At December 29, 2007, we also had forward contracts maturing through December 2008 to sell 14.4 million Canadian dollars for $14.3 million, to sell 24.2 million Canadian dollars for 185.1 million Hong Kong dollars and to sell 68.7 million euro for 736.3 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at December 29, 2007 was $132.3 million, as compared with $97.5 million at December 30, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $7.1 million at December 29, 2007 and $1.6 million at December 30, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(1.6) million for the twelve months ended December 29, 2007. The ineffective portion of such trades was not material for the years ended December 30, 2006 and December 31,2005. In addition, for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, we recorded approximately $1.0 million, $1.0 million and $0.5 million, respectively, as expense for derivative instruments that no longer qualified for hedge accounting treatment. Approximately $6.5 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the 2001 synthetic lease agreement, we entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. We entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps recognized in earnings was not material during 2006 or 2005.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized currently in income. The unrealized losses recorded to Cumulative translation adjustment were $53.0 million and $48.5 million for the years ended December 29, 2007 and December 30, 2006, respectively.
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
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 12 of Notes to Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, was recorded in Accumulated other comprehensive loss and will continue to be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not significant for the years ended December 29, 2007 and December 30, 2006.
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
For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods and intangible assets acquired are valued using a discounted cash flow model. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. The significant reductions in the carrying values of certain of our intangible assets were the result of the impairment testing we performed at year-end (See Note 8 of Notes to Consolidated Financial Statements). For accrued expenses related to items such as employee insurance, workers’ compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Derivative instruments in the form of forward contracts and options are used to hedge the exposure to variability in probable future cash flows associated with inventory purchases and sales collections primarily associated with our European and Canadian entities. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.
Revenue Recognition
Revenue is recognized from our wholesale, retail and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods due to settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions or obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We establish the provisions based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense. In fiscal 2007, a 1% increase in the effective tax rate would have impacted Loss from Continuing Operations by $4.7 million.
Accounts Receivable — Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers, as well as historical deduction trends, net of expected recoveries and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories for seasonal merchandise are recorded at actual average cost. Inventories for replenishment and on-going merchandise are recorded at lower of cost (using the first-in, first-out method) or market value. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Goodwill and Other Intangibles, Net
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually.
A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.
We completed our annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment of goodwill was recognized at that date as a result of such tests.
However, as a result of the sale or probable sale of brands under strategic review in our Partnered Brands segment and the decline in the actual and projected performance and cash flows of such segment, we determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. In performing this evaluation, we considered declines in the Company's market value, which began in the second half of 2007 and reconciled the sum of the estimated fair values of our five reporting units to the Company's market value (based on its stock price), plus an estimated control premium.
Accordingly, this assessment compared the carrying value of each of our reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, we determined that the goodwill of our Partnered Brands segment, which is a reporting unit, was impaired and recorded a pretax impairment charge of $450.8 million ($343.1 million, after tax) during the fourth quarter of 2007.
Owned trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of such intangible asset related to our ELLEN TRACY brand exceeded its estimated fair value. Accordingly, during 2007, we recorded pre-tax charges of $36.3 million ($22.0 million after-tax) to reduce the value of the ELLEN TRACY trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows of the ELLEN TRACY brand.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Trademarks having finite lives are amortized over their estimated useful lives. Acquired trademarks are valued using the relief-from-royalty method. Trademarks that are licensed by us from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 5 to 25 years.
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either (Loss) Income from Continuing Operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that we test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included are Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.
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
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. We also use derivative instruments to hedge the changes in the fair value of debt due to interest rates with the change in fair value recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
Share-Based Compensation
On July 3, 2005, we adopted SFAS No. 123(R) “Share-Based Payment,” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for share-based awards prior to July 3, 2005. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
Inflation
The rate of inflation over the past few years has not had a significant impact on our sales or profitability.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. Currently, we classify noncontrolling interests as liabilities and exclude net income attributable to noncontrolling interests from net income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of SFAS No. 141(R) as required.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe adopting the provisions of SFAS No. 159 will have a significant impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe adopting the provisions of SFAS No. 157 will have a significant impact on our consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, as required, and recorded a cumulative effect charge to retained earnings of $10.5 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our revolving credit facility and other credit facilities. These loans bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of December 29, 2007 and December 30, 2006, our exposure to changing market rates was as follows:

Dollars in millions	December 29, 2007	December 30, 2006

Variable rate debt	$348.0	$100.6
Average interest rate	5.65%	5.14%
A ten percent change in the average interest rates of the variable debt would have resulted in a $1.6 million change in interest expense during 2007.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of December 29, 2007, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.
At December 29, 2007 and December 30, 2006, we had outstanding foreign currency collars with net notional amounts aggregating $7.5 million and $17.5 million, respectively. We had forward contracts aggregating to $132.3 million at December 29, 2007 and $97.5 million at December 30, 2006. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $7.1 million at December 29, 2007 and $1.6 million at December 30, 2006. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates that if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $14.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $13.8 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 29, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		736,250	0.0877 to 0.0991	$(6,179)
Canadian Dollars	$14,279		0.9393 to 1.0234	—
Canadian Dollars		185,082	0.1272 to 0.1367	(894)

Foreign Exchange Collar Contracts:
Euro		—	0.0000 to 0.0000	$—
Canadian Dollars	$7,505		0.9174 to 1.0417	—
Canadian Dollars		—	0.0000 to 0.0000	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 30, 2006:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		589,000	0.0973 to 0.1067	$(1,368)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		105,980	0.1480 to 0.1482	180

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(506)
Canadian Dollars	$8,659		0.8547 to 0.8925	—
Canadian Dollars		45,345	0.1454 to 0.1508	107
Item 8. Financial Statements and Supplementary Data.
See the “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10-K for information required under this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2007, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
See “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) is hereby incorporated by reference.
Item 11. Executive Compensation.
Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION
     The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as of December 29, 2007. In January 2006, we adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the Outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	4,636,409	$34.33 (1)	7,876,832	(2)(3)

Equity Compensation Plans Not Approved by Stockholders	—	N/A	—

TOTAL	4,636,409	$34.33 (1)	7,876,832	(2)(3)

(1)	Performance Shares and shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ election there under to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(2)	In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan and the 2005 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded.

(3)	Includes 126,916 shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ elections there under to defer certain director compensation.
Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2008 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2008 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)           1.      Financial Statements.

PAGE REFERENCE
2007 FORM 10-K
MANAGEMENT’S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-5

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-6

Consolidated Statements of Operations for the Three Fiscal Years Ended December 29, 2007	F-7

Consolidated Statements of Retained Earnings, Comprehensive Loss and Changes in Capital Accounts for the Three Fiscal Years Ended December 29, 2007	F-8 to F-9

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 29, 2007	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-50

2. Schedule.

SCHEDULE II — Valuation and Qualifying Accounts	F-51

     NOTE: Schedules other than those referred to above and parent company condensed financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

      3.  Exhibits.

Exhibit No.		Description

2(a)	-	Share Purchase Agreement, dated as of May 15, 2001, among Liz Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition U.S., and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant’s Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3(a)	-	Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 1993).

3(b)	-	By-laws of Registrant, as amended through February 25, 2008 (incorporated herein by reference from Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated February 29, 2008).

4(a)	-	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).

4(b)	-	Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A dated as of December 4, 1998).

4(b)(i)	-	Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

10(a)	-	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)	-	Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b)(i)	-	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the 1999 Annual Report).

10(b)(ii)	-	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (ii) to the 1999 Annual Report).

10(b)(iii)	-	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (iii) to the 1999 Annual Report).

10(b)(iv)	-	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report"]).

10(b)(v)	-	Fifth Amendment to Lease (incorporated herein by reference from Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report"]).

10(c)+	-	National Collective Bargaining Agreement, made and entered into as of June 1, 2006, by and between Liz Claiborne, Inc. and UNITE HERE for the period June 1, 2006 through May 31, 2009 (incorporated herein by reference from Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 [the “2006 Annual Report"]).

10(d)+*	-	Description of Liz Claiborne, Inc. 2007 Salaried Employee Incentive Bonus Plan.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

Exhibit No.		Description

10(e)+	-	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

10(e)(i)+	-	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)+	-	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)+	-	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)+	-	Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+	-	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)+	-	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)+	-	Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference from Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report"]).

10(f)(i)+	-	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+	-	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the 1996 Annual Report).

10(f)(iii)+	-	Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference from Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report"]).

10(g)+	-	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference from Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	-	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+	-	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the 1997 Annual Report).

10(h)+	-	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	-	Amendment No. 1 to the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(i) to the 2003 Annual Report).

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit No.		Description

10(h)(ii)+	-	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference from Exhibit 10(z)(i) to the 2000 Annual Report).

10(h)(iii)+	-	Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 10(a) to Registrant’s Form 10-Q for the period ended September 29, 2001 [the “3rd Quarter 2001 10-Q”]).

10(h)(iv)+	-	Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).

10(h)(v)+	-	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(v) to the 2005 Annual Report).

10(i)+	-	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference from Exhibit 10(y)(i) to Registrant’s Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	-	Amendment No. 1 to the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	-	Amendment No. 2 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	-	Amendment No. 3 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	-	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	-	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	-	Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(q) to the 2000 Annual Report).

10(k)+	-	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10Q filed August 15, 2003).

10(l)+	-	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10(l)(i)+	-	Trust Agreement dated as of January 1, 2002, between Liz Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)	-	Five-Year Credit Agreement, dated as of October 13, 2004, (the “Credit Agreement”) among Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

Exhibit No.		Description

10(m)(i)	-	First Amendment and Waiver to the Credit Agreement, entered into by the Registrant on February 29, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2008).

10(n)+	-	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(o)+	-	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005 [the “May 26, 2005 Form 8-K”]).

10(p)+	-	Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to the May 26, 2005 Form 8-K).

10(q)+	-	Amendment No. 1 to the Liz Claiborne, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(r)+	-	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

10(s)+	-	Form of Executive Severance Agreement (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2006 [the “1st Quarter 2006 10-Q”]).

10(t)+	-	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006 [the “October 18, 2006 Form 8-K”]).

10(u)+	-	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.3 to the October 18, 2006 Form 8-K).

10(v)+	-	Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.4 to the October 18, 2006 Form 8-K).

21*	-	List of Registrant’s Subsidiaries.

23*	-	Consent of Independent Registered Public Accounting Firm.

31(a)*	-	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	-	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#	-	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#	-	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*	-	Undertakings.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

#	A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2008.

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren Andrew Warren, Chief Financial Officer (principal financial officer)	By:	/s/ Elaine H. Goodell Elaine H. Goodell, Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2008.

Signature	Title

/s/ William L. McComb William L. McComb	Chief Executive Officer and Director (principal executive officer)

/s/ Bernard W. Aronson Bernard W. Aronson	Director

/s/ Daniel A. Carp Daniel A. Carp	Director

/s/ Raul J. Fernandez Raul J. Fernandez	Director

/s/ Kenneth B. Gilman Kenneth B. Gilman	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director

/s/ Kay Koplovitz Kay Koplovitz	Director and Chairman of the Board

/s/ Arthur C. Martinez Arthur C. Martinez	Director

/s/ Oliver R. Sockwell Oliver R. Sockwell	Director

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

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
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 based upon criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of December 29, 2007 based on the criteria in Internal Control – Integrated Framework issued by COSO.
The Company’s internal control over financial reporting as of December 29, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
Dated March 13, 2008

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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein their unqualified opinion on those financial statements.
The Audit Committee of the Board of Directors, which oversees all of the Company’s financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered public accounting firm, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered public accounting firm and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

/s/ William L. McComb	/s/ Andrew Warren

William L. McComb Chief Executive Officer	Andrew Warren Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:
We have audited the internal control over financial reporting of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” effective December 31, 2006.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liz Claiborne, Inc.:
We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, retained earnings, comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liz Claiborne, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2008

CONSOLIDATED BALANCE SHEETS
Liz Claiborne, Inc. and Subsidiaries

In thousands except share data	December 29, 2007	December 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$205,401	$185,645
Marketable securities	328	9,451
Accounts receivable – trade, net	440,160	499,012
Inventories, net	540,807	593,445
Deferred income taxes	103,288	60,627
Other current assets	209,525	121,937
Assets held for sale	65,332	—

Total current assets	1,564,841	1,470,117
Property and Equipment, Net	580,733	581,992
Goodwill, Net	677,852	1,007,859
Intangibles, Net	347,119	413,962
Deferred Income Taxes	75,445	—
Other Assets	22,477	21,838

Total Assets	$3,268,467	$3,495,768

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$50,828	$22,266
Accounts payable	223,522	281,413
Accrued expenses	459,309	336,773
Income taxes payable	32,266	33,470
Deferred income taxes	497	—
Liabilities held for sale	3,963	—

Total current liabilities	770,385	673,922
Long-Term Debt	836,883	570,469
Other Non-Current Liabilities	140,764	63,565
Deferred Income Taxes	1,111	54,571
Commitments and Contingencies (Note 11)
Minority Interest	3,760	3,260
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437
Capital in excess of par value	296,158	249,573
Retained earnings	2,948,085	3,354,081
Accumulated other comprehensive loss	(24,582)	(56,156)

	3,396,098	3,723,935
Common stock in treasury, at cost – 81,695,077 shares in 2007 and 73,281,103 shares in 2006	(1,880,534)	(1,593,954)

Total stockholders’ equity	1,515,564	2,129,981

Total Liabilities and Stockholders’ Equity	$3,268,467	$3,495,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands except per common share data	December 29, 2007	December 30, 2006	December 31, 2005

Net Sales	$4,577,251	$4,643,936	$4,586,187
Cost of goods sold	2,411,525	2,383,697	2,386,273

Gross Profit	2,165,726	2,260,239	2,199,914
Selling, general & administrative expenses	2,104,420	1,878,725	1,715,708
Trademark impairment	36,300	—	—
Goodwill impairment	450,819	—	—

Operating (Loss) Income	(425,813)	381,514	484,206
Other (expense) income, net	(4,459)	5,357	(2,264)
Interest expense, net	(42,188)	(34,898)	(31,798)

(Loss) Income before Provision for Income Taxes	(472,460)	351,973	450,144
(Benefit) provision for income taxes	(102,440)	131,057	158,372

(Loss) Income from Continuing Operations	(370,020)	220,916	291,772
Income from discontinued operations, net of tax	4,495	33,769	25,594
Loss on disposal of discontinued operations, net of tax	(7,273)	—	—

Net (Loss) Income	$(372,798)	$254,685	$317,366

Earnings per Share:
Basic
(Loss) Income from Continuing Operations	$(3.71)	$2.17	$2.74

Net (Loss) Income	$(3.74)	$2.50	$2.98

Diluted
(Loss) Income from Continuing Operations	$(3.71)	$2.13	$2.70

Net (Loss) Income	$(3.74)	$2.46	$2.94

Weighted Average Shares, Basic	99,800	101,989	106,354
Weighted Average Shares, Diluted	99,800	103,483	107,919

Dividends Paid per Common Share	$0.23	$0.23	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

					Accumulated
	COMMON STOCK		Capital in		Other	Unearned	TREASURY SHARES
	Number of		Excess of	Retained	Comprehensive	Compen-	Number of
In thousands except share data	Shares	Amount	Par Value	Earnings	Loss	sation	Shares	Amount	Total

BALANCE, JANUARY 1, 2005	176,437,234	$176,437	$176,182	$2,828,968	$(63,650)	$(36,793)	67,703,065	$(1,269,355)	$1,811,789
Net income	—	—	—	317,366	—	—	—	—	317,366
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	19,968	—	—	—	19,968
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $4,666	—	—	—	—	8,515	—	—	—	8,515
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $783	—	—	—	—	1,429	—	—	—	1,429

Total comprehensive income									347,278
Exercise of stock options and related tax benefits	—	—	26,113	—	—	—	(1,318,382)	14,610	40,723
Excess tax benefits related to stock options	—	—	897	—	—	—	—	—	897
Cash dividends declared	—	—	—	(23,847)	—	—	—	—	(23,847)
Purchase of common stock	—	—	—	—	—	—	5,442,500	(198,208)	(198,208)
Issuance of common stock under restricted stock and employment agreements, net	—	—	17,332	—	—	3,958	(375,633)	2,784	24,074
Reclassification of unamortized restricted stock expense	—	—	(32,835)	—	—	32,835	—	—	—

BALANCE, DECEMBER 31, 2005	176,437,234	176,437	187,689	3,122,487	(33,738)	—	71,451,550	(1,450,169)	2,002,706
Net income	—	—	—	254,685	—	—	—	—	254,685
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	(20,722)	—	—	—	(20,722)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $(782)	—	—	—	—	(1,120)	—	—	—	(1,120)
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $(344)	—	—	—	—	(576)	—	—	—	(576)

Total comprehensive income									232,267
Exercise of stock options	—	—	38,470	—	—	—	(2,275,662)	23,629	62,099
Excess tax benefits related to stock options	—	—	10,319	—	—	—	—	—	10,319
Cash dividends declared	—	—	—	(23,091)	—	—	—	—	(23,091)
Purchase of common stock	—	—	—	—	—	—	4,688,000	(174,071)	(174,071)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(9,591)	—	—	—	(582,785)	6,657	(2,934)
Amortization — share-based compensation	—	—	22,686	—	—	—	—	—	22,686

BALANCE, DECEMBER 30, 2006	176,437,234	176,437	249,573	3,354,081	(56,156)	—	73,281,103	(1,593,954)	2,129,981

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS (continued)
Liz Claiborne, Inc. and Subsidiaries

					Accumulated
	COMMON STOCK		Capital in		Other	TREASURY SHARES
	Number of		Excess of	Retained	Comprehensive	Number of
In thousands except share data	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Total

BALANCE, DECEMBER 30, 2006	176,437,234	$176,437	$249,573	$3,354,081	$(56,156)	73,281,103	$(1,593,954)	$2,129,981
Adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)	—	—	—	(10,494)	—	—	—	(10,494)

ADJUSTED BALANCE, DECEMBER 30, 2006	176,437,234	176,437	249,573	3,343,587	(56,156)	73,281,103	(1,593,954)	2,119,487
Net loss	—	—	—	(372,798)	—	—	—	(372,798)
Other comprehensive loss, net of tax:
Translation adjustment, net of income tax benefit of $19,410	—	—	—	—	36,999	—	—	36,999
Losses on cash flow hedging derivatives, net of income tax benefit of $1,826	—	—	—	—	(5,459)	—	—	(5,459)
Adjustment to unrealized gains on available-for-sale securities, net of income tax provision of $(32)	—	—	—	—	34	—	—	34

Total comprehensive loss								(341,224)
Exercise of stock options	—	—	29,064	—	—	(1,560,987)	14,198	43,262
Excess tax benefits related to stock options	—	—	5,999	—	—	—	—	5,999
Cash dividends declared	—	—	—	(22,704)	—	—	—	(22,704)
Purchase of common stock	—	—	—	—	—	9,913,000	(300,488)	(300,488)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(7,890)	—	—	61,961	(290)	(8,180)
Amortization — share-based compensation	—	—	19,412	—	—	—	—	19,412

BALANCE, DECEMBER 29, 2007	176,437,234	$176,437	$296,158	$2,948,085	$(24,582)	81,695,077	$(1,880,534)	$1,515,564

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005

Cash Flows from Operating Activities:
Net (loss) income	$(372,798)	$254,685	$317,366
Adjustments to arrive at (loss) income from continuing operations	2,778	(33,769)	(25,594)

(Loss) income from continuing operations	(370,020)	220,916	291,772

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	162,178	136,719	125,278
Goodwill and trademark impairment	487,119	—	—
Streamlining initiatives; asset write-down	14,940	2,577	—
Loss on asset disposals	26,191	17,678	—
Deferred income taxes	(143,454)	(9,848)	1,824
Share-based compensation	19,114	22,513	23,444
Tax benefit on exercise of stock options	3,492	7,852	5,779
Gain on sale of securities	(364)	(3,583)	—
Other, net	(558)	275	(633)
Changes in assets and liabilities, exclusive of acquisitions:
Decrease (increase) in accounts receivable – trade, net	76,117	(56,788)	1,677
Decrease (increase) in inventories, net	48,397	(26,557)	(3,472)
Decrease (increase) in other current and non-current assets	9,106	(3,189)	(23,488)
(Decrease) increase in accounts payable	(57,626)	14,981	(3,861)
Increase in accrued expenses	19,770	19,109	5,280
(Decrease) increase in income taxes payable	(25,130)	12,973	(11,116)
Net cash provided by operating activities of discontinued operations	4,604	38,409	28,068

Net cash provided by operating activities	273,876	394,037	440,552

Cash Flows from Investing Activities:
Purchases of investment instruments	(40)	(154)	(4,611)
Proceeds from sales of securities	9,616	8,054	—
Purchases of property and equipment	(173,032)	(168,060)	(139,888)
Sale of property and equipment	1,410	5,711	—
Payments for acquisitions, net of cash acquired	(48,262)	(266,775)	(139,815)
Payments for in-store merchandise shops	(7,927)	(13,080)	(17,840)
Other, net	1,104	160	4,448
Net cash used in investing activities of discontinued operations	(2,725)	(1,289)	(1,141)

Net cash used in investing activities	(219,856)	(435,433)	(298,847)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Liz Claiborne, Inc. and Subsidiaries

	Fiscal Years Ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005

Cash Flows from Financing Activities:
Short term borrowings, net	329,651	(30,214)	(7,389)
Principal payments under capital lease obligations	(6,368)	(3,338)	(5,871)
Commercial paper, net	(82,075)	82,075	—
Proceeds from exercise of common stock options	43,262	62,099	34,944
Purchase of common stock	(300,488)	(174,071)	(198,208)
Dividends paid	(22,541)	(23,091)	(23,847)
Excess tax benefits related to stock options	2,507	2,467	897
Proceeds from issuance of 5% euro Notes, net	—	445,099	—
Repayment of 6.625% euro Notes	—	(449,505)	—
Other, net	(1,137)	(1,292)	—

Net cash used in financing activities	(37,189)	(89,771)	(199,474)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,925	(11,715)	659
Net Change in Cash and Cash Equivalents	19,756	(142,882)	(57,110)
Cash and Cash Equivalents at Beginning of Year	185,645	328,527	385,637

Cash and Cash Equivalents at End of Year	$205,401	$185,645	$328,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
Liz Claiborne, Inc. and its wholly owned and majority owned subsidiaries (the “Company”) are engaged primarily in the design and marketing of a broad range of apparel, accessories and fragrances. In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE and our licensed USHER fragrance.
In July 2007, the Company announced its long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of its brands. On October 4, 2007, the Company completed the first phase of such review by finalizing the disposal of certain assets of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. The Company completed the second phase of such review by disposing of certain assets and liabilities of its C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008 and by entering into a definitive agreement on February 1, 2008 to dispose of substantially all of the assets and liabilities of its prAna brand, which is expected to close in the first quarter of 2008. Also in 2007, the Company closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets and liabilities of the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. The activities of these brands, as well as those of EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands, have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations. During 2007, the Company decided to close the SIGRID OLSEN brand, which is expected to occur in the first half of 2008.
On January 17, 2008, the Company announced that it entered into an exclusive license agreement with Kohl’s, whereby Kohl’s will source and sell products under the DANA BUCHMAN brand, and on February 14, 2008, the Company announced an agreement to sell substantially all of the assets and liabilities of ELLEN TRACY (see Note 26 — Subsequent Events).
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to December 31. The 2007, 2006 and 2005 fiscal years each reflected a 52-week period.
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
Revenue Recognition
Revenue is recognized from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers; sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues, which amounted to $55.8 million, $45.4 million and $41.0 million during 2007, 2006 and 2005, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Accounts Receivable — Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historical deduction trends net of expected recoveries and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
Inventories, Net
Inventories for seasonal merchandise are recorded at actual average cost. Inventories for replenishment and on-going merchandise are recorded at lower of cost (using the first-in, first-out method) or market value. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.
Goodwill and Other Intangibles, Net
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually.
A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.
The Company completed its annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment of goodwill was recognized at that date as a result of such tests.
However, in accordance with SFAS No. 142, the Company performed an additional goodwill impairment test as of December 29, 2007 and recorded a pretax impairment charge of $450.8 million related to goodwill previously recorded in its Partnered Brands segment, which is a reporting unit (see Note 8 — Goodwill and Intangible Assets).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Owned trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and trade names, are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of such intangible asset related to the Company’s ELLEN TRACY brand exceeded its estimated fair value. Accordingly, during 2007, the Company recorded pre-tax charges of $36.3 million ($22.0 million after-tax) to reduce the value of the ELLEN TRACY trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows of the ELLEN TRACY brand.
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
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising; professional fees and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either (Loss) Income from Continuing Operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires the Company to test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. The Company also uses derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
Share-Based Compensation
On July 3, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for share-based awards prior to July 3, 2005. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying values due to the short-term nature of these instruments. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed-rate long-term debt is carried at its value on date of issuance. Fair values for derivatives are either obtained from counter parties or developed using dealer quotes or cash flow models.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
Marketable Securities
Investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available-for-sale are included in Accumulated other comprehensive loss until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company’s policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. The Company recognizes a liability for the fair value of a conditional asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the life of the lease term.
The Company capitalizes the costs of software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed or obtained for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over five years, when such software is substantially ready for use.
The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. As a result of an impairment analysis performed on property and equipment of the Company’s SIGRID OLSEN brand, the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the fourth quarter of 2007, the Company recorded a pre-tax charge of $14.9 million within SG&A on the accompanying Consolidated Statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Operations in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of Sigrid Olsen retail stores due to various factors, including the Company’s decision to close the SIGRID OLSEN brand.
Operating Leases
The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property which is typically the earlier of the lease commencement date or the date when the company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. The current portion of the tenant allowances is included in accrued liabilities, while the long-term portion is recorded as a deferred lease credit. These allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in SG&A expense.
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
Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the statement of operations or other comprehensive income, as appropriate.
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
Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services are at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue. Cooperative advertising expenses with specific agreements with customers were $51.8 million in 2007, $40.4 million in 2006 and $31.4 million in 2005. Advertising and promotion expenses were $146.9 million in 2007, $130.7 million in 2006 and $122.9 million in 2005. Marketing expenses, including in-store and other Company-sponsored activities, were $64.4 million in 2007, $55.4 million in 2006 and $53.7 million in 2005.
Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2007, 2006 and 2005, shipping and handling costs approximated $259.6 million, $232.2 million and $219.0 million, respectively.
Cash Dividend and Common Stock Repurchase
On January 23, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, to be paid on March 17, 2008 to stockholders of record at the close of business on February 22, 2008. On November 12, 2007, the Company’s Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock for cash in open market purchases and privately negotiated transactions. As of December 29, 2007, the Company had $28.7 million remaining in buyback authorization under its share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 2: ACQUISITIONS
On May 18, 2007, the Company acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the NARCISO RODRIGUEZ business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. The Company believes the addition of Narciso Rodriguez provides an opportunity to build a broad business in the luxury designer category (a category in which the Company did not previously participate) that is sold in partnership-oriented, upscale retailers. The Company allocated $8.9 million of purchase price to the value of trademarks and trade names associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands segment was subsequently written off as part of our fourth quarter 2007 non-cash impairment charge and deducted for tax purposes. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As the Company maintains control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On December 13, 2006, the Company acquired 100 percent of the equity of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. The Company believes the KATE SPADE brand enjoys widespread consumer recognition in the accessible luxury category and provides an opportunity for growth in its direct-to-consumer business. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. The Company allocated $74.9 million of purchase price to the value of trademarks and trade names associated with the business, $6.5 million to the value of customer relationships, $2.6 million to the value of beneficial leases and $36.0 million to goodwill. The trademarks and tradenames are deemed to have indefinite lives and are subject to an annual impairment test. The value of customer relationships and beneficial leases are being amortized over 14 years and from 2 to 9 years, respectively. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $10-12 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
The prAna acquisition agreement requires the Company to make contingent payments to the former owners of prAna based on certain performance parameters of prAna over a pre-determined time frame. In connection with the sale of the prAna brand, the Company agreed to satisfy such contingent obligation for $18.4 million, which will be paid concurrently with the closing of the sale of the prAna brand and will be recorded as an expense within the Company’s Consolidated Statement of Operations in 2008.
On April 7, 2003, the Company acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and as increases to goodwill. The 2008 payment of $72.9 million will be made in the first half of 2008 based on a multiple of Juicy Couture’s 2007 earnings, which has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $10.0 million, $10.0 million and $35.0 million, respectively, for 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% in each of January of 2008, 2009 and 2010 of the equity interest in Lucky for payments of $5.0 million each. The Company recorded the present value of fixed amounts owed of $14.0 million in Accrued expenses and Other Non-Current Liabilities. As of December 29, 2007, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million that will be made in the first half of 2008 based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) the 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of $9-12 million.
NOTE 3: DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 and was issued to the Company from the buyer. The Company has agreed to provide transition services to the buyer through the first quarter of 2008, to ensure a smooth transition for retailers, vendors and employees.
On January 7, 2008, the Company entered into a definitive agreement to dispose of certain assets and liabilities of its C & C CALIFORNIA and LAUNDRY BY DESIGN brands in a single transaction, which closed on February 4, 2008. Also, on February 1, 2008, the Company entered into a definitive agreement to dispose of substantially all of the assets and liabilities of its prAna brand.
During 2007, the Company recorded a pre-tax non-cash charge of $11.8 million ($7.3 million net of tax), to reflect the estimated difference between the carrying value of the assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs.
Assets held for sale on the accompanying consolidated balance sheet for the period ended December 29, 2007 include the following:

Accounts receivable	$2,452
Inventories	13,444
Property and equipment	7,349
Intangible assets	41,786
Other assets	301

Total assets held for sale	$65,332

Liabilities held for sale consist of accounts payable and accrued expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Summarized statement of operations data for discontinued operations are as follows:

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net sales	$247,285	$350,382	$261,566

Income before provision for income taxes	$7,476	$54,563	$41,134
Provision for income taxes	2,981	20,794	15,540

Income from discontinued operations, net of tax	$4,495	$33,769	$25,594

NOTE 4: LICENSING COMMITMENTS
The Company has an exclusive license agreement for the USHER and USHER RAYMOND trademarks to design, produce, market and sell men’s and women’s fragrances in the US, Canada, Mexico, Europe and Japan. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the USHER and USHER RAYMOND products. The initial term of the agreement runs through December 29, 2012.
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
In December 2002, the Company consummated an exclusive license agreement with Kenneth Cole Productions, Inc. to design, manufacture, market and distribute women’s jewelry in the United States under the trademarks “Kenneth Cole New York” and “Reaction Kenneth Cole.” Under the agreement, the Company was obligated to pay a royalty equal to a percentage of net sales of licensed products. The license agreement terminated in January 2008.
The above licenses are subject to minimum guarantees totaling $68.5 million and running through 2012; there is no maximum limit on the license fees paid by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 5: MARKETABLE SECURITIES
In May 2007, the Company sold 69,419 shares of an equity index mutual fund, which was previously considered available-for-sale. In March 2006, the Company sold 341,246 shares of certain equity investments, which were previously considered available-for-sale. There were no sales of investments previously considered available-for-sale for the period ended December 31, 2005.
Total proceeds from sales of investment instruments previously classified as available-for-sale were $9.6 million and $8.1 million for the years ended December 29, 2007 and December 30, 2006, respectively. Realized gains of $0.4 million and $3.6 million, previously recognized in Accumulated other comprehensive loss, were reclassified to Other income (expense), net upon the sale of the securities for the years ended December 29, 2007 and December 30, 2006.
Unrealized holding gains on available-for-sale securities, net of tax, for the years ended December 29, 2007 and December 30, 2006 were $0.3 million and $1.7 million, respectively, which were included in Accumulated other comprehensive loss.
The following is a summary of available-for-sale marketable securities at December 29, 2007 and December 30, 2006:

			Unrealized		Estimated
In thousands		Cost	Gains	Losses	Fair Value
December 29, 2007:	Other investments	$483	$—	$(155)	$328

	Total	$483	$—	$(155)	$328

December 30, 2006:	Equity investments	$9,212	$—	$(186)	$9,026
	Other investments	458	—	(33)	425

	Total	$9,670	$—	$(219)	$9,451

NOTE 6: INVENTORIES, NET
Inventories, net consist of the following:

In thousands	December 29, 2007	December 30, 2006
Raw materials	$28,743	$34,521
Work in process	13,143	13,566
Finished goods	498,921	545,358

Total	$540,807	$593,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 7: PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

In thousands	December 29, 2007	December 30, 2006
Land and buildings	$108,097	$141,451
Machinery and equipment	385,294	407,511
Furniture and fixtures	304,411	276,685
Leasehold improvements	529,427	460,784

	1,327,229	1,286,431
Less: Accumulated depreciation and amortization	746,496	704,439

Total property and equipment, net	$580,733	$581,992

Depreciation and amortization expense on property and equipment for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, was $141.5 million, $117.5 million and $106.9 million, respectively, which includes depreciation for property and equipment under capital leases of $7.2 million, $5.6 million and $5.3 million, respectively. Machinery and equipment under capital leases was $53.1 million and $50.7 million as of December 29, 2007 and December 30, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 8: GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

	Weighted
	Average
	Amortization	December 29,	December 30,
In thousands	Period	2007	2006
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,749	$32,449
Owned trademarks	7 years	9,900	7,600
Customer relationships (a)	14 years	30,665	49,351
Merchandising rights	4 years	57,023	57,695
Other (b)	5 years	3,235	—

Subtotal	9 years	133,572	147,095

Accumulated Amortization:
Licensed trademarks		(16,641)	(14,330)
Owned trademarks		(901)	(752)
Customer relationships		(5,875)	(6,800)
Merchandising rights		(34,246)	(29,563)
Other		(675)	—

Subtotal		(58,338)	(51,445)

Net:
Licensed trademarks		16,108	18,119
Owned trademarks		8,999	6,848
Customer relationships		24,790	42,551
Merchandising rights		22,777	28,132
Other		2,560	—

Total amortized intangible assets, net		75,234	95,650

Unamortized intangible assets:
Owned trademarks(c)		271,885	318,312

Total intangible assets		$347,119	$413,962

(a)	The change in the balance primarily reflects the inclusion of $22.0 million within the Assets held for sale line item in the accompanying Consolidated Balance Sheet at December 29, 2007, partially offset by the impact of acquisitions during 2007.

(b)	Relates to the Company’s acquisition of Kate Spade and Narciso Rodriguez.

(c)	The change in the balance reflects (i) the inclusion of $16.7 million within the Assets held for sale line item on the accompanying Consolidated Balance Sheet at December 29, 2007 and (ii) a non-cash impairment charge of $36.3 million recorded within the Company’s Partnered Brands segment during 2007 (see Note 1 — Basis of Presentation and Significant Accounting Policies), partially offset by the impact of acquisitions during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Amortization expense of intangible assets was $18.3 million, $16.5 million and $16.3 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The Company reclassified its segment goodwill to conform with its new segment reporting structure, which is discussed in Note 1 — Basis of Presentation and Significant Accounting Policies.
The estimated amortization expense of intangible assets for the next five years is as follows:

Amortization Expense
Fiscal Year	(In millions)
2008	$16.9
2009	14.4
2010	10.4
2011	8.2
2012	7.0
The changes in carrying amount of goodwill for the year ended December 29, 2007 are as follows:

	Direct	Partnered
In thousands	Brands	Brands	Total
Balance as of December 30, 2006	$560,764	$447,095	$1,007,859
Acquisition of Narciso Rodriguez	—	4,989	4,989
Additional purchase price — Juicy Couture	92,759	—	92,759
Additional purchase price — Lucky Brand	18,492	—	18,492
Kate Spade working capital adjustment	1,662	—	1,662
Kate Spade purchase price allocation	(10,379)	—	(10,379)
Impairment Charge	—	(450,819)	(450,819)
Other	—	(1,265)	(1,265)
Translation difference	14,554	—	14,554

Balance as of December 29, 2007	$677,852	$—	$677,852

As a result of the sale or probable sale of brands under strategic review in the Company’s Partnered Brands segment and the decline in the actual and projected performance and cash flows of such segment, the Company determined that a goodwill impairment test was required to be preformed as of December 29, 2007, in accordance with SFAS No. 142. In performing this evaluation, the Company considered declines in its market value, which began in the second half of 2007 and reconciled the sum of the estimated fair values of its five reporting units to the Company’s market value (based on its stock price), plus an estimated control premium.
Accordingly, this assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a pretax impairment charge of $450.8 million ($343.1 million, after tax) during the fourth quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 9: ACCRUED EXPENSES
Accrued expenses consisted of the following:

In thousands	December 29, 2007	December 30, 2006
Current portion of acquisition related obligations	$92,274	$9,975
Employee benefits	69,658	81,594
Payroll, bonuses and other employment related obligations	40,736	49,212
Advertising	33,455	29,971
Streamlining initiatives	30,615	19,852
Lease obligations	30,491	22,047
Taxes, other than taxes on income	26,686	31,174
Interest	16,421	11,811
Fair value of derivatives	7,625	2,002
Other	111,348	79,135

	$459,309	$336,773

NOTE 10: INCOME TAXES
(Loss) Income before Provision for Income Taxes consisted of the following:

	Fiscal Years Ended
	December 29,	December 30,	December 31,
In thousands	2007	2006	2005
United States	$(398,088)	$272,136	$343,264
International	(74,372)	79,837	106,880

Total	$(472,460)	$351,973	$450,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The (benefit) provision for income taxes are as follows:

	Fiscal Years Ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$26,469	$87,153	$99,271
Foreign	8,313	35,220	32,440
State & local	14,594	20,768	23,510

Total Current	49,376	143,141	155,221
Deferred:
Federal	(120,892)	(3,969)	(6,823)
Foreign	9	(8,224)	10,091
State & local	(30,933)	109	(117)

Total Deferred	(151,816)	(12,084)	3,151

	$(102,440)	$131,057	$158,372

Liz Claiborne, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income tax liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.
The effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	3.9	3.4
Goodwill impairment	(13.0)	—	—
Increase in valuation allowance	(1.8)	—	—
Tax on unrecognized tax benefits	(2.1)	—	—
Rate differential on foreign income	(1.8)	—	—
Other, net	3.2	(1.7)	(3.2)

	21.7%	37.2%	35.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The components of net deferred taxes arising from temporary differences as of December 29, 2007 and December 30, 2006 are as follows:

	Fiscal Years Ended
	December 29,	December 30,
In thousands	2007	2006
Deferred tax assets:
Inventory valuation	$27,656	$5,393
Streamlining initiatives	10,212	5,495
Deferred compensation	17,205	28,859
Nondeductible accruals	40,231	7,229
Unrealized investment losses	6,154	—
Amortization of compensation expense on stock awards	16,873	22,359
Net operating loss carryforward	32,349	17,437
Tax credit carryforward	10,932	675
Amortization of intangibles	25,059	—
Other, net	9,114	4,492

Total deferred tax assets	195,785	91,939

Deferred tax liabilities:
Amortization of intangibles	—	(61,173)
Depreciation	(1,900)	(18,187)
Other	(8,438)	(6,523)

Total deferred tax liabilities	(10,338)	(85,883)

Less: Valuation allowance	(8,322)	—

Net deferred tax asset	$177,125	$6,056

As of December 29, 2007, the Company and its domestic subsidiaries had net operating loss carryforwards for state income tax purposes that will reduce future state taxable income. A deferred tax asset of $11.5 million has been established however, a valuation allowance of $1.2 million has reduced the deferred tax asset recorded for certain state net operating loss carryforwards because management believes it is not more likely than not that these assets will be realized. The remaining $10.3 million net deferred tax asset expires between the years 2012 and 2028.
As of December 29, 2007, foreign subsidiaries had net operating loss carryforwards of approximately $106.7 million available to reduce future foreign taxable income. A deferred tax asset has been established however, a valuation allowance of $7.1 million has reduced the deferred tax assets because it is more likely than not that certain of these assets will not be realized. These net operating loss carryforwards expire in the years 2013, 2016 and 2023.
As of December 30, 2006, foreign subsidiaries had net operating loss carryforwards of approximately $76.5 million available to reduce future foreign taxable income. A deferred tax asset has been established. No valuation allowance is needed because it is more likely than not that these assets will be realized.
Foreign unremitted earnings have been retained indefinitely by subsidiary companies for reinvestment. As of December 29, 2007 and December 30, 2006, the amounts were $450.6 million and $481.6 million, respectively. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The income tax rate in 2007 decreased to 21.7% from 37.2% in 2006. Taxes on earnings were affected by the impact of valuation allowances, goodwill impairment and discrete tax events.
On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized by an entity’s financial statements in accordance with SFAS No. 109 and prescribes recognition threshold and measurement attributes for financial statement disclosure of tax positions on the income tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on December 31, 2006 (the first day of the 2007 fiscal year) and recorded a cumulative effect charge to retained earnings of $10.5 million. Changes in the amounts of unrecognized tax benefits for the fiscal year ended December 29, 2007 are summarized as follows:

Liability for
Unrecognized Tax
In thousands	Benefits
Balance as of December 30, 2006	$38,099
Increases from prior period positions	35,741
Decreases from prior period positions	(4,849)
Increases from current period positions	11,256
Decreases from current period positions	(763)
Decreases relating to settlements with taxing authorities	(4,064)
Reduction as a result of a lapse of the applicable statute of limitations	(214)

Balance as of December 29, 2007 (a)	$75,206

(a)	Included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.
The Company recognized interest and penalties related to unrecognized tax benefits as a component of provision for income taxes. As of December 30, 2006, the last day of the 2006 fiscal year, the Company accrued interest and penalties related to uncertain tax positions in taxes payable and provision for income taxes of approximately $2.7 million for open tax years in U.S. Federal, state, local and foreign jurisdictions. Upon adoption of FIN 48, the Company increased its accrual for interest and penalties to $6.4 million and $2.7 million, respectively. For the year ended December 29, 2007, the Company increased its accrual for interest and penalties by $16.0 million and $1.5 million, respectively. At December 29, 2007, the accrual for interest and penalties was $22.4 million and $4.2 million, respectively.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate within the next twelve months is $50.8 million.
The Company files tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Favorable resolution would be recognized as a reduction to the effective tax rate in the period of resolution.
The number of years with open tax audits vary depending upon the tax jurisdiction. The major tax jurisdictions include the U.S. and the Netherlands. The Company is no longer subject to U.S. Federal examination by the Internal Revenue Service for the years before 2003 and, with a few exceptions, this also applies to tax examinations by state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
authorities for the years before 2004. The Company is no longer subject to income tax examination by the Dutch tax authorities for the years before 2005. The U.S. and the Netherlands audit issues typically involve the timing of deductions and transfer pricing.
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $52.8 million within the next twelve months due to the expiration of the statute of limitations and various accounting method changes. In addition, other current assets on the accompanying Consolidated Balance Sheet include approximately $81.0 million of taxes receivable from certain state, local and foreign taxing authorities as of December 29, 2007.
NOTE 11: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various noncancelable operating lease agreements, which expire through 2025. Rental expense for 2007, 2006 and 2005 was approximately $222.7 million, $193.8 million and $157.5 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.
The Company leases retail stores under leases with terms that are typically five or ten years. The Company amortizes leasehold improvements as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal, (ii) there is no minimum sales requirement that could impair the Company’s ability to renew, (iii) failure to renew would subject the Company to a substantial penalty, and (iv) there is an established history of renewals in the format or location.
At December 29, 2007, minimum aggregate rental commitments under non-cancelable operating and capital leases are as follows:

In millions	Interest and Principal							Long-Term
Fiscal Year	2008	2009	2010	2011	2012	Thereafter	Total	Interest	Principal
Capital Leases	$5.4	$5.4	$5.3	$5.4	$5.3	$4.9	$31.7	$ 3.5	$ 22.8
Operating Leases	221.3	208.1	183.7	159.8	145.0	433.3	1,351.2	—	—
Certain rental commitments have renewal options extending through the fiscal year 2037. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. The Company has no material sublease arrangements.
At December 29, 2007, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling approximately $405.6 million.
Macy’s, Inc., Kohl’s Corporation and J.C. Penney Company, Inc. accounted for approximately 14 percent, 5 percent and 4 percent, respectively, of net sales from continuing operations in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Macy’s, Inc. Kohl’s Corporation and Nordstrom, Inc. accounted for approximately 17 percent, 5 percent and 5 percent, respectively, of net sales from continuing operations in 2006. Macy’s, Inc. Dillard’s Inc. and Kohl’s Corporation accounted for approximately 19 percent, 5 percent and 5 percent, respectively, of net sales from continuing operations in 2005. The Company does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 29, 2007.
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
See Note 2 — Acquisitions for information regarding contingent payments related to acquisitions made by the Company.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Note 25 — Legal Proceedings).
NOTE 12: DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

	December 29,	December 30,
In thousands	2007	2006

5% Notes	$512,044	$458,907
Revolving credit facility and commercial paper program	301,200	82,075
Capital lease obligations	26,725	32,284
Other (a)	47,742	19,469

Total debt	887,711	592,735
Less: current portion (b)	50,828	22,266

Long-term debt	$836,883	$570,469

(a)	At December 29, 2007, the balance consists primarily of amounts outstanding under working capital lines of credit.

(b)	At December 29, 2007, the balance consists primarily of borrowings under the working capital lines of credit and obligations under capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euros. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. On February 29, 2008, the Company entered into an amendment to its revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation.  The Company was also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that the Company was in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. As of December 29, 2007, the Company was in compliance with such covenants, as amended. A copy of such amendment was filed on Form 8-K, dated February 29, 2008. Both Standard & Poor’s (“S&P”) and Moody’s credit rating services placed the Company’s ratings under review in May 2007 based on the 2007 outlook provided as part of its first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review and lowered the Company’s senior unsecured debt rating to Baa3 from Baa2 and its commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review and affirmed the Company’s BBB unsecured debt rating and lowered the Company’s commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed the Company's Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade.
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
As of December 29, 2007, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to the Company were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$301,200	$—	$448,800
Letter of credit facility	400,000	—	197,115	202,885
Short-term borrowing facilities	195,871	46,799	18,420	130,652

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 13: DERIVATIVE INSTRUMENTS
At December 29, 2007, the Company had various Canadian currency collars outstanding with a notional amount of $7.5 million, maturing through September 2008 and with contract rates ranging between 0.96 and 1.09 Canadian dollars per U.S. dollar. The Company had $8.7 million and 45.3 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at December 30, 2006. At December 29, 2007, the Company also had forward contracts maturing through December 2008 to sell 14.4 million Canadian dollars for $14.3 million, to sell 24.2 million Canadian dollars for 185.1 million Hong Kong dollars and to sell 68.7 million euro for 736.3 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at December 29, 2007 was $132.3 million, as compared with $97.5 million at December 30, 2006. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $7.1 million at December 29, 2007 and $1.6 million at December 30, 2006. The ineffective portion of these trades is recognized currently in earnings and was $(1.6) million for the twelve months ended December 29, 2007. Approximately $6.5 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
In connection with the variable rate financing under the 2001 synthetic lease agreement, the Company entered into two interest rate swap agreements with an aggregate notional amount of $40.0 million that began in January 2003 and terminated in May 2006, in order to fix the interest component of rent expense at a rate of 5.56%. The Company entered into these arrangements to hedge against potential future interest rate increases. The ineffective portion of these swaps recognized in earnings was not material during 2006 or 2005.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized currently in income. The unrealized losses recorded to Cumulative translation adjustment were $53.0 million and $48.5 million for the years ended December 29, 2007 and December 30, 2006, respectively.
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
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 12 – Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, was recorded in Accumulated other comprehensive loss and will continue to be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not significant for the years ended December 29, 2007 and December 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 14: STREAMLINING INITIATIVES
2007 Actions

On July 11, 2007, the Company provided details of its long-term strategic plan. The major elements of the Company’s strategy include the following:
–	Realigning its organization into two new reporting segments: Direct Brands (comprised of our JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and other Company-owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;

–	Conducting a review of strategic alternatives, including possible divestiture, discontinuation or licensing of sixteen of the Company’s brands:
–	On October 4, 2007, the Company completed the sale of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. The Company also announced the consolidation of its TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and the closure of its FIRST ISSUE brand.

–	On February 4, 2008, the Company completed the sale of its C & C CALIFORNIA and LAUNDRY BY DESIGN brands. The Company also announced retention of ENYCE and closure of SIGRID OLSEN, expected to be completed in the first half of 2008.

–	On January 17, 2008, the Company announced an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand.

–	On February 1, 2008, the Company announced the sale of its prAna brand, which is expected to close in the first quarter of 2008.

–	On February 14, 2008, the Company announced the sale of its ELLEN TRACY brand, which is expected to close in the second quarter of 2008.

–	The remaining brands currently under review are KENSIE and MAC & JAC, which review is expected to be completed in the first quarter of 2008.
–	Implementing and maintaining a more competitive cost structure: the Company has accelerated its structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
The above mentioned announcements followed the Company’s streamlining activities announced in 2006.
2006 Actions

In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency and more closely align its businesses with customer and consumer needs. These efforts included the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of our brands.
For the period ended December 29, 2007, the Company recorded $120.7 million ($78.0 million after-tax) related to this initiative, including $49.8 million of payroll and related costs, $20.7 million of lease termination costs, $44.0 million of fixed asset write-downs and disposals and $6.1 million of other costs. Approximately $44.7 million of these charges were non-cash. The Company expects to pay substantially all accrued streamlining costs by the end of the first half of 2008. For the year ended December 30, 2006, the Company recorded $81.6 million ($51.3 million after-tax) related to this initiative, including $41.9 million of payroll and related costs, $10.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
million of lease termination costs, $22.6 million of fixed asset write-downs and disposals and $7.0 million of other costs. Approximately $22.6 million of these charges were non-cash.
For the years ended December 29, 2007 and December 30, 2006, these expenses, primarily recorded in SG&A in the Consolidated Statements of Operations, impacted business segments as follows:

	Fiscal Years Ended
	December 29,	December 30,
In thousands	2007	2006

Direct Brands	$37,193	$31,139
Partnered Brands	83,463	50,506

Total	$120,656	$81,645

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

2006 provision	$41,856	$10,202	$22,617	$6,970	$81,645
2006 fixed asset write-downs	—	—	(22,596)	—	(22,596)
Translation difference	458	35	(21)	(51)	421
2006 spending	(27,944)	(4,776)	—	(6,898)	(39,618)

Balance at December 30, 2006	14,370	5,461	—	21	19,852
2007 provision	49,826	20,719	44,004	6,107	120,656
2007 fixed asset write-downs	—	—	(44,004)	—	(44,004)
Translation difference	604	171	—	15	790
2007 spending	(46,233)	(14,528)	—	(5,918)	(66,679)

Balance at December 29, 2007	$18,567	$11,823	$—	$225	$30,615

NOTE 15: OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Fiscal Years Ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005

Minority interest	$(1,104)	$(1,213)	$(1,813)
Other investment gain	364	3,583	—
Foreign currency transaction (losses) gains	(3,719)	2,987	(451)

	$(4,459)	$5,357	$(2,264)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 16: SHARE-BASED COMPENSATION
On July 3, 2005, the Company adopted the provisions of SFAS No. 123(R) and since that time has recognized the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its share-based compensation plans; all employee stock options were granted at or above the grant date market price; accordingly, no compensation cost was recognized for fixed stock option grants in prior to the adoption of SFAS No.123(R).
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of December 29, 2007, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The following table details the effect on net income and earnings per share “as reported” as if compensation expense had been recorded for the period of January 2, 2005 through July 3, 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net income and earnings per share for the years ended December 29, 2007 and December 30, 2006 are the same since share-based compensation expense is calculated under the provisions of SFAS No. 123(R) for such fiscal years.

Fiscal Year Ended
In thousands except per share data	December 31, 2005

Net income:
As reported	$317,366
Add: Share-based employee compensation expense included in reported net income, net of taxes of $8,385	15,303
Less: Total share-based employee compensation expense determined under fair value based method for all awards*, net of taxes of $12,733	(23,235)

Pro forma	$309,434

Basic earnings per share:
As reported	$2.98
Pro forma	$2.91
Diluted earnings per share:
As reported	$2.94
Pro forma	$2.88

*	“All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Total share-based compensation expense was $19.4 million, $22.7 million and $23.7 million for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and $11.8 million, $14.2 million and $15.3 million net of tax for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. All share-based compensation expense is inclusive of amounts related to discontinued operations, which are insignificant for all periods presented.
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

Valuation Assumptions:	December 29, 2007	December 30, 2006	December 31, 2005

Weighted-average fair value of options granted	$10.06	$10.05	$12.91
Expected volatility	23.1% to 39.5%	23.1% to 39.5%	28.8% to 42.0%
Weighted-average volatility	25.6%	23.9%	29.4%
Expected term (in years)	4.5	4.6	5.2
Dividend yield	0.63%	0.59%	0.55%
Risk-free rate	4.4% to 5.2%	4.4% to 5.1%	3.2% to 4.6%
Expected annual forfeiture	10.0%	7.9%	9.3%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2007, 2006 and 2005. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.
Stock Plans

In March 1992, March 2000, March 2002 and March 2005, the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan” and the “2005 Plan” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992, 2000 and 2005 plans, outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a cashless exercise option, commonly referred to as a “broker-assisted exercise.” Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans, and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. Upon shareholder approval of the 2000 Plan in May 2000, the Company ceased issuing grants under the 1992 Plan; awards made there under prior to its termination remain in effect in accordance with their terms. The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 plan expires in 2012. The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 plan expires in 2015, but no performance-based awards may be granted after the fifth anniversary of the 2005 Plan’s adoption. As of December 29, 2007, 7,876,532 shares were available for future grant under the 2000, 2002 and 2005 Plans.
The Company delivers treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in Stockholders’ Equity. If the exercise price of the options is higher than the cost of the treasury shares, the amount is reflected in Capital in excess of par value. If the exercise price of the options is lower than the cost of the treasury shares, the amount is reflected in Retained earnings.
Stock Options

Changes in common shares under option for the fiscal year ended December 29, 2007 are summarized as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	($000)

Beginning of year	5,889,216	$32.58	5.8	$64,519
Granted	809,600	36.51
Exercised	(1,560,987)	27.71		$22,592
Cancelled	(501,420)	37.87

End of year	4,636,409	$34.33	5.3	$204

Vested or expected to vest	4,457,586	$34.22	5.2	$204

Exercisable at end of year	3,390,971	$32.98	5.0	$204
The total intrinsic value of options exercised during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $22.6 million, $29.1 million, and $19.1 million, respectively.
As of December 29, 2007, there was $8.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $19.0 million, $21.8 million and $28.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
Restricted Stock
From 2001 through 2004, the Committee granted a total of 233,966 shares of restricted stock under the 2000 Plan to a group of key executives. In 2005, the committee granted an additional 10,000 shares under the 2002 Plan to a key executive. As of December 29, 2007, 10,000 of these shares remained outstanding. These shares are subject to restrictions on transfer and risk of forfeiture until earned by continued service and vest as follows: 20 percent on each of the third, fourth and fifth grant date anniversary, and the remaining 40 percent on the sixth grant date anniversary, with acceleration of vesting upon the achievement of certain financial and non-financial goals. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
The Company’s former CEO retired at the end of 2006 when his contract expired. Upon his retirement, all restricted shares previously awarded vested as of December 30, 2006 and were released, net of shares withheld for taxes, at that time. Additionally, in January 2007, 119,391 shares were released, net of shares withheld for taxes, based on the Committee’s assessment of the extent to which the performance targets related to previously granted restricted shares were achieved. These net shares issued, as well as all options outstanding, continue to be subject to certain holding requirements.
In November 2006, pursuant to the terms of his employment agreement, the Company’s CEO and member of its Board of Directors, William L. McComb, was granted by the Committee: (a) options to purchase 185,200 shares of the Company’s common stock that will vest 25% on the first anniversary of the grant date, 25% on the second anniversary and 50% on the third anniversary; (b) “premium priced” options (options with an exercise price equal to 120% of the closing price on the date of grant) to purchase 63,150 shares of the Company’s common stock that will vest 25% on the first anniversary of the grant date, 25% on the second anniversary and 50% on the third anniversary; (c) 76,355 restricted shares, which vest in three equal installments on the first three anniversaries of grant; and (d) 62,500 restricted shares which shares vested in full on the fifth anniversary of grant. The shares received upon exercise of the options, as well as the other restricted shares, are subject to certain transfer restrictions that will lapse in full on December 31, 2010.
The Company’s non-employee Directors receive an annual grant of shares of Common Stock with a value of $100,000 as part of their annual retainer for serving on the Board of Directors. Retainer share grants to non-employee Directors are made pursuant to the 2000 Plan, the 2002 Plan or the 2005 Plan. Retainer shares are non-transferable until the first anniversary of the grant, with 25 percent becoming transferable on each of the first and second anniversary of the grant and 50 percent becoming transferable on the third anniversary, subject to certain exceptions.
In 2004, the Committee granted 724,000 restricted shares to a group of key executives. As of December 29, 2007, 227,500 of these shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The restrictions expire in January 2010. The expiration of restrictions may be accelerated if the total return on the Company’s common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
In January 2006, the Committee granted 166,500 shares of restricted stock to a group of key executives. As of December 29, 2007, 27,800 shares remained outstanding and 122,550 shares have vested. Shares vest in equal installments based upon achievement of certain financial performance metrics during the third and fourth quarters of 2006, with one-half of the shares vesting on or before March 31, 2007 and one-half vesting on January 1, 2008, subject to continued employment with the Company and confirmation by the Committee that the performance metrics were achieved.
In July 2007, the Committee approved the issuance of Performance Share Awards to certain of its employees, including the Company’s executive officers. Performance Shares are earned based on the achievement of certain profit generation, profitability and return on capital targets aligned with the Company’s strategy, for performance through fiscal year 2009, with the number of shares earned ranging from 0 to 150% of the target amount, or 190,000 shares.
In fiscal years 2007, 2006 and 2005, the Committee granted a total of 1,702,500 restricted shares to a group of domestic and international employees who, in previous years, would have been entitled to a grant of stock options. As of December 29, 2007, 954,610 of these shares remained outstanding. These shares are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
restrictions on transfer and subject to risk of forfeiture until earned by continued employment and vest 50 percent on each of the second and third grant date anniversary. The unearned compensation is being amortized over a period equal to the anticipated vesting period.
The change in restricted shares for the year ended December 29, 2007 is summarized as follows:

		Weighted Average
	Shares	Grant Price

Beginning of year	1,718,493	$37.63
Granted	905,918	40.36
Vested	(513,852)	39.38
Cancelled	(572,180)	38.25

End of year	1,538,379	$38.42

The weighted average grant date fair value of restricted shares granted in the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $40.36, $38.89 and $40.72, respectively.
As of December 29, 2007, there was $23.2 million of total unrecognized compensation cost related to nonvested restricted share awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $20.2 million, $5.8 million and $0.7 million, respectively.
NOTE 17: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS
The Company maintains a qualified defined contribution plan (the “401(k)/Profit Sharing Plan”) for eligible U.S. employees of the Company and adopting affiliates, which has two component parts: a cash or deferred arrangement under section 401(k) of the Internal Revenue Code, and employee matching contributions including a discretionary profit sharing component. To be eligible to participate in either component of the 401(k)/Profit Sharing Plan, employees must be at least age 21 and not covered by a collective bargaining agreement. There are additional eligibility and vesting rules for each of the 401(k)/Profit Sharing Plan components. Full-time employees may begin to make pre-tax contributions and receive employer-matching contributions to the 401(k) component of the 401(k)/Profit Sharing Plan after six months of employment with the Company, while part-time employees must complete a 12-month period in which they are credited with 1,000 hours of service. An employee becomes eligible for the profit sharing component upon completion of 12 months and 1,000 hours of service. Once eligible, a participant must be credited with 1,000 hours of service during a plan year and be employed by the Company, or one of its affiliates, on the last day of the calendar year to share in the profit sharing contribution for that year.
The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense for 2007, 2006 and 2005, which is included in SG&A expenses, was $4.4 million, $7.0 million and $11.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The Company has a non-qualified supplemental retirement plan for certain employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an employee under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain employees to defer up to 50 percent of their base salary and up to 100 percent of their annual bonus. The Company established an irrevocable “rabbi” trust to which the Company made periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors.
NOTE 18: STOCKHOLDER RIGHTS PLAN
In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new Plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of 15 percent or more of the Company’s common stock (20 percent or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If anyone becomes an Acquiring Person and afterwards the Company or 50 percent or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights, which expire on December 21, 2008, do not have voting rights and may be amended by the Company’s Board of Directors and redeemed by the Company at $0.01 per right at any time before any person or group becomes an Acquiring Person.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 19: EARNINGS PER COMMON SHARE
The following is an analysis of basic and diluted (loss) earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Fiscal Years Ended
In thousands except per share data	December 29, 2007	December 30, 2006	December 31, 2005
(Loss) income from continuing operations	$(370,020)	$220,916	$291,772
Income from discontinued operations, net of tax	4,495	33,769	25,594
Loss on disposal of discontinued operations, net of tax	(7,273)	—	—

Net (loss) income	$(372,798)	$254,685	$317,366

Basic weighted average shares outstanding (a)	99,800	101,989	106,354
Stock options and restricted stock grants (a)(b)(c)	—	1,494	1,565

Diluted weighted average shares outstanding (a)	99,800	103,483	107,919

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(3.71)	$2.17	$2.74
Income from discontinued operations	0.04	0.33	0.24
Loss on disposal of discontinued operations	(0.07)	—	—

Net (loss) income	$(3.74)	$2.50	$2.98

Diluted
(Loss) income from continuing operations	$(3.71)	$2.13	$2.70
Income from discontinued operations	0.04	0.33	0.24
Loss on disposal of discontinued operations	(0.07)	—	—

Net (loss) income	$(3.74)	$2.46	$2.94

(a)	Because the Company incurred a loss from continuing operations in 2007, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)	Options to purchase 63,000 and 2,957,000 shares of common stock were outstanding as for fiscal years 2006 and 2005, respectively, but were not included in the computation of diluted EPS for the years then ended because such options were anti-dilutive.

(c)	Excludes restricted stock for which the performance period has not yet lapsed and criteria have not yet been achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 20: CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During fiscal 2007, 2006 and 2005, the Company made income tax payments of approximately $63.7 million, $141.0 million and $174.2 million, respectively. The Company made interest payments of approximately $49.6 million, $36.7 million and $33.0 million in 2007, 2006 and 2005, respectively. On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006. There were no other non-cash activities in the years ended December 29, 2007, December 30, 2006 or December 31, 2005.
NOTE 21: SEGMENT REPORTING
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. Prior periods have been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ELLEN TRACY, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands as well as the Company’s other non-Direct Brands fragrances including: CLAIBORNE, CURVE, ELLEN TRACY, LIZ CLAIBORNE and our licensed USHER fragrance.
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, certain assets and liabilities of the C & C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. The activities of these brands, as well as those of EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE, previously included in the Partnered Brands Segment, have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
The Company also announced the consolidation of its STAMP 10 and TINT brands into its AXCESS and LIZ & CO. brands, respectively, and the closure of its FIRST ISSUE brand, which occurred in early 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on operating income of each reportable segment.  The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Fiscal Years Ended
	December 29, 2007			December 30, 2006			December 31, 2005
	Direct	Partnered		Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Totals	Brands	Brands	Totals	Brands	Brands	Totals

Total net sales	$2,257,874	$2,319,377	$4,577,251	$1,883,991	$2,759,945	$4,643,936	$1,625,307	$2,960,880	$4,586,187
% to total	49.3%	50.7%	100%	40.6%	59.4%	100%	35.4%	64.6%	100%
Depreciation and amortization expense	$79,113	$83,065	$162,178	$59,332	$77,387	$136,719	$49,280	$75,998	$125,278

Total operating income (loss) (a)	$205,927	$(631,740)	$(425,813)	$205,625	$175,889	$381,514	$242,720	$241,486	$484,206
% of sales	9.1%	(27.2)%	(9.3)%	10.9%	6.4%	8.2%	14.9%	8.2%	10.6%

Segment assets (b)	$1,813,055	$1,339,994		$1,622,205	$1,810,077
Expenditures for long-lived assets	$161,191	$68,029	$229,220	$357,901	$59,936	$417,837	$159,432	$115,011	$274,443

(a)	The Partnered Brands operating loss includes pre-tax, non-cash impairment charges of (i) $36.3 million related to the Company’s ELLEN TRACY trademark and (ii) $14.9 million related to property and equipment of the Company’s SIGRID OLSEN brand and, (iii) $450.8 million related to the impairment of goodwill (see Note 1 – Basis of Presentation and Summary of Significant Accounting Policies).

(b)	Amounts exclude unallocated Corporate assets of $50.1 million and $63.5 million at December 29, 2007 and December 30, 2006, respectively, and assets held for sale of $65.3 million at December 29, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
GEOGRAPHIC DATA

			Fiscal Years Ended
	December 29, 2007		December 30, 2006		December 31, 2005
	Domestic	International	Domestic	International	Domestic	International

Total net sales	$3,092,752	$1,484,499	$3,249,001	$1,394,935	$3,324,482	$1,261,705
% to total	67.6%	32.4%	70.0%	30.0%	72.5%	27.5%
Depreciation and amortization expense	$104,850	$57,328	$87,537	$49,182	$80,645	$44,633

Total operating income (loss) (a)	$(476,782)	$50,969	$306,247	$75,267	$376,704	$107,502
% of sales	(15.4)%	3.4%	9.4%	5.4%	11.3%	8.5%

Segment assets	$2,002,687	$1,200,448	$2,268,333	$1,227,435
Expenditures for long-lived assets	$161,039	$68,181	$317,418	$100,419	$172,876	$101,567

(a)	The Domestic operating loss includes pre-tax, non-cash impairment charges of (i) $36.3 million related to the Company’s ELLEN TRACY trademark, (ii) $14.9 million related to property and equipment of the Company’s SIGRID OLSEN brand and (iii) $450.8 million related to the impairment of goodwill (see Note 1 – Basis of Presentation and Summary of Significant Accounting Policies).
In connection with the realignment of its segment reporting structure, the Company reclassified its segment assets as follows:

In thousands	December 29, 2007	December 30, 2006
SEGMENT ASSETS:
Direct Brands	$1,813,055	$1,622,205
Partnered Brands	1,339,994	1,810,077
Corporate	50,086	63,486

Assets of continuing operations	3,203,135	3,495,768
Assets held for sale	65,332	—

Total Assets	$3,268,467	$3,495,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 22: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and changes in unrealized gains and losses on securities, as detailed below:

In thousands	December 29, 2007	December 30, 2006

Cumulative translation adjustment	$(18,272)	$(55,271)
Losses on cash flow hedging derivatives, net of taxes of $2,321 and $495	(6,202)	(743)
Unrealized losses on securities, net of taxes of $46 and $99	(108)	(142)

Accumulated other comprehensive loss, net of tax	$(24,582)	$(56,156)

The losses on cash flow hedging derivatives are reclassified to current year gain or loss each year due to the short lives of these instruments.
As discussed in Note 13—Derivative Instruments, the Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive loss. As of December 29, 2007, the Company recorded a tax benefit of $19.4 million related to such foreign currency transaction gains and losses in the cumulative translation adjustment account in other comprehensive loss (a component of shareholders’ equity). This tax benefit reduced taxes payable, the current year comprehensive loss and accumulated comprehensive loss by an equal amount. Tax benefits related to the cumulative translation account were not reflected in the reported amounts for prior periods, and, as a result, accumulated comprehensive loss and taxes payable at December 30, 2006 were overstated by approximately $16.2 million. The Company’s results of operations and cash flows were not affected by this adjustment for the periods presented.
NOTE 23: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. Currently, the Company classifies noncontrolling interests as liabilities and excludes net income attributable to noncontrolling interests from net income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of SFAS No. 141(R) as required.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adopting the provisions of SFAS No. 159 will have a significant impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adopting the provisions of SFAS No. 157 will have a significant impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 24: RELATED PARTY TRANSACTIONS
During 2007, 2006 and 2005, the Company paid the law firm, Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, approximately $0.8 million, $2.0 million and $3.9 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2007 amount represents less than one percent of such firm’s 2007 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.
During 2007, 2006 and 2005, the Company leased a certain office facility from Amex Property B.V. (“Amex”), a company whose principal owner is Rattan Chadha, former President and Chief Executive Officer of Mexx, under a 20-year lease agreement, which commenced in 2001. The space houses the principal headquarters of Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2007, 2006 and 2005 was $0.7 million, $0.7 million and $0.7 million, respectively, excluding a $1.6 million charge to terminate the lease in 2007.
The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.
NOTE 25: LEGAL PROCEEDINGS
The Company's previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that the Company submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that the Company provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and the Company submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed the Company’s submission and has requested certain modifications to the response and some minimal additional testing. The Company has submitted the modified response and additional testing results.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 26: SUBSEQUENT EVENTS
On January 17, 2008, the Company entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand. Under the arrangement, the DANA BUCHMAN brand will be designed by the Company, and Kohl’s will lead the manufacturing, production, distribution and marketing of the brand. As a result, the Company expects to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.
On February 1, 2008, the Company entered a definitive agreement to sell substantially all of the assets and liabilities of its prAna brand to the former owners of prAna and Steelpoint Capital Partners for consideration of $36.5 million and a contingent payment of up to $4.0 million based on 2008 EBITDA. In connection with the disposition, the Company will settle the contingent earn out obligation resulting from its 2005 acquisition of prAna with an $18.4 million payment to the prAna founders.
On February 4, 2008, the Company completed the sale of substantially all of the assets and liabilities of its former C&C CALIFORNIA and LAUNDRY brands for net cash proceeds of $33.1 million.
Also, on February 14, 2008, the Company entered a definitive agreement to sell substantially all of the assets and liabilities of its ELLEN TRACY brand to a group of investors, including Radius Partners, LLC, for consideration of $27.3 million, subject to adjustment, and a contingent cash payment of up to $15.0 million based on performance from 2008 through 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries
NOTE 27: UNAUDITED QUARTERLY RESULTS
Unaudited quarterly financial information for 2007 and 2006 is set forth in the table below. Certain amounts relating to the first and second quarters of 2007 and 2006 have been revised from those previously reported in the Company’s quarterly filings on Form 10-Q in order to present the C&C CALIFORNIA, LAUNDRY BY DESIGN, prAna, EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands as discontinued operations. Certain amounts relating to the third quarter of 2007 and 2006 have been revised from those previously reported in the Company’s quarterly filings on Form 10-Q in order to present the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands as discontinued operations. See Note 3 — Discontinued Operations.

	March				June				September				December
In thousands except per share data	2007		2006		2007		2006		2007		2006		2007		2006

Net sales	$1,073,428		$1,072,393		$1,059,222		$1,044,724		$1,236,533		$1,278,840		$1,208,068		$1,247,979
Gross profit	501,475		506,721		523,771		516,644		597,515		616,671		542,965		620,203
Income (loss) from continuing operations, net of tax	10,884	(2)	35,245	(3)	10,479	(4)	31,630	(5)	32,839	(6)	86,801	(7)	(424,222	)(8)	67,240	(9)
Income (loss) from discontinued operations, net of tax	5,314		11,692		3,152		7,785		2,680		8,369		(6,651)		5,923
Loss on disposal of discontinued operations, net of tax	—		—		—		—		(2,468)		—		(4,805)		—

Net income (loss)	$16,198		$46,937		$13,631		$39,415		$33,051		$95,170		$(435,678)		$73,163

Basic earnings per share: (1)
Income (loss) from continuing operations	$0.11	(2)	$0.34	(3)	$0.10	(4)	$0.31	(5)	$0.33	(6)	$0.86	(7)	$(4.43	)(8)	$0.66	(9)
Income (loss) from discontinued operations	0.05		0.11		0.03		0.07		0.02		0.08		(0.07)		0.06
Loss on disposal of discontinued operations	—		—		—		—		(0.02)		—		(0.05)		—

Net income (loss)	$0.16		$0.45		$0.13		$0.38		$0.33		$0.94		$(4.55)		$0.72

Diluted earnings per share: (1)
Income (loss) from continuing operations	$0.11	(2)	$0.34	(3)	$0.10	(4)	$0.31	(5)	$0.33	(6)	$0.85	(7)	$(4.43	)(8)	$0.65	(9)
Income (loss) from discontinued operations	0.05		0.11		0.03		0.07		0.02		0.08		(0.07)		0.06
Loss on disposal of discontinued operations	—		—		—		—		(0.02)		—		(0.05)		—

Net income (loss)	$0.16		$0.45		$0.13		$0.38		$0.33		$0.93		$(4.55)		$0.71

Dividends paid per common share	$.06		$.06		$.06		$.06		$.06		$.06		$.06		$.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liz Claiborne, Inc. and Subsidiaries

(1)	Because the Company incurred a loss from continuing operations for the 4th quarter of 2007, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(2)	Includes the after-tax effect of expenses related to streamlining initiatives of $4.5 million ($7.0 million pre-tax) or $0.04 per share.

(3)	Includes the after-tax effect of expenses related to streamlining initiatives of $15.5 million ($24.2 million pre-tax) or $0.15 per share.

(4)	Includes the after-tax effect of expenses related to streamlining initiatives of $13.2 million ($20.5 million pre-tax) or $0.13 per share

(5)	Includes the after-tax effect of expenses related to streamlining initiatives of $5.5 million ($9.2 million pre-tax) or $0.05 per share.

(6)	Includes the after-tax effect of expenses related to streamlining initiatives of $13.5 million ($21.4 million pre-tax) or $0.13 per share and a non-cash impairment charge of $7.5 million ($12.3 million pre-tax) or $0.07 per share related to the Company’s ELLEN TRACY trademark.

(7)	Includes the after-tax effect of expenses related to streamlining initiatives of $8.1 million ($12.7 million pre-tax) or $0.08 per share.

(8)	Includes (i) the after-tax effect of a non-cash goodwill impairment charge of $343.1 million ($450.8 million pre-tax) or $3.58 per share, (ii) the after-tax effect of expenses related to streamlining initiatives of $46.8 million ($71.8 million pre-tax) or $0.49 per share and (iii) a non-cash impairment charge of $14.5 million ($24.0 million pre-tax) or $0.15 per share related to the Company’s ELLEN TRACY trademark.

(9)	Includes the after-tax effect of expenses related to streamlining initiatives of $22.2 million ($35.6 million pre-tax) or $0.22 per share.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Liz Claiborne, Inc. and Subsidiaries

		Additions
	Balance at	Charged
(In thousands)	Beginning	to Costs and	Charged to			Balance at
Description	of Period	Expenses	Other Accounts	Deductions		End of Period

YEAR ENDED DECEMBER 29, 2007

Accounts Receivable - allowance for doubtful accounts	$4,930	$3,809	$—	$2,118	(A)	$6,621
Allowance for Returns	$43,036	$246,343	$—	$238,691		$50,688
Allowance for Discounts	$9,842	$73,979	$—	$76,765		$7,056

YEAR ENDED DECEMBER 30, 2006

Accounts Receivable - allowance for doubtful accounts	$4,443	$1,410	$—	$923	(A)	$4,930
Allowance for Returns	$34,647	$184,849	$—	$176,460		$43,036
Allowance for Discounts	$13,476	$87,442	$—	$91,076		$9,842

YEAR ENDED DECEMBER 31, 2005

Accounts Receivable - allowance for doubtful accounts	$2,450	$4,144	$—	$2,151	(A)	$4,443
Allowance for Returns	$40,387	$173,407	$—	$179,147		$34,647
Allowance for Discounts	$14,969	$114,265	$—	$115,758		$13,476

(A)	Uncollectible accounts written off, less recoveries.