Form 10-Q
period 2008-04-05
CLAIBORNE LIZ INC
filed 2008-05-13
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at May 2, 2008 was 94,782,920.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
April 5, 2008

PAGE
NUMBER
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of April 5, 2008 (Unaudited), December 29, 2007 and March 31, 2007 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three Month Periods Ended April 5, 2008 (Unaudited) and March 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended April 5, 2008 (Unaudited) and March 31, 2007 (Unaudited)	6 – 7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 – 48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48 – 49

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50 – 56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 5. Other Information	56

Item 6. Exhibits	57

SIGNATURES	58
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Form 10-Q (or incorporated by reference into this Form 10-Q), in future filings by us with the Securities and Exchange Commission (“the SEC”), in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to the Company’s future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “we believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•	Our long-term growth strategies;

•	Anticipated results of operations or level of business for fiscal 2008, any fiscal quarter of 2008 or any other future period, including those contained in this Form 10-Q under the heading “Forward Outlook;”

•	Our ability to continue to implement appropriate expense savings initiatives and maintain a competitive cost structure;

•	Our ability to develop our retail and supply chain capabilities;

•	Our ability to expand internationally;

•	Our ability to successfully integrate the acquisitions of our KATE SPADE and NARCISO RODRIGUEZ brands;

•	Our ability to be able to commit the resources, structure and marketing investment necessary to support and grow our brands;

•	Our ability to navigate the difficult macroeconomic environment and challenges presented in the wholesale and retail industries;

•	Our ability to offer products that are acceptable to our department store customers and consumers; and

•	Our ability to realize sufficient cash flows from operations and to have access to financing on acceptable terms to enable us to fund our liquidity requirements.
     The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” as well as in our 2007 annual report on Form 10-K. The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	April 5,	December 29,	March 31,
	2008	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$111,142	$205,401	$96,504
Marketable securities	295	328	9,485
Accounts receivable — trade, net	566,656	440,160	601,294
Inventories, net	526,052	540,807	644,180
Deferred income taxes	99,506	103,288	73,290
Other current assets	287,205	209,525	151,383
Assets held for sale	31,227	65,332	—

Total current assets	1,622,083	1,564,841	1,576,136

Property and Equipment, Net	587,404	580,733	567,105
Goodwill, Net	676,238	677,852	1,010,122
Intangibles, Net	316,939	347,119	410,013
Deferred Income Taxes	20,417	75,445	—
Other Assets	23,236	22,477	21,570

Total Assets	$3,246,317	$3,268,467	$3,584,946

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$77,087	$50,828	$26,824
Accounts payable	225,425	223,522	238,533
Accrued expenses	416,730	459,309	284,578
Income taxes payable	34,045	32,266	—
Deferred income taxes	497	497	—
Liabilities held for sale	—	3,963	—

Total current liabilities	753,784	770,385	549,935

Long-Term Debt	912,025	836,883	715,950
Other Non-Current Liabilities	109,885	140,764	102,227
Deferred Income Taxes	1,157	1,111	65,445
Commitments and Contingencies (Note 11)
Minority Interest	3,858	3,760	3,375
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	295,170	296,158	261,770
Retained earnings	2,911,835	2,948,085	3,353,919
Accumulated other comprehensive loss	(37,822)	(24,582)	(57,147)

	3,345,620	3,396,098	3,734,979

Common stock in treasury, at cost 81,610,514, 81,695,077 and 72,382,307 shares	(1,880,012)	(1,880,534)	(1,586,965)

Total stockholders’ equity	1,465,608	1,515,564	2,148,014

Total Liabilities and Stockholders’ Equity	$3,246,317	$3,268,467	$3,584,946

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Three Months Ended
	April 5,	March 31,
	2008	2007
	(14 Weeks)	(13 Weeks)
Net Sales	$1,121,542	$1,069,200

Cost of goods sold	590,615	570,092

Gross Profit	530,927	499,108

Selling, general & administrative expenses	554,904	469,378

Operating (Loss) Income	(23,977)	29,730

Other expense, net	(2,748)	(729)

Interest expense, net	(12,103)	(8,532)

(Loss) Income before (Benefit) Provision for Income Taxes	(38,828)	20,469

(Benefit) Provision for income taxes	(23,984)	9,987

(Loss) Income from Continuing Operations	(14,844)	10,482

(Loss) income from discontinued operations, net of tax	(3,975)	5,716

Loss on disposal of discontinued operations, net of tax	(12,202)	—

Net (Loss) Income	$(31,021)	$16,198

Earnings per Share:
Basic
(Loss) Income from Continuing Operations	$(0.16)	$0.10
Net (Loss) Income	$(0.33)	$0.16

Diluted
(Loss) Income from Continuing Operations	$(0.16)	$0.10
Net (Loss) Income	$(0.33)	$0.16

Weighted Average Shares, Basic	93,507	101,796
Weighted Average Shares, Diluted	93,507	103,127

Dividends Paid per Common Share	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 5,	March 31,
	2008	2007
	(14 Weeks)	(13 Weeks)

Cash Flows from Operating Activities:

Net (loss) income	$(31,021)	$16,198
Adjustments to arrive at (loss) income from continuing operations	16,177	(5,716)

(Loss) income from continuing operations	(14,844)	10,482

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	40,860	37,512
Streamlining initiatives; asset write-down	2,707	4,692
Loss on asset disposals	14,152	—
Share-based compensation	3,391	7,535
Tax benefit on exercise of stock options	7	2,074
Other, net	17	(329)
Change in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(117,060)	(100,555)
Decrease (increase) in inventories, net	8,791	(48,698)
Decrease (increase) in other current and non-current assets	47,038	(22,622)
Increase (decrease) in accounts payable	1,911	(30,860)
Decrease in accrued expenses	(49,697)	(56,448)
Decrease in deferred income taxes and income taxes payable	(87,582)	(5,831)
Net cash (used in) provided by operating activities of discontinued operations	(4,043)	6,867

Net cash used in operating activities	(154,352)	(196,181)

Cash Flows from Investing Activities:
Purchases of property and equipment	(46,105)	(34,193)
Proceeds from sales of property and equipment	—	1,410
Purchases of new businesses and payment of related debt	(5,066)	(13,431)
Payments for in-store merchandise shops	(1,632)	(924)
Other, net	(392)	(652)
Net cash provided by (used in) investing activities of discontinued operations	60,344	(238)

Net cash provided by (used in) investing activities	7,149	(48,028)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In thousands)
(Unaudited)

	Three Months Ended
	April 5,	March 31,
	2008	2007
	(14 Weeks)	(13 Weeks)

Cash Flows from Financing Activities:
Short term borrowings, net	61,698	4,531
Principal payments under capital lease obligations	(1,075)	(1,756)
Commercial paper, net	—	142,355
Proceeds from exercise of common stock options	51	15,976
Dividends paid	(5,257)	(5,726)
Tax (deficiency) excess benefit related to share-based compensation	(2,058)	1,091
Other, net	(798)	(330)

Net cash provided by financing activities	52,561	156,141

Effect of exchange rate changes on cash and cash equivalents	383	(1,073)
Net Change in Cash and Cash Equivalents	(94,259)	(89,141)
Cash and Cash Equivalents at Beginning of Period	205,401	185,645

Cash and Cash Equivalents at End of Period	$111,142	$96,504

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise noted all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (“the Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Results of acquired companies are included in the Company’s operating results from the date of acquisition and therefore, operating results on a period-to-period basis may not be comparable. Information presented as of December 29, 2007 is derived from audited statements.
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The prior period has been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company now reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands as well as the Company’s other non-Direct Brands fragrances including: CLAIBORNE, CURVE, LIZ CLAIBORNE and our licensed USHER fragrance.
In July 2007, the Company announced its long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of its brands. On October 4, 2007, the Company completed the first phase of such review by finalizing the disposal of certain assets of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. The Company completed the second phase of such review by completing the disposition of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008 and substantially all of the assets and liabilities of its former prAna brand on April 4, 2008. Also in 2007, the Company closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. On April 10, 2008, the Company disposed of substantially all of the assets and liabilities of its ELLEN TRACY brand. Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), certain assets and liabilities of the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Also pursuant to SFAS No. 144, certain assets and liabilities associated with the ELLEN TRACY brand and the assets associated with the Company’s closed distribution center have been segregated and reported as held for sale as of April 5, 2008.
The activities of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and the retail operations of its former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. As indicated, only the retail operations of the Company’s former ELLEN TRACY brand have been presented as discontinued operations, as the ELLEN TRACY wholesale activities do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company.
During the quarter ended April 5, 2008, the Company recognized a pretax charge of $9.5 million on the ELLEN TRACY transaction, of which $1.8 million was allocated to the ELLEN TRACY retail operations and therefore recorded within discontinued operations. The remaining charge of $7.7 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling, general and administrative expenses (“SG&A”).
Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
During 2007, the Company decided to close the SIGRID OLSEN brand, which is expected to occur in the second quarter of 2008. On January 17, 2008, the Company announced that it entered into an exclusive license agreement with Kohl’s, whereby Kohl’s will source and sell products under the DANA BUCHMAN brand which has not been presented as a discontinued operation due in part to the Company’s continuing involvement with the DANA BUCHMAN brand.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
The Company completed its annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment of goodwill was recognized at that date as a result of such tests. However, in accordance with SFAS No. 142, the Company performed an additional goodwill impairment test as of December 29, 2007 and recorded a pre-tax impairment charge of $450.8 million related to goodwill previously recorded in its Partnered Brands segment, which is a reporting unit (see Note 8 – Goodwill and Intangible Assets).
Owned trademarks that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising professional fees and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
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

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. The Company also uses derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying values due to the short-term nature of these instruments. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed-rate long-term debt is carried at its value on date of issuance. Fair values for derivatives are either developed using dealer quotes or cash flow models (see — Recently Adopted Accounting Policies, Fair Value Measurements).
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
Marketable Securities
As stated above, investments are stated at market. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available-for-sale are included in Accumulated other comprehensive income (loss) until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. As a result of an impairment analysis performed on property and equipment of the Company’s MEXX brand in the United Kingdom “MEXX UK”, the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the first quarter of 2008, the Company recorded a pre-tax charge of $2.6 million within SG&A on the accompanying Condensed Consolidated Statement of Operations in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX UK due to various factors, including the Company’s decision to close the retail operations of MEXX UK.
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
Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Condensed Consolidated Statement of Operations or Other comprehensive income (loss), as appropriate.
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
Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Condensed Consolidated Statements of Operations.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year ending January 3, 2009, reflects a 53-week period resulting in a 14-week, three-month period for the first quarter. The 2007 fiscal year reflects a 52-week period resulting in a 13-week, three-month period for the first quarter.
Cash Dividend and Common Stock Repurchase
On January 23, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on March 17, 2008 to stockholders of record at the close of business on February 22, 2008. On November 12, 2007, the Company’s Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock for cash in open market purchases and privately negotiated transactions. As of May 2, 2008, the Company had $28.7 million remaining in buyback authorization under its share repurchase programs.
RECENTLY ADOPTED ACCOUNTING POLICIES
Fair Value Measurements
The Company adopted SFAS No. 157, “Fair Value Measurements”, on December 30, 2007, the first day of fiscal year 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on the Company’s condensed consolidated financial statements.  SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.
The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of April 5, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$457
Financial Liabilities:
Derivatives	$9,196

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen to not adopt the fair value measurement provisions of SFAS 159 for its existing instruments.
2. ACQUISITIONS
On May 18, 2007, the Company acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the NARCISO RODRIGUEZ business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. The Company allocated $8.9 million of purchase price to the value of trademarks and tradenames associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands Segment was subsequently written off as part of the Company’s fourth quarter 2007 non-cash impairment charge and deducted for tax purposes. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As the Company maintains control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On December 13, 2006, the Company acquired 100 percent of the equity of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. The Company allocated $74.9 million of purchase price to the value of trademarks and tradenames associated with the business, $6.5 million to the value of customer relationships, $2.6 million to the value of beneficial leases and $36.0 million to goodwill. The trademarks and tradenames are deemed to have indefinite lives and are subject to an annual impairment test. The value of customer relationships and beneficial leases are being amortized over 14 years and from 2 to 9 years, respectively.
On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $20-29 million and will be accounted for as additional purchase price when paid.
The prAna acquisition agreement required the Company to make contingent payments to the former owners of prAna based on certain performance parameters of prAna over a pre-determined time frame. In connection with the sale of the prAna brand, the Company satisfied its contingent obligation for $18.5 million, which was paid concurrently with the closing of the sale of the prAna brand on April 4, 2008 and was recorded within Loss on disposal of discontinued operations, net of tax, in the Company’s Condensed Consolidated Statement of Operations.
On April 7, 2003, the Company acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and as increases to goodwill. The estimated 2008 payment of $72.9 million will be made in the second quarter of 2008 based on a multiple of Juicy Couture’s 2007 earnings, which has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4 percent, 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. The Company recorded the present value of fixed amounts owed of $9.3 million in Accrued expenses and Other Non-Current Liabilities. As of April 5, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million that will be made in the first half of 2008 based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) the 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of $9-12 million.
3. DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million during 2008.
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of the ELLEN TRACY brand (see Note 19 – Subsequent Events).
The Company recorded a pre-tax non-cash charge of $19.4 million ($12.2 million, net of tax) during the three months ended April 5, 2008, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. This amount may be adjusted in subsequent periods due to customary post-closing adjustments that are not currently estimable, including contingent consideration.
Assets held for sale on the accompanying condensed consolidated balance sheets as of April 5, 2008, consist of assets associated with the Company’s former ELLEN TRACY brand and its closed distribution center. Assets held for sale on the accompanying condensed consolidated balance sheets as of December 29, 2007 consist of the assets associated with the Company’s former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and its closed distribution center. Assets held for sale include the following:

	April 5,	December 29,
In thousands	2008	2007

Accounts receivable	$—	$2,452
Inventories	8,904	13,444
Property and equipment	5,881	7,349
Intangible assets	16,442	41,786
Other assets	—	301

Total assets held for sale	$31,227	$65,332

Liabilities held for sale consists of accounts payable and accrued expenses as of December 29, 2007.
Summarized condensed consolidated statements of operations data for discontinued operations are as follows:

	Three Months Ended
	April 5,	March 31,
	2008	2007
	(14 Weeks)	(13 Weeks)

Net sales	$23,613	$83,779

(Loss) income before (benefit) provision for income taxes	$(6,468)	$9,153
(Benefit) provision for income taxes	(2,493)	3,437

(Loss) income from discontinued operations, net of tax	$(3,975)	$5,716

4. STOCKHOLDERS’ EQUITY
Activity for the three months ended April 5, 2008 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost

Balance as of December 29, 2007	$296,158	$2,948,085	$(1,880,534)
Net loss	—	(31,021)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(2,353)	—	496
Stock options exercised	25	—	26
Share-based compensation	3,391	—	—
Tax benefit on exercise of stock options	7	—	—
Tax deficiency related to share-based compensation	(2,058)	—	—
Dividends declared	—	(5,229)	—

Balance as of April 5, 2008	$295,170	$2,911,835	$(1,880,012)

Comprehensive (loss) income is comprised of net (loss) income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized losses on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive (loss) income for interim periods was as follows:

	Three Months Ended
	April 5,	March 31,
	2008	2007
In thousands	(14 Weeks)	(13 Weeks)

Net (loss) income	$(31,021)	$16,198
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	25,752	4,252
Change in cumulative translation adjustment on Eurobonds, net of income tax benefit of $2,241.	(36,652)	(4,810)
Changes in unrealized losses on available-for-sale securities, net of income tax benefit of $31 and $5, respectively	(10)	(7)
Changes in fair value of cash flow hedges, net of income tax benefit of $522 and $69, respectively	(2,330)	(426)

Total comprehensive (loss) income, net of tax	$(44,261)	$15,207

Accumulated other comprehensive loss consists of the following:

	April 5,	December 29,	March 31,
In thousands	2008	2007	2007

Cumulative translation adjustment	$(29,172)	$(18,272)	$(55,829)
Unrealized losses on cash flow hedging derivatives, net of taxes of $2,843, $2,321 and $426, respectively	(8,532)	(6,202)	(1,169)
Unrealized losses on available-for-sale securities, net of taxes of $77, $46 and $94, respectively	(118)	(108)	(149)

Accumulated other comprehensive loss, net of tax	$(37,822)	$(24,582)	$(57,147)

5. MARKETABLE SECURITIES
For the three months ended April 5, 2008 and March 31, 2007, there have been no sales or realized gains (losses) of investments previously considered available-for-sale.
The changes in unrealized holding losses on available-for-sale securities included in Accumulated other comprehensive income, net of tax, for the periods ended April 5, 2008 and March 31, 2007 were immaterial.
The following is a summary of available-for-sale marketable securities at April 5, 2008, December 29, 2007 and March 31, 2007:

			Unrealized	Estimated
In thousands		Cost	Losses	Fair Value

April 5, 2008:	Other investments	$490	$(195)	$295

	Total	$490	$(195)	$295

December 29, 2007:	Other investments	$483	$(155)	$328

	Total	$483	$(155)	$328

March 31, 2007:	Equity investments	$9,252	$(169)	$9,083
	Other investments	464	(62)	402

	Total	$9,716	$(231)	$9,485

6. INVENTORIES, NET
Inventories consist of the following:

	April 5,	December 29,	March 31,
In thousands	2008	2007	2007

Raw materials	$29,780	$28,743	$31,728
Work in process	19,756	13,143	14,534
Finished goods	476,516	498,921	597,918

Total inventories, net	$526,052	$540,807	$644,180

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	April 5,	December 29,	March 31,
In thousands	2008	2007	2007

Land and buildings	$108,099	$108,097	$135,291
Machinery and equipment	382,756	385,294	412,039
Furniture and fixtures	308,395	304,411	278,259
Leasehold improvements	543,649	529,427	464,648

	1,342,899	1,327,229	1,290,237
Less: Accumulated depreciation and amortization	755,495	746,496	723,132

Total property and equipment, net	$587,404	$580,733	$567,105

Depreciation and amortization expense on property and equipment for the three months ended April 5, 2008 and March 31, 2007 was $35.8 million and $32.7 million, respectively, which includes depreciation for property and equipment under capital leases of $3.7 million and $2.1 million, respectively. Machinery and equipment under capital leases was $46.9 million, $48.8 million and $50.9 million as of April 5, 2008, December 29, 2007 and March 31, 2007, respectively.
8. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	April 5,	December 29,	March 31,
In thousands	Period	2008	2007	2007

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,749	$32,749	$32,449
Owned trademarks	7 years	9,900	9,900	7,600
Customer relationships(a)	14 years	30,671	30,665	49,367
Merchandising rights(b)	4 years	42,860	57,023	52,265
Other(c)	5 years	3,235	3,235	—

Subtotal	9 years	119,415	133,572	141,681

Accumulated Amortization:
Licensed trademarks		(17,373)	(16,641)	(14,982)
Owned trademarks		(1,269)	(901)	(847)
Customer relationships		(6,432)	(5,875)	(7,824)
Merchandising rights		(24,181)	(34,246)	(26,452)
Other		(860)	(675)	—

Subtotal		(50,115)	(58,338)	(50,105)

Net:
Licensed trademarks		15,376	16,108	17,467
Owned trademarks		8,631	8,999	6,753
Customer relationships		24,239	24,790	41,543
Merchandising rights		18,679	22,777	25,813
Other		2,375	2,560	—

Total amortized intangible assets, net		69,300	75,234	91,576

Unamortized intangible assets:
Owned trademarks(d)		247,639	271,885	318,437

Total intangible assets		$316,939	$347,119	$410,013

(a)	The change in the balance compared to March 31, 2007 primarily reflects the impact of dispositions, partially offset by the impact of acquisitions, each subsequent to March 31, 2007.

(b)	The change in the balance compared to March 31, 2007 primarily reflects the impact of dispositions subsequent thereto.

(c)	Relates to the Company’s acquisition of Kate Spade and Narciso Rodriguez.

(d)	The change in the balance compared to March 31, 2007 reflects (i) the inclusion of $24.0 million within Assets held for sale on the accompanying Condensed Consolidated Balance Sheet at April 5, 2008, (ii) a non-cash impairment charge of $36.3 million recorded within the Company’s Partnered Brands segment in the second half of 2007 related to the ELLEN TRACY trademark and (iii) the impact of dispositions subsequent to March 31, 2007, partially offset by the impact of acquisitions subsequent to March 31, 2007.
Amortization expense of intangible assets was $4.6 million and $4.1 million for the three months ended April 5, 2008 and March 31, 2007, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2008	$15.1
2009	13.0
2010	9.6
2011	8.0
2012	7.0
The changes in carrying amount of goodwill for the three months ended April 5, 2008 are as follows:

In thousands
Balance as of December 29, 2007	$677,852
Other	(52)
Translation difference	(1,562)

Balance as of April 5, 2008	$676,238

As a result of the decline in the actual and projected performance and cash flows of the Company’s Partnered Brands segment, the Company determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. In performing this evaluation, the Company considered declines in its market value, which began in the second half of 2007 and reconciled the sum of the estimated fair values of its five reporting units to the Company’s market value (based on its stock price), plus an estimated control premium.
Accordingly, this assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a pre-tax impairment charge of $450.8 million ($343.1 million after-tax) during the fourth quarter of 2007. Accordingly, all of the Company’s remaining goodwill resides in its Direct Brands segment as of April 5, 2008.
9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three months ended April 5, 2008 is a benefit of 61.8%. Such rate differs from the Federal statutory rate of 35.0% due to the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2007 is 48.8%. Such rate differs from the Federal statutory rate of 35.0% due to the impact of discrete items recognized during the period then ended, consisting primarily of foreign tax settlements.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax years 2003 through 2007. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and prior. The Company expects to settle its 2003 Federal audit within the next 12 months.

The Company expects a reduction in the liability for unrecognized tax benefits of approximately $34.0 million within the next twelve months due to the expiration of the statute of limitations and various other tax settlements.
10. DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

	April 5,	December 29,	March 31,
In thousands	2008	2007	2007

5% Notes, due July 2013	$548,786	$512,044	$463,793
Revolving credit facility and commercial paper program	340,600	301,200	224,430
Capital lease obligations	25,710	26,725	30,509
Other (a)	74,016	47,742	24,042

Total debt	989,112	887,711	742,774
Less: current portion (b)	77,087	50,828	26,824

Long-term debt	$912,025	$836,883	$715,950

(a)	At April 5, 2008, the balance includes $73.1 million of outstanding borrowings under working capital lines of credit.

(b)	At April 5, 2008, the balance consists primarily of borrowings under working capital lines of credit and obligations under capital leases.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in U.S. dollars, Canadian dollars and euros. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. On February 29, 2008, the Company entered into an amendment to its revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation.  The Company was also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that the Company was in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. As of the end of fiscal 2007 and as of April 5, 2008, the Company was in compliance with such covenants, as amended. A copy of such amendment was filed on Form 8-K, dated February 29, 2008. Both Standard & Poor’s (“S&P”) and Moody’s credit rating services placed the Company’s ratings under review in May 2007 based on the 2007 outlook provided as part of its first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review and lowered the Company’s senior unsecured debt rating to Baa3 from Baa2 and its commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review and affirmed the Company’s BBB unsecured debt rating and lowered the Company’s commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed the Company’s Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade. On April 10, 2008, Moody’s affirmed the Company’s Baa3 senior unsecured and Prime-3 commercial paper ratings.
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
As of April 5, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to the Company were as follows:

		Outstanding	Letters of	Available
In thousands	Total Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$340,600	$—	$409,400
Letter of credit facility	400,000	—	159,129	240,871
Short-term borrowing facilities	174,058	73,069	11,509	89,480

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
11. COMMITMENTS AND CONTINGENCIES
On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution for a five-year period (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required. The Company has not entered into any other off-balance sheet arrangements.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 11 and 25 of Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K).
12. STREAMLINING INITIATIVES
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

–	Conducting a review of strategic alternatives, including possible divestiture, discontinuation or licensing of sixteen of the Company’s brands:
–	On October 4, 2007, the Company completed the sale of its EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. The Company also consolidated its TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed its FIRST ISSUE brand.

–	On January 17, 2008, the Company announced an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand.

–	On February 4, 2008, the Company completed the sale of its C & C CALIFORNIA and LAUNDRY BY DESIGN brands. The Company also announced retention of ENYCE and closure of SIGRID OLSEN, expected to be completed in the second quarter of 2008.

–	On April 4, 2008, the Company completed the sale of its prAna brand.

–	In the first quarter of 2008, the Company also announced its decision to retain the KENSIE and MAC & JAC brands.

–	On April 10, 2008, the Company completed the sale of its ELLEN TRACY brand.
–	Implementing and maintaining a more competitive cost structure: The Company has accelerated its structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
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
For the period ended April 5, 2008, the Company recorded $39.5 million ($24.9 million after-tax) related to this initiative, including $15.3 million of payroll and related costs, $12.9 million of lease termination costs, $7.7 million of fixed asset write-downs and disposals and $3.6 million of other costs. Approximately $7.7 million of these charges were non-cash. The Company expects to pay substantially all accrued streamlining costs by the end of 2008. For the period ended March 31, 2007, the Company recorded $7.0 million ($4.5 million after-tax) related to this initiative, including $2.2 million of payroll and related costs, $1.4 million of lease termination costs, $3.2 million of fixed asset write-downs and disposals and $0.2 million of other costs. Approximately $3.2 million of these charges were non-cash.
For the three months ended April 5, 2008 and March 31, 2007, these expenses, primarily recorded in SG&A in the Condensed Consolidated Statements of Operations, impacted business segments as follows:

	Three Months Ended
	April 5,	March 31,
	2008	2007
In thousands	(14 Weeks)	(13 Weeks)

Direct Brands	$6,428	$2
Partnered Brands	33,027	6,974

Total	$39,455	$6,976

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at December 29, 2007	$18,567	$11,823	$—	$225	$30,615
2008 provision	15,283	12,853	7,697	3,622	39,455
2008 fixed asset write-downs	—	—	(7,697)	—	(7,697)
Translation difference	571	242	—	20	833
2008 spending	(20,232)	(7,023)	—	(3,236)	(30,491)

Balance at April 5, 2008	$14,189	$17,895	$—	$631	$32,715

13. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Three Months Ended
	April 5,	March 31,
	2008	2007
In thousands	(14 Weeks)	(13 Weeks)
(Loss) income from continuing operations	$(14,844)	$10,482
(Loss) income from discontinued operations, net of tax	(3,975)	5,716
Loss on disposal of discontinued operations, net of tax	(12,202)	—

Net (loss) income	$(31,021)	$16,198

Basic weighted average shares outstanding(a)	93,507	101,796
Stock options and restricted stock grants(a)(b)(c)	—	1,331

Diluted weighted average shares outstanding(a)	93,507	103,127

Earnings per share:
Basic
(Loss) income from continuing operations	$(0.16)	$0.10
(Loss) income from discontinued operations	(0.04)	0.06
Loss on disposal of discontinued operations	(0.13)	—

Net (loss) income	$(0.33)	$0.16

Diluted
(Loss) income from continuing operations	$(0.16)	$0.10
(Loss) income from discontinued operations	(0.04)	0.06
Loss on disposal of discontinued operations	(0.13)	—

Net (loss) income	$(0.33)	$0.16

(a)	Because the Company incurred a loss from continuing operations in the first quarter of 2008, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)	Options to purchase 63,000 shares of common stock were outstanding as of March 31, 2007 but were not included in the computation of diluted EPS for the three month period then ended because such options were anti-dilutive.

(c)	Excludes restricted stock for which the performance period has not yet lapsed and criteria have not yet been achieved.
14. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the three months ended April 5, 2008 and March 31, 2007, the Company made income tax payments of $8.0 million and $35.5 million and interest payments of $8.2 million and $3.2 million, respectively.

15. SEGMENT REPORTING
In the second quarter of 2007, the Company revised its segment reporting structure to reflect the strategic realignment of its businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The prior period has been conformed to the current period’s presentation. The two reportable segments described below represent the Company’s brand based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands as well as the Company’s other non-Direct Brands fragrances including: CLAIBORNE, CURVE, LIZ CLAIBORNE and our licensed USHER fragrance.
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, certain assets and liabilities of the C & C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Additionally, certain assets associated with the ELLEN TRACY brand have been segregated and reported as held for sale as of April 5, 2008. The activities of these brands that represent operations and cash flows that can be clearly distinguished from the rest of the Company, as well as those of EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE, previously included in the Partnered Brands Segment, have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
In 2007, the Company consolidated its STAMP 10 and TINT brands into its AXCESS and LIZ & CO. brands, respectively, and closed its FIRST ISSUE brand in early 2008.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment.  The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers, Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Three Months Ended
	April 5, 2008			March 31, 2007
	(14 Weeks)			(13 weeks)
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total

Total net sales	$620,150	$501,392	$1,121,542	$483,623	$585,577	$1,069,200

% to total	55.3%	44.7%	100.0%	45.2%	54.8%	100.0%

Total operating income (loss)	$27,374	$(51,351)	$(23,977)	$50,050	$(20,320)	$29,730

% of sales	4.4%	(10.2)%	(2.1)%	10.3%	(3.5)%	2.8%
GEOGRAPHIC DATA:

	Three Months Ended
	April 5, 2008			March 31, 2007
	(14 Weeks)			(13 weeks)
In thousands	Domestic	International	Total	Domestic	International	Total

Total net sales(a)	$722,646	$398,896	$1,121,542	$724,734	$344,466	$1,069,200

% to total	64.4%	35.6%	100.0%	67.8%	32.2%	100.0%

Total operating income (loss)	$(34,657)	$10,680	$(23,977)	$17,009	$12,721	$29,730

% of sales	(4.8)%	2.7%	(2.1)%	2.3%	3.7%	2.8%

(a)	International sales include MEXX sales of $342,234 and $281,481, respectively.
There were no significant changes in segment assets during the three months ended April 5, 2008.
16. DERIVATIVE INSTRUMENTS
At April 5, 2008, the Company had various Canadian currency collars outstanding with a notional amount of $5.5 million, maturing through September 2008 and with contract rates ranging between 0.9600 and 1.0300 Canadian dollars per U.S. dollar. The Company had $7.5 million in Canadian currency collars at December 29, 2007 and $7.4 million and 61.8 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at March 31, 2007. At April 5, 2008, the Company also had forward contracts maturing through June 2009 to sell 13.8 million Canadian dollars for $13.8 million, to sell 20.0 million Canadian dollars for 154.5 million Hong Kong dollars, to sell 12.4 million euro for $18.5 million and to sell 50.3 million euro for 544.9 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at April 5, 2008 was $122.1 million, as compared with $132.3 million at December 29, 2007 and $90.1 million at March 31, 2007. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $8.9 million at April 5, 2008, $7.1 million at December 29, 2007 and $2.2 million at March 31, 2007. The ineffective portion of these trades is recognized currently in earnings and was immaterial for the three month periods ended April 5, 2008 and March 31, 2007. Approximately $8.8 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized losses recorded to Cumulative translation adjustment were $36.7 million and $4.8 million for the three months ended April 5, 2008 and March 31, 2007, respectively.

In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 – Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the three months ended April 5, 2008.
17. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R) and recognized the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of April 5, 2008, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Stock Options The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

Valuation Assumptions:	April 5, 2008	March 31, 2007

Weighted-average fair value of options granted	$5.02	$11.51
Expected volatility	25.3% to 37.6%	23.1% to 39.5%
Weighted-average volatility	25.7%	24.0%
Expected term (in years)	4.5	4.7
Dividend yield	1.24%	0.52%
Risk-free rate	4.8% to 5.2%	4.4% to 4.8%
Expected annual forfeiture	10.0%	12.0%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2008 and 2007. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under the stock option plans as of April 5, 2008 and changes therein during the three month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 29, 2007	4,636,409	$34.33	5.3	$204
Granted	122,250	18.12
Exercised	(3,100)	16.60
Cancelled	(291,575)	33.73

Outstanding at April 5, 2008	4,463,984	$33.93	5.1	$230

Vested or expected to vest at April 5, 2008	4,284,762	$33.91	5.0	$208

Exercisable at April 5, 2008	3,271,371	$33.30	4.7	$111

The total intrinsic value of options exercised during the three months ended April 5, 2008 was insignificant and was $9.3 million during the three months ended March 31, 2007.
As of April 5, 2008, there were approximately 1.2 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $9.69.
As of April 5, 2008, there was $7.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three month periods ended April 5, 2008 and March 31, 2007 was $1.7 million and $15.1 million, respectively.
Restricted Stock
A summary of award activity under the restricted stock plans as of April 5, 2008 and changes during the three month period are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Nonvested stock at December 29, 2007 (a)	1,538,379	$38.42
Granted	341,509	18.34
Vested	(306,962)	35.73
Cancelled	(182,377)	38.41

Nonvested stock at April 5, 2008 (a)	1,390,549	$34.09

Expected to vest as of April 5, 2008	1,107,513	$35.00

(a)	In the third quarter of 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.
As of April 5, 2008, there was $21.5 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three month periods ended April 5, 2008 and March 31, 2007 was $11.0 million and $12.3 million, respectively.
18. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No.161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of SFAS No. 161 on its condensed consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS 157 on its condensed consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. Currently, the Company classifies noncontrolling interests as liabilities and excludes net income attributable to noncontrolling interests from net income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its condensed consolidated financial statements.
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
19. SUBSEQUENT EVENTS
On April 10, 2008, the Company completed of the sale of its ELLEN TRACY brand for net cash proceeds of $25.8 million. The Company is also entitled to contingent consideration of up to $15.0 million, based on performance from 2008 through 2012.
On April 10, 2008, Moody’s affirmed the Company’s Baa3 senior unsecured and Prime-3 commercial paper ratings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
In the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The prior period has been conformed to the current period’s presentation. The two reportable segments described below represent our brand based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we now report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), e-commerce and licensing operations of our four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER, the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands as well as our other non-Direct Brands fragrances including: CLAIBORNE, CURVE, LIZ CLAIBORNE and our licensed USHER fragrance.
In July 2007, we announced our long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of our brands. On October 4, 2007, we completed the first phase of such review by finalizing the disposal of certain assets of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. We completed the second phase of such review by completing the disposition of certain assets and liabilities of our former C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008, and substantially all of the assets and liabilities of our former prAna brand on April 4, 2008. Also in 2007, we closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. On April 10, 2008, we disposed of substantially all of the assets and liabilities of our former ELLEN TRACY brand. Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), certain assets and liabilities of the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Also pursuant to SFAS No. 144, certain assets and liabilities associated with the ELLEN TRACY brand and the assets associated with our closed distribution center have been segregated and reported as held for sale as of April 5, 2008.
The activities of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and the retail operations of our former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. As indicated, only the retail operations of our former ELLEN TRACY brand have been presented as discontinued operations, as the ELLEN TRACY wholesale activities do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company.
During the quarter ended April 5, 2008, we recognized a pretax charge of $9.5 million on the ELLEN TRACY transaction, of which $1.8 million was allocated to the ELLEN TRACY retail operations and therefore recorded within discontinued operations. The remaining charge of $7.7 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling General and Administrative expenses “SG&A.”

We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites) and
•	International (wholesale customers and Company-owned specialty retail and outlet and concession stores located outside of the United States).
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
Since 1999, we have acquired a number of brands in an effort to diversify our business across price points and channels and to decrease our dependence on the domestic department store channel. We have also diversified geographically, with our international operations representing 35.6% and 32.2% of total Company net sales for the periods ended April 5, 2008 and March 31, 2007, respectively. In addition, we expanded our own retail business by increasing the number of doors in a variety of formats. As we expanded our brand portfolio, our management structure was based on channel and category management, and our reliance on the domestic department store channel remained significant.
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
The completion of our strategic review of 16 specific brands in our portfolio in an effort to narrow our brand offerings to a select group that we believe we can fully resource and develop into powerful, sustaining brands:
•	On October 4, 2007, we completed the sale of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands.

•	We also consolidated our TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed our FIRST ISSUE brand.

•	On January 8, 2008, we also announced the decision to retain the ENYCE brand and to close our SIGRID OLSEN brand. We expect such closure to be completed in the second quarter of 2008.

•	On January 17, 2008, we announced that we entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for our DANA BUCHMAN brand. As a result, we expect to close our current DANA BUCHMAN operations in the first half of 2008 and that the launch of the DANA BUCHMAN line in Kohl’s stores will occur no later than the first quarter of 2009.

•	On February 4, 2008, we completed the sale of our former C & C CALIFORNIA and LAUNDRY BY DESIGN brands.

•	On April 4, 2008, we completed the sale of our prAna brand.

•	In the first quarter of 2008, we also announced our decision to retain the KENSIE and MAC & JAC brands.

•	On April 10, 2008, we completed the sale of our ELLEN TRACY brand.
Implementing and maintaining a more competitive cost structure:
•	We have accelerated our structural realignment and other initiatives to achieve cost savings targets. Key actions taken included significant headcount reductions, the closing of three of our distribution centers, real estate rationalization and discretionary expense cuts.

•	We anticipate additional cost reductions to be realized through further staff reductions, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands:
•	We estimate committing approximately $210 million to capital expenditures, including approximately $140 million to open new stores primarily within our Direct Brands segment in 2008;

•	We are honing our organizational structure to better support the unique opportunities within our reporting units; and

•	We anticipate spending approximately $100 million in 2008 in marketing activities in support of our growth initiatives.
Developing best-in-class, retail-centric capabilities, and initiating investments to optimize our supply chain activities and accelerate the flow of goods to stores in both retail and wholesale formats.
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
Apparel and non-apparel retailers, in general, including many of our major customers, have recently reported disappointing comparable store sales. Accordingly, we continue to be cautious about the near-term retail environment as evidenced by the slowdown in consumer spending, which reflects the recent deterioration in the macro-economic environment in the U.S., as well as abroad.
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
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors,” and in our 2007 Annual Report on Form 10-K.

Overall Results for the Three Months Ended April 5, 2008
Net Sales
Net sales for the first three months of 2008 were $1.122 billion, an increase of $52.3 million (or 4.9%) when compared to net sales for the first three months of 2007, primarily due the inclusion of a 14th week in the first quarter of 2008, a shift in the retail calendar in 2007, and the impact of foreign currency exchange rates in our international businesses which increased sales by approximately $52.3 million and increased sales in our Direct Brands segment, partially offset by decreases in our Partnered Brands segment.
Gross Profit and (Loss) Income from Continuing Operations
Gross profit as a percentage of net sales increased to 47.3% in 2008 from 46.7% in 2007, reflecting an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in our Partnered Brands and Direct Brands segments. We recorded a loss from continuing operations of $14.8 million in the first three months of 2008 as compared to income from continuing operations of $10.5 million in 2007, primarily reflecting the impact of decreased sales in our Partnered Brands segment and after-tax expenses associated with our streamlining initiatives of $24.9 million.
Balance Sheet
We ended the first quarter of 2008 with a net debt position of $877.7 million as compared to $636.8 million at the end of the first quarter of 2007. We generated $315.7 million in cash from operations over the past twelve months, which enabled us to fund $39.9 million of acquisition related payments, share repurchases of $300.5 million and capital expenditures of $193.6 million, while increasing our net debt by $240.9 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $85.0 million.
International Operations
In the first three months of 2008, international sales represented 35.6% of our overall sales, as compared to 32.2% in the first three months of 2007. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased sales in the first three months of 2008 by $52.3 million. The strengthening of the euro and Canadian dollar against the U.S. dollar has positively impacted the results in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Acquisitions
On May 18, 2007, we acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the NARCISO RODRIGUEZ business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. We allocated $8.9 million of purchase price to the value of trademarks and tradenames associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands Segment was subsequently written off as part of our fourth quarter 2007 non-cash impairment charge and deducted for tax purposes. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As we maintain control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On December 13, 2006, we acquired 100 percent of the equity of Kate Spade LLC (“Kate Spade”). Based in New York City, Kate Spade is a designer, marketer, wholesaler and retailer of fashion accessories for women and men through its KATE SPADE® and JACK SPADE® brands. The purchase price totaled approximately $124 million, plus $3.4 million in fees and for certain post-closing adjustments and assumption of liabilities that were accounted for as additional purchase price. We allocated $74.9 million of purchase price to the value of trademarks and tradenames associated with the business, $6.5 million to the value of customer relationships, $2.6 million to the value of beneficial leases and $36.0 million to goodwill. The trademarks and tradenames are deemed to have indefinite lives and are subject to an annual impairment test. The value of customer relationships and beneficial leases are being amortized over 14 years and from 2 to 9 years, respectively.
On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $20-29 million and will be accounted for as additional purchase price when paid.
The prAna acquisition agreement required us to make contingent payments to the former owners of prAna based on certain performance parameters of prAna over a pre-determined time frame. In connection with the sale of the prAna brand, we satisfied our contingent obligation for $18.5 million, which was paid concurrently with the closing of the sale of the prAna brand on April 4, 2008 and was recorded within Loss on disposal of discontinued operations, net of tax, in our Condensed Consolidated Statement of Operations.
On April 7, 2003, we acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. The selection of the measurement year for the contingent payment is at either party’s option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers providing that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers are eligible to elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and as increases to goodwill. The estimated 2008 payment of $72.9 million will be made in the second quarter of 2008 based on a multiple of Juicy Couture’s 2007 earnings, which has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4 percent, 1.5 percent, 1.9 percent and 8.25 percent, respectively, of the equity interest of Lucky Brand. On September 20, 2007, we entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. We will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. We recorded the present value of fixed amounts owed of $9.3 million in Accrued expenses and Other Non-Current Liabilities. As of April 5, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million that will be made in the first half of 2008 based on a multiple of Lucky Brand’s 2007 earnings, which we have accounted for as additional purchase price and (ii) the 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of $9-12 million.

RESULTS OF OPERATIONS
As discussed in the Overview section above, in the second quarter of 2007, we revised our segment reporting structure to reflect the strategic realignment of our businesses and internal reporting. The prior period has been conformed to the current period’s presentation. As discussed above, we now report our operations in two reportable segments as well as on the following geographic basis based on selling location. All data and discussion with respect to our specific segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.
THREE MONTHS ENDED APRIL 5, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
The following table sets forth our operating results for the three months ended April 5, 2008 (comprised of 14 weeks) compared to the three months ended March 31, 2007 (comprised of 13 weeks):

	Three Months Ended		Variance
	April 5,	March 31,
Dollars in millions	2008	2007	$	%

Net Sales	$1,121.5	$1,069.2	$52.3	4.9%

Gross Profit	530.9	499.1	31.8	6.4%

Selling, general & administrative expenses	554.9	469.4	85.5	18.2%

Operating (Loss) Income	(24.0)	29.7	(53.7)	*

Other expense, net	(2.7)	(0.7)	(2.0)	(285.7)%

Interest expense, net	(12.1)	(8.5)	(3.6)	(42.4)%

(Benefit) provision for income taxes	(24.0)	10.0	(34.0)	*

(Loss) Income from Continuing Operations	(14.8)	10.5	(25.3)	*

(Loss) income from discontinued operations, net of tax	(4.0)	5.7	(9.7)	*

Loss on disposal of discontinued operations, net of tax	(12.2)	—	(12.2)	*

Net (Loss) Income	$(31.0)	$16.2	$(47.2)	*

*	Not meaningful.

Net Sales
Net sales for the first quarter of 2008 were $1.122 billion, an increase of $52.3 million (4.9%) when compared to the first quarter of 2007, primarily due to the inclusion of a 14th week in the first quarter of 2008 and the shift in the retail calendar in 2007 as well as the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by approximately $52.3 million in the first quarter. Net sales results for our segments are provided below:
•	Direct Brands net sales were $620.2 million, increasing $136.5 million, or 28.2%, reflecting the following:
–	Net sales for MEXX were $342.2 million, a 20.3% increase compared to 2007, primarily due to the impact of the extra week in the quarter, as well as the impact of changes in foreign currency exchange rates of $44.7 million, partially offset by decreases in our MEXX Europe retail operations.
—	We ended the quarter with 134 specialty retail stores, 90 outlets and 292 concessions, reflecting the net addition over the last 12 months of 4 specialty retail stores and 8 outlet stores and the net closure of 9 concession stores;

—	Average retail square footage in the first quarter was approximately 1.387 million square feet, a 7.0% increase compared to 2007;

—	Sales productivity was $91 per average square foot as compared to $110 for the first quarter of fiscal 2007;

—	Comparable store sales in our MEXX Company-owned stores decreased by 13.2% overall, primarily the result of a decrease in our MEXX Europe and MEXX Canada specialty retail businesses; and

—	A $44.7 million increase resulting from the impact of fluctuations in foreign currency exchange rates in our European and Canadian businesses.

–	Net sales for LUCKY BRAND were $110.1 million, a 21.1% increase compared to 2007, primarily driven by increases in retail and wholesale apparel.

—	We ended the quarter with 173 specialty stores and 20 outlet stores, reflecting the net addition over the last 12 months of 35 specialty stores and 13 outlet stores;

—	Average retail square footage in the first quarter was approximately 461 thousand square feet, a 37.6% increase compared to 2007;

—	Sales productivity was $133 per average square foot as compared to $158 for the first quarter of fiscal 2007; and

—	Comparable store sales in our Company-owned stores decreased by 5.0% in the first quarter.
–	Net sales for JUICY COUTURE were $140.2 million, a 57.5% increase compared to 2007, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).
—	We ended the quarter with 40 specialty stores and 18 outlet stores, reflecting the net addition over the last 12 months of 18 specialty stores and 7 outlet stores;

—	Average retail square footage in the first quarter was approximately 169 thousand square feet, a 100.5% increase compared to 2007;

—	Sales productivity was $263 per average square foot as compared to $265 for the first quarter of fiscal 2007; and

—	Comparable store sales in our Company-owned stores increased by 15.9% in the first quarter.
–	Net sales for KATE SPADE were $27.7 million a 44.0% increase compared to 2007, primarily driven by an increased number of retail stores, as well as increases in our wholesale operations.
—	We ended the quarter with 26 specialty retail stores and 16 outlet stores reflecting the net addition over the last 12 months of 6 specialty stores and 12 outlet stores;

—	Average retail square footage in the first quarter was approximately 87 thousand square feet, a 68.2% increase compared to 2007;

—	Sales productivity was $155 per average square foot as compared to $166 for the first quarter of fiscal 2007; and

—	Comparable store sales in our Company-owned stores decreased by 2.5% in the first quarter.
Comparable Company-owned store sales are calculated as follows:
—	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

—	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

—	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

—	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

—	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot are defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $501.4 million, a decrease of $84.2 million or 14.4%, reflecting:
–	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows as discussed above. This operating environment continued to adversely affect our Partnered Brands segment, and contributed to reduced sales in the following brands: LIZ CLAIBORNE, CLAIBORNE, and ENYCE brands. Sales also declined in the following brands; SIGRID OLSEN (closing in the second quarter of 2008), Cosmetics (due to the closure of certain brands), FIRST ISSUE (which closed in early 2008), ELLEN TRACY (which was sold on April 10, 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008, with current operations expected to close in the first half of 2008 and the licensed offering expected to be launched no later than the first quarter of 2009), partially offset by increases in our LIZ & CO. and CONCEPTS BY CLAIBORNE, licensed DKNY® Jeans, KENSIE (due to increased department store distribution), licensed USHER fragrance (launched in the third quarter of 2007) and the inclusion of sales from NARCISO RODRIGUEZ (acquired in May of 2007); and

–	The impact of foreign currency exchange rates increased sales by $7.1 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $2.1 million, or 0.3%, to $722.6 million, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased by $54.4 million, or 15.8%, to $398.9 million primarily due to the $52.3 million impact of currency exchange rates on international sales and increases in our Direct Brands segment partially offset by declines in our Partnered Brands segment.
Gross Profit
Gross profit in the first quarter of 2008 was $530.9 million, a $31.8 million increase as compared to the first quarter of 2007 primarily due to the impact of foreign currency exchange rates in our international businesses, which increased gross profit by $29.9 million. Gross profit as a percentage of net sales was 47.3% in 2008 as compared to 46.7% in 2007, reflecting an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset decreased gross profit rates in our Partnered Brands and Direct Brands segments. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $85.5 million or 18.2%, to $554.9 million in the first quarter of 2008 over the first quarter of 2007. The increase in SG&A reflected the following:
•	The inclusion of $11.0 million of expenses associated with our NARCISO RODRIGUEZ brand (acquired in May 2007) and the addition of our licensed USHER fragrance;
•	A $32.5 million increase in expenses associated with our streamlining initiatives;
•	A $23.4 million decrease in Partnered Brands SG&A and marketing expenses;
•	A $15.0 million increase in Direct Brands SG&A;
•	A $28.6 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $23.0 million increase primarily resulting from the retail expansion in our Direct Brands segment;
•	The inclusion of a $7.7 million charge associated with the sale of our former ELLEN TRACY brand; and
•	An $8.9 million decrease in corporate SG&A.
SG&A as a percent of net sales was 49.5%, compared to 43.9% in the first quarter of 2007, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities, the charge associated with the sale of the ELLEN TRACY brand as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Operating (Loss) Income
Operating loss for the first quarter of 2008 was $24.0 million, a decrease of $53.7 million as compared to the first quarter of 2007. Operating (loss) income as a percent of net sales decreased to (2.1)% in 2008 compared to 2.8% in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in the quarter by $1.3 million. Operating (loss) income by segment is provided below:
•	Direct Brands operating income was $27.4 million, decreasing $22.7 million, or 45.3%, as a result of reduced earnings in our JUICY COUTURE and LUCKY BRAND operations as a result of expenses associated with brand building and reduced income in our MEXX Europe operations, partially offset by the $1.6 million impact of foreign currency exchange rates in our international operations.
•	Partnered Brands operating loss in the first quarter was $51.4 million ((10.2)% of net sales), compared to operating loss of $20.3 million ((3.5)% of net sales) in 2007, as a result of lower sales and increased retailer support as well as an increase in expenses associated with our streamlining initiatives.
On a geographic basis, Domestic operating income decreased by $51.7 million to a loss of $34.7 million. The domestic decreases predominantly reflect increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Direct Brands segment. International operating income decreased $2.0 million or 16.0% to $10.7 million, reflecting reduced earning in the international operations of our Direct Brands segment partly offset by reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in the quarter by $1.3 million.
Other Expense, Net
Other expense, net consists primarily of foreign currency transaction losses and amounted to $2.7 million and $0.7 million in the three months ended April 5, 2008 and March 31, 2007, respectively.
Interest Expense, Net
Net interest expense increased to $12.1 million in the three months ended April 5, 2008 from $8.5 million in the three months ended March 31, 2007 principally due to increased outstanding borrowings under our revolving credit facility and commercial paper program in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.
(Benefit) Provision for Income Taxes
The income tax rate in the first quarter of 2008 increased to a benefit of 61.8% from a tax rate of 48.8% in the first quarter of 2007. Our 2008 tax rate reflects the impact of discrete tax items, consisting primarily of the reversal of previously accrued interest and penalties due to the resolution of the underlying uncertain tax positions, which decreased our loss from continuing operations by $8.3 million, or $0.09 per share. The 2007 tax rate was impacted by discrete items consisting of charges associated with foreign tax settlements.
(Loss) Income from Continuing Operations
(Loss) income from continuing operations in the first quarter of 2008 decreased to $(14.8) million, or (1.3)% of net sales, from $10.5 million in the first quarter of 2007, or 1.0% of net sales. Earnings per share (“EPS”) from continuing operations decreased to $(0.16) in 2008 from $0.10 in 2007.
(Loss) Income from Discontinued Operations, Net of Tax
(Loss) income from discontinued operations in the first quarter of 2008 decreased to $(4.0) million, from $5.7 million in the first quarter of 2007. EPS from discontinued operations decreased to $(0.04) in 2008 from $0.06 in 2007, primarily due to the impact of the deterioration of the earnings of brands sold.

Loss on Disposal of Discontinued Operations, Net of Tax
Loss on disposal of discontinued operations in the first quarter of 2008 was $12.2 million, or $(0.13) per common share reflecting the estimated difference between the carrying value of the assets sold and their estimated fair values less costs to dispose, including transaction costs.
Net (Loss) Income
Net (loss) income in the first quarter of 2008 decreased to $(31.0) million from $16.2 million in the first quarter of 2007. Diluted EPS decreased to $(0.33) in 2008, from $0.16 in 2007.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund growth in working capital (primarily accounts receivable and inventory), (ii) invest in our supply chain and information systems, (iii) fund investment in marketing and (iv) fund capital expenditures related to our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund potential acquisitions and payments related to earn-out provisions of recent acquisition agreements. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. On November 12, 2007 and May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $100 million and $250 million, respectively, of our common stock for cash in open market purchases and privately negotiated transactions. As of May 2, 2008, we had $28.7 million remaining in buyback authorization under the share repurchase program.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). We anticipate that cash flows from operations and our bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. On August 8, 2007 and September 10, 2007 Moody’s and Standard & Poor’s (“S&P”), respectively, completed a review of our credit rating. Moody’s lowered the senior unsecured debt rating to Baa3 from Baa2 and the commercial paper rating to Prime-3 from Prime-2. S&P affirmed our BBB unsecured debt rating and lowered the commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade. On April 10, 2008, Moody’s affirmed the Company’s Baa3 senior unsecured and Prime-3 commercial paper ratings.
2008 vs. 2007
Cash and Debt Balances. We ended the first three months of 2008 with $111.4 million in cash and marketable securities, compared to $106.0 million at the end of the first three months of 2007 and with $989.1 million of debt outstanding, compared to $742.8 million at the end of the first three months of 2007. This $240.9 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to $300.5 million in share repurchases, $193.6 million in capital and in-store expenditures, $39.9 million in acquisition-related payments and the effect of foreign currency translation on our Eurobond (which increased our debt balance by $85.0 million), partially offset by cash flows from operations for the last twelve months of $315.7 million. We ended the first quarter of 2008 with $1.466 billion in stockholders’ equity, giving us a total debt to total capital ratio of 40.3%, compared to $1.516 billion in stockholders’ equity at year end 2007 and a total debt to total capital ratio of 36.9%, and $2.148 billion in stockholders’ equity at the end of the first quarter of 2007 and a total debt to total capital ratio of 25.7%.
Accounts Receivable decreased $34.6 million, or 5.8%, at April 5, 2008, compared to March 31, 2007, primarily due to a reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to the impact of brands sold or discontinued and reduced sales in our LIZ CLAIBORNE brand, partially offset by increases in our MEXX Europe operations, the fragrance businesses of both our Direct Brands and Partnered Brands segments and the impact of foreign currency exchange rates of $34.0 million primarily related to the strengthening of the euro.

Accounts receivable increased $126.5 million, or 28.7%, at April 5, 2008 compared to December 29, 2007, due primarily due to the timing of shipments in our domestic operations.
Inventories decreased $118.1 million, or 18.3% at the end of the first three months of 2008 compared to the end of the first three months of 2007, primarily due to the year-over year impact of decreases in our Partnered Brands segment, the impact of brands sold, discontinued or held for sale, partly offset by increases in our Direct Brands inventory as a result of growth in our retail operations as well as increase in our LIZ & CO and CONCEPTS brands. The impact of changes in foreign currency exchange rates increased inventories by $26.4 million, or 4.1%, in the first quarter of 2008 compared to the first quarter of 2007. Inventories decreased by $14.8 million, or 2.7%, compared to December 29, 2007, primarily due to seasonal timing of wholesale shipments as well as increases resulting from foreign exchange rate fluctuations.
Borrowings under our revolving credit facility and other credit facilities peaked at $443.7 million during the first three months of 2008; at the end of the first quarter of 2008, our borrowings under these facilities totaled $413.7 million.
Net cash used in operating activities was $154.4 million in the first three months of 2008, compared to $196.2 million in the first three months of 2007. This $41.8 million decrease in the use of cash was primarily due to a decrease in inventories and increased payables and accrued expenses, partially offset by reduced net income and a reduction in income taxes.
Net cash provided by (used in) investing activities was $7.1 million in the first three months of 2008, compared to a usage of $48.0 million in 2007. Net cash provided by investing activities in the first three months of 2008 primarily reflected the receipt of net proceeds of $60.3 million from dispositions, partially offset by $5.1 million in acquisition-related payments and $47.7 million in capital and in-store expenditures. Net cash used in the first three months of 2007 primarily reflected $35.1 million for capital and in-store expenditures and $13.4 million in acquisition-related payments.
Net cash provided by financing activities was $52.6 million in the first three months of 2008, compared to $156.1 million in the first three months of 2007. The $103.5 million year-over-year decrease in cash provided by financing activities primarily reflected a $142.4 million decrease in commercial paper and a $15.9 million decrease in proceeds from the exercise of stock options, partially offset by a $57.2 million increase in short-term borrowings, as we have shifted our source of borrowing from commercial paper to our revolving credit facilities.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	On January 16, 2008, January 16, 2007 and January 17, 2006, we purchased 0.4 percent, 1.5 percent and 1.9 percent, respectively, of the remaining outstanding shares of LUCKY BRAND for payments of $5.0 million, $10.0 million and $10 million, respectively. We will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) the 2008 payment of $14.4 million will be made in the first half of 2008 based on a multiple of LUCKY BRAND’s 2007 earnings and (ii) the 2011 payment will be based on a multiple of LUCKY BRAND’s 2010 earnings, net of the 2008 payment which we estimate will be in the range of $9-12 million.
•	The Juicy Couture acquisition agreement provides for a contingent payment to the former owners of Juicy Couture to be determined as a multiple of Juicy Couture’s earnings for one of the years ended 2005, 2006 or 2007. This payment will be made in either cash or shares of our common stock at our option. In March of 2005, the contingent payment agreement was amended to include an advance option for the sellers provided that (i) if the 2005 measurement year is not selected, the sellers may elect to receive up to 70 percent of the estimated contingent payment based upon 2005 results; and (ii) if the 2005 and 2006 measurement years are not selected, the sellers may elect to receive up to 85 percent of the estimated contingent payment based on the 2006 measurement year net of any 2005 advances. In April 2006, the sellers elected to receive a 70 percent advance against the contingent purchase price and were paid $80.3 million on April 20, 2006. In May of 2007, the sellers elected to receive an 85 percent advance against the contingent purchase price and were paid $19.9 million on May 23, 2007. These payments were accounted for as additional purchase price and increases to goodwill. The 2008 payment of $72.9 million will be made in the second quarter of 2008 based on a multiple of Juicy Couture’s 2007 earnings, which we have accounted for as additional purchase price and an increase to goodwill.
•	On January 26, 2006, we acquired 100 percent of the equity interests of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of these contingent payments will be in the range of approximately $20-29 million and will be accounted for as additional purchase price when paid.
Financing Arrangements
Long-term debt consists of the following:

	April 5,	December 29,	March 31,
In thousands	2008	2007	2007

5% Notes	$548,786	$512,044	$463,793
Revolving credit facility and commercial paper program	340,600	301,200	224,430
Capital lease obligations	25,710	26,725	30,509
Other (a)	74,016	47,742	24,042

Total debt	$989,112	$887,711	$742,774

(a)	At April 5, 2008, the balance includes $73.1 million of outstanding borrowings under working capital lines of credit.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in U.S. dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. On February 29, 2008, we entered into an amendment to our revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. We were also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that we were in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. As of the end of fiscal 2007 and as of April 5, 2008, we were in compliance with such covenants, as amended. A copy of such amendment was filed on Form 8-K, dated February 29, 2008. Both Standard & Poor’s (“S&P”) and Moody’s credit rating services placed our ratings under review in May 2007 based on the 2007 outlook provided as part of its first quarter 2007 earnings release. During the third quarter of 2007, Moody’s completed its review and lowered our senior unsecured debt rating to Baa3 from Baa2 and our commercial paper rating to Prime-3 from Prime-2. Also during the third quarter of 2007, S&P completed its review affirmed our BBB unsecured debt rating and lowered our commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade. On April 10, 2008, Moody’s affirmed our Baa3 senior unsecured and Prime-3 commercial paper ratings.
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
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 11 – Commitments and Contingencies).
As of April 5, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to us were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$340,600	$—	$409,400
Letter of credit facility	400,000	—	159,129	240,871
Short-term borrowing facilities	174,058	73,069	11,509	89,480

(a)	Our $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
Off-Balance Sheet Arrangements
On November 21, 2006, we entered into an off-balance sheet financing arrangement with a financial institution for a five-year period (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
Hedging Activities
At April 5, 2008, we had various Canadian currency collars outstanding with a notional amount of $5.5 million, maturing through September 2008 and with contract rates ranging between 0.9600 and 1.0300 Canadian dollars per U.S. dollar. We had $7.5 million in Canadian currency collars at December 29, 2007 and $7.4 million and 61.8 million Hong Kong dollars in Canadian currency collars and 23.3 million Hong Kong dollars in euro currency collars at March 31, 2007. At April 5, 2008, we also had forward contracts maturing through June 2009 to sell 13.8 million Canadian dollars for $13.8 million, to sell 20.0 million Canadian dollars for 154.5 million Hong Kong dollars, to sell 12.4 million euro for $18.5 million and to sell 50.3 million euro for 544.9 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at April 5, 2008 was $122.1 million, as compared with $132.3 million at December 29, 2007 and $90.1 million at March 31, 2007. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $8.9 million at April 5, 2008, $7.1 million at December 29, 2007 and $2.2 million at March 31, 2007. The ineffective portion of these trades is recognized currently in earnings and was immaterial for the three month periods ended April 5, 2008 and March 31, 2007. Approximately $8.8 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized losses recorded to Cumulative translation adjustment were $36.7 million and $4.8 million for the three months ended April 5, 2008 and March 31, 2007, respectively.
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 – Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the three months ended April 5, 2008.
USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.
Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
Accounts Receivable – Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable – trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable – trade, net. These provisions result from seasonal negotiations with our customers as well as historical deduction trends net of expected recoveries and the evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results.
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
However, due to the decline in the actual and projected performance and cash flows of our Partnered Brands segment, we determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. In performing this evaluation, we considered declines in the Company’s market value, which began in the second half of 2007 and reconciled the sum of the estimated fair values of our five reporting units to the Company’s market value (based on its stock price), plus an estimated control premium.
Accordingly, this assessment compared the carrying value of each of our reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, we determined that the goodwill of our Partnered Brands segment, which is a reporting unit, was impaired and recorded a pre-tax impairment charge of $450.8 million ($343.1 million after-tax) during the fourth quarter of 2007.
Owned trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
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
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Condensed Consolidated Statements of Operations. As a result of an impairment analysis performed on property and equipment of our MEXX brand in the United Kingdom “MEXX UK”, we determined that the carrying value of such assets exceeded their fair value. Accordingly, during the first quarter of 2008, we recorded a pre-tax charge of $2.6 million in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX UK due to various factors, including our decision to close the retail operations of MEXX UK.
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
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.
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
Share-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

RECENTLY ADOPTED ACCOUNTING POLICIES
We adopted SFAS No. 157, “Fair Value Measurements”, on December 30, 2007, the first day of fiscal year 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on our condensed consolidated financial statements. SFAS 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.
The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of April 5, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$457
Financial Liabilities:
Derivatives	$9,196
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have chosen not to adopt the fair value measurement provisions of SFAS 159 for our existing instruments.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on its condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact of SFAS No. 161 on its condensed consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact of SFAS 157 on our condensed consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. Currently, we classify noncontrolling interests as liabilities and exclude net income attributable to noncontrolling interests from net income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our condensed consolidated financial statements.
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
We do not speculate on the future direction of interest rates. As of April 5, 2008, December 29, 2007 and March 31, 2007, our exposure to changing market rates was as follows:

In millions	April 5, 2008	December 29, 2007	March 31, 2007

Variable rate debt	$413.7	$348.0	$247.9
Average interest rate	4.31%	5.65%	5.23%
A ten percent change in the average rate would have resulted in a $0.4 million change in interest expense during the first three months of 2008.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of April 5, 2008, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies, exposing us to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-U.S. subsidiaries, which include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.
At April 5, 2008, December 29, 2007 and March 31, 2007, we had outstanding foreign currency collars with net notional amounts aggregating to $5.5 million, $7.5 million and $18.2 million, respectively. We had forward contracts aggregating to $122.1 million at April 5, 2008, $132.3 million at December 29, 2007 and $90.1 million at March 31, 2007. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $8.9 million at April 5, 2008, $7.1 million at December 29, 2007 and $2.2 million at March 31, 2007. A sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates if the U.S. dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $13.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $13.1 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of April 5, 2008:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		544,875	0.0835 to 0.0991	$(8,383)
Canadian Dollars	$13,797		0.9746 to 1.0234	—
Canadian Dollars		154,524	0.1272 to 0.1322	116
Euro	$18,500		0.6510 to 0.6837	(675)
Foreign Exchange Collar Contracts:
Canadian Dollars	$5,549		0.9709 to 1.0417	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of December 29, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Loss

Forward Contracts:
Euro		736,250	0.0877 to 0.0991	$(6,179)
Canadian Dollars	$14,279		0.9393 to 1.0234	—
Canadian Dollars		185,082	0.1272 to 0.1367	(894)

Foreign Exchange Collar Contracts:
Canadian Dollars	$7,505		0.9174 to 1.0417	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of March 31, 2007:

	U.S. Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Loss

Forward Contracts:
Euro		565,751	0.0968 to 0.0998	$(2,064)
Canadian Dollars	$8,190		0.8702 to 0.8728	—
Canadian Dollars		74,229	0.1482 to 1.1482	(24)

Foreign Exchange Collar Contracts:
Euro		23,250	0.0980 to 0.1007	$(78)
Canadian Dollars	$7,363		0.8403 to 0.8925	—
Canadian Dollars		$61,764	0.1428 to 0.1527	(11)
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 5, 2008, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 5, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows. (See Notes 11 and 25 of Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K).
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and we submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed our submission and has requested certain modifications to the response and some minimal additional testing. We have submitted the modified response and additional testing results.
ITEM 1A. RISK FACTORS
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and in the Company’s 2007 Annual Report on Form 10-K or in any other written or oral communication made by, or with the approval of any of our authorized personnel. Any of the following risks could materially, adversely affect us, our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.
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
     We are bound by a variety of collective bargaining agreements with two unions, mostly in our warehouse and distribution facilities. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities, particularly in light of facility closings. Any such dispute could have a material adverse impact on our business.
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
     We have in the past, and may, from time to time, acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. This would include our acquisition of KATE SPADE in 2006, our agreement with NARCISO RODRIGUEZ, the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands outside of better department stores. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate business development opportunities, including new product lines and markets.
•	New businesses, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors.
•	We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business.
•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business.
•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines.
•	With respect to a business where we act as licensee, such as our licensed DKNY JEANS®, DKNY ACTIVE® and DKNY® MENS brands and our NARCISO RODRIGUEZ brand, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
Our ability to continue to have the liquidity necessary, through cash flow from operations and financing, may be adversely impacted by a number of factors, including the downgrading of our credit rating.
     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to invest in our supply chain and information systems, to fund investment in marketing and capital expenditures, and to fund our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund potential acquisitions and payments related to earn-out provisions of existing acquisition agreements. In addition, we will require cash to fund any repurchase of Company stock under our previously announced share repurchase programs. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and lines of credit (which include revolving and trade letter of credit facilities).
          We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months and that we will be able to adjust the amounts available under these facilities if necessary. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
          On August 8, 2007 and September 10, 2007 Moody’s and Standard & Poor’s (“S&P”), respectively, completed a review of our credit rating. Moody’s lowered the senior unsecured debt rating to Baa3 from Baa2 and the commercial paper rating to Prime-3 from Prime-2. S&P affirmed our BBB unsecured debt rating and lowered the commercial paper rating to A-3 from A-2. On February 15, 2008, Moody’s placed our Baa3 senior unsecured and Prime-3 commercial paper ratings under review for possible downgrade. On April 10, 2008, Moody’s affirmed the Company’s Baa3 senior unsecured and Prime-3 commercial paper ratings.
          There can be no assurances that we will not be further downgraded by either Moody’s or S&P, and any such additional downgrade could adversely impact our ability to obtain financing in amounts needed or on terms acceptable to us, if at all.
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
     We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including several hundred suppliers, located in approximately 46 countries, manufacturing our products, with the largest finished goods supplier accounting for approximately 4% of the total of finished goods we purchased. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards and we employ independent testing for safety and content issues, there can be no assurances that we will be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.
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

Economic, Social, Political and Regulatory Risks
General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items and fashion and retail products, which could adversely affect our sales.
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
     Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we sell our products may materially adversely affect our businesses and our revenues and profits. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes information about purchases by the Company during the three months ended April 5, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate Dollar
				Total Number of	Value of Shares that
	Total Number		Average	Shares Purchased as	May Yet Be
	of Shares		Price	Part of Publicly	Purchased Under the
	Purchased		Paid Per	Announced Plans or	Plans or Programs
Period	(in thousands)		Share	Programs	(in thousands) (2)

December 30, 2007 - February 2, 2008	10.3	(1)	$20.35	—	$28,749
February 3, 2008 - March 8, 2008	98.6	(1)	18.01	—	28,749
March 9, 2008 - April 5, 2008	3.1	(1)	19.12	—	28,749

Total 14 weeks ended April 5, 2008	112.0	(1)	$18.25	—	$28,749

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. As of May 2, 2008, the Company had $28.7 million remaining in buyback authorization under its program.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 13, 2008

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren ANDREW WARREN	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer
(Principal accounting officer)