Form 10-Q
period 2008-07-05
CLAIBORNE LIZ INC
filed 2008-08-13
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at August 1, 2008 was 94,776,188.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
July 5, 2008

		PAGE
		NUMBER

PART I —	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of July 5, 2008 (Unaudited), December 29, 2007 and June 30, 2007 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the Six and Three Month Periods Ended July 5, 2008 (Unaudited) and June 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended July 5, 2008 (Unaudited) and June 30, 2007 (Unaudited)	6 — 7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8 — 30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 — 51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51 — 53

Item 4.	Controls and Procedures	53

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	54 — 59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

SIGNATURES		62
EX-10.1: SECOND AMENDMENT TO THE FIVE-YEAR CREDIT AGREEMENT DATED AS OF OCTOBER 13, 2004
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
     The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” as well as in our 2007 annual report on Form 10-K. The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	July 5,	December 29,	June 30,
	2008	2007	2007

Assets
Current Assets:
Cash and cash equivalents	$100,380	$205,401	$110,288
Accounts receivable — trade, net	439,459	440,160	500,295
Inventories, net	496,878	540,807	671,850
Deferred income taxes	100,603	103,288	78,594
Other current assets	301,670	209,853	161,586
Assets held for sale	5,273	65,332	—

Total current assets	1,444,263	1,564,841	1,522,613

Property and Equipment, Net	595,819	580,733	567,869
Goodwill, Net	681,503	677,852	1,041,459
Intangibles, Net	313,512	347,119	418,625
Deferred Income Taxes	14,264	75,445	—
Other Assets	22,590	22,477	21,382

Total Assets	$3,071,951	$3,268,467	$3,571,948

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$87,098	$50,828	$34,554
Accounts payable	196,901	223,522	276,665
Accrued expenses	409,480	459,309	298,340
Income taxes payable	—	32,266	—
Deferred income taxes	497	497	—
Liabilities held for sale	—	3,963	—

Total current liabilities	693,976	770,385	609,559

Long-Term Debt	811,294	836,883	683,545
Other Non-Current Liabilities	114,550	140,764	104,131
Deferred Income Taxes	17,009	1,111	66,571
Commitments and Contingencies (Note 10)
Minority Interest	3,873	3,760	3,489
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	295,980	296,158	278,059
Retained earnings	2,883,400	2,948,085	3,356,118
Accumulated other comprehensive loss	(48,558)	(24,582)	(46,537)

	3,307,259	3,396,098	3,764,077

Common stock in treasury, at cost 81,676,396, 81,695,077 and 74,174,641 shares	(1,876,010)	(1,880,534)	(1,659,424)

Total stockholders’ equity	1,431,249	1,515,564	2,104,653

Total Liabilities and Stockholders’ Equity	$3,071,951	$3,268,467	$3,571,948

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007

Net Sales	$2,088,303	$2,112,684	$973,766	$1,048,545

Cost of goods sold	1,098,825	1,099,988	512,054	531,678

Gross Profit	989,478	1,012,696	461,712	516,867

Selling, general & administrative expenses	1,036,577	957,275	487,479	492,081

Operating (Loss) Income	(47,099)	55,421	(25,767)	24,786

Other (expense) income, net	(3,672)	(394)	(925)	335

Interest expense, net	(21,873)	(18,348)	(9,770)	(9,816)

(Loss) Income Before (Benefit) Provision for Income Taxes	(72,644)	36,679	(36,462)	15,305

(Benefit) provision for income taxes	(43,060)	15,733	(20,127)	5,386

(Loss) Income from Continuing Operations	(29,584)	20,946	(16,335)	9,919

(Loss) income from discontinued operations, net of tax	(10,703)	8,883	(5,134)	3,712

Loss on disposal of discontinued operations, net of tax	(13,897)	—	(1,694)	—

Net (Loss) Income	$(54,184)	$29,829	$(23,163)	$13,631

Earnings per Share:
Basic
(Loss) Income from Continuing Operations	$(0.32)	$0.20	$(0.17)	$0.10
Net (Loss) Income	$(0.58)	$0.29	$(0.25)	$0.13

Diluted
(Loss) Income from Continuing Operations	$(0.32)	$0.20	$(0.17)	$0.10
Net (Loss) Income	$(0.58)	$0.29	$(0.25)	$0.13

Weighted Average Shares, Basic	93,202	101,825	93,638	101,855
Weighted Average Shares, Diluted	93,202	102,978	93,638	102,828

Dividends Paid per Common Share	$0.11	$0.11	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 5,	June 30,
	2008	2007
	(27 Weeks)	(26 Weeks)

Cash Flows from Operating Activities:
Net (loss) income	$(54,184)	$29,829
Adjustments to arrive at (loss) income from continuing operations	24,600	(8,883)

(Loss) income from continuing operations	(29,584)	20,946

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	81,757	75,825
Streamlining initiatives; asset write-down	2,805	—
Loss on asset disposals	12,855	9,691
Share-based compensation	8,015	10,365
Tax benefit on exercise of stock options	7	4,615
Other, net	(47)	(784)
Change in assets and liabilities, exclusive of acquisitions:
Decrease in accounts receivable — trade, net	9,343	3,577
Decrease (increase) in inventories, net	37,272	(70,930)
Increase in other current and non-current assets	(5,464)	(9,379)
Decrease in accounts payable	(30,630)	(2,513)
Decrease in accrued expenses	(58,941)	(47,273)
Net change in income tax assets and liabilities	(71,245)	(29,244)
Net cash (used in) provided by operating activities of discontinued operations	(12,016)	12,281

Net cash used in operating activities	(55,873)	(22,823)

Cash Flows from Investing Activities:
Proceeds from disposition	21,252	—
Purchases of property and equipment	(86,853)	(67,193)
Purchases of businesses and payment of related debt	(5,137)	(48,262)
Payments for in-store merchandise shops	(3,133)	(2,532)
Proceeds from sales of securities	—	9,616
Proceeds from sales of property and equipment	—	1,410
Other, net	(430)	153
Net cash provided by (used in) investing activities of discontinued operations	64,913	(672)

Net cash used in investing activities	(9,388)	(107,480)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In thousands)
(Unaudited)

	Six Months Ended
	July 5,	June 30,
	2008	2007
	(27 Weeks)	(26 Weeks)

Cash Flows from Financing Activities:
Short term borrowings, net	(27,005)	12,252
Principal payments under capital lease obligations	(2,094)	(3,188)
Commercial paper, net	—	104,313
Proceeds from exercise of common stock options	51	35,286
Purchase of common stock	—	(81,560)
Dividends paid	(10,525)	(11,432)
Excess tax benefit related to share-based compensation	—	2,521
Other, net	(1,110)	(747)

Net cash (used in) provided by financing activities	(40,683)	57,445

Effect of exchange rate changes on cash and cash equivalents	923	(2,499)
Net Change in Cash and Cash Equivalents	(105,021)	(75,357)
Cash and Cash Equivalents at Beginning of Period	205,401	185,645

Cash and Cash Equivalents at End of Period	$100,380	$110,288

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (“the Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Results of acquired companies are included in the Company’s operating results from the date of acquisition and therefore, operating results on a period-to-period basis may not be comparable. Information presented as of December 29, 2007 is derived from audited statements.
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
In July 2007, the Company announced its long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of its brands. On October 4, 2007, the Company completed the first phase of such review by finalizing the disposal of certain assets of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Also in 2007, the Company closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. In January 2008, the Company entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s will source and sell products under the DANA BUCHMAN brand which has not been presented as a discontinued operation due in part to the Company’s continuing involvement with the DANA BUCHMAN brand. The Company completed the second phase of such review by completing the disposition of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008 and substantially all of the assets and liabilities of its former prAna brand on April 4, 2008. On April 10, 2008, the Company disposed of substantially all of the assets and liabilities of its former ELLEN TRACY brand and completed its strategic review with the closure of its SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and the closure or conversion of its retail locations.

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), certain assets and liabilities of the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Also pursuant to SFAS No. 144, assets associated with the Company’s closed distribution center have been segregated and reported as held for sale as of July 5, 2008.
The activities of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and of the Company’s former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and ELLEN TRACY wholesale activities either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
During the six months ended July 5, 2008, the Company recognized a pretax charge of $10.6 million on the ELLEN TRACY transaction, of which $2.5 million was allocated to the ELLEN TRACY retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 — Discontinued Operations.
On June 10, 2008, the Company entered into an exclusive long-term global licensing agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”) for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. The Company’s fragrance brands include JUICY COUTURE, CURVE BY LIZ CLAIBORNE, LUCKY BRAND and the LIZ, REALITIES, BORA BORA and MAMBO fragrances. The Company also assigned all of its rights and obligations under its USHER fragrance license to Elizabeth Arden as of the effective date.
In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.
NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, goodwill and intangible assets, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including, but not limited to: changes in tax laws/rates, forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
Accounts Receivable — Trade, Net
In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.
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

Goodwill and Intangibles, Net
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed as of the first day of the third fiscal quarter.
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
The Company completed its annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment of goodwill was recognized at that date as a result of such tests. However, as a result of the sale or probable sale of brands under strategic review in the Company’s Partnered Brands segment and the decline in the actual and projected performance and cash flows of such segment, in accordance with SFAS No. 142, the Company performed an additional goodwill impairment test as of December 29, 2007 and recorded a pre-tax impairment charge of $450.8 million related to goodwill previously recorded in its Partnered Brands segment, which is a reporting unit (see Note 7 — Goodwill and Intangible Assets). In accordance with policy, the Company will perform its annual goodwill impairment test as of the first day of the third quarter of 2008 as the Company believes that there have not been any events or circumstances as defined by SFAS No. 142 which would require the Company to test the reasonableness of the identifiable intangibles and goodwill in the first half of 2008.
Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144.
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

Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized either currently in earnings in (Loss) Income from Continuing Operations or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires the Company to test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
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
Marketable Securities
Investments are stated at estimated fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available-for-sale are included in Accumulated other comprehensive loss until realized. Interest is recognized when earned. All marketable securities are considered available-for-sale. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Condensed Consolidated Statements of Operations. As a result of an impairment analysis performed on property and equipment of the Company’s MEXX brand in the United Kingdom (“MEXX UK”), the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the first quarter of 2008, the Company recorded a pre-tax charge of $2.6 million within SG&A on the accompanying Condensed Consolidated Statements of Operations in order to reduce the carrying value of such assets to their estimated fair value. Impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX UK.
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
Foreign Currency Translation
Assets and liabilities of non-US subsidiaries have been translated at period-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting translation adjustments have been included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders’ Equity.

Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations or Other comprehensive (loss) income, as appropriate.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year, ending January 3, 2009, reflects a 53-week period resulting in a 13-week, three-month period and a 27-week, six-month period for the second quarter. The 2007 fiscal year reflects a 52-week period resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.
Cash Dividend and Common Stock Repurchase
On July 15, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at a rate of $0.05625 per share payable on September 15, 2008 to stockholders of record at the close of business on August 22, 2008. On May 15, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at the rate of $0.05625 per share, paid on June 16, 2008 to stockholders of record at the close of business on May 22, 2008. As of August 1, 2008, the Company had $28.7 million remaining in buyback authorization under its share repurchase programs.
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
Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of July 5, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$361
Financial Liabilities:
Derivatives	$6,684
The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen to not adopt the fair value measurement provisions of SFAS No. 159 for its existing instruments.
2. ACQUISITIONS
On May 18, 2007, the Company acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the NARCISO RODRIGUEZ business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. The Company allocated $8.9 million of purchase price to the value of trademarks and tradenames associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands Segment was subsequently written off as part of the Company’s fourth quarter 2007 non-cash impairment charge. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As the Company maintains control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.
On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $20-29 million, which will be accounted for as additional purchase price when paid.
On April 7, 2003, the Company acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined by Juicy Couture’s future earnings. Through July 5, 2008, the Company made $100.2 million of such contingent payments, which have been accounted for as additional purchase price and increases to goodwill. The Company made the final contingent payment of $79.6 million on July 8, 2008, which was accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 1.5%, 1.9 % and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. The Company recorded the present value of fixed amounts owed of $9.3 million in Accrued expenses and Other Non-Current Liabilities. As of July 5, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a 2008 payment of approximately $14.4 million based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $9-12 million.
3. DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million in the first quarter of 2008.
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of the former ELLEN TRACY brand for net proceeds of $25.8 million, of which $21.3 million is recorded in continuing operations in the accompanying Condensed Consolidated Statement of Cash Flows, plus contingent consideration of up to $15.0 million based on performance from 2008 through 2012.
The Company recorded a pre-tax non-cash charge of $22.1 million ($13.9 million, net of tax) and $2.7 million ($1.7 million, net of tax) during the six and three months ended July 5, 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. This amount may be adjusted in subsequent periods due to customary post-closing adjustments that are not currently estimable, including contingent consideration.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of July 5, 2008, consists of property and equipment associated with the Company’s closed distribution center. Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007 consists of the assets associated with the Company’s former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and its closed distribution center and include the following:

In thousands
Accounts receivable	$2,452
Inventories	13,444
Property and equipment	7,349
Intangible assets	41,786
Other assets	301

Total assets held for sale	$65,332

Liabilities held for sale consists of accounts payable and accrued expenses as of December 29, 2007.

Summarized Condensed Consolidated Statements of Operations data for discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net sales	$35,254	$170,997	$4,636	$82,157

(Loss) income before (benefit) provision for income taxes	$(17,529)	$14,278	$(8,415)	$6,030

(Benefit) provision for income taxes	(6,826)	5,395	(3,281)	2,318

(Loss) income from discontinued operations, net of tax	$(10,703)	$8,883	$(5,134)	$3,712

4. STOCKHOLDERS’ EQUITY
Activity for the six months ended July 5, 2008 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost
Balance as of December 29, 2007	$296,158	$2,948,085	$(1,880,534)
Net loss	—	(54,184)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(6,167)	—	4,498
Stock options exercised	25	—	26
Share-based compensation	8,015	—	—
Tax benefit on exercise of stock options	7	—	—
Tax deficiency related to share-based compensation	(2,058)	—	—
Dividends declared	—	(10,501)	—

Balance as of July 5, 2008	$295,980	$2,883,400	$(1,876,010)

Comprehensive (loss) income is comprised of net (loss) income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive (loss) income, net of tax for interim periods was as follows:

	Six Months Ended
	July 5,	June 30,
	2008	2007
In thousands	(27 Weeks)	(26 Weeks)
Net (loss) income	$(54,184)	$29,829
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	8,002	23,158
Change in cumulative translation adjustment on Eurobonds and other instruments, net of income tax benefit of $3,633 in 2008	(32,042)	(12,059)
Changes in unrealized (losses) gains on available-for-sale securities, net of income tax benefit (provision) of $50 and $(195), respectively	(39)	341
Reclassification of holding gains on available-for-sale securities, net of income tax provision of $133 in 2007	—	(231)
Changes in fair value of cash flow hedges, net of income tax (provision) benefit of $(352) and $319, respectively	103	(1,590)

Total comprehensive (loss) income, net of tax	$(78,160)	$39,448

Accumulated other comprehensive loss consists of the following:

	July 5,	December 29,	June 30,
In thousands	2008	2007	2007
Cumulative translation adjustment	$(42,312)	$(18,272)	$(44,172)
Unrealized losses on cash flow hedging derivatives, net of taxes of $1,969, $2,321 and $814, respectively	(6,099)	(6,202)	(2,333)
Unrealized losses on available-for-sale securities, net of taxes of $96, $46 and $37, respectively	(147)	(108)	(32)

Accumulated other comprehensive loss, net of tax	$(48,558)	$(24,582)	$(46,537)

5. INVENTORIES, NET
Inventories consist of the following:

	July 5,	December 29,	June 30,
In thousands	2008	2007	2007
Raw materials	$16,342	$28,743	$38,301
Work in process	16,234	13,143	24,564
Finished goods	464,302	498,921	608,985

Total inventories, net	$496,878	$540,807	$671,850

6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	July 5,	December 29,	June 30,
In thousands	2008	2007	2007
Land and buildings	$108,097	$108,097	$135,991
Machinery and equipment	396,736	385,294	430,383
Furniture and fixtures	309,965	304,411	281,925
Leasehold improvements	538,031	529,427	495,065

	1,352,829	1,327,229	1,343,364
Less: Accumulated depreciation and amortization	757,010	746,496	775,495

Total property and equipment, net	$595,819	$580,733	$567,869

Depreciation and amortization expense on property and equipment for the six months ended July 5, 2008 and June 30, 2007 was $71.9 million and $66.3 million, respectively, which includes depreciation for property and equipment under capital leases of $3.3 million and $3.8 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended July 5, 2008 and June 30, 2007 was $36.1 million and $33.5 million, respectively, which includes depreciation for property and equipment under capital leases of $1.7 million and $1.7 million, respectively. Machinery and equipment under capital leases was $46.9 million, $48.8 million and $47.3 million as of July 5, 2008, December 29, 2007 and June 30, 2007, respectively.

7. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	July 5,	December 29,	June 30,
In thousands	Period	2008	2007	2007
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,749	$32,749	$33,339
Owned trademarks	7 years	9,900	9,900	16,501
Customer relationships (a)	14 years	30,639	30,665	49,511
Merchandising rights (a)	4 years	43,284	57,023	53,881
Other (b)	5 years	3,204	3,235	—

Subtotal	9 years	119,776	133,572	153,232

Accumulated Amortization:
Licensed trademarks		(18,104)	(16,641)	(15,649)
Owned trademarks		(1,636)	(901)	(1,090)
Customer relationships		(6,967)	(5,875)	(8,851)
Merchandising rights		(25,915)	(34,246)	(29,704)
Other		(1,033)	(675)	—

Subtotal		(53,655)	(58,338)	(55,294)

Net:
Licensed trademarks		14,645	16,108	17,690
Owned trademarks		8,264	8,999	15,411
Customer relationships		23,672	24,790	40,660
Merchandising rights		17,369	22,777	24,177
Other		2,171	2,560	—

Total amortized intangible assets, net		66,121	75,234	97,938

Unamortized intangible assets:
Owned trademarks(c)		247,391	271,885	320,687

Total intangible assets		$313,512	$347,119	$418,625

(a)	The change in the balance compared to June 30, 2007 primarily reflects the impact of dispositions subsequent thereto.

(b)	Relates to the Company’s acquisition of Kate Spade and Narciso Rodriguez.

(c)	The change in the balance compared to June 30, 2007 reflects (i) a non-cash impairment charge of $36.3 million recorded within the Company’s Partnered Brands segment in the second half of 2007 related to the former ELLEN TRACY trademark and (ii) the impact of dispositions subsequent to June 30, 2007.
Amortization expense of intangible assets was $8.8 million and $9.9 million for the six months ended July 5, 2008 and June 30, 2007, respectively, and $4.2 million and $5.0 million for the three months ended July 5, 2008 and June 30, 2007, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2008	$16.2
2009	14.2
2010	10.7
2011	8.6
2012	7.1

The changes in the carrying amount of goodwill for the six months ended July 5, 2008 are as follows:

In thousands
Balance as of December 29, 2007	$677,852
Additional purchase price — JUICY COUTURE	6,696
Other	(477)
Translation difference	(2,568)

Balance as of July 5, 2008	$681,503

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
Accordingly, this assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a pre-tax impairment charge of $450.8 million ($343.1 million after-tax) during the fourth quarter of 2007. Accordingly, all of the Company’s remaining goodwill resides in its Direct Brands segment as of July 5, 2008.
8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six and three months ended July 5, 2008 is 59.3% and 55.2%, respectively. Such rates differ from the federal statutory rate of 35.0% due to (i) the impact of discrete items recognized during the periods then ended, consisting primarily of the reversal of previously accrued interest and/or penalties that will not be paid due to the resolution of the underlying uncertain tax positions, (ii) state income taxes and (iii) the effect of permanent items. The Company’s effective tax rate from continuing operations for the six and three months ended June 30, 2007 is 42.9% and 35.2%. The rate during the six months ended June 30, 2007 differs from the federal statutory rate of 35.0% due to the impact of discrete items recognized during the period then ended, consisting primarily of foreign tax settlements and the effect of permanent items.
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
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $18.2 million within the next twelve months due to the expiration of the statute of limitations and various tax settlements. During the first six months of 2008, $41.1 million of uncertain tax positions were reclassified to deferred tax liabilities and taxes payable in the amounts of $37.2 million and $3.9 million, respectively, due to the settlement of these positions with the relevant tax authorities. As of July 5, 2008, uncertain tax positions of $30.6 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9. DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

	July 5,	December 29,	June 30,
In thousands	2008	2007	2007

5% Notes, due July 2013 (a)	$547,900	$512,044	$471,121
Revolving credit facility and commercial paper program	241,800	301,200	186,388
Capital lease obligations	24,750	26,725	28,821
Other (b)	83,942	47,742	31,769

Total debt	898,392	887,711	718,099
Less: current portion (c)	87,098	50,828	34,554

Long-term debt	$811,294	$836,883	$683,545

(a)	The increase in the balance of these euro-denominated notes at July 5, 2008 reflects the impact of changes in foreign currency exchange rates.

(b)	At July 5, 2008, the balance consists principally of outstanding borrowings under working capital lines of credit.

(c)	At July 5, 2008, the balance consists primarily of borrowings under working capital lines of credit and obligations under capital leases.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in US dollars, Canadian dollars and euros. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, without limitation, the repurchase of capital stock and the support of the Company’s $750 million commercial paper program. On February 29, 2008, the Company entered into an amendment to its revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. The Company was also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that the Company was in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. On August 12, 2008, the Company entered into a second amendment to its revolving credit facility, whereby the Company modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide its banks with security in substantially all of its assets in the event the Company fails to achive a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios. As of the end of fiscal 2007 and as of July 5, 2008, the Company was in compliance with such covenants, as amended. During the third quarter of 2007, Moody’s lowered the Company’s senior unsecured debt rating to Baa3 from Baa2 and its commercial paper rating to Prime-3 from Prime-2. On June 3, 2008, S&P lowered the Company’s senior unsecured debt rating to BB+ from BBB and its commercial paper rating to B-2 from A-3.
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BB+ from S&P and Baa3 from Moody’s. These Notes are designated as a hedge of the Company’s net investment in a foreign subsidiary.

On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 10 — Commitments and Contingencies).
As of July 5, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to the Company were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$241,800	$—	$508,200
Letter of credit facility	400,000	—	179,052	220,948
Short-term borrowing facilities	157,646	83,020	11,430	63,196

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
10. COMMITMENTS AND CONTINGENCIES
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
11. STREAMLINING INITIATIVES
2008 Actions
In the second quarter of 2008, the Company entered into an exclusive long-term global licensing agreement for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. The Company has incurred or expects to incur expenses associated with closing its leased distribution center dedicated to its fragrance brands as well as expenses associated staff reductions, and office space consolidation including asset write-offs, employee terminations and lease terminations, the expenses will be recorded in SG&A in the Company’s Condensed Consolidated Financial Statements and will impact both of the Company’s reportable segments. The Company expects to complete substantially all activity associated with this action in fiscal 2008.

2007 Actions
On July 11, 2007, the Company provided details of its long-term strategic plan. The major elements of the Company’s strategy include the following:
•	Realigning its organization into two new reporting segments: Direct Brands (comprised of the Company’s JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and other Company-owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;

•	Conducting a review of strategic alternatives, including possible divestiture, discontinuation or licensing of sixteen of the Company’s brands:
•	On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. The Company also consolidated its TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed its FIRST ISSUE brand.

•	In January 2008, the Company entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand.

•	On February 4, 2008, the Company completed the sale of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands. The Company also announced retention of ENYCE and closure of SIGRID OLSEN, completed in the first half of 2008.

•	On April 4, 2008, the Company completed the sale of its former prAna brand.

•	In the first quarter of 2008, the Company announced its decision to retain the KENSIE and MAC & JAC brands.

•	On April 10, 2008, the Company completed the sale of its former ELLEN TRACY brand.
•	Implementing and maintaining a more competitive cost structure:
•	The Company has accelerated its structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
2006 Actions
In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency and more closely align its businesses with customer and consumer needs. These efforts included the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of the Company’s brands.
For the six months ended July 5, 2008, the Company recorded $59.7 million ($37.7 million after-tax) related to these initiatives, including $26.7 million of payroll and related costs, $17.6 million of lease termination costs, $8.4 million of fixed asset write-downs and disposals and $7.0 million of other costs. Approximately $8.4 million of these charges were non-cash. The Company expects to pay substantially all accrued streamlining costs by the end of 2008. For the six months ended June 30, 2007, the Company recorded $27.4 million ($17.7 million after-tax) related to this initiative, including $12.2 million of payroll and related costs, $4.4 million of lease termination costs, $9.8 million of fixed asset write-downs and disposals and $1.0 million of other costs. Approximately $9.8 million of these charges were non-cash.

For the six and three months ended July 5, 2008 and June 30, 2007, expenses associated with the Company’s 2006, 2007 and 2008 actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted business segments as follows:

	Six Months Ended		Three Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007
In thousands	(27 weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Direct Brands	$10,366	$5,899	$3,938	$5,899
Partnered Brands	49,303	21,538	17,612	14,561

Total	$59,669	$27,437	$21,550	$20,460

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at December 29, 2007	$18,567	$11,823	$—	$225	$30,615
2008 provision	26,630	17,646	8,434	6,959	59,669
2008 fixed asset write-downs	—	—	(8,434)	—	(8,434)
Translation difference	569	224	—	(78)	715
2008 spending	(29,989)	(11,639)	—	(7,089)	(48,717)

Balance at July 5, 2008	$15,777	$18,054	$—	$17	$33,848

12. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Six Months Ended		Three Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007
In thousands	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
(Loss) Income from Continuing Operations	$(29,584)	$20,946	$(16,335)	$9,919
(Loss) income from discontinued operations, net of tax	(10,703)	8,883	(5,134)	3,712
Loss on disposal of discontinued operations, net of tax	(13,897)	—	(1,694)	—

Net (Loss) Income	$(54,184)	$29,829	$(23,163)	$13,631

Basic weighted average shares outstanding(a)	93,202	101,825	93,638	101,855
Stock options and restricted stock grants(a)(b)(c)	—	1,153	—	973

Diluted weighted average shares outstanding(a)	93,202	102,978	93,638	102,828

Earnings per share:
Basic
(Loss) Income from Continuing Operations	$(0.32)	$0.20	$(0.17)	$0.10
(Loss) income from discontinued operations	(0.11)	0.09	(0.06)	0.03
Loss on disposal of discontinued operations	(0.15)	—	(0.02)	—

Net (Loss) Income	$(0.58)	$0.29	$(0.25)	$0.13

Diluted
(Loss) income from continuing operations	$(0.32)	$0.20	$(0.17)	$0.10
(Loss) income from discontinued operations	(0.11)	0.09	(0.06)	0.03
Loss on disposal of discontinued operations	(0.15)	—	(0.02)	—

Net (loss) income	$(0.58)	$0.29	$(0.25)	$0.13

(a)	Because the Company incurred a loss from continuing operations in the six and three months ended July 5, 2008, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	Options to purchase 825,356 shares of common stock were outstanding as of June 30, 2007, but were not included in the computation of diluted EPS for the six and three month periods then ended because such options were anti-dilutive.

(c)	Excludes restricted stock for which the performance period has not yet lapsed and criteria have not yet been achieved.
13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the six months ended July 5, 2008 and June 30, 2007, the Company made income tax payments of $19.7 million and $43.5 million and interest payments of $14.3 million and $8.0 million, respectively.

14.	SEGMENT REPORTING
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN, TRIFARI, VILLAGER and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS.
As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, certain assets and liabilities of the Company’s former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Additionally, assets associated with the Company’s closed distribution center have been segregated and reported as held for sale as of July 5, 2008. The activities of these brands that represent operations and cash flows that can be clearly distinguished from the rest of the Company, as well as those of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE and ELLEN TRACY and SIGRID OLSEN retail operations previously included in the Partnered Brands segment, have been segregated and reported as discontinued operations for all periods presented. Summarized financial data for the aforementioned brands are provided in Note 3 — Discontinued Operations.
In 2007, the Company consolidated its STAMP 10 and TINT brands into its AXCESS and LIZ & CO. brands, respectively, and closed its FIRST ISSUE brand in early 2008.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers, Company specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Six Months Ended
	July 5, 2008			June 30, 2007
	(27 Weeks)			(26 weeks)
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total

Total net sales	$1,204,330	$883,973	$2,088,303	$979,671	$1,133,013	$2,112,684

% to total	57.7%	42.3%	100.0%	46.4%	53.6%	100.0%

Total operating (loss) income	$40,023	$(87,122)	$(47,099)	$79,984	$(24,563)	$55,421

% of sales	3.3%	(9.9)%	(2.3)%	8.2%	(2.2)%	2.6%

	Three Months Ended
	July 5, 2008			June 30, 2007
	(13 Weeks)			(13 weeks)
	Direct			Direct
In thousands	Brands	Partnered Brands	Total	Brands	Partnered Brands	Total

Total net sales	$584,180	$389,586	$973,766	$494,066	$554,479	$1,048,545

% to total	60.0%	40.0%	100.0%	47.1%	52.9%	100.0%

Total operating (loss) income	$12,650	$(38,417)	$(25,767)	$29,934	$(5,148)	$24,786

% of sales	2.2%	(9.9)%	(2.6)%	6.1%	(0.9)%	2.4%
GEOGRAPHIC DATA:

	Six Months Ended
	July 5, 2008			June 30, 2007
	(27 Weeks)			(26 weeks)
In thousands	Domestic	International	Total	Domestic	International	Total

Total net sales(a)	$1,343,558	$744,745	$2,088,303	$1,449,162	$663,522	$2,112,684

% to total	64.3%	35.7%	100.0%	68.6%	31.4%	100.0%

Total operating (loss) income	$(61,840)	$14,741	$(47,099)	$30,795	$24,626	$55,421

% of sales	(4.6)%	2.0%	(2.3)%	2.1%	3.7%	2.6%

(a)	International sales include MEXX sales of $631,455 and $552,184, respectively.

	Three Months Ended
	July 5, 2008			June 30, 2007
	(13 Weeks)			(13 weeks)
In thousands	Domestic	International	Total	Domestic	International	Total

Total net sales(a)	$627,918	$345,848	$973,766	$729,490	$319,055	$1,048,545

% to total	64.5%	35.5%	100.0%	69.6%	30.4%	100.0%

Total operating (loss) income	$(29,828)	$4,061	$(25,767)	$12,883	$11,903	$24,786

% of sales	(4.8)%	1.2%	(2.6)%	1.8%	3.7%	2.4%

(a)	International net sales include MEXX net sales of $289,221 and $265,723, respectively.
There were no significant changes in segment assets during the six and three months ended July 5, 2008.
15. DERIVATIVE INSTRUMENTS
As of July 5, 2008, the Company had various Canadian currency collars outstanding with a notional amount of $3.3 million, maturing through September 2008 and with contract rates ranging between 0.9600 and 1.0300 Canadian dollars per US dollar. The Company had $7.5 million in Canadian currency collars at December 29, 2007 and $1.2 million and 15.4 million Hong Kong dollars in Canadian currency collars and 15.5 million Hong Kong dollars in euro currency collars at June 30, 2007. At July 5, 2008, the Company also had forward contracts maturing through July 2009 to sell 10.0 million Canadian dollars for $10.0 million, to sell 13.4 million Canadian dollars for 103.0 million Hong Kong dollars, to sell 15.6 million euro for $23.5 million and to sell 35.8 million euro for 389.9 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at July 5, 2008 was $96.7 million, as compared with $132.3 million at December 29, 2007 and $102.2 million at June 30, 2007. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $6.5 million at July 5, 2008, $7.1 million at December 29, 2007 and $3.3 million at June 30, 2007. The ineffective portion of these trades is recognized currently in earnings and was immaterial for the six and three month periods ended July 5, 2008 and June 30, 2007. Approximately $6.8 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to Cumulative translation adjustment were $(35.8) million and $(12.1) million for the six months ended July 5, 2008 and June 30, 2007, respectively, and $1.0 million and $(7.3) million for the three months ended July 5, 2008 and June 30, 2007, respectively.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 9 — Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the six and three months ended July 5, 2008.
16. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R) and recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of either 7 or 10 years. As of July 5, 2008, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s stock-based payment awards totaled $8.0 million and $4.6 million during the six and three months ended July 5, 2008, respectively, and $10.4 million and $2.8 million during the six and three months ended June 30, 2007, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	July 5, 2008	June 30, 2007
Weighted-average fair value of options granted	$5.02	$11.51
Expected volatility	28.1% to 40.9%	23.1% to 39.5%
Weighted-average volatility	28.9%	24.0%
Expected term (in years)	5.0	4.7
Dividend yield	1.17%	0.52%
Risk-free rate	1.5% to 5.2%	4.4% to 4.8%
Expected annual forfeiture	12.8%	12.0%
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
A summary of award activity under stock option plans as of July 5, 2008 and changes therein during the six month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)
Outstanding at December 29, 2007	4,636,409	$34.33	5.3	$204
Granted	1,142,250	19.25
Exercised	(3,100)	16.60
Cancelled	(587,805)	33.23

Outstanding at July 5, 2008	5,187,754	$31.14	5.2	$—

Vested or expected to vest at July 5, 2008	4,826,200	$31.64	4.0	$—

Exercisable at July 5, 2008	3,064,241	$33.38	4.4	$—

The total intrinsic value of options exercised during the six months ended July 5, 2008 was immaterial and was $19.9 million during the six months ended June 30, 2007.
As of July 5, 2008, there were approximately 2.1 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $7.44.
As of July 5, 2008, there was $9.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the six month periods ended July 5, 2008 and June 30, 2007 was $2.6 million and $16.3 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of July 5, 2008 and changes during the six month period then ended are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Nonvested stock at December 29, 2007 (a)	1,538,379	$38.42
Granted (b)	926,625	18.85
Vested	(309,176)	35.75
Cancelled	(300,442)	37.71

Nonvested stock at July 5, 2008 (a)(b)	1,855,386	$29.21

Expected to vest as of July 5, 2008	1,616,516	$29.19

(a)	In the third quarter of 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.

(b)	In the second quarter of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2008 year-end and fiscal 2010 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 200% of target.
As of July 5, 2008, there was $27.2 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the six month periods ended July 5, 2008 and June 30, 2007 was $11.0 million and $13.0 million, respectively.

17. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No.161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet and specialty retail, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN (which, as previously announced, we have licensed to Kohl’s Corporation (“Kohl’s”)), ENYCE, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, NARCISO RODRIGUEZ, SIGRID OLSEN (which we have closed as of July 5, 2008), TRIFARI, VILLAGER and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites); and
•	International (wholesale customers and Company-owned specialty retail and outlet, as well as concession stores located outside of the United States).
We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
In July 2007, we announced our long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of our brands. On October 4, 2007, we completed the first phase of such review by finalizing the disposal of certain assets of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Also in 2007, we closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. In January 2008, we entered into an exclusive license agreement with Kohl’s, whereby Kohl’s will source and sell products under the DANA BUCHMAN brand. We completed the second phase of such review by completing the disposition of certain assets and liabilities of our former C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008, and substantially all of the assets and liabilities of our former prAna brand on April 4, 2008. On April 10, 2008, we disposed of substantially all of the assets and liabilities of our former ELLEN TRACY brand and completed our strategic review with the closure of our SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and closure or conversion of its retail locations.
Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), certain assets and liabilities of the C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with our closed distribution center, have been segregated and reported as held for sale as of December 29, 2007. Also pursuant to SFAS No. 144, the assets associated with our closed distribution center have been segregated and reported as held for sale as of July 5, 2008.
The activities of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and the retail operations of our SIGRID OLSEN brand that were not converted to other brands and of our former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and ELLEN TRACY wholesale activities either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
During the six months ended July 5, 2008, we recognized a pretax charge of $10.6 million on the ELLEN TRACY transaction, of which $2.5 million was allocated to the ELLEN TRACY retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
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
In November 2006, we initiated a review of our operations to assess options to best allocate our resources to those brands we believe have the maximum potential for sustainable growth in sales and earnings and to best evolve our brand-focused strategy on a going forward basis. On June 20, 2007, we announced the reconfiguration of our organization and on July 11, 2007, we announced the preliminary results of our review of our operations. The major elements of our strategy are as follows:
Reconfiguring our organization into two new reporting business segments:
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
The completion of our strategic review of 16 specific brands in our portfolio in an effort to narrow our brand offerings to a select group that we believe we can fully resource and develop into powerful, sustaining brands:
•	On October 4, 2007, we completed the sale of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands.

•	We consolidated our TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed our FIRST ISSUE brand.

•	On January 8, 2008, we announced the decision to retain the ENYCE brand.

•	In January 2008, we entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for our DANA BUCHMAN brand. As a result, we closed our former DANA BUCHMAN operations in the first half of 2008 and expect to launch the new DANA BUCHMAN line in Kohl’s stores no later than the first quarter of 2009.

•	On February 4, 2008, we completed the sale of our former C&C CALIFORNIA and LAUNDRY BY DESIGN brands.

•	In the first quarter of 2008, we announced our decision to retain the KENSIE and MAC & JAC brands.

•	On April 4, 2008, we completed the sale of our former prAna brand.

•	On April 10, 2008, we completed the sale of our former ELLEN TRACY brand.

•	During the second quarter of 2008, we completed the closure of our SIGRID OLSEN brand.
Implementing and maintaining a more competitive cost structure:
•	We have accelerated our structural realignment and other initiatives to achieve targeted cost savings. Key actions taken include significant headcount reductions, the closing of three of our distribution centers, real estate rationalization and discretionary expense cuts.

•	We anticipate additional cost reductions to be realized through further staff reductions, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands:
•	We have engaged two well regarded designers to reposition our LIZ CLAIBORNE and CLAIBORNE brands, with new collections debuting in spring of 2009.

•	Acquired the license for DKNY® better men’s apparel, debuting in Spring of 2009.

•	We estimate committing approximately $195 million to capital expenditures, including approximately $125 million to open new stores primarily within our Direct Brands segment in 2008.

•	We anticipate spending approximately $85 million in 2008 in marketing activities in support of our growth initiatives within our Direct Brands segment.
Developing best-in-class, retail-centric capabilities and initiating investments to optimize our supply chain activities and accelerate the flow of goods to stores in both retail and wholesale formats.
On June 10, 2008, we entered into an exclusive long-term global licensing agreement with Elizabeth Arden Inc. (“Elizabeth Arden”) for the manufacture, distribution and marketing of the Company-owned fragrance brands. Our fragrance brands consist of many well-known and highly-ranked products, including JUICY COUTURE, CURVE BY LIZ CLAIBORNE, LUCKY BRAND and the LIZ, REALITIES, BORA BORA and MAMBO fragrances. We also assigned all of our rights and obligations under our USHER fragrance license to Elizabeth Arden as of the effective date. We believe that the licensing of our fragrance business will afford us the opportunity to realize consistently profitable results while continuing to sharpen our focus on our core competencies in apparel and accessories. Through this arrangement, we believe that we can continue to successfully develop and market brand-enhancing fragrances in a capital efficient manner, leveraging our strength in brand building with Elizabeth Arden’s expertise in developing and growing fragrance businesses.
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
Apparel and non-apparel retailers, in general, including many of our major customers, have recently reported disappointing comparable store sales. Accordingly, we remain cautious about the near-term retail environment as evidenced by the slowdown in consumer spending, which reflects the recent deterioration in the macro-economic environment in the US, as well as abroad.
This uncertain environment was a driver in the acceleration of our strategic reviews of the brands mentioned above and the ultimate outcomes for those brands, as well as in the acceleration of our streamlining initiatives.
In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macro-economic environment and challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward — Looking Statements” and “Item 1A. Risk Factors”, in our 2007 Annual Report on Form 10-K.
Overall Results for the Six Months Ended July 5, 2008
Net Sales
Net sales for the first half of 2008 were $2.088 billion, a decrease of $24.4 million, or 1.2%, when compared to net sales for the first half of 2007, primarily due to reduced sales in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased net sales by $95.1 million.
Gross Profit and (Loss) Income from Continuing Operations
Gross profit as a percentage of net sales decreased to 47.4% in 2008 from 47.9% in 2007, reflecting decreased gross profit rates in our Partnered Brands and Direct Brands segments partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $29.6 million in the first half of 2008 as compared to income from continuing operations of $20.9 million in 2007. This decrease primarily reflects the impact of decreased sales in our Partnered Brands segment and a period-over-period increase in after-tax expenses associated with our streamlining initiatives of $20.0 million and an increase in other costs associated with brand-exiting activities.
Balance Sheet
We ended the first half of 2008 with a net debt position of $798.0 million as compared to $607.4 million at the end of the first half of 2007. We generated $240.8 million in cash from operations over the past twelve months, which enabled us to fund share repurchases of $218.9 million and capital expenditures of $200.8 million, while increasing our net debt by $190.6 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $76.7 million.
International Operations
In the first half of 2008, international sales represented 35.7% of our overall sales, as compared to 31.4% in the first six months of 2007. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first half of 2008 by $95.1 million. The strengthening of the euro and Canadian dollar against the US dollar has positively impacted the results in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
Acquisitions
On May 18, 2007, we acquired 50 percent ownership of the entity that owns the rights to the NARCISO RODRIGUEZ name and trademarks, entered into an exclusive license to operate the NARCISO RODRIGUEZ business worldwide and formed a new company to operate the license and develop the NARCISO RODRIGUEZ brand worldwide. The purchase price totaled $13.9 million, which includes closing fees and certain post-closing adjustments. We allocated $8.9 million of purchase price to the value of trademarks and tradenames associated with the business, $0.3 million to the value of a non-compete agreement, $0.6 million to the value of a beneficial lease and $5.0 million to goodwill. The $5.0 million of goodwill that was included in the Partnered Brands Segment was subsequently written off as part of our fourth quarter 2007 non-cash impairment charge. The value of trademarks and tradenames, the non-compete agreement and the beneficial lease are being amortized over 7 years, 3 years and 5 years, respectively. As we maintain control over the assets and activities of the NARCISO RODRIGUEZ brand, the related financial results have been consolidated from the date of acquisition.
On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines

(“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $20-29 million, which will be accounted for as additional purchase price when paid.
On April 7, 2003, we acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined by Juicy Couture’s future earnings. Through July 5, 2008, we made $100.2 million of such contingent payments, which have been accounted for as additional purchase price and increases to goodwill. We made the final contingent payment of $79.6 million on July 8, 2008, which was accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, we entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. We will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. We recorded the present value of fixed amounts owed of $9.3 million in Accrued expenses and Other Non-Current Liabilities. As of July 5, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a 2008 payment of approximately $14.4 million based on a multiple of Lucky Brand’s 2007 earnings, which we have accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $9-12 million.

RESULTS OF OPERATIONS
As discussed in the Overview section above, our segment reporting structure reflects the brand-focused approach of our businesses and internal reporting. We report our operations in two reportable segments as well as on a geographic basis based on selling location. All data and discussion with respect to our segments included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.
SIX MONTHS ENDED JULY 5, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
The following table sets forth our operating results for the six months ended July 5, 2008 (comprised of 27 weeks) compared to the six months ended June 30, 2007 (comprised of 26 weeks):

	Six Months Ended		Variance
	July 5,	June 30,
Dollars in millions	2008	2007	$	%

Net Sales	$2,088.3	$2,112.7	$(24.4)	(1.2)%
Gross Profit	989.5	1,012.7	(23.2)	(2.3)%
Selling, general & administrative expenses	1,036.6	957.3	79.3	8.3%

Operating (Loss) Income	(47.1)	55.4	(102.5)	*
Other expense, net	(3.7)	(0.4)	(3.3)	*
Interest expense, net	(21.9)	(18.4)	(3.5)	(19.0)%
(Benefit) provision for income taxes	(43.1)	15.7	(58.8)	*

(Loss) Income from Continuing Operations	(29.6)	20.9	(50.5)	*
Discontinued operations, net of tax	(24.6)	8.9	(33.5)	*

Net (Loss) Income	$(54.2)	$29.8	$(84.0)	*

*	Not meaningful.
Net Sales
Net sales for the first half of 2008 were $2.088 billion, a decrease of $24.4 million, or 1.2%, when compared to the first half of 2007, primarily due to reduced sales in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $95.1 million in the first half of 2008. Net sales results for our segments are provided below:
•	Direct Brands net sales were $1.204 billion, increasing $224.7 million, or 22.9%, reflecting the following:
•	Net sales for MEXX were $631.4 million, a 14.4% increase compared to 2007. Excluding the impact of changes in foreign currency exchange rates, net sales for MEXX were $550.4 million, a 0.3% increase, primarily due to increased sales in our MEXX Canada retail operations, partially offset by decreases in our MEXX Europe retail operations.
•	We ended the first half of 2008 with 133 specialty retail stores, 95 outlets and 284 concessions, reflecting the net addition over the last 12 months of 10 outlet stores and the net closure of 22 concession stores;

•	Average retail square footage in the first half of 2008 was approximately 1.413 million square feet, an 8.0% increase compared to 2007;

•	Sales productivity increased to $207 per average square foot as compared to $195 for the first half of fiscal 2007, primarily due to the impact of exchange rate fluctuations in our European and Canadian operations;
•	Comparable store net sales in our MEXX Company-owned stores decreased by 7.2% overall, primarily the result of a decrease in our MEXX Europe retail operations partially offset by increased sales in our MEXX Canada specialty retail business; and

•	An $81.1 million increase resulting from the impact of fluctuations in foreign currency exchange rates in our European and Canadian businesses.
•	Net sales for JUICY COUTURE were $287.8 million, a 52.2% increase compared to 2007, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).
•	We ended the first half of 2008 with 48 specialty retail stores and 25 outlet stores, reflecting the net addition over the last 12 months of 22 specialty retail stores and 12 outlet stores;

•	Average retail square footage in the first half of 2008 was approximately 226 thousand square feet, a 139.4% increase compared to 2007;

•	Sales productivity was $410 per average square foot as compared to $489 for the first half fiscal 2007; and

•	Comparable store net sales in our Company-owned stores increased by 13.5% in the first half of 2008.
•	Net sales for LUCKY BRAND were $227.7 million, a 14.7% increase compared to 2007, primarily driven by increases in retail and wholesale apparel.
•	We ended the first half of 2008 with 179 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 32 specialty retail stores and 22 outlet stores;

•	Average retail square footage in the first half of 2008 was approximately 448 thousand square feet, a 28.6% increase compared to 2007;

•	Sales productivity was $287 per average square foot as compared to $286 for the first half of fiscal 2007; and

•	Comparable store net sales in our Company-owned stores decreased by 0.3% in the first half of 2008.
•	Net sales for KATE SPADE were $57.4 million, a 44.3% increase compared to 2007, primarily driven by an increased number of retail stores, as well as increases on our wholesale operations.
•	We ended the first half of 2008 with 33 specialty retail stores and 23 outlet stores, reflecting the net addition over the last 12 months of 13 specialty retail stores and 19 outlet stores;

•	Average retail square footage in the first half of 2008 was approximately 99 thousand square feet, a 91.8% increase compared to 2007;

•	Sales productivity was $303 per average square foot as compared to $327 for the first half of fiscal 2007; and

•	Comparable store net sales in our Company-owned stores decreased by 4.5% in the first half of 2008.
Comparable Company-owned store sales are calculated as follows:
•	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

•	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

•	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

•	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

•	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot are defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $884.0 million, a decrease of $249.0 million or (22.0)%, reflecting:
•	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows as discussed above. This operating environment continued to adversely affect our Partnered Brands segment and contributed to reduced sales in the following brands: LIZ CLAIBORNE, CLAIBORNE and ENYCE brands. Sales also declined in the following brands: SIGRID OLSEN (closed in the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), FIRST ISSUE (which closed in early 2008), former ELLEN TRACY brand (which was sold on April 10, 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008, with current operations closed in the second quarter of 2008, and MONET (due to the discontinuation of MONET 2), partially offset by increases in LIZ & CO., licensed DKNY® Jeans, and KENSIE (due to increased department store distribution); and

•	The impact of fluctuations in foreign currency exchange rates increased net sales by $13.1 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $105.6 million, or (7.3)%, to $1.344 billion, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased by $81.2 million, or 12.2%, to $744.7 million primarily due to the $95.1 million impact of changes in currency exchange rates on international sales and increases in our MEXX Canada retail operations partially offset by declines in our Partnered Brands segment.
Gross Profit
Gross profit in the first half of 2008 was $989.5 million, a $23.2 million decrease as compared to the first half of 2007 primarily resulting from declines in our Partnered Brands segment due to the impact of brands that have been sold, closed or licensed as well as price reductions in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $56.3 million. Gross profit as a percentage of net sales was 47.4% in 2008 as compared to 47.9% in 2007, reflecting decreased gross profit rates in our Partnered Brands and Direct Brands segments partially offset by an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $79.3 million or 8.3%, to $1.037 billion in the first half of 2008 from $957.3 million in the first half of 2007. The increase in SG&A reflected the following:
•	A $46.8 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $30.7 million increase in Direct Brands SG&A;

•	A $55.0 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $40.6 million increase primarily resulting from the retail expansion in our Direct Brands segment;

•	The inclusion of an $8.1 million charge associated with the sale of our former ELLEN TRACY brand; and

•	A $101.9 million decrease in Partnered Brands and corporate SG&A.
SG&A as a percent of net sales was 49.6%, compared to 45.3% in the first half of 2007, primarily reflecting (i) an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining initiatives and brand-exiting activities, the charge associated with the sale of the ELLEN TRACY brand and (ii) an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Operating (Loss) Income
Operating loss for the first half of 2008 was $47.1 million, a decrease of $102.5 million as compared to the first half of 2007. Operating (loss) income as a percent of net sales was (2.3)% in 2008 compared to 2.6% in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in the first half of 2008 by $1.8 million. Operating (loss) income by segment is provided below:
•	Direct Brands operating income was $40.0 million, decreasing $40.0 million, or 50.0%, as a result of reduced earnings in our JUICY COUTURE and LUCKY BRAND operations due to expenses associated with retail expansion and reduced income in our MEXX Europe operations, partially offset by a $1.7 million increase resulting from fluctuations in foreign currency exchange rates in our international operations.
•	Partnered Brands operating loss was $87.1 million ((9.9)% of net sales), compared to an operating loss of $24.6 million ((2.2)% of net sales) in 2007, as a result of lower sales and increased retailer support, as well as an increase in expenses associated with our streamlining initiatives and brand-exiting activities.
On a geographic basis, Domestic operating income decreased by $92.6 million to a loss of $61.8 million. The domestic decrease predominantly reflects increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Direct Brands segment. International operating income decreased $9.9 million or 40.1% to $14.7 million, reflecting reduced earnings in the international operations of our Direct Brands segment partially offset by reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in the first half of 2008 by $1.8 million.
Other Expense, Net
Other expense, net consists primarily of foreign currency transaction losses and amounted to $3.7 million and $0.4 million in the six months ended July 5, 2008 and June 30, 2007, respectively.

Interest Expense, Net
Interest expense, net increased to $21.9 million in the six months ended July 5, 2008 from $18.4 million in the six months ended June 30, 2007 principally due to increased outstanding borrowings under our revolving credit facility in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.
(Benefit) Provision for Income Taxes
Income taxes in the first half of 2008 decreased by $58.8 million to a tax benefit of $43.1 million as compared to a tax expense of $15.7 million in the first half of 2007. This change reflects additional benefits of $14.0 million related to discrete items, which in conjunction with changes to the mix and amounts of pre-tax earnings, increased our tax rate to a benefit of 59.3% in the first half of 2008 from a tax rate of 42.9% in the first half of 2007.
(Loss) Income from Continuing Operations
(Loss) income from continuing operations in the first half of 2008 decreased to $(29.6) million, or (1.4)% of net sales, from $20.9 million in the first half of 2007, or 1.0% of net sales. Earnings per share (“EPS”) from continuing operations decreased to $(0.32) in 2008 from $0.20 in 2007.
Discontinued Operations, Net of Tax
(Loss) income from discontinued operations in the first half of 2008 decreased to $(24.6) million, from $8.9 million in the first half of 2007. EPS from discontinued operations decreased to $(0.26) in 2008 from $0.09 in 2007, primarily due to the impact of the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations, in 2008.
Net (Loss) Income
Net (loss) income in the first half of 2008 decreased to $(54.2) million from $29.8 million in the first half of 2007. Diluted EPS decreased to $(0.58) in 2008, from $0.29 in 2007.
THREE MONTHS ENDED JULY 5, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
The following table sets forth our operating results for the three months ended July 5, 2008 (comprised of 13 weeks) compared to the three months ended June 30, 2007 (comprised of 13 weeks):

	Three Months Ended		Variance
	July 5,	June 30,
Dollars in millions	2008	2007	$	%

Net Sales	$973.8	$1,048.5	$(74.7)	(7.1)%
Gross Profit	461.7	516.9	(55.2)	(10.7)%
Selling, general & administrative expenses	487.5	492.1	(4.6)	(0.9)%

Operating (Loss) Income	(25.8)	24.8	(50.6)	*
Other (expense) income, net	(0.8)	0.3	(1.1)	*
Interest expense, net	(9.8)	(9.8)	—	—
(Benefit) provision for income taxes	(20.1)	5.4	(25.5)	*

(Loss) Income from Continuing Operations	(16.3)	9.9	(26.2)	*
Discontinued operations, net of tax	(6.9)	3.7	(10.6)	*

Net (Loss) Income	$(23.2)	$13.6	$(36.8)	*

*	Not meaningful.

Net Sales
Net sales for the second quarter of 2008 were $973.8 million, a decrease of $74.7 million, or 7.1%, when compared to the second quarter of 2007, primarily due to declines in our Partnered Brands segment partially offset by increases in our Direct Brands segment and the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $42.8 million in the second quarter. Net sales results for our segments are provided below:
•	Direct Brands net sales were $584.2 million, increasing $90.1 million, or 18.2%, reflecting the following:
•	Net sales for MEXX were $289.2 million, an 8.8% increase compared to 2007. Excluding the impact of changes in foreign currency exchange rates, net sales for MEXX were $252.8 million, a 4.9% decrease compared to last year, primarily due to decreased sales in our MEXX Europe operations.
•	Average retail square footage in the second quarter was approximately 1.446 million square feet, a 9.4% increase compared to 2007;

•	Sales productivity increased to $115 per average square foot as compared to $108 for the second quarter of fiscal 2007, primarily due to the impact of exchange rate fluctuations in our European and Canadian operations;

•	Comparable store net sales in our MEXX Company-owned stores decreased by 2.1% overall, primarily the result of a decrease in our MEXX Europe operations, partially offset by increases in our MEXX Canada retail operations; and

•	A $36.4 million increase resulting from the impact of fluctuations in foreign currency exchange rates in our European and Canadian businesses.
•	Net sales for JUICY COUTURE were $147.7 million, a 47.4% increase compared to 2007, primarily driven by increases in retail as well as growth in our domestic and international wholesale apparel and non-apparel operations.
•	Average retail square footage in the second quarter was approximately 235 thousand square feet, a 125.9% increase compared to 2007;

•	Sales productivity was $198 per average square foot as compared to $246 for the second quarter of fiscal 2007; and

•	Comparable store net sales in our Company-owned stores increased by 12.9% in the second quarter.
•	Net sales for LUCKY BRAND were $117.6 million, a 9.3% increase compared to 2007, primarily driven by increases in retail partially offset by declines in wholesale apparel and non-apparel, due to declines in sales to specialty retail customers partially offset by increased shipments to department store customers.
•	Average retail square footage in the second quarter was approximately 457 thousand square feet, a 28.7% increase compared to 2007;

•	Sales productivity was $146 per average square foot as compared to $145 for the second quarter of fiscal 2007; and

•	Comparable store net sales in our Company-owned stores increased by 4.5% in the second quarter.
•	Net sales for KATE SPADE were $29.7 million, a 44.5% increase compared to 2007, primarily driven by an increased number of retail stores.
•	Average retail square footage in the second quarter was approximately 102 thousand square feet, a 96.7% increase compared to 2007;

•	Sales productivity was $163 per average square foot as compared to $178 for the second quarter of fiscal 2007; and

•	Comparable store net sales in our Company-owned stores decreased by 6.5% in the second quarter due to a 15.0% decrease in our full priced stores, partially offset by a 34.9% increase in our outlet stores.

•	Partnered Brands net sales were $389.6 million, a decrease of $164.8 million or (29.7)%, reflecting:
•	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows as discussed above. This operating environment continued to adversely affect our Partnered Brands segment and contributed to reduced sales in the following brands: LIZ CLAIBORNE, CLAIBORNE and ENYCE. Sales also declined in the following brands: SIGRID OLSEN (closed in the second quarter of 2008), Cosmetics group of brands (due to the closure of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), FIRST ISSUE (which closed in early 2008), former ELLEN TRACY brand (which was sold on April 10, 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008, with operations closed in the second quarter of 2008) and MONET (due to the discontinuation of MONET 2), partially offset by increases in LIZ & CO., licensed DKNY® JEANS and KENSIE (due to increased department store distribution); and

•	The impact of fluctuations in foreign currency exchange rates increased net sales by $6.0 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $101.6 million, or (13.9)%, to $627.9 million, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased by $26.9 million, or 8.4%, to $345.9 million primarily due to the $42.8 million impact of fluctuations in foreign currency exchange rates on international sales and increases in our MEXX Canada retail operations partially offset by declines in our MEXX Europe operations.
Gross Profit
Gross profit in the second quarter of 2008 was $461.7 million, a $55.2 million decrease as compared to the second quarter of 2007, primarily due to declines in our Partnered Brands segment due to the impact of brands that have been sold, closed or licensed, as well as price reductions in our Partnered Brands segment, partially offset by increases in our Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $26.4 million. Gross profit as a percent of net sales was 47.4% in 2008 as compared to 49.3% in 2007, reflecting decreased gross profit rates in our Partnered Brands and Direct Brands segments partially offset by an increased proportion of net sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average.
Selling, General & Administrative Expenses
SG&A decreased $4.6 million or 0.9%, to $487.5 million in the second quarter of 2008 from $492.1 million in the second quarter of 2007. The decrease in SG&A reflected the following:
•	A $12.7 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $16.2 million increase in Direct Brands SG&A;

•	A $26.4 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $17.4 million increase primarily resulting from the retail expansion in our Direct Brands segment;

•	A $77.3 million decrease in Partnered Brands and corporate SG&A.
SG&A as a percent of net sales was 50.1%, compared to 46.9% in the second quarter of 2007, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining initiatives and brand-exiting activities, as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Operating (Loss) Income
Operating loss for the second quarter of 2008 was $(25.8) million, a decrease of $50.6 million as compared to the second quarter of 2007. Operating (loss) income as a percent of net sales decreased to (2.6)% in 2008 compared to 2.4% in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations was immaterial. Operating (loss) income by segment is provided below:
•	Direct Brands operating income was $12.7 million, decreasing $17.3 million, or 57.7%, as a result of reduced earnings in our MEXX Europe operations, increased overhead expenses resulting from retail expansion in our JUICY COUTURE brand and increased retailer support in wholesale operations of our JUICY COUTURE brand, partially offset by increased earnings in our KATE SPADE brand.

•	Partnered Brands operating loss in the second quarter was $38.5 million ((9.9)% of net sales), compared to an operating loss of $5.1 million ((0.9)% of net sales) in 2007, as a result of lower sales and an increase in expenses associated with our streamlining initiatives and brand-exiting activities.
On a geographic basis, Domestic operating income decreased by $42.7 million to a loss of $29.8 million. The domestic decrease predominantly reflects increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Direct Brands segment. International operating income decreased $7.9 million or 65.9% to $4.0 million, reflecting losses in our MEXX Europe operations of our Direct Brands segment partially offset by increased earnings in our MEXX Canada retail operations and reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations was immaterial.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency transaction gains and losses and amounted to $(0.8) million and $0.3 million in the three months ended July 5, 2008 and June 30, 2007, respectively.
Interest Expense, Net
Interest expense, net remained flat from 2007 at $9.8 million for the three months ended July 5, 2008 principally due to increased outstanding borrowings under our revolving credit facility and commercial paper program in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.
(Benefit) Provision for Income Taxes
Income taxes in the second quarter of 2008 decreased by $25.5 million to a tax benefit of $20.1 million as compared to a tax expense of $5.4 million in the second quarter of 2007. This change reflects additional benefits of $2.4 million related to discrete items, which in conjunction with changes to the mix and amounts of pre-tax earnings, increased our tax rate to a benefit of 55.2% in the second quarter of 2008 from a tax rate of 35.2% in the second quarter of 2007.
(Loss) Income from Continuing Operations
(Loss) income from continuing operations in the second quarter of 2008 decreased to $(16.3) million, or (1.7)% of net sales, from $9.9 million in the second quarter of 2007, or 0.9% of net sales. EPS from continuing operations decreased to $(0.17) in 2008 from $0.10 in 2007.
Discontinued Operations, Net of Tax
(Loss) income from discontinued operations in the second quarter of 2008 decreased to $(6.9) million, from $3.7 million in the second quarter of 2007. EPS from discontinued operations decreased to $(0.08) in 2008 from $0.03 in 2007. The change was primarily due to the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations, in 2008.
Net (Loss) Income
Net (loss) income in the second quarter of 2008 decreased to $(23.2) million from $13.6 million in the second quarter of 2007. Diluted EPS decreased to $(0.25) in 2008, from $0.13 in 2007.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund growth in working capital (primarily accounts receivable and inventory), (ii) invest in our supply chain and information systems, (iii) fund investment in marketing and (iv) fund capital expenditures related to our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions, as well as to fund any potential future acquisitions or share repurchases. On November 12, 2007 and May 18, 2006, the Company’s Board of Directors authorized us to purchase up to an additional $100 million and $250 million, respectively, of our common stock for cash in open market purchases and privately negotiated transactions. As of August 1, 2008, we had $28.7 million remaining in buyback authorization under the share repurchase program.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and bank lines of credit (which include revolving and trade letter of credit facilities). We anticipate that cash flows from operations and our bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. During the third quarter of 2007, Moody’s lowered our senior unsecured debt rating to Baa3 from Baa2 and our commercial paper rating to Prime-3 from Prime-2. On June 3, 2008, S&P lowered our senior unsecured debt rating to BB+ from BBB and our commercial paper rating to B-2 from A-3.
2008 vs. 2007
Cash and Debt Balances. We ended the first half of 2008 with $100.4 million in cash and marketable securities, compared to $110.7 million at the end of the first half of 2007 and with $898.4 million of debt outstanding, compared to $718.1 million at the end of the first half of 2007. This $190.6 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to $218.9 million in share repurchases, $200.8 million in capital and in-store expenditures and the effect of foreign currency translation on our euro-denominated 5% Notes (which increased our debt balance by $76.7 million), partially offset by proceeds from the sale of businesses of $96.7 million and by cash flows from operations for the last twelve months of $240.8 million. We ended the first half of 2008 with $1.431 billion in stockholders’ equity, giving us a total debt to total capital ratio of 38.6%, compared to $1.516 billion in stockholders’ equity at year end 2007 and a total debt to total capital ratio of 36.9%, and $2.105 billion in stockholders’ equity at the end of the first half of 2007 and a total debt to total capital ratio of 25.4%.
Accounts Receivable decreased $60.8 million, or 12.2%, at July 5, 2008 compared to June 30, 2007, primarily due to a reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to the impact of brands sold, exited or licensed and reduced sales in our LIZ CLAIBORNE brand, partially offset by increases in our Direct Brands segment primarily due to growth in our JUICY COUTURE brand and the impact of fluctuations in foreign currency exchange rates, which increased accounts receivable by $24.0 million. Accounts receivable decreased $0.7 million, or 0.2% at July 5, 2008 compared to December 29, 2007, due primarily due to the timing of shipments in our domestic wholesale operations.
Inventories decreased $175.0 million, or 26.0% at July 5, 2008 compared to June 30, 2007, primarily due to the year-over year impact of decreases in our Partnered Brands segment including the impact of brands sold, exited or licensed, partially offset by increases in our Direct Brands inventory as a result of growth in our retail operations. The impact of changes in foreign currency exchange rates increased inventories by $21.7 million, or 3.2% at July 5, 2008 compared to June 30, 2007. Inventories decreased by $43.9 million, or 8.1% compared to December 29, 2007 primarily due to seasonal timing of wholesale shipments and the impact of brands sold, exited or licensed, partially offset by the impact of foreign currency exchange rate fluctuations.
Borrowings under our revolving credit facility and other credit facilities peaked at $443.7 million during the first half of 2008. Our borrowings under these facilities totaled $324.8 million at July 5, 2008.

Net cash used in operating activities was $55.9 million in the first half of 2008, compared to $22.8 million in the first half of 2007. This $33.1 million increase in the use of cash was primarily due to reduced earnings and decreased payables, partially offset by decreased inventories and increased accrued expenses.
Net cash used in investing activities was $9.4 million in the first half of 2008 compared to $107.5 million in 2007. Net cash used in investing activities in the first half of 2008 primarily reflects the use of $90.0 million for capital and in-store expenditures and the use of $5.1 million for earn-out payments related to previous acquisitions, partially offset by the receipt of net proceeds from dispositions of $86.2 million, which is inclusive of proceeds received for brands presented as discontinued operations. Net cash used in the first half of 2007 primarily reflects the use of $69.7 million for capital and in-store expenditures and $48.3 million for acquisition-related payments, partially offset by the receipt of $11.0 million of proceeds from sales of securities and property and equipment.
Net cash (used in) provided by financing activities was $(40.7) million in the first half of 2008, compared to $57.4 million provided by financing activities in the first half of 2007. The $98.1 million year-over-year decrease primarily reflects a $104.3 million decrease in net commercial paper proceeds, a $35.2 million decrease in proceeds from the exercise of stock options and a $39.3 million decrease in short term borrowings, partially offset by an $81.6 million decrease in share repurchases.
Commitments and Capital Expenditures
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities, our revolving credit and other credit facilities and/or the issuance of debt:
•	We will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a 2008 payment of approximately $14.4 million based on a multiple of LUCKY BRAND’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of LUCKY BRAND’s 2010 earnings, net of the 2008 payment which we estimate will be in the range of approximately $9-12 million.

•	On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited for an initial payment of 26.2 million Canadian dollars (or $22.7 million). The Mac & Jac acquisition agreement provides for contingent payments in fiscal years 2006, 2008, 2009 and 2010 that will be based upon a multiple of Mac & Jac’s earnings in each year. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of these contingent payments will be in the range of approximately $20-29 million, which will be accounted for as additional purchase price when paid.
Financing Arrangements
Long-term debt consists of the following:

	July 5,	December 29,	June 30,
In thousands	2008	2007	2007

5% Notes (a)	$547,900	$512,044	$471,121
Revolving credit facility and commercial paper program	241,800	301,200	186,388
Capital lease obligations	24,750	26,725	28,821
Other (b)	83,942	47,742	31,769

Total debt	$898,392	$887,711	$718,099

(a)	The increase in the balance of these euro-denominated notes at July 5, 2008 reflects the impact of changes in foreign currency exchange rates.

(b)	At July 5, 2008, the balance consists principally of outstanding borrowings under working capital lines of credit.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in US dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, without limitation, the repurchase of capital stock and the support of our $750 million commercial paper program. On February 29, 2008, we entered into an amendment to our revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. We were also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that we were in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. On August 12, 2008, we entered into a second amendment to our revolving credit facility, whereby we modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide our banks with security in substantially all of our assets in the event we fail to achieve a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios. As of the end of fiscal 2007 and as of July 5, 2008, we were in compliance with such covenants, as amended.
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BB+ from S&P and Baa3 from Moody’s. These Notes are designated as a hedge of our net investment in a foreign subsidiary.
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 10 of Notes to Condensed Consolidated Financial Statements).
As of July 5, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to us were as follows:

		Outstanding	Letters of Credit
In thousands	Total Capacity	Borrowings	Issued	Available Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$241,800	$—	$508,200
Letter of credit facility (b)	400,000	—	179,052	220,948
Short-term borrowing facilities	157,646	83,020	11,430	63,196

(a)	Our $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.

(b)	Because many of our international vendors have moved to open account terms, we have been able to reduce our reliance on our letter of credit facility. As a result, we have chosen to decrease capacity under this facility to $285 million, which we believe is adequate for our current and future letter of credit requirements.
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
Hedging Activities
At July 5, 2008, we had various Canadian currency collars outstanding with a notional amount of $3.3 million, maturing through September 2008 and with contract rates ranging between 0.9600 and 1.0300 Canadian dollars per US dollar. We had $7.5 million in Canadian currency collars at December 29, 2007 and $1.2 million and 15.4 million Hong Kong dollars in Canadian currency collars and 15.5 million Hong Kong dollars in euro currency collars at June 30, 2007. At July 5, 2008, we also had forward contracts maturing through July 2009 to sell 10.0 million Canadian dollars for $10.0 million, to sell 13.4 million Canadian dollars for 103.0 million Hong Kong dollars, to sell 15.6 million euro for $23.5 million and to sell 35.8 million euro for 389.9 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at July 5, 2008 was $96.7 million, as compared with $132.3 million at December 29, 2007 and $102.2 million at June 30, 2007. Unrealized losses for outstanding foreign exchange forward contracts and currency options were $6.5 million at July 5, 2008, $7.1 million at December 29, 2007 and $3.3 million at June 30, 2007. The ineffective portion of these trades is recognized currently in earnings and was immaterial for the six and three month periods ended July 5, 2008 and June 30, 2007. Approximately $6.8 million in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to Cumulative translation adjustment were $(35.8) million and $(12.1) million for the six months ended July 5, 2008 and June 30, 2007, respectively, and $1.0 million and $(7.3) million for the three months ended July 5, 2008 and June 30, 2007, respectively.
In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes. These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was not material for the six and three months ended July 5, 2008 (see Note 9 of Notes to Condensed Consolidated Financial Statements).
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, goodwill and intangible assets, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons including, but not limited to: changes in tax laws/rates, forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.
Accounts Receivable — Trade, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Condensed Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results.
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
Goodwill and Intangibles, Net
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Our annual impairment test is performed as of the first day of the third fiscal quarter.
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
We completed our annual goodwill impairment tests as of the first day of the third quarter of fiscal 2007. No impairment of goodwill was recognized at that date as a result of such tests. However, as a result of the sale or probable sale of brands under strategic review in our Partnered Brands segment and the decline in the actual and projected performance and cash flows of such segment, in accordane with SFAS No. 142, we performed an additional goodwill impairment test as of December 29, 2007 and recorded a pre-tax impairment charge of $450.8 million related to goodwill previously recorded in our Partnered Brands segment, which is a reporting unit (see Note 7 of Notes to Condensed Consolidated Financial Statements). In accordance with policy, we will perform our annual goodwill impairment test as of the first day of the third quarter of 2008, as we believe that there have not been any events or circumstances as defined by SFAS No. 142 which would require us to test the reasonableness of the identifiable intangibles and goodwill in the first half of 2008.
Owned trademarks and tradenames that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair value of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144.
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
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Condensed Consolidated Statements of Operations. As a result of an impairment analysis performed on property and equipment of our MEXX brand in the United Kingdom, we determined that the carrying value of such assets exceeded their fair value. Accordingly, during the first quarter of 2008, we recorded a pre-tax charge of $2.6 million within SG&A on the accompanying Condensed Consolidated Financial Statements of Operations in order to reduce the carrying value of such assets to their estimated fair value. Impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX.
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
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized either currently in earnings in (Loss) Income from Continuing Operations or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that we test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.
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
Share-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
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
Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.
The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of July 5, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$361
Financial Liabilities:
Derivatives	$6,684
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have chosen not to adopt the fair value measurement provisions of SFAS No. 159 for our existing instruments.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 03-6-1 on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact of SFAS No. 161 on our consolidated financial statements.
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
We do not speculate on the future direction of interest rates. As of July 5, 2008, December 29, 2007 and June 30, 2007, our exposure to changing market rates was as follows:

In millions	July 5, 2008	December 29, 2007	June 30,2007

Variable rate debt	$324.8	$348.0	$217.6
Average interest rate	3.50%	5.65%	5.30%
A ten percent change in the average rate would have resulted in a $0.7 million change in interest expense during the first half of 2008.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities, other credit facilities and commercial paper issuances. Our floating rate bank revolving credit facility, bank lines and commercial paper program expose us to market risk for changes in interest rates. As of July 5, 2008, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies, exposing us to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency exchange rates through foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-US subsidiaries, which include MEXX. Gains and losses on contracts, which hedge specific foreign currency denominated commitments, are recognized in the period in which the transaction is completed.
At July 5, 2008, December 29, 2007 and June 30, 2007, we had outstanding foreign currency collars with net notional amounts aggregating to $3.3 million, $7.5 million and $5.2 million, respectively. We had forward contracts aggregating to $96.7 million at July 5, 2008, $132.3 million at December 29, 2007 and $102.2 million at June 30, 2007. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $6.5 million at July 5, 2008, $7.1 million at December 29, 2007 and $3.3 million at June 30, 2007. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicates if the US dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $10.7 million. Conversely, if the US dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $10.3 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of July 5, 2008:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gain (Loss)

Forward Contracts:
Euro		389,875	0.0835 to 0.0950	$(5,917)
Canadian Dollars	$9,994		0.9746 to 1.0229	—
Canadian Dollars		103,037	0.1284 to 0.1322	122
Euro	$23,500		0.6462 to 0.6837	(720)
Foreign Exchange Collar Contracts:
Canadian Dollars	$3,334		0.9709 to 1.0417	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of December 29, 2007:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Loss

Forward Contracts:
Euro		736,250	0.0877 to 0.0991	$(6,179)
Canadian Dollars	$14,279		0.9393 to 1.0234	—
Canadian Dollars		185,082	0.1272 to 0.1367	(894)

Foreign Exchange Collar Contracts:
Canadian Dollars	$7,505		0.9174 to 1.0417	—

The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of June 30, 2007:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Loss
Forward Contracts:
Euro		577,376	0.0939 to 0.0996	$(2,246)
Canadian Dollars	$14,194		0.8702 to 0.9400	—
Canadian Dollars		111,171	0.1367 to 0.1482	(858)

Foreign Exchange Collar Contracts:
Euro		15,500	0.0980 to 0.1007	$(69)
Canadian Dollars	$1,232		0.8403 to 0.8799	—
Canadian Dollars		$15,403	0.1428 to 0.1527	(100)
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of July 5, 2008, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 5, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:
•	In June 2007, we announced that we reorganized our Company into five operating segments that aggregate into two reportable segments, Direct Brands and Partnered Brands, and realigned our management structure around this new organization. There can be no assurances that such restructuring and realignment will improve our operations or our results.
•	As part of our strategic plan, we designated 16 brands for strategic review, which included possible sale, licensing or closure. There can be no assurances that we appropriately identified the appropriate brands for strategic review or that we appropriately valued the assets which we have sold or licensed to third parties.
•	Our strategic plan involves a significant expansion of our specialty retail business. The successful operation and expansion of our specialty retail business in our Direct Brands segment is subject to, among other things, our ability to successfully expand the specialty store base of our Direct Brands segment, our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our results.
•	We have announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of the Company’s wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers have been seeking differentiated product and we believe that these design agreements will enable us to distinguish our product offering. However, there can be no assurances that these arrangements will result in improved product or that the resulting products will be acceptable to our wholesale customers or consumers.
•	The successful implementation of our strategic plan will require us to evolve our supply chain system, including our product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands and the requirements of the projected growth of our retail-based Direct Brands segment. There can be no assurances that we can be successful in these efforts and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results.
•	We previously announced that our structural realignment and other initiatives would yield substantial cost savings, and that we expected such savings would drive operating margin expansion beginning in 2008. There can be no assurances that we can successfully implement the anticipated cost savings.
•	Our strategic plan focuses on building strong brands through increased marketing spending. Our ability to fund such efforts is critical to the success of our strategy. Our inability to fund marketing initiatives appropriate to support our strategic plan will have a material adverse impact on our ability to achieve the growth we project in our Direct Brands segment.
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
     We have in the past, and may, from time to time, acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. This would include our acquisition of KATE SPADE in 2006, our agreement with NARCISO RODRIGUEZ, the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands outside of better department stores. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate business development opportunities, including new product lines and markets.
•	New businesses, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors.
•	We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business.
•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business.
•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines.
•	With respect to a business where we act as licensee, such as our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands and our NARCISO RODRIGUEZ brand, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
Our ability to continue to have the liquidity necessary, through cash flow from operations and financing, may be adversely impacted by a number of factors, including the downgrading of our credit rating.
     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to invest in our supply chain and information systems, to fund investment in marketing and capital expenditures, and to fund our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions, as well as to fund any potential future acquisitions or share repurchases. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our commercial paper program and lines of credit (which include revolving and trade letter of credit facilities).
          We anticipate that cash flows from operations, our commercial paper program and bank and letter of credit facilities will be sufficient to fund our liquidity requirements for the next twelve months. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, our ability to execute our strategy, retailer and consumer acceptance of our products, which may impact our financial performance, maintenance of our investment-grade credit rating, maintenance of financial covenants (as amended) of our debt and credit facilities, as well as interest rate and exchange rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
          During the third quarter of 2007, Moody’s lowered our senior unsecured debt rating to Baa3 from Baa2 and our commercial paper rating to Prime-3 from Prime-2. On June 3, 2008, S&P lowered our senior unsecured debt rating to BB+ from BBB and our commercial paper rating to B-2 from A-3.
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
Our wholesale business is largely dependent on sales to a limited number of large US department store customers, and our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry.
     Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales.
     Our dependence on sales to a limited number of large US department store customers is subject to our ability to respond effectively to, among other things, (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have the Company provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of the Company’s accounts receivable they represent; and (vi) the effect of any potential consolidation among one or more of these larger customers, such as the merger between Macy’s Inc. and The May Department Store Company.
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
     We sell our wholesale merchandise primarily to major department stores across the US and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business or financial condition.
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
     We require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer’s (or licensee’s) labor practices from those generally accepted as ethical in the US, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Economic, Social, Political and Regulatory Risks
General economic conditions, including a continued weakening of the economy, may affect consumer purchases of discretionary items and fashion and retail products, which could adversely affect our sales.
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
     While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 32% of our total sales in fiscal 2007, and such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivables levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our financial condition or results of operations.
Our international operations, including manufacturing, are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.
     We source most of our products outside the US through arrangements with independent suppliers in over 46 countries. There are a number of risks associated with importing our products, including but not limited to the following:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended July 5, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate Dollar
				Total Number of	Value of Shares that
	Total Number			Shares Purchased as	May Yet Be
	of Shares			Part of Publicly	Purchased Under the
	Purchased		Average Price	Announced Plans or	Plans or Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (2)

April 6, 2008 — May 3, 2008	0.1	(1)	$18.50	—	$28,749
May 4, 2008 — June 7, 2008	0.5	(1)	19.03	—	28,749
June 8, 2008 — July 5, 2008	0.2	(1)	15.74	—	28,749

Total 13 weeks ended July 5, 2008	0.8	(1)	$18.11	—	$28,749

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. As of August 1, 2008, the Company had $28.7 million remaining in buyback authorization under its program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2008 Annual Meeting of Stockholders held on May 15, 2008, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2008 (the number of affirmative votes cast was 81,769,161, the number of negative votes cast was 689,828 and the number of abstentions was 699,218); (ii) approved a stockholder proposal relating to a “simple majority vote” standard for amendments to the Registrant’s certificate of incorporation and by-laws (the number of affirmative votes cast was 68,564,650, the number of negative votes cast was 8,463,557 and the number of abstentions was 706,218); and (iii) elected the following nominees to the Company’s Board of Directors, to serve until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified:

	Votes
Nominee	For	Withheld	Abstain

Kenneth B. Gilman	81,004,099	1,452,516	698,394
Kay Koplovitz	80,909,508	1,507,297	738,205
William L. McComb	81,000,538	1,437,137	717,335
Oliver R. Sockwell	80,984,134	1,449,203	721,671
The other directors, whose terms of office continued after the Annual Meeting are: Bernard W. Aronson, Daniel A. Carp, Raul J. Fernandez, Nancy J. Karch, Kenneth P. Kopelman and Arthur C. Martinez.
ITEM 5. OTHER INFORMATION
On August 12, 2008, the Company entered into a second amendment to its revolving credit facility, whereby the Company modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide its banks with security in substantially all of its assets in the event the Company fails to achieve a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios. A copy of the second amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

10.1	Second Amendment to the Five-Year Credit Agreement dated as of October 13, 2004.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 13, 2008

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

	ANDREW WARREN Chief Financial Officer (Principal financial officer)		ELAINE H. GOODELL Vice President — Corporate Controller and Chief Accounting Officer (Principal accounting officer)