Form 10-Q
period 2008-10-04
CLAIBORNE LIZ INC
filed 2008-11-10
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 31, 2008 was 94,706,365.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
October 4, 2008

		PAGE
		NUMBER
PART I —	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of October 4, 2008 (Unaudited), December 29, 2007 and September 29, 2007 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the Nine and Three Month Periods Ended October 4, 2008 (Unaudited) and September 29, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended October 4, 2008 (Unaudited) and September 29, 2007 (Unaudited)	6 – 7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 – 52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52 – 53

Item 4	Controls and Procedures	54

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54 – 61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES		63
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Form 10-Q (or incorporated by reference into this Form 10-Q), in future filings by us with the Securities and Exchange Commission (“the SEC”), in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to the Company’s future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “we believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•	Our long-term growth strategies;

•	Anticipated results of operations or level of business for fiscal 2008, any fiscal quarter of 2008 or any other future period;

•	Our ability to continue to implement appropriate expense savings initiatives and maintain a competitive cost structure;

•	Our ability to develop our retail and supply chain capabilities;

•	Our ability to expand internationally;

•	Our ability to be able to commit the resources, structure and marketing investment necessary to support and grow our brands;

•	Our ability to navigate the difficult macroeconomic environment and challenges presented in the wholesale and retail industries;

•	Our ability to offer products that are acceptable to our department store customers and consumers;

•	Our ability to realize sufficient cash flows from operations and have access to financing on favorable terms to enable us to fund our liquidity requirements; and

•	Potential for further significant impairment charges of goodwill or other long-lived assets that could result from a number of factors, including downward pressure on our share price.
     The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this report as well as in our 2007 Annual Report on Form 10-K. The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	October 4,	December 29,	September 29,
	2008	2007	2007

Assets
Current Assets:
Cash and cash equivalents	$50,342	$205,401	$111,634
Accounts receivable — trade, net	483,327	440,160	663,197
Inventories, net	549,270	540,807	725,802
Deferred income taxes	73,128	103,288	91,396
Other current assets	274,745	209,853	155,571
Assets held for sale	10,267	65,332	19,360

Total current assets	1,441,079	1,564,841	1,766,960

Property and Equipment, Net	590,070	580,733	583,343
Goodwill, Net	676,753	677,852	1,041,723
Intangibles, Net	254,422	347,119	411,858
Deferred Income Taxes	31,297	75,445	—
Other Assets	20,773	22,477	21,890

Total Assets	$3,014,394	$3,268,467	$3,825,774

Liabilities and Stockholders’ Equity
Current Liabilities:
Short term borrowings	$61,807	$50,828	$455,852
Accounts payable	238,566	223,522	282,342
Accrued expenses	304,456	459,309	304,124
Income taxes payable	7,101	32,266	15,464
Deferred income taxes	1,125	497	—
Liabilities held for sale	—	3,963	—

Total current liabilities	613,055	770,385	1,057,782

Long-Term Debt	912,046	836,883	520,749
Other Non-Current Liabilities	107,649	140,764	113,933
Deferred Income Taxes	363	1,111	71,821
Commitments and Contingencies (Note 9)
Minority Interest	3,894	3,760	3,510
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	299,274	296,158	293,636
Retained earnings	2,809,150	2,948,085	3,389,225
Accumulated other comprehensive loss	(31,952)	(24,582)	(41,340)

	3,252,909	3,396,098	3,817,958
Common stock in treasury, at cost 81,658,019, 81,695,077 and 76,928,623 shares	(1,875,522)	(1,880,534)	(1,759,979)

Total stockholders’ equity	1,377,387	1,515,564	2,057,979

Total Liabilities and Stockholders’ Equity	$3,014,394	$3,268,467	$3,825,774

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(40 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$3,073,773	$3,269,899	$1,014,969	$1,206,719

Cost of goods sold	1,586,358	1,690,481	514,615	622,009

Gross Profit	1,487,415	1,579,418	500,354	584,710

Selling, general & administrative expenses	1,495,280	1,449,197	474,115	501,537

Trademark impairment	10,046	12,300	10,046	12,300

Operating (Loss) Income	(17,911)	117,921	16,193	70,873

Other (expense) income, net	(2,875)	(1,874)	798	(1,519)

Interest expense, net	(33,922)	(30,126)	(12,050)	(11,739)

(Loss) Income Before (Benefit) Provision for Income Taxes	(54,708)	85,921	4,941	57,615

(Benefit) provision for income taxes	(23,692)	36,648	14,360	24,098

(Loss) Income from Continuing Operations	(31,016)	49,273	(9,419)	33,517

(Loss) income from discontinued operations, net of tax	(26,789)	16,075	(8,099)	2,002

Loss on disposal of discontinued operations, net of tax	(65,104)	(2,468)	(51,207)	(2,468)

Net (Loss) Income	$(122,909)	$62,880	$(68,725)	$33,051

Earnings per Share:
Basic
(Loss) Income from Continuing Operations	$(0.33)	$0.48	$(0.10)	$0.33
Net (Loss) Income	$(1.31)	$0.62	$(0.73)	$0.33

Diluted
(Loss) Income from Continuing Operations	$(0.33)	$0.48	$(0.10)	$0.33
Net (Loss) Income	$(1.31)	$0.62	$(0.73)	$0.33

Weighted Average Shares, Basic	93,608	101,157	93,641	99,820
Weighted Average Shares, Diluted	93,608	102,219	93,641	100,700

Dividends Paid per Common Share	$0.17	$0.17	$0.06	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 4,	September 29,
	2008	2007
	(40 Weeks)	(39 Weeks)

Cash Flows from Operating Activities:
Net (loss) income	$(122,909)	$62,880
Adjustments to arrive at (loss) income from continuing operations	91,893	(13,607)

(Loss) income from continuing operations	(31,016)	49,273

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	117,745	108,587
Trademark impairment	10,046	12,300
Streamlining initiatives; asset write-down	2,805	—
Loss on asset disposals	14,991	18,141
Share-based compensation	11,738	16,171
Tax benefit on exercise of stock options	7	5,603
Other, net	(92)	(858)
Change in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable – trade, net	(60,460)	(146,777)
Increase in inventories, net	(37,338)	(131,810)
Increase in other current and non-current assets	(11,195)	(6,421)
Increase in accounts payable	19,912	5,543
Decrease in accrued expenses	(67,120)	(43,513)
Net change in income tax assets and liabilities	(61,053)	(13,645)
Net cash (used in) provided by operating activities of discontinued operations	(26,763)	21,539

Net cash used in operating activities	(117,793)	(105,867)

Cash Flows from Investing Activities:
Proceeds from disposition	21,252	—
Purchases of property and equipment	(141,681)	(111,645)
Purchases of businesses and payment of related debt	(84,420)	(34,313)
Payments for in-store merchandise shops	(5,793)	(4,012)
Proceeds from sales of securities	—	9,616
Proceeds from sales of property and equipment	—	1,410
Other, net	(211)	472
Net cash provided by (used in) investing activities of discontinued operations	64,769	(16,584)

Net cash used in investing activities	(146,084)	(155,056)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In thousands)
(Unaudited)

	Nine Months Ended
	October 4,	September 29,
	2008	2007
	(40 Weeks)	(39 Weeks)

Cash Flows from Financing Activities:
Short term borrowings, net	122,408	432,144
Principal payments under capital lease obligations	(3,128)	(4,288)
Commercial paper, net	—	(82,075)
Proceeds from exercise of common stock options	70	42,726
Purchase of common stock	—	(181,616)
Dividends paid	(15,793)	(17,102)
Excess tax benefit related to share-based compensation	—	2,410
Other, net	(2,304)	(1,076)

Net cash provided by financing activities	101,253	191,123

Effect of exchange rate changes on cash and cash equivalents	7,565	(4,211)

Net Change in Cash and Cash Equivalents	(155,059)	(74,011)
Cash and Cash Equivalents at Beginning of Period	205,401	185,645

Cash and Cash Equivalents at End of Period	$50,342	$111,634

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (“the Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Results of acquired companies are included in the Company’s operating results from the date of acquisition and therefore, operating results on a period-to-period basis may not be comparable. Information presented as of December 29, 2007 is derived from audited financial statements.
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
In July 2007, the Company announced its long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of its brands. On October 4, 2007, the Company completed the first phase of such review by finalizing the disposal of certain assets of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Also in 2007, the Company closed a distribution center and implemented a plan to sell the building, land and other assets associated with such facility. In January 2008, the Company entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s will source and sell products under the DANA BUCHMAN brand. The Company completed the second phase of such review by completing the disposition of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands on February 4, 2008 and substantially all of the assets and liabilities of its former prAna brand on April 4, 2008. On April 10, 2008, the Company disposed of substantially all of the assets and liabilities of its former ELLEN TRACY brand and completed its strategic review with the closure of its SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and the closure or conversion of its retail locations.

On October 7, 2008, the Company completed the sale of certain assets related to its interest in the NARCISO RODRIGUEZ brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 in exchange for a net fee of $5.3 million.
On October 20, 2008, the Company completed the sale of certain assets of its ENYCE brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets of the NARCISO RODRIGUEZ and ENYCE brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of October 4, 2008. Also pursuant to SFAS No. 144, certain assets and liabilities of the Company’s former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with the Company’s closed distribution center, have been segregated and reported as held for sale as of December 29, 2007 and certain assets of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPE MEASURE brands have been segregated and reported as held for sale as of September 29, 2007.
The activities of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN, prAna, NARCISO RODRIGUEZ and ENYCE brands, the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and the retail operations of the Company’s former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and ELLEN TRACY wholesale activities and DANA BUCHMAN operations either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
During the nine months ended October 4, 2008, the Company recognized a pre-tax charge of $10.6 million on the ELLEN TRACY transaction, of which $2.5 million was allocated to the ELLEN TRACY retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 2 — Discontinued Operations.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, inventories, goodwill and intangible assets, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.
Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair values of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
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
The Company completed its annual goodwill impairment tests as of the first day of the third quarter of fiscal 2008. In performing the 2008 evaluation, the Company also considered declines in its market value, which began in the second half of 2007, and reconciled the sum of the estimated fair values of its five reporting units to the Company’s market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants. Based on the result of each method and a comparison of the quantitative assumptions between methods, no impairment was recognized as a result of such tests.
Other factors that may be considered indicating that the carrying value of the Company’s goodwill or intangible assets may not be recoverable include a long-term decline in stock price and market capitalization in relation to the book value of the Company. Subsequent to the period ended October 4, 2008, the capital markets experienced substantial volatility and the Company’s stock price decreased significantly. It is not currently known if the market value of the Company will remain at the current depressed value. Accordingly, the Company will continually monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets, which could result in an impairment charge.
As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of such intangible asset related to its Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, the Company recorded a non-cash pre-tax charge of $10.0 million ($6.3 million after-tax) to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value. This impairment results from a decline in future anticipated cash flows due to the Company’s exit of these brands. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended October 4, 2008.
Also, as a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives during 2007, the Company determined that the carrying value of such intangible asset related to its former ELLEN TRACY brandname exceeded its estimated fair value. Accordingly, during the third quarter of 2007, the Company recorded a non-cash pre-tax charge of $12.3 million ($7.5 million after-tax) to reduce the value of the Ellen Tracy trademark to its estimated fair value.
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
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. The Company has at times used derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.
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
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying values due to the short-term nature of these instruments. The fair value of variable rate long-term debt instruments approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities. Fixed-rate long-term debt is carried at its value on date of issuance. Fair values for derivatives are developed using cash flow models incorporating observable market data (see – Recently Adopted Accounting Policies, Fair Value Measurements).
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year, ending January 3, 2009, reflects a 53-week period resulting in a 13-week, three-month period and a 40-week, nine-month period for the third quarter. The 2007 fiscal year reflects a 52-week period resulting in a 13-week, three-month period and a 39-week, nine-month period for the third quarter.
Cash Dividend and Common Stock Repurchase
On October 15, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock at a rate of $0.05625 per share payable on December 15, 2008 to stockholders of record at the close of business on November 21, 2008. As of October 31, 2008, the Company had $28.7 million remaining in buyback authorization under its share repurchase programs.

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

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of October 4, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$3,330
Financial Liabilities:
Derivatives	$—
The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value measurement provisions of SFAS No. 159 for its existing instruments.
2. DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million in the first quarter of 2008.
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of its former ELLEN TRACY brand for net proceeds of $25.8 million, of which $21.3 million is recorded in continuing operations in the accompanying Condensed Consolidated Statement of Cash Flows, plus contingent consideration of up to $15.0 million based on performance from 2008 through 2012.
On October 7, 2008, the Company completed the sale of certain assets related to its interest in the NARCISO RODRIGUEZ brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 in exchange for a net fee of $5.3 million.

On October 20, 2008, the Company entered into an agreement to sell certain assets and liabilities of its ENYCE brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.
The Company recorded pre-tax non-cash charges of $75.4 million ($65.1 million, after-tax) and $53.2 million ($51.2 million, after-tax) during the nine and three months ended October 4, 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. The net loss on disposal of discontinued operations includes approximately $18.3 million for unfavorable discrete tax items consisting of the effect of previously recorded tax credits which will no longer be obtained ($15.5 million) and the effect of valuation allowances recorded against certain capital and state net operating losses ($2.8 million). These amounts are recorded as loss on disposal of discontinued operations, net of tax on the accompanying Condensed Consolidated Statements of Operations and may be adjusted in subsequent periods due to customary post-closing adjustments that are not currently estimable, including contingent consideration.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of October 4, 2008, consists of assets related to the ENYCE and NARCISO RODRIGUEZ brands and the Company’s closed distribution center. Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007 consists of the assets associated with the Company’s former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands and its closed distribution center. Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of September 29, 2007 consists of assets related to the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands.

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007
Accounts receivable	$—	$2,452	$—
Inventories	—	13,444	15,691
Property and equipment	5,273	7,349	—
Intangible assets	4,994	41,786	3,669
Other assets	—	301	—

Total assets held for sale	$10,267	$65,332	$19,360

Liabilities held for sale consists of accounts payable and accrued expenses as of December 29, 2007.
Summarized Condensed Consolidated Statements of Operations data for discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(40 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net sales	$71,021	$317,505	$6,268	$97,005

(Loss) income before (benefit) provision for income taxes	$(43,787)	$25,787	$(13,263)	$3,136

(Benefit) provision for income taxes	(16,998)	9,712	(5,164)	1,134

(Loss) income from discontinued operations, net of tax	$(26,789)	$16,075	$(8,099)	$2,002

3. STOCKHOLDERS’ EQUITY
Activity for the nine months ended October 4, 2008 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at
In thousands	value	earnings	cost

Balance as of December 29, 2007	$296,158	$2,948,085	$(1,880,534)
Net loss	—	(122,909)	—
Restricted shares issued, net of cancellations and shares withheld for taxes	(6,674)	—	4,977
Stock options exercised	35	—	35
Share-based compensation	11,806	—	—
Tax benefit on exercise of stock options	7	—	—
Tax deficiency related to share-based compensation	(2,058)	—	—
Dividend equivalent units vested	—	(233)	—
Dividends declared	—	(15,793)	—

Balance as of October 4, 2008	$299,274	$2,809,150	$(1,875,522)

Comprehensive (loss) income is comprised of net (loss) income, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive (loss) income, net of tax for interim periods was as follows:

	Nine Months Ended
	October 4,	September 29,
	2008	2007
In thousands	(40 Weeks)	(39 Weeks)

Net (loss) income	$(122,909)	$62,880
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(29,863)	55,082
Change in cumulative translation adjustment on Eurobonds and other instruments, net of income tax provision of $10,570 in 2008	14,954	(36,004)
Changes in unrealized losses on available-for-sale securities, net of income tax benefit (provision) of $91 and $(187), respectively	(100)	325
Reclassification of holding gains on available-for-sale securities, net of income tax provision of $133 in 2007	—	(231)
Changes in fair value of cash flow hedges, net of income tax (provision) benefit of $(2,944) and $626, respectively	7,639	(4,356)

Total comprehensive (loss) income, net of tax	$(130,279)	$77,696

Accumulated other comprehensive loss consists of the following:

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007

Cumulative translation adjustment, net of taxes of $8,840, $19,410 and zero, respectively	$(33,181)	$(18,272)	$(36,193)
Unrealized gains (losses) on cash flow hedging derivatives, net of taxes of $(623), $2,321 and $1,121, respectively	1,437	(6,202)	(5,099)
Unrealized losses on available-for-sale securities, net of taxes of $137, $46 and $46, respectively	(208)	(108)	(48)

Accumulated other comprehensive loss, net of tax	$(31,952)	$(24,582)	$(41,340)

4. INVENTORIES, NET
Inventories consist of the following:

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007

Raw materials	$26,168	$28,743	$35,734
Work in process	6,575	13,143	19,121
Finished goods	516,527	498,921	670,947

Total inventories, net	$549,270	$540,807	$725,802

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007

Land and buildings	$108,175	$108,097	$136,042
Machinery and equipment	394,117	385,294	442,148
Furniture and fixtures	284,786	304,411	294,894
Leasehold improvements	544,588	529,427	519,423

	1,331,666	1,327,229	1,392,507
Less: Accumulated depreciation and amortization	741,596	746,496	809,164

Total property and equipment, net	$590,070	$580,733	$583,343

Depreciation and amortization expense on property and equipment for the nine months ended October 4, 2008 and September 29, 2007 was $105.1 million and $95.2 million, respectively, which includes depreciation for property and equipment under capital leases of $5.0 million and $5.5 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended October 4, 2008 and September 29, 2007 was $33.4 million and $29.2 million, respectively, which includes depreciation for property and equipment under capital leases of $1.7 million and $1.7 million, respectively. Machinery and equipment under capital leases was $45.0 million, $48.8 million and $48.2 million as of October 4, 2008, December 29, 2007 and September 29, 2007, respectively.

6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	October 4,	December 29,	September 29,
In thousands	Period	2008	2007	2007

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,449	$32,749	$34,589
Owned trademarks (a)	5 years	1,000	9,900	16,501
Customer relationships (b)	12 years	12,930	30,665	52,637
Merchandising rights (b)	4 years	48,541	57,023	54,904
Other (c)	4 years	2,618	3,235	—

Subtotal	10 years	97,538	133,572	158,631

Accumulated Amortization:
Licensed trademarks		(18,699)	(16,641)	(16,343)
Owned trademarks		(267)	(901)	(1,503)
Customer relationships		(2,600)	(5,875)	(10,139)
Merchandising rights		(29,522)	(34,246)	(31,949)
Other		(1,064)	(675)	—

Subtotal		(52,152)	(58,338)	(59,934)

Net:
Licensed trademarks		13,750	16,108	18,246
Owned trademarks		733	8,999	14,998
Customer relationships		10,330	24,790	42,498
Merchandising rights		19,019	22,777	22,955
Other		1,554	2,560	—

Total amortized intangible assets, net		45,386	75,234	98,697

Unamortized intangible assets:
Owned trademarks(d)		209,036	271,885	313,161

Total intangible assets		$254,422	$347,119	$411,858

(a)	The decrease in the balance compared to September 2007 reflects the impact of the disposition of the C&C CALIFORNIA brand and the Company’s interest in the NARCISO RODRIGUEZ brands.

(b)	The change in the balance compared to September 29, 2007 primarily reflects the impact of dispositions subsequent thereto.

(c)	Relates primarily to the Company’s acquisition of Kate Spade.

(d)	The change in the balance compared to September 29, 2007 reflects (i) a non-cash pre-tax impairment charges of $10.0 and $24.0 million recorded within the Company’s Partnered Brands segment related to the VILLAGER, CRAZY HORSE and RUSS and ELLEN TRACY trademarks, respectively, and (ii) the impact of the disposition of prAna, ELLEN TRACY and ENYCE.
Amortization expense of intangible assets was $10.9 million and $12.5 million for the nine months ended October 4, 2008 and September 29, 2007, respectively, and $3.5 million and $4.3 million for the three months ended October 4, 2008 and September 29, 2007, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2008	$13.7
2009	11.9
2010	8.6
2011	6.9
2012	5.2

The changes in the carrying amount of goodwill for the nine months ended October 4, 2008 are as follows:

In thousands
Balance as of December 29, 2007	$677,852
Additional purchase price — JUICY COUTURE	6,696
Other	(1,539)
Translation difference	(6,256)

Balance as of October 4, 2008	$676,753

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
Accordingly, this assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a non-cash pre-tax impairment charge of $450.8 million ($343.1 million after-tax) during the fourth quarter of 2007. Accordingly, all of the Company’s remaining goodwill resides in its Direct Brands segment as of October 4, 2008.
7. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine and three months ended October 4, 2008 is 43.3% and 290.6%, respectively. Such rates differ from the federal statutory rate of 35.0% due to (i) the impact of discrete items recognized during the periods then ended, consisting primarily of the reversal of previously accrued interest and/or penalties that will not be paid due to the resolution of the underlying uncertain tax positions, (ii) state income taxes and (iii) the effect of permanent items. In addition, the effective tax rate for the three months ended October 4, 2008 reflects a change in the Company’s estimated 2008 pre-tax income. The Company’s effective tax rate from continuing operations for the nine and three months ended September 29, 2007 is 42.7% and 41.8%, respectively. The rate during the periods then ended differ from the federal statutory rate of 35.0% due to the impact of discrete items recognized during such periods, consisting primarily of foreign tax settlements and the effect of permanent items.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2003 through 2007. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and prior. The Company settled its 2003 federal audit during the third quarter of 2008. In conjunction with settling the 2003 federal audit, the 2004 and 2005 federal income tax returns were also reviewed and no further audit procedures are expected to be performed for such years.
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $18.5 million within the next twelve months due to the expiration of the statute of limitations and various tax settlements. During the first nine months of 2008, $41.1 million of uncertain tax positions were reclassified to deferred tax liabilities and taxes payable in the amounts of $37.2 million and $3.9 million, respectively, due to the settlement of these positions with the relevant tax authorities. As of October 4, 2008, uncertain tax positions of $23.8 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.	DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007

5% Notes, due July 2013 (a)	$482,640	$512,044	$495,153
Revolving credit facility and commercial paper program	408,900	301,200	394,600
Capital lease obligations	23,776	26,725	29,787
Other (b)	58,537	47,742	57,061

Total debt	973,853	887,711	976,601
Less: current portion (c)	61,807	50,828	455,852

Long-term debt	$912,046	$836,883	$520,749

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	At October 4, 2008, the balance consists principally of outstanding borrowings under working capital lines of credit.

(c)	At October 4, 2008, the balance consists primarily of borrowings under working capital lines of credit and obligations under capital leases.
On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at the request of the Company, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits the Company to borrow in US dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on the Company’s long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for general corporate purposes of the Company, including, with limitations, the repurchase of capital stock. The Agreement will expire on October 13, 2009, at which time all outstanding amounts under the existing Credit Facility will be due and payable. The Company’s management has been engaged in ongoing dialogue with its banks regarding the timing, tenor and structure of an amendment and extension to its existing revolving credit facility. In the event that the Company is unable to complete such agreement by the filing of its annual financial statements, borrowings under the current agreement would be classified as short-term as such outstanding amounts would be payable within twelve months.
On February 29, 2008, the Company entered into an amendment to its revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. The Company was also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that the Company was in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. On August 12, 2008, the Company entered into a second amendment to its revolving credit facility, whereby the company modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide its banks with security in substantially all of its assets in the event the Company fails to achieve a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios. As of the end of fiscal 2007 and as of October 4, 2008, the Company was in compliance with such covenants, as amended.
As of October 4, 2008, the Company held a Baa3 senior unsecured debt rating and Prime-3 commercial paper rating from Moody’s and a BB+ senior unsecured debt rating and B-2 commercial paper rating from S&P. Moody’s and S&P placed the Company’s senior unsecured debt and commercial paper rating under review for possible downgrade on October 24, 2008 and October 27, 2008, respectively.
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
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 9 - Commitments and Contingencies).
As of October 4, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to the Company were as follows:

		Outstanding	Letters of	Available
In thousands	Total Capacity	Borrowings	Credit Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$408,900	$—	$341,100
Letter of credit facility	285,000	—	124,437	160,563
Short-term borrowing facilities	147,332	57,699	9,011	80,622

(a)	The Company’s $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.
9. COMMITMENTS AND CONTINGENCIES
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
On April 7, 2003, the Company acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) contingent payments to be determined by Juicy Couture’s future earnings. During 2008, the Company made the last such contingent payment in the amount of $79.6 million, which has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. The Company recorded the present value of fixed amounts owed of $9.5 million in Accrued expenses and Other Non-Current Liabilities. As of October 4, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a 2008 payment of approximately $15.7 million based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $6-10 million.

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
10. STREAMLINING INITIATIVES
2008 Actions
In the second quarter of 2008, the Company entered into an exclusive long-term global licensing agreement for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. The Company has incurred or expects to incur expenses associated with closing its leased distribution center dedicated to its fragrance brands including expenses associated with staff reductions, and office space consolidation including asset write-offs, employee terminations and lease terminations. In the third quarter of 2008, the Company initiated a restructuring action related to its MEXX Europe operations which included a change in the senior management and design teams, as well as cost reduction actions.
2007 Actions
On July 11, 2007, the Company provided details of its long-term strategic plan. The major elements of the Company’s strategy include the following:
—	Realigning its organization into two new reporting segments: Direct Brands (comprised of the Company’s JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX retail-based lifestyle brands) and Partnered Brands (comprised of LIZ CLAIBORNE and other Company-owned and licensed wholesale-based brands). The strategic realignment reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing;

—	Conducting a review of strategic alternatives, including possible divestiture, discontinuation or licensing of sixteen of the Company’s brands:
—	On October 4, 2007, the Company completed the sale of its former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands. The Company also consolidated its TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed its FIRST ISSUE brand.

—	In January 2008, the Company entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for the DANA BUCHMAN brand.

—	On February 4, 2008, the Company completed the sale of its former C&C CALIFORNIA and LAUNDRY BY DESIGN brands. The Company also announced retention of ENYCE and closure of SIGRID OLSEN, completed in the first half of 2008.

—	On April 4, 2008, the Company completed the sale of its former prAna brand.

—	In the first quarter of 2008, the Company announced its decision to retain the KENSIE and MAC & JAC brands.

—	On April 10, 2008, the Company completed the sale of its former ELLEN TRACY brand.
—	Implementing and maintaining a more competitive cost structure:
—	The Company has accelerated its structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
2006 Actions
In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency and more closely align its businesses with customer and consumer needs. These efforts included the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of the Company’s brands.
For the nine months ended October 4, 2008, the Company recorded $82.6 million ($53.5 million after-tax) related to these initiatives, including $36.7 million of payroll and related costs, $28.2 million of lease termination costs, $9.3 million of fixed asset write-downs and disposals, and $8.4 million of other costs. Approximately $9.3 million of these charges were non-cash. The Company expects to pay substantially all accrued streamlining costs by the end of 2008. For the nine months ended September 29, 2007, the Company recorded $48.7 million ($31.1 million after-tax) related to this initiative, including $24.4 million of payroll and related costs, $9.1 million of lease termination costs, $13.5 million of fixed asset write-downs and disposals and $1.7 million of other costs. Approximately $13.5 million of these charges were non-cash.
For the nine and three months ended October 4, 2008 and September 29, 2007, expenses associated with the Company’s 2006, 2007 and 2008 actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Nine Months Ended		Three Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
In thousands	(40 weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Direct Brands	$25,107	$13,810	$14,741	$7,910
Partnered Brands	57,505	34,888	8,881	13,418

Total	$82,612	$48,698	$23,622	$21,328

A summary rollforward of streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at December 29, 2007	$18,567	$11,823	$—	$225	$30,615
2008 provision	36,713	28,171	9,294	8,434	82,612
2008 fixed asset write-downs	—	—	(9,294)	—	(9,294)
Translation difference	357	(812)	—	(225)	(680)
2008 spending	(41,237)	(23,189)	—	(8,434)	(72,860)

Balance at October 4, 2008	$14,400	$15,993	$—	$—	$30,393

11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Nine Months Ended		Three Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
In thousands	(40 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
(Loss) income from continuing operations	$(31,016)	$49,273	$(9,419)	$33,517
(Loss) income from discontinued operations, net of tax	(26,789)	16,075	(8,099)	2,002
Loss on disposal of discontinued operations, net of tax	(65,104)	(2,468)	(51,207)	(2,468)

Net (Loss) Income	$(122,909)	$62,880	$(68,725)	$33,051

Basic weighted average shares outstanding(a)	93,608	101,157	93,641	99,820
Stock options and restricted stock grants(a)(b)(c)	—	1,062	—	880

Diluted weighted average shares outstanding(a)	93,608	102,219	93,641	100,700

Earnings per share:
Basic
(Loss) Income from Continuing Operations	$(0.33)	$0.48	$(0.10)	$0.33
(Loss) income from discontinued operations	(0.29)	0.16	(0.08)	0.02
Loss on disposal of discontinued operations	(0.69)	(0.02)	(0.55)	(0.02)

Net (Loss) Income	$(1.31)	$0.62	$(0.73)	$0.33

Diluted
(Loss) income from continuing operations	$(0.33)	$0.48	$(0.10)	$0.33
(Loss) income from discontinued operations	(0.29)	0.16	(0.08)	0.02
Loss on disposal of discontinued operations	(0.69)	(0.02)	(0.55)	(0.02)

Net (loss) income	$(1.31)	$0.62	$(0.73)	$0.33

(a)	Because the Company incurred a loss from continuing operations in the nine and three months ended October 4, 2008, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	Options to purchase 3,321,661 shares of common stock were outstanding as of September 29, 2007, but were not included in the computation of diluted EPS for the nine and three month periods then ended because such options were anti-dilutive.

(c)	Excludes restricted stock for which the performance period has not yet lapsed and criteria have not yet been achieved.
12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the nine months ended October 4, 2008 and September 29, 2007, the Company made income tax payments of $19.2 million and $52.3 million and interest payments of $42.8 million and $38.6 million, respectively.

13. SEGMENT REPORTING
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s four retail-based brands: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS.
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the activities of the Company’s former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN, prAna, NARCISO RODRIGUEZ AND ENYCE brands and the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and of the Company’s former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented.
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

	Nine Months Ended
	October 4, 2008			September 29, 2007
	(40 Weeks)			(39 weeks)
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total
Total net sales	$1,821,535	$1,252,238	$3,073,773	$1,608,376	$1,661,523	$3,269,899

% to total	59.3%	40.7%	100.0%	49.2%	50.8%	100.0%

Total operating income (loss)	$74,984	$(92,895)	$(17,911)	$166,870	$(48,949)	$117,921

% of sales	4.1%	(7.4)%	(0.6)%	10.4%	(2.9)%	3.6%

	Three Months Ended
	October 4, 2008			September 29, 2007
	(13 Weeks)			(13 weeks)
	Direct	Partnered		Direct	Partnered
In thousands	Brands	Brands	Total	Brands	Brands	Total
Total net sales	$617,205	$397,764	$1,014,969	$628,705	$578,014	$1,206,719

% to total	60.8%	39.2%	100.0%	52.1%	47.9%	100.0%

Total operating income (loss)	$34,960	$(18,767)	$16,193	$87,046	$(16,173)	$70,873

% of sales	5.7%	(4.7)%	1.6%	13.8%	(2.8)%	5.9%
GEOGRAPHIC DATA:

	Nine Months Ended
	October 4, 2008			September 29, 2007
	(40 Weeks)			(39 weeks)
In thousands	Domestic	International	Total	Domestic	International	Total
Total net sales(a)	$1,940,050	$1,133,723	$3,073,773	$2,184,873	$1,085,026	$3,269,899

% to total	63.1%	36.9%	100.0%	66.8%	33.2%	100.0%

Total operating (loss) income	$(54,821)	$36,910	$(17,911)	$51,055	$66,866	$117,921

% of sales	(2.8)%	3.3%	(0.6)%	2.3%	6.2%	3.6%

(a)	International sales include MEXX sales of $964,456 and $917,636, respectively.

	Three Months Ended
	October 4, 2008			September 29, 2007
	(13 Weeks)			(13 weeks)
In thousands	Domestic	International	Total	Domestic	International	Total
Total net sales(a)	$625,989	$388,980	$1,014,969	$788,058	$418,661	$1,206,719

% to total	61.7%	38.3%	100.0%	65.3%	34.7%	100.0%

Total operating (loss) income	$(5,976)	$22,169	$16,193	$27,793	$43,080	$70,873

% of sales	(1.0)%	5.7%	1.6%	3.5%	10.3%	5.9%

(a) International net sales include MEXX net sales of $333,001 and $365,451, respectively.
There were no significant changes in segment assets during the nine and three months ended October 4, 2008.
14. DERIVATIVE INSTRUMENTS
As of October 4, 2008, the Company had a Canadian currency collar outstanding with a notional amount of 8.9 million Hong Kong dollars, maturing in October 2008 and with contract rates at 0.1328 and 0.1344 Canadian dollars per Hong Kong dollar. The Company had $7.5 million in Canadian currency collars at December 29, 2007 and $3.3 million and 15.4 million Hong Kong dollars in Canadian currency collars and 7.8 million Hong Kong dollars in euro currency collars at September 29, 2007. At October 4, 2008, the Company also had forward contracts maturing through March 2009 to sell 6.1 million Canadian dollars for $6.0 million, to sell 6.1 million Canadian dollars for 46.5 million Hong Kong dollars, to sell 16.4 million euro for $24.7 million and to sell 11.7 million euro for 128.6 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at October 4, 2008 was $53.3 million, as compared with $132.3 million at December 29, 2007 and $118.8 million at September 29, 2007.

Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were $2.9 million at October 4, 2008, $(7.1) million at December 29, 2007 and $(6.1) million at September 29, 2007. The ineffective portion of these trades is recognized currently in earnings and was approximately $1.0 million and $(1.5) million for the nine month periods ended October 4, 2008 and September 29, 2007, respectively and was immaterial for the three month periods ended October 4, 2008 and September 29, 2007. Approximately $0.8 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to Cumulative translation adjustment were $29.4 million and $(36.2) million for the nine months ended October 4, 2008 and September 29, 2007, respectively, and $65.6 million and $(24.0) million for the three months ended October 4, 2008 and September 29, 2007, respectively.
In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 8 – Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was immaterial for the nine and three months ended October 4, 2008.
15. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R) and recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of either 7 or 10 years. As of October 4, 2008, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s share-based payment awards totaled $11.7 million and $3.6 million during the nine and three months ended October 4, 2008, respectively, and $16.2 million and $6.0 million during the nine and three months ended September 29, 2007, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	October 4, 2008	September 29, 2007
Weighted-average fair value of options granted	$4.94	$10.24
Expected volatility	28.1% to 40.9%	25.3% to 37.6%
Weighted-average volatility	28.9%	25.7%
Expected term (in years)	5.0	4.5
Dividend yield	1.19%	0.61%
Risk-free rate	1.5% to 5.2%	4.8% to 5.2%
Expected annual forfeiture	12.8%	10.2%

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
A summary of award activity under stock option plans as of October 4, 2008 and changes therein during the nine month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)

Outstanding at December 29, 2007	4,636,409	$34.33	5.3	$204
Granted	1,237,250	18.95
Exercised	(4,100)	16.92
Cancelled	(741,675)	33.57

Outstanding at October 4, 2008	5,127,884	$30.74	5.0	$—

Vested or expected to vest at October 4, 2008	4,757,056	$31.25	4.9	$—

Exercisable at October 4, 2008	3,081,620	$33.43	4.3	$—

The total intrinsic value of options exercised was immaterial for the nine months ended October 4, 2008 and was $22.3 million during the nine months ended September 29, 2007.
As of October 4, 2008, there were approximately 2.0 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $7.07.
As of October 4, 2008, there was $8.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the nine month periods ended October 4, 2008 and September 29, 2007 was $4.2 million and $16.8 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of October 4, 2008 and changes during the nine month period then ended are summarized as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested stock at December 29, 2007 (a)	1,538,379	$38.42
Granted (b)	1,105,062	18.33
Vested	(314,670)	35.83
Cancelled	(418,768)	35.96

Nonvested stock at October 4, 2008 (a)(b)	1,910,003	$27.76

Expected to vest as of October 4, 2008	1,518,983	$28.98

(a)	In the third quarter of 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.

(b)	In the second and third quarter of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2008 year-end and fiscal 2010 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 200% of target.

As of October 4, 2008, there was $21.7 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the nine month periods ended October 4, 2008 and September 29, 2007 was $11.3 million and $13.1 million, respectively.
16. RECENT ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree, (iv) goodwill or a gain from a bargain purchase and (v) adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are to be recorded as adjusted income. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 4, 2009. The Company will adopt the provisions of SFAS No. 141(R) as required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The two reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in two reportable segments as follows:
•	The Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our four retail-based operating segments: JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX; and

•	The Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites); and

•	International (wholesale customers and Company-owned specialty retail and outlet, as well as concession stores located outside of the United States).
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
On October 7, 2008, we completed the sale of certain assets related to our interest in the NARCISO RODRIGUEZ brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 in exchange for a net fee of $5.3 million.
On October 20, 2008, we completed the sale of certain assets of our ENYCE brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets related to the ENYCE and NARCISO RODRIGUEZ brands, as well as the assets associated with our closed distribution center, have been segregated and reported as held for sale as of

October 4, 2008. Also pursuant to SFAS No. 144, certain assets and liabilities of our former C&C CALIFORNIA, LAUNDRY BY DESIGN and prAna brands, as well as the assets associated with our closed distribution center, have been segregated and reported as held for sale as of December 29, 2007 and certain assets of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands have been segregated and reported as held for sale as of September 29, 2007.
The activities of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES, TAPEMEASURE, C&C CALIFORNIA, LAUNDRY BY DESIGN, prAna, NARCISO RODRIGUEZ and ENYCE brands, the retail operations of our SIGRID OLSEN brand that were not converted to other brands and the retail operations of our former ELLEN TRACY brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and ELLEN TRACY wholesale activities and DANA BUCHMAN operations either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
In connection with the transactions discussed above, we recognized total pre-tax charges of $83.5 million during the nine months ended October 4, 2008, including $10.6 million related to the Ellen Tracy transaction. We allocated $2.5 million of the ELLEN TRACY charge to the ELLEN TRACY retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the ELLEN TRACY wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
Market Environment / Global Economic Uncertainty
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. These economic challenges have adversely impacted our wholesale and retail operations. Worsening macroeconomic conditions and concerns about consumer credit will likely continue to have a negative impact on our results for the remainder of the current fiscal year and 2009.
Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within the Company’s control, most importantly spending, including a reduction in our 2009 capital budget by over 50% from 2008 levels and maximizing inventory productivity through tightening assortments, SKU efficiencies and sharpening our price-points to maximize our inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through supply-chain and overhead initiatives that are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment due to the slowdown in consumer spending, which reflects the recent deterioration in the macroeconomic environment in the US, as well as abroad.
In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macroeconomic environment and challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward – Looking Statements” and “Item 1A. Risk Factors” and in our 2007 Annual Report on Form 10-K.
In November 2006, we initiated a review of our operations to assess options to best allocate our resources to those brands we believe have the maximum potential for sustainable growth in sales and earnings and to best evolve our brand-focused strategy on a going forward basis. On June 20, 2007, we announced the reconfiguration of our organization and on July 11, 2007, we announced the preliminary results of our review of our operations. The major elements of our strategy were as follows:

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
The completion of our strategic review of 16 specific brands in our portfolio in an effort to narrow our brand offerings to a select group that we believe we can fully resource and develop into powerful, sustaining brands:
•	On October 4, 2007, we completed the sale of our former EMMA JAMES, INTUITIONS, J.H. COLLECTIBLES and TAPEMEASURE brands.

•	We consolidated our TINT brand into LIZ & CO. and STAMP 10 brand into AXCESS and closed our FIRST ISSUE brand.

•	In January 2008, we entered into an exclusive license agreement with Kohl’s, naming Kohl’s as the exclusive retailer for our DANA BUCHMAN brand. As a result, we closed our former DANA BUCHMAN operations in the first half of 2008 and expect to launch the new DANA BUCHMAN line in Kohl’s stores no later than the first quarter of 2009.

•	On February 4, 2008, we completed the sale of our former C&C CALIFORNIA and LAUNDRY BY DESIGN brands.

•	In the first quarter of 2008, we announced our decision to retain the KENSIE and MAC & JAC brands.

•	On April 4, 2008, we completed the sale of our former prAna brand.

•	On April 10, 2008, we completed the sale of our former ELLEN TRACY brand.

•	During the second quarter of 2008, we completed the closure of our SIGRID OLSEN brand.
Implementing and maintaining a more competitive cost structure:
•	We have accelerated our structural realignment and other initiatives to achieve targeted cost savings. Key actions taken include significant headcount reductions, the closing of three of our distribution centers, real estate rationalization and discretionary expense cuts.

•	We anticipate additional cost reductions to be realized through further staff reductions, consolidations of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
Committing the resources, structure and marketing investment necessary to fully support and maximize the growth of our brands:
•	We have engaged two well regarded designers to reposition our LIZ CLAIBORNE and CLAIBORNE brands, with new collections debuting in spring of 2009.

•	We acquired the license for DKNY® better men’s apparel, debuting in Spring of 2009.

•	We are in the process of implementing initiatives to accelerate the turnaround of the MEXX business in Europe. These initiatives will focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and re-evaluating our supply chain model. To expedite this process, we have made key appointments to the MEXX Europe management team.

•	We remain on track to complete approximately 125 store openings in our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands in fiscal 2008.

•	We anticipate spending approximately $85 million in 2008 in marketing activities in support of our growth initiatives within our Direct Brands segment.
Developing best-in-class, retail-centric capabilities and initiating investments to optimize our supply chain activities and accelerate the flow of goods to stores in both retail and wholesale formats.
On June 10, 2008, we entered into an exclusive long-term global licensing agreement with Elizabeth Arden Inc. for the manufacture, distribution and marketing of the Company-owned fragrance brands. Our fragrance brands consist of many well-known and highly-ranked products, including JUICY COUTURE, CURVE BY LIZ CLAIBORNE, LUCKY BRAND and the LIZ, REALITIES, BORA BORA and MAMBO fragrances. We also assigned all of our rights and obligations under our USHER fragrance license to Elizabeth Arden as of the effective date. We believe that the licensing of our fragrance business will afford us the opportunity to realize consistently profitable results while continuing to sharpen our focus on our core competencies in apparel and accessories. Through this arrangement, we believe that we can continue to successfully develop and market brand-enhancing fragrances in a capital efficient manner, leveraging our strength in brand-building with Elizabeth Arden’s expertise in developing and growing fragrance businesses.
In our continued effort to allocate resources dedicated to creating sustainable growth and evolving our brand-focused strategy, we completed the sale of certain assets related to the ENYCE and NARCISO RODRIGUEZ brands in October 2008.
Overall Results for the Nine Months Ended October 4, 2008
Net Sales
Net sales for the first nine months of 2008 were approximately $3.074 billion, a decrease of $196.1 million, or 6.0%, when compared to net sales for the first nine months of 2007, primarily due to reduced sales in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased net sales by $119.7 million.
Gross Profit and (Loss) Income from Continuing Operations
Gross profit as a percentage of net sales increased to 48.4% in 2008 from 48.3% in 2007, reflecting an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in both our Direct and Partnered Brands segments. We recorded a loss from continuing operations of $31.0 million in the first nine months of 2008 as compared to income from continuing operations of $49.3 million in 2007. This decrease primarily reflects the impact of decreased sales in our Partnered Brands segment and a period-over-period increase in after-tax expenses associated with our streamlining initiatives of $22.4 million and an increase in other costs associated with brand-exiting activities.
Balance Sheet
We ended the first nine months of 2008 with a net debt position of $923.5 million as compared to $864.6 million at the end of the first nine months of 2007. We generated $262.0 million in cash from operations over the past twelve months, which enabled us to fund share repurchases of $118.9 million and capital expenditures of $211.7 million, while increasing our net debt by $59.0 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $12.9 million at October 4, 2008 compared to September 29, 2007.
International Operations
In the first nine months of 2008, international sales represented 36.9% of our overall sales, as compared to 33.2% in the first nine months of 2007. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first nine months of 2008 by $119.7 million. The strengthening of the euro and Canadian dollar against the US dollar throughout the first nine months of 2008 has positively impacted the results in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed in the Overview section above, our segment reporting structure reflects the brand-focused approach of our businesses and internal reporting. We report our operations in two reportable segments as well as on a geographic basis based on selling location. All data and discussion included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.

NINE MONTHS ENDED OCTOBER 4, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2007
The following table sets forth our operating results for the nine months ended October 4, 2008 (comprised of 40 weeks) compared to the nine months ended September 29, 2007 (comprised of 39 weeks):

	Nine Months Ended		Variance
	October 4,	September 29,
Dollars in millions	2008	2007	$	%

Net Sales	$3,073.8	$3,269.9	$(196.1)	(6.0)%

Gross Profit	1,487.4	1,579.4	(92.0)	(5.8)%

Selling, general & administrative expenses	1,495.3	1,449.2	46.1	3.2%

Trademark impairment	10.0	12.3	(2.3)	(18.7)%

Operating (Loss) Income	(17.9)	117.9	(135.8)	*

Other expense, net	(2.9)	(1.9)	(1.0)	52.6%

Interest expense, net	(33.9)	(30.1)	(3.8)	12.6%

(Benefit) provision for income taxes	(23.7)	36.6	(60.3)	*

(Loss) Income from Continuing Operations	(31.0)	49.3	(80.3)	*

Discontinued operations, net of tax	(91.9)	13.6	(105.5)	*

Net (Loss) Income	$(122.9)	$62.9	$(185.8)	*

*	Not meaningful.
Net Sales
Net sales for the first nine months of 2008 were $3.074 billion, a decrease of $196.1 million, or 6.0%, when compared to the first nine months of 2007, inclusive of a $299.3 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $119.7 million in the first nine months of 2008. Net sales results for our segments are provided below:
•	Direct Brands net sales were $1.822 billion, increasing $213.2 million, or 13.3%, reflecting the following:
–	Net sales for MEXX were $964.5 million, a 5.1% increase compared to 2007. Excluding the impact of changes in foreign currency exchange rates, net sales for MEXX were $860.9 million, a 6.2% decrease, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by increased sales in our MEXX Canada retail and wholesale operations.
—	We ended the first nine months of 2008 with 133 specialty retail stores, 99 outlets and 234 concessions, reflecting the net decrease over the last 12 months of 4 specialty retail stores and 72 concession stores, partially offset by the net addition of 15 outlet stores;

—	Average retail square footage in the first nine months of 2008 was approximately 1.395 million square feet, a 5.7% increase compared to 2007;

—	Sales productivity increased to $302 per average square foot as compared to $297 for the first nine months of fiscal 2007, primarily due to the impact of exchange rate fluctuations in our European and Canadian operations;

—	Comparable store net sales in our MEXX Company-owned stores decreased by 9.2% overall, primarily the result of a decrease in our MEXX Europe retail and in our MEXX Canada retail operations; and

—	Fluctuations in foreign currency exchange rates in our European and Canadian businesses increased net sales by $103.6 million.
–	Net sales for JUICY COUTURE were $432.1 million, a 33.3% increase compared to 2007, or an increase of 35.3% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in retail and wholesale non-apparel.
—	We ended the first nine months of 2008 with 56 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 23 specialty retail stores and 16 outlet stores;

—	Average retail square footage in the first nine months of 2008 was approximately 221 thousand square feet, a 106.5% increase compared to 2007;

—	Sales productivity was $670 per average square foot as compared to $743 for the first nine months of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores increased by 10.4% in the first nine months of 2008.
–	Net sales for LUCKY BRAND were $338.8 million, a 10.3% increase compared to 2007, or an increase of 16.9% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in our specialty retail and outlet operations.
—	We ended the first nine months of 2008 with 187 specialty retail stores and 35 outlet stores, reflecting the net addition over the last 12 months of 28 specialty retail stores and 25 outlet stores;

—	Average retail square footage in the first nine months of 2008 was approximately 498 thousand square feet, a 35.7% increase compared to 2007;

—	Sales productivity was $379 per average square foot as compared to $409 for the first nine months of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores decreased by 1.3% in the first nine months of 2008.
–	Net sales for KATE SPADE were $86.2 million, a 45.2% increase compared to 2007, primarily driven by an increased number of retail stores, as well as increases on our wholesale operations.
—	We ended the first nine months of 2008 with 41 specialty retail stores and 25 outlet stores, reflecting the net addition over the last 12 months of 18 specialty retail stores and 19 outlet stores;

—	Average retail square footage in the first nine months of 2008 was approximately 109 thousand square feet, a 91.2% increase compared to 2007;

—	Sales productivity was $425 per average square foot as compared to $460 for the first nine months of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores decreased by 7.3% in the first nine months of 2008 due to a decrease in our full priced stores, partially offset by an increase in our outlet stores.
Comparable Company-owned store sales are calculated as follows:
–	New stores become comparable after 14 full fiscal months of operations (on the last day of the 15th full fiscal month);

–	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

–	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start date of the fiscal month when the construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

–	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and /or traffic patterns); and

–	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot are defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $1.252 billion, a decrease of $409.3 million or 24.6%, reflecting:
–	A $288.4 million decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), FIRST ISSUE (closed in early 2008), VILLAGER (closed in the third quarter of 2008), former ELLEN TRACY brand (sold on April 10, 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;
–	A net $136.1 million decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE and CLAIBORNE brands as well as our MONET brand, partially offset by increases in the LIZ & CO., licensed DKNY® Jeans and KENSIE brands (due to increased department store distribution); and

–	The impact of fluctuations in foreign currency exchange rates, which increased net sales by $15.2 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $244.8 million, or 11.2%, to $1.940 billion, reflecting the decrease in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales increased by $48.7 million, or 4.5%, to $1.134 billion primarily due to the $119.7 million impact of changes in currency exchange rates on international sales, partially offset by declines in our MEXX operations.
Gross Profit
Gross profit in the first nine months of 2008 was $1.487 billion, a $92.0 million decrease as compared to the first nine months of 2007 primarily resulting from declines in our Partnered Brands segment due to the impact of brands that have been sold, closed or licensed, but not treated as discontinued operations, as well as price reductions in our Partnered Brands segment, partially offset by increased sales in our Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $70.8 million. Gross profit as a percentage of net sales increased to 48.4% in 2008 from 48.3% in 2007, reflecting an increased proportion of sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in both our Direct and Partnered Brands segments. Expenses related to warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A increased $46.1 million or 3.2%, to $1.495 billion in the first nine months of 2008 from $1.449 billion in the first nine months of 2007. The increase in SG&A reflected the following:
•	A $48.3 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $35.2 million increase in Direct Brands SG&A;

•	A $68.1 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $67.3 million increase primarily resulting from the retail expansion in our Direct Brands segment;

•	The inclusion of an $8.1 million charge associated with the sale of our former ELLEN TRACY brand; and

•	A $180.9 million decrease in Partnered Brands and corporate SG&A.
SG&A as a percentage of net sales was 48.6%, compared to 44.3% in the first nine months of 2007, primarily reflecting (i) an increase in the Direct Brands SG&A rate primarily driven by growth in our retail operations, (ii) an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average, (iii) higher expenses associated with our streamlining initiatives and brand-exiting activities and (iv) the charge associated with the sale of the ELLEN TRACY brand.
Trademark Impairment
A non-cash charge of $10.0 million was recorded as a result of the impairment of the VILLAGER, CRAZY HORSE and RUSS trademark due to the Company’s exit of these brands. In 2007, we recorded a $12.3 million non-cash charge resulting from the impairment of the ELLEN TRACY trademark due to decreases in sales projections.

Operating (Loss) Income
Operating loss for the first nine months of 2008 was $17.9 million, a decrease of $135.8 million as compared to the first nine months of 2007. Operating (loss) income as a percentage of net sales was (0.6)% in 2008 compared to 3.6% in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in the first nine months of 2008 by $2.7 million. Operating (loss) income by segment is provided below:
•	Direct Brands operating income was $75.0 million (4.1% of net sales), decreasing $91.9 million, or 55.1%, as a result of reduced earnings in our MEXX, JUICY COUTURE wholesale and LUCKY BRAND wholesale and retail operations, as well as the impact of an increase in expenses associated with our streamlining initiatives and brand-exiting activities in our MEXX Europe operations, partially offset by a $2.7 million increase resulting from fluctuations in foreign currency exchange rates in our international operations.

•	Partnered Brands operating loss was $92.9 million ((7.4)% of net sales), compared to an operating loss of $48.9 million ((2.9)% of net sales) in 2007, as a result of lower sales and increased retailer support, as well as an increase in expenses associated with our streamlining initiatives and brand-exiting activities.
On a geographic basis, Domestic operating income decreased by $105.9 million to a loss of $54.8 million. The domestic decrease predominantly reflects increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Direct Brands segment. International operating income decreased $29.9 million or 44.8% to $36.9 million, reflecting reduced earnings in the international operations of our Direct Brands segment partially offset by reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating income in the first nine months of 2008 by $2.7 million.
Other Expense, Net
Other expense, net consists primarily of foreign currency transaction losses and amounted to $2.9 million and $1.9 million in the nine months ended October 4, 2008 and September 29, 2007, respectively.
Interest Expense, Net
Interest expense, net increased to $33.9 million in the nine months ended October 4, 2008 from $30.1 million in the nine months ended September 29, 2007 principally due to increased outstanding borrowings under our revolving credit facility in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.
(Benefit) Provision for Income Taxes
Income taxes in the first nine months of 2008 decreased by $60.3 million to a tax benefit of $(23.7) million as compared to a tax expense of $36.6 million in the first nine months of 2007. The income tax benefit rate for the first nine months of 2008 increased slightly to 43.3% from a 42.7% income tax expense rate for the first nine months of 2007. The income tax benefit rate for the first nine months of 2008 reflects the favorable outcome of uncertain tax positions that have been settled with various tax authorities while the income tax expense rate for the first nine months of 2007 reflects the unfavorable outcome of uncertain tax positions that have been settled with various tax authorities.
(Loss) Income from Continuing Operations
(Loss) income from continuing operations in the first nine months of 2008 decreased to $(31.0) million, or (1.0)% of net sales, from $49.3 million in the first nine months of 2007, or 1.5% of net sales. Earnings per share (“EPS”) from continuing operations decreased to $(0.33) in 2008 from $0.48 in 2007.
Discontinued Operations, Net of Tax
(Loss) income from discontinued operations in the first nine months of 2008 decreased to $(91.9) million, from $13.6 million in the first nine months of 2007, reflecting increased loss on disposal of discontinued operation of $62.6 million and a $26.8 million loss from discontinued operations as compared to $16.1 million of income from discontinued operations for the nine month period in 2007. EPS from discontinued operations decreased to $(0.98) in 2008 from $0.14 in 2007, primarily due to the impact of the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations in 2008.
Net (Loss) Income
Net (loss) income in the first nine months of 2008 decreased to $(122.9) million from $62.9 million in the first nine months of 2007. Diluted EPS decreased to $(1.31) in 2008, from $0.62 in 2007.

THREE MONTHS ENDED OCTOBER 4, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2007
The following table sets forth our operating results for the three months ended October 4, 2008 (comprised of 13 weeks) compared to the three months ended September 29, 2007 (comprised of 13 weeks):

	Three Months Ended		Variance
	October 4,	September 29,
Dollars in millions	2008	2007	$	%

Net Sales	$1,015.0	$1,206.7	$(191.7)	(15.9)%

Gross Profit	500.4	584.7	(84.3)	(14.4)%

Selling, general & administrative expenses	474.2	501.5	(27.3)	(5.4)%

Trademark impairment	10.0	12.3	(2.3)	(18.7)%

Operating Income	16.2	70.9	(54.7)	(77.2)%

Other income (expense), net	0.8	(1.5)	2.3	*

Interest expense, net	(12.0)	(11.7)	(0.3)	2.6%

Provision for income taxes	14.4	24.1	(9.7)	(40.2)%

(Loss) Income from Continuing Operations	(9.4)	33.6	(43.0)	*

Discontinued operations, net of tax	(59.3)	(0.5)	(58.8)	*

Net (Loss) Income	$(68.7)	$33.1	$(101.8)	*

*	Not meaningful.
Net Sales
Net sales for the third quarter of 2008 were $1.015 billion, a decrease of $191.7 million, or 15.9%, when compared to the third quarter of 2007, inclusive of a $181.1 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, partially offset by the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $24.6 million in the third quarter. Net sales results for our segments are provided below:
•	Direct Brands net sales were $617.2 million, decreasing $11.5 million, or 1.8% or an increase of $10.5 million, or 1.7%, excluding the impact of licensing our fragrance operations in the second quarter of 2008, reflecting the following:
–	Net sales for MEXX were $333.0 million, an 8.9% decrease compared to 2007. Excluding the impact of changes in foreign currency exchange rates, net sales for MEXX were $310.5 million, a 15.0% decrease compared to last year, primarily due to decreased sales in our MEXX Europe operations.
—	Average retail square footage in the third quarter was approximately 1.450 million square feet, an 8.0% increase compared to 2007;

—	Sales productivity decreased to $90 per average square foot as compared to $102 for the third quarter of fiscal 2007;

—	Comparable store net sales in our MEXX Company-owned stores decreased by 13.5% overall, primarily the result of a decrease in our MEXX Europe operations; and

—	Fluctuations in foreign currency exchange rates in our European and Canadian businesses increased net sales by $22.5 million.

–	Net sales for JUICY COUTURE were $144.3 million, a 6.8% increase compared to 2007, or an increase of 20.1% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in specialty retail as well as growth in our domestic outlet operations.
—	Average retail square footage in the third quarter was approximately 287 thousand square feet, a 129.6% increase compared to 2007;

—	Sales productivity was $193 per average square foot as compared to $267 for the third quarter of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores increased by 4.9% in the third quarter.
–	Net sales for LUCKY BRAND were $111.1 million, a 2.3% increase compared to 2007, or an increase of 9.7% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in outlet and retail operations, partially offset by declines in wholesale apparel and non-apparel operations.
—	Average retail square footage in the third quarter was approximately 528 thousand square feet, a 37.5% increase compared to 2007;

—	Sales productivity was $115 per average square foot as compared to $130 for the third quarter of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores decreased by 3.5% in the third quarter.
–	Net sales for KATE SPADE were $28.8 million, a 47.0% increase compared to 2007, primarily driven by an increased number of retail and outlet stores.
—	Average retail square footage in the third quarter was approximately 124 thousand square feet, a 117.5% increase compared to 2007;

—	Sales productivity was $132 per average square foot as compared to $162 for the third quarter of fiscal 2007; and

—	Comparable store net sales in our Company-owned stores decreased by 13.4% in the third quarter due to a decrease in our full priced stores, partially offset by an increase in our outlet stores.
•	Partnered Brands net sales were $397.8 million, a decrease of $180.2 million or (31.2)%, reflecting:
–	A $159.1 million decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), FIRST ISSUE (closed in early 2008), VILLAGER (closed in the third quarter of 2008), former ELLEN TRACY brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

–	A net $23.1 million decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE and CLAIBORNE brands as well as our MONET brand, partially offset by increases in the LIZ & CO., licensed DKNY® Jeans and KENSIE brands (due to increased department store distribution); and

–	The impact of fluctuations in foreign currency exchange rates, which increased net sales by $2.0 million primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $162.0 million, or 20.6%, to $626.0 million, reflecting the declines in our Partnered Brands segment, partially offset by increases in our Direct Brands segment. International net sales decreased by $29.7 million, or 7.1%, to $389.0 million primarily due declines in our MEXX Europe operations, partially offset by the $24.6 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the third quarter of 2008 was $500.4 million, an $84.3 million decrease as compared to the third quarter of 2007, primarily due to declines in our Partnered Brands segment due to the impact of brands that have been sold, closed or licensed, but not treated as discontinued operations, as well as price reductions in our Partnered Brands segment, partially offset by the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $14.5 million. Gross profit as a percentage of net sales was 49.3% in 2008 as compared to 48.5% in 2007, reflecting an increased proportion of net sales from our Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in our Partnered Brands segment.

Selling, General & Administrative Expenses
SG&A decreased $27.3 million or 5.4%, to $474.2 million in the third quarter of 2008 from $501.5 million in the third quarter of 2007. The decrease in SG&A reflected the following:
•	A $1.5 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $3.9 million increase in Direct Brands SG&A;

•	A $13.1 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $27.4 million increase primarily resulting from the retail expansion in our Direct Brands segment; and

•	A $73.2 million decrease in Partnered Brands and corporate SG&A.
SG&A as a percentage of net sales was 46.7%, compared to 41.6% in the third quarter of 2007, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining initiatives and brand-exiting activities, as well as an increased proportion of expenses from our Direct Brands segment, which runs at a higher SG&A rate than the Company average.
Trademark Impairment
A non-cash charge of $10.0 million was recorded as a result of the impairment of the VILLAGER, CRAZY HORSE and RUSS trademark due to the Company’s exit of these brands. In 2007, we recorded a $12.3 million non-cash charge resulting from the impairment of the ELLEN TRACY trademark due to decreases in sales projections.
Operating Income
Operating income for the third quarter of 2008 was $16.2 million, a decrease of $54.7 million as compared to the third quarter of 2007. Operating income as a percentage of net sales decreased to 1.6% in 2008 compared to 5.9% in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating income by $1.4 million. Operating (loss) income by segment is provided below:
•	Direct Brands operating income was $35.0 million (5.7% of net sales), decreasing $52.1 million, or 59.8%, as a result of reduced earnings in our MEXX Europe operations, including the impact of an increase in expenses associated with our streamlining initiatives and increased retailer support in wholesale operations of our JUICY COUTURE brand and LUCKY BRAND operations.

•	Partnered Brands operating loss in the third quarter was $18.8 million ((4.7)% of net sales), compared to an operating loss of $16.2 million ((2.8)% of net sales) in 2007, as a result of lower sales and reduced gross profit.
On a geographic basis, Domestic operating income decreased by $33.8 million to a loss of $6.0 million. The domestic decrease predominantly reflects increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Direct Brands segment. International operating income decreased $20.9 million or 48.5% to $22.2 million, reflecting reduced earnings in our MEXX Europe operations of our Direct Brands segment, partially offset by increased earnings in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating income by $1.4 million.
Other Income (Expense), Net
Other (expense) income, net consists primarily of foreign currency transaction gains and losses and amounted to $0.8 million and $(1.5) million in the three months ended October 4, 2008 and September 29, 2007, respectively.
Interest Expense, Net
Interest expense, net increased $0.3 million, or 2.6%, to $12.0 million for the three months ended October 4, 2008 as compared to $11.7 million for the three months ended September 29, 2007.
Provision for Income Taxes
Income taxes in the third quarter of 2008 decreased by $9.7 million to a tax provision of $14.4 million as compared to a tax provision of $24.1 million in the third quarter of 2007. The income tax expense rate for the third quarter of 2008 was affected by a change in estimated fiscal 2008 pre-tax income and the mix of pre-tax income in various jurisdictions, partially offset by the favorable outcome of uncertain tax positions that have been settled with various tax authorities.

(Loss) Income from Continuing Operations
(Loss) income from continuing operations in the third quarter of 2008 decreased to $(9.4) million, or (0.9)% of net sales, from $33.6 million in the third quarter of 2007, or 2.8% of net sales. EPS from continuing operations decreased to $(0.10) in 2008 from $0.33 in 2007.
Discontinued Operations, Net of Tax
Loss from discontinued operations in the third quarter of 2008 increased to $59.3 million, from $0.5 million in the third quarter of 2007, reflecting increased loss on disposal of discontinued operation of $48.7 million and the $8.1 million loss from discontinued operations as compared to $2.0 million of income from discontinued operations in 2007. EPS from discontinued operations was $(0.63) in 2008 and zero in 2007. The change was primarily due to the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations in 2008.
Net (Loss) Income
Net (loss) income in the third quarter of 2008 decreased to $(68.7) million from $33.1 million in the third quarter of 2007. Diluted EPS decreased to $(0.73) in 2008, from $0.33 in 2007.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund growth in working capital (primarily accounts receivable and inventory), (ii) invest in our supply chain and information systems, (iii) fund investment in marketing and (iv) fund capital expenditures related to our anticipated retail store expansion, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions, as well as to fund any potential future acquisitions or share repurchases. As of October 31, 2008, we had $28.7 million remaining in buyback authorization under share repurchase programs approved by the Company’s Board of Directors.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our bank lines of credit (which include revolving and trade letter of credit facilities). We currently anticipate that cash flows from operations and our existing bank and letter of credit facilities will be sufficient to fund our liquidity requirements through at least October 13, 2009, when our current revolving credit facility expires (see “Commitments and Capital Expenditures” for more information on future requirements). Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, the substantial tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; the recent increase in the cost of capital and reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; further adverse changes in our credit ratings; maintenance of financial covenants (as amended) included in our debt and credit facilities; and interest rate and exchange rate fluctuations. We believe that the financial institutions under our bank and letter of credit facilities are able to fulfill their commitments. We are engaged in ongoing dialogue with our banks regarding the timing, tenor and structure of an amendment and extension to our existing revolving credit facility. Uncertainty in the credit markets as well as potential declines in our operating performance may not allow us to amend and extend or replace our current facility at favorable terms or financing levels. In the event that we are unable to complete such arrangements by the filing of our annual financial statements, borrowings under our revolving credit facility would be classified as short-term as such outstanding amounts would be payable within twelve months.
As of October 4, 2008 we held a Baa3 senior unsecured debt rating and Prime-3 commercial paper rating from Moody’s and a BB+ senior unsecured debt rating and B-2 commercial paper rating from S&P. Moody’s and S&P placed our senior unsecured debt and commercial paper ratings under review for possible downgrade on October 24, 2008 and October 27, 2008, respectively. In the event of further downgrades of our credit ratings, pricing of our existing facilities could increase and our ability to obtain credit could be adversely impacted.
As of the end of fiscal 2007 and as of October 4, 2008, we were in compliance with debt covenants associated with our revolving credit facility, as amended on August 12, 2008. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in reduced consumer confidence and lower retail sales. A continuation of this trend may lead to a further reduction in consumer spending, which could adversely impact our net sales and cash flows, which could affect our compliance with our debt covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities occur, they could have a material adverse effect on our business.
2008 vs. 2007
Cash and Debt Balances. We ended the first nine months of 2008 with $50.3 million in cash and marketable securities, compared to $112.0 million at the end of the first nine months of 2007 and with $973.9 million of debt outstanding, compared to $976.6 million at the end of the first nine months of 2007. This $59.0 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to $211.7 million in capital and in-store shop expenditures and $118.9 million in share repurchases, partially offset by cash flows from operations for the last twelve months of $262.0 million, proceeds received from the sale of businesses of $96.7 million and the effect of foreign currency translation on our euro-denominated 5% Notes, which reduced our debt balance by $12.9 million. We ended the first nine months of 2008 with $1.377 billion in stockholders’ equity, giving us a total debt to total capital ratio of 41.4%, compared to $1.516 billion in stockholders’ equity at year end 2007 and a total debt to total capital ratio of 36.9% and $2.058 billion in stockholders’ equity at the end of the first nine months of 2007 and a total debt to total capital ratio of 32.2%.
Accounts Receivable decreased $179.9 million, or 27.1%, at October 4, 2008 compared to September 29, 2007, primarily due to a reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to the impact of brands sold, exited or licensed and reduced sales in our LIZ CLAIBORNE brand and in our Direct Brands business, as well as the impact of fluctuations foreign currency exchange rates, which decreased accounts receivable by $5.7 million. Accounts receivable increased $43.2 million, or 9.8% at October 4, 2008 compared to December 29, 2007, primarily due to the timing of shipments in our domestic wholesale operations.
Inventories decreased $176.5 million, or 24.3% at October 4, 2008 compared to September 29, 2007, primarily due to the year-over-year impact of decreases in our Partnered Brands segment including the impact of brands sold, exited or licensed, partially offset by increases in our Direct Brands inventory as a result of growth in our retail operations. The impact of changes in foreign currency exchange rates decreased inventories by $8.0 million, or 1.1% at October 4, 2008 compared to September 29, 2007. Inventories increased by $8.5 million, or 1.6% compared to December 29, 2007 primarily due to seasonal timing of wholesale shipments and the impact of brands sold, exited or licensed, partially offset by the impact of foreign currency exchange rate fluctuations.
Borrowings under our revolving credit facility and other credit facilities peaked at $574.1 million during the first nine months of 2008. Our borrowings under these facilities totaled $466.6 million at October 4, 2008.
Net cash used in operating activities of our continuing operations was $91.0 million in the first nine months of 2008, compared to $127.4 million in the first nine months of 2007. This $36.4 million reduction in the use of cash was primarily due to a decrease in accounts receivable and inventories and an increase in accounts payable and accrued expenses, partially offset by the net change in income taxes. In addition, the operating activities of our discontinued operations used $26.8 million of cash in the nine months ended October 4, 2008, compared to providing $21.5 million of cash in the nine months ended September 29, 2007. The use of cash in 2008 principally represents losses incurred on the disposal of discontinued operations and deterioration of the performance of the brands included therein in 2008 compared to 2007.
Net cash used in investing activities of our continuing operations was $210.9 million in the first nine months of 2008 compared to $138.5 million in 2007. Net cash used in investing activities in the first nine months of 2008 primarily reflects the use of $147.5 million for capital and in-store shop expenditures and the use of $84.4 million for acquisition-related payments for previous acquisitions, partially offset by the receipt of $21.3 million of proceeds related to the Ellen Tracy transaction. Net cash used in the first nine months of 2007 primarily reflects the use of $115.7 million for capital and in-store shop expenditures and $34.3 million for acquisition-related payments, partially offset by the receipt of $11.0 million of proceeds from sales of securities and property and equipment.
The investing activities of our discontinued operations provided $64.8 million of cash in the nine months ended October 4, 2008, consisting principally of net proceeds from dispositions and used $16.6 million of cash in the nine months ended September 29, 2007, consisting principally of capital and in-store shop expenditures.
Net cash provided by financing activities was $101.3 million in the first nine months of 2008, compared to $191.1 million in the first nine months of 2007. The $89.8 million year-over-year decrease primarily reflects a $227.7 million decrease in net commercial paper borrowings and borrowings under our revolving credit facility and a $42.7 million decrease in proceeds from the exercise of stock options, partially offset by a $181.6 million decrease in cash used for share repurchases.
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
On April 7, 2003, we acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) a contingent payment to be determined by Juicy Couture’s future earnings. During 2008, we made the last such contingent payment in the amount of $79.6 million, which has been accounted for as additional purchase price and an increase to goodwill.
On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, we entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. We will acquire 0.4% of the equity of Lucky Brand in each of January of 2009 and 2010 for payments of $5.0 million each. We recorded the present value of fixed amounts owed of $9.5 million in Accrued expenses and Other Non-Current Liabilities. As of October 4, 2008, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a 2008 payment of approximately $15.7 million based on a multiple of Lucky Brand’s 2007 earnings, which we have accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $6-10 million.
Although we are on track to complete approximately 125 store openings in our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands in fiscal 2008, we have reduced our 2008 capital expenditures forecast to $195 million from our original $210 million plan and are planning to reduce the capital budget for 2009 by approximately 50% compared to 2008. We also anticipate that we will receive lease incentives of approximately $9.7 million for fiscal 2008 and $2.3 million for fiscal 2009, principally related to retail store expansion and remodeling in the U.S. and Canada.

Financing Arrangements
Long-term debt consists of the following:

	October 4,	December 29,	September 29,
In thousands	2008	2007	2007

5% Notes (a)	$482,640	$512,044	$495,153
Revolving credit facility and commercial paper program	408,900	301,200	394,600
Capital lease obligations	23,776	26,725	29,787
Other (b)	58,537	47,742	57,061

Total debt	$973,853	$887,711	$976,601

(a)	The change in the balance of these euro-denominated notes at October 4, 2008 reflects the impact of changes in foreign currency exchange rates.

(b)	At October 4, 2008, the balance consists principally of outstanding borrowings under working capital lines of credit.
On October 13, 2004, we entered into a $750 million, five-year revolving credit agreement (the “Agreement”). A portion of the funds available under the Agreement not in excess of $250 million is available for the issuance of letters of credit. Additionally, at our request, the amount of funds available under the Agreement may be increased at any time or from time to time by an aggregate principal amount of up to $250 million with only the consent of the lenders (which may include new lenders) participating in such increase. The Agreement includes a $150 million multi-currency revolving credit line, which permits us to borrow in US dollars, Canadian dollars and euro. The Agreement has two borrowing options, an “Alternative Base Rate” option, as defined in the Agreement and a Eurocurrency rate option with a spread based on our long-term credit rating. The Agreement contains certain customary covenants, including financial covenants requiring us to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting our ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. The funds available under the Agreement may be used to refinance existing debt, to provide working capital and for our general corporate purposes, including, with limitations, the repurchase of capital stock.
On February 29, 2008, we entered into an amendment to our revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. We were also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that we were in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. On August 12, 2008, we entered into a second amendment to our revolving credit facility, whereby we modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide our banks with security in substantially all of our assets in the event we fail to achieve a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios. As of the end of fiscal 2007 and as of October 4, 2008, we were in compliance with such covenants, as amended.
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
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

As of October 4, 2008, the revolving credit facility and commercial paper program, letter of credit facilities and other borrowing facilities available to us were as follows:

		Outstanding	Letters of Credit	Available
In thousands	Total Capacity	Borrowings	Issued	Capacity

Revolving credit facility and commercial paper program (a)	$750,000	$408,900	$—	$341,100
Letter of credit facility (b)	285,000	—	124,437	160,563
Short-term borrowing facilities	147,332	57,699	9,011	80,622

(a)	Our $750 million revolving credit facility has a final maturity date of October 2009 and contains the committed capacity to issue $250 million in letters of credit.

(b)	Because many of our international vendors have moved to open account terms, we have been able to reduce our reliance on our letter of credit facility. As a result, we have chosen to decrease capacity under this facility to $285 million, which we believe is adequate for our current and future letter of credit requirements.
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
Hedging Activities
At October 4, 2008, we had a Canadian currency collar outstanding with a notional amount of 8.9 million Hong Kong dollars, maturing in October 2008 and with contract rates at 0.1328 and 0.1344 Canadian dollars per Hong Kong dollar. We had $7.5 million in Canadian currency collars at December 29, 2007 and $3.3 million and 15.4 million Hong Kong dollars in Canadian currency collars and 7.8 million Hong Kong dollars in euro currency collars at September 29, 2007. At October 4, 2008, we also had forward contracts maturing through March 2009 to sell 6.1 million Canadian dollars for $6.0 million, to sell 6.1 million Canadian dollars for 46.5 million Hong Kong dollars, to sell 16.4 million euro for $24.7 million and to sell 11.7 million euro for 128.6 million Hong Kong dollars. The notional value of the foreign exchange forward contracts at October 4, 2008 was $53.3 million, as compared with $132.3 million at December 29, 2007 and $118.8 million at September 29, 2007. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were $2.9 million at October 4, 2008, $(7.1) million at December 29, 2007 and $(6.1) million at September 29, 2007. The ineffective portion of these trades is recognized currently in earnings and was approximately $1.0 million and $(1.5) million for the nine month periods ended October 4, 2008 and September 29, 2007, respectively and was immaterial for the three month periods ended October 4, 2008 and September 29, 2007. Approximately $0.8 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to Cumulative translation adjustment were $29.4 million and $(36.2) million for the nine months ended October 4, 2008 and September 29, 2007, respectively, and $65.6 million and $(24.0) million for the three months ended October 4, 2008 and September 29, 2007, respectively.

In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes. These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was immaterial for the nine and three months ended October 4, 2008 (see Note 8 of Notes to Condensed Consolidated Financial Statements).
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable – trade, inventories, goodwill and intangible assets, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of revenues and earnings for comparable companies. We also use discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.
Owned trademarks and tradenames that have been determined to have indefinite lives are also not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair values of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
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
We completed our annual goodwill impairment tests as of the first day of the third quarter of fiscal 2008. In performing the 2008 evaluation, we considered declines in the Company’s market value, which began in the second half of 2007 and reconciled the sum of the estimated fair values of our five reporting units to the Company’s market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants. Based on the result of each method and a comparison of the quantitative assumptions between methods, no impairment was recognized as a result of such tests.
The excess of the fair value over the carrying value of goodwill for our reporting units ranged from approximately $40 million to approximately $145 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in a potential impairment charge for our MEXX reporting unit. Although currently not warranted, a change in circumstances such as a 10% decline in the expected future cash flows of our MEXX reporting unit could result in an impairment charge.
Other factors that may be considered indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a long-term decline in stock price and market capitalization in relation to the book value of the Company. Subsequent to the quarter ended October 4, 2008, the capital markets experienced substantial volatility and our stock price decreased significantly. It is not currently known if the market value of the Company will remain at the current depressed value. Accordingly, we will continually monitor both the expected future cash flows of our reporting units and long-term trends of our market capitalization for the purpose of assessing the carrying values of our goodwill and intangible assets, which could result in an impairment charge.

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of such intangible asset related to our Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, we recorded a non-cash pre-tax charge of $10.0 million ($6.3 million after-tax) to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value. This impairment results from a decline in future anticipated cash flows due to the exiting of these brands. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended October 4, 2008.
Also, as a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives during 2007, we determined that the carrying value of such intangible asset related to our former ELLEN TRACY brandname exceeded its estimated fair value. Accordingly, during the third quarter of 2007, we recorded a non-cash pre-tax charge of $12.3 million ($7.5 million after-tax) to reduce the value of the Ellen Tracy trademark to its estimated fair value.
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
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. We have at times used derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of October 4, 2008:

In thousands	Level 2
Financial Assets:
Derivatives	$3,330
Financial Liabilities:
Derivatives	$—
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have chosen not to elect the fair value measurement provisions of SFAS No. 159 for our existing instruments.
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
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree, (iv) goodwill or a gain from a bargain purchase and (v) adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are to be recorded as adjustment to income.. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 4, 2009. We will adopt the provisions of SFAS No. 141(R) as required.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to interest rate volatility relating to interest rate changes applicable to our revolving credit facility and other credit facilities. These loans bear interest at rates which vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of October 4, 2008, December 29, 2007 and September 29, 2007, our exposure to changing market rates was as follows:

In millions	October 4, 2008	December 29, 2007	September 29, 2007

Variable rate debt	$466.6	$348.0	$450.7
Average interest rate	4.47%	5.65%	5.78%
A ten percent change in the average rate would have resulted in a $1.3 million change in interest expense during the nine months ended October 4, 2008.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and bank revolving credit facilities and other credit facilities. Our floating rate bank revolving credit facility and bank lines expose us to market risk for changes in interest rates. As of October 4, 2008, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
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

At October 4, 2008, December 29, 2007 and September 29, 2007, we had outstanding foreign currency collars with net notional amounts aggregating to $1.1 million, $7.5 million and $6.3 million, respectively. We had forward contracts aggregating to $53.3 million at October 4, 2008, $132.3 million at December 29, 2007 and $118.8 million at September 29, 2007. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were approximately $2.9 million at October 4, 2008, $(7.1) million at December 29, 2007 and $(6.1) million at September 29, 2007. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicates if the US dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $5.2 million. Conversely, if the US dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $4.9 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
The table below presents the amount of contracts outstanding, the contract rate and unrealized gain (loss), as of October 4, 2008:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Gains

Forward Contracts:
Euro		128,625	0.0836 to 0.0935	$381
Canadian Dollars	$6,038		0.9371 to 1.0219	—
Canadian Dollars		46,533	0.1286 to 0.1352	378
Euro	$24,700		0.6347 to 0.6861	2,109

Foreign Exchange Collar Contracts:
Canadian Dollars		8,928	0.1328 to 0.1344	54
The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of December 29, 2007:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Losses

Forward Contracts:
Euro		736,250	0.0877 to 0.0991	$(6,179)
Canadian Dollars	$14,279		0.9393 to 1.0234	—
Canadian Dollars		185,082	0.1272 to 0.1367	(894)

Foreign Exchange Collar Contracts:
Canadian Dollars	$7,505		0.9174 to 1.0417	—
The table below presents the amount of contracts outstanding, the contract rate and unrealized loss, as of September 29, 2007:

	US Dollar	Hong Kong	Contract	Unrealized
Currency in thousands	Amount	Dollar Amount	Rate	Losses

Forward Contracts:
Euro		759,500	0.0927 to 0.0996	$(4,878)
Canadian Dollars	$8,799		0.8721 to 0.9993	—
Canadian Dollars		95,505	0.1335 to 0.1482	(928)

Foreign Exchange Collar Contracts:
Euro		7,750	0.0980 to 0.1003	$(83)
Canadian Dollars	$3,276		0.8403 to 0.9970	—
Canadian Dollars		15,403	0.1428 to 0.1527	(231)

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 4, 2008, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 4, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating the Company and its business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2007.
Risks Related to Our Business and Our Long-Term Growth Strategy
Our ability to continue to have the liquidity necessary, through cash flow from operations and financing on favorable terms, may be adversely impacted by a number of factors, including a continuation of the difficult conditions in the credit and financial markets which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from continued decreases in consumer spending, which would, among other things, impact our ability to comply with financial covenants in our existing credit facility, and further downgrade our credit rating.
     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory), to invest in our supply chain and information systems, to fund investment in marketing and capital expenditures, and to fund the opening of specialty retail and outlet stores, as well as expenditures for in-store merchandise shops and normal maintenance activities. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions, as well as to fund any potential future acquisitions or share repurchases. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit (which include revolving and trade letter of credit facilities).
     We currently anticipate that cash flows from operations and our existing bank and letter of credit facilities will be sufficient to fund our liquidity requirements through at least October 13, 2009, when our current revolving credit facility expires. Such sufficiency and availability may be adversely affected by a variety of factors, including, without limitation, the substantial tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; the recent increase in the cost of capital and reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; further adverse changes in our credit ratings; maintenance of financial covenants (as amended) included in our debt and credit facilities; and interest rate and exchange rate fluctuations. We believe that the financial institutions under our bank and letter of credit facilities are able to fulfill their commitments.
     We are engaged in ongoing dialogue with our banks regarding the timing, tenor and structure of an amendment and extension to our existing revolving credit facility. Uncertainty in the credit markets as well as potential declines in our operating performance may not allow us to amend and extend or replace our current facility at favorable terms or financing levels. In the event that we are unable to complete such arrangements by the filing of our annual financial statements, borrowings under our revolving credit facility would be classified as short-term as such outstanding amounts would be payable within twelve months. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
     As of October 4, 2008 we held a Baa3 senior unsecured debt rating and Prime-3 commercial paper rating from Moody’s and a BB+ senior unsecured debt rating and B-2 commercial paper rating from S&P. Moody’s and S&P placed our senior unsecured debt and commercial paper ratings under review for possible downgrade on October 24, 2008 and October 27, 2008, respectively. There can be no assurances that we will not be further downgraded by either Moody’s or S&P, and any such additional downgrade could increase the pricing of our existing facilities and could adversely impact our ability to obtain financing in amounts needed or on terms acceptable to us, if at all.
     As of the end of fiscal 2007 and as of October 4, 2008, we were in compliance with debt covenants associated with our revolving credit facility, as amended on August 12, 2008. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including the current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to further reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our debt covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
     Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually as of the beginning of the third quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which would negatively impact our results of operations.

We cannot assure the successful implementation and results of our long-term strategic plans
     Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:
•	In June 2007, we announced that we reorganized our Company into five operating segments that aggregate into two reportable segments, Direct Brands and Partnered Brands, and realigned our management structure around this new organization. There can be no assurances that such restructuring and realignment will maintain or improve our operations or our results.
•	As part of our strategic plan, we designated 16 brands for strategic review, which included possible sale, licensing or closure. There can be no assurances that we appropriately identified the appropriate brands for strategic review or that we appropriately valued the assets which we have sold or licensed to third parties.
•	Our strategic plan involves a significant expansion of our specialty retail business. The successful operation and expansion of our specialty retail business in our Direct Brands segment is subject to, among other things, our ability to successfully expand the specialty store base of our Direct Brands segment, our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, appropriately manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our results.
•	We have announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of the Company’s wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers have been seeking differentiated product and we believe that these design agreements will enable us to distinguish our product offering. However, there can be no assurances that these arrangements will result in improved product or that the resulting products will be acceptable to our wholesale customers or consumers.
•	The successful implementation of our strategic plan will require us to evolve our supply chain system, including our product development, sourcing, logistics and technology functions, to reduce product cycle-time and costs and meet customer demands and the requirements of the projected growth of our retail-based Direct Brands segment. There can be no assurances that we can be successful in these efforts and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results.
•	We previously announced that our structural realignment and other initiatives would yield substantial cost savings, and that we expected such savings would drive operating margin expansion beginning in 2008. There can be no assurances that we can successfully implement the anticipated cost savings.
•	Our strategic plan focuses on building strong brands through increased marketing spending. Our ability to fund such efforts is critical to the success of our strategy. Our inability to fund marketing initiatives appropriate to support our strategic plan which will be impacted by our cash flow from operations and access to liquidity (as discussed in this section above), will have a material adverse impact on our results of operations.
Our ability to affect a turnaround of our Mexx Europe business. We announced in September 2008 a reorganization of our Mexx Europe business.
     We are in the process of implementing initiatives to accelerate the turnaround of the MEXX business in Europe. These initiatives will focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and re-evaluating our supply chain model. To expedite this process, we have made key appointments to the MEXX Europe management team. There can be not assurances that these initiatives will maintain or improve the operating results of our MEXX Europe operations.
We cannot assure that we can attract and retain talented highly qualified executives, or maintain satisfactory relationships with our employees, both union and non-union.
     Our success depends, to a significant extent, both upon the continued services of our executive management team, as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future, including in the areas of design, merchandising, sales, supply chain, marketing, production and systems, as well as our ability to hire and train qualified retail management and associates. In addition, we will need to provide for the succession of senior management. The loss of key members of management and our failure to successfully plan for succession could disrupt our operations and our ability to successfully operate our business and execute our strategic plan.
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
     We have in the past, and may, from time to time, acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. This would include our acquisition of KATE SPADE in 2006, the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands outside of better department stores. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate business development opportunities, including new product lines and markets.
•	New businesses, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors.
•	We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business.
•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business.
•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines.
•	With respect to a business where we act as licensee, such as our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.
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
     We sell our wholesale merchandise primarily to major department stores across the US and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business or financial condition. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business.
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
     Our arrangements with foreign suppliers are also subject generally to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely effect our operations. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, which, in turn, could have an adverse impact on our business.

Economic, Social, Political and Regulatory Risks
General economic conditions, including a continued weakening of the economy, restricted credit markets and decline in consumer spending, can affect consumer purchases of discretionary items and fashion and retail products, which could adversely affect our sales, results of operations and liquidity.
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
     The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to reduced consumer spending in the foreseeable future. In the current depressed economic environment, we are experiencing a decline in consumer purchases of discretionary items, including our products, and such decline may continue as the current recessionary period continues and disposable income declines. The current downturn and uncertain outlook in the global economy may materially adversely affect our businesses and our revenues and profits. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes information about purchases by the Company during the three months ended October 4, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate
					Dollar Value of
					Shares that
				Total Number of	May Yet Be
	Total Number			Shares Purchased as	Purchased
	of Shares			Part of Publicly	Under the
	Purchased		Average Price	Announced Plans or	Plans or Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (2)
July 6, 2008 - August 2, 2008	0.8	(1)	$11.44	—	$28,749
August 3, 2008 - September 6, 2008	0.2	(1)	15.25	—	28,749
September 7, 2008 - October 4, 2008	1.0	(1)	16.48	—	28,749

Total 13 Weeks Ended October 4, 2008	2.0	(1)	$14.30	—	$28,749

(1)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(2)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. As of October 31, 2008, the Company had $28.7 million remaining in buyback authorization under its program.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 10, 2008

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

	ANDREW WARREN		ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer
(Principal accounting officer)