Form 10-K
period 2009-01-03
CLAIBORNE LIZ INC
filed 2009-03-04
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-10689

LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2842791 (I.R.S. Employer Identification Number)
1441 Broadway, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code:
212-354-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based upon the closing sale price on the New York Stock Exchange composite tape on July 3, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 5, 2008, the aggregate market value of the registrant’s Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $1,281,786,384. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of February 20, 2009: 95,131,834 shares.

Documents Incorporated by Reference:

Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 21, 2009-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained, or incorporated by reference into in this Annual Report on Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to the Company’s future performance, expected financial condition and liquidity, business or any future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “we believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and extended credit facility, which may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to comply with the financial and other covenants included in our amended and extended credit facility and the borrowing base requirement in our amended and extended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory;

•	general economic conditions in the United States, Europe and other parts of the world;

•	lower levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

•	continued restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

•	changes in the cost of raw materials, labor, advertising and transportation;

•	our dependence on a limited number of large U.S. department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	our ability to successfully implement our long-term strategic plans;

•	our ability to affect a turnaround of our Mexx Europe business;

•	our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies;

•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union;

•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;

•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories, including the risks associated with our sales of Liz & Co. and Concepts by Claiborne outside of better department stores and risks associated with our Liz Claiborne and Claiborne brands association with known designers and retailer and consumer acceptance of the resulting products;

•	the impact of the highly competitive nature of the markets within which we operate, both within the United States and abroad;

•	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;

•	risks associated with the recently announced agreement with Li & Fung, which results in a single foreign buying agent for substantially all of our products;

•	our international operations are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product;

•	our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products but political activity seeking to re-impose quota has been initiated or threatened; and

•	our exposure to domestic and foreign currency fluctuations.

The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this report in “Item 1A — Risk Factors”. The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website can be accessed at www.lizclaiborneinc.com under “Investor Relations”. We were incorporated in January 1976 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Liz Claiborne, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s internet website at www.sec.gov.

In this Form 10-K, unless the context requires otherwise, references to “Liz Claiborne,” “our,” “us,” “we” and “the Company” means Liz Claiborne, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to “Fiscal 2008” represent the 53 week fiscal year ended January 3, 2009. All references to “Fiscal 2007” represent the 52 week fiscal year ended December 29, 2007. All references to “Fiscal 2006” represent the 52 week fiscal year ended December 30, 2006.

PART I

Item 1.	Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Liz Claiborne, Inc. designs and markets a global portfolio of retail-based premium brands including JUICY COUTURE, KATE SPADE, LUCKY BRAND JEANS and MEXX. We also have a group of department store-based brands with consumer franchises including the LIZ CLAIBORNE and MONET families of brands, MAC & JAC, KENSIE and DANA BUCHMAN and the licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

In 2007, we performed a review of our operations to assess options to best evolve our strategy on a sustainable, go-forward basis. We reorganized our operations and management structure to reflect a brand-centric approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing. For a discussion of our segment reporting structure, see “Business Segments” below.

With this new approach in place, we implemented strategic imperatives including (i) creating and maintaining a more competitive cost structure through staff reductions, closing and consolidating distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain rationalization; (ii) working toward developing best-in-class retail capabilities and innovating our supply chain; (iii) narrowing our portfolio to a select group of brands and (iv) committing the necessary resources to support growth in our brands.

During the latter portion of 2008 and into 2009, we continued to seek to (i) enhance liquidity and institute cost saving measures and (ii) rationalize our sourcing and supply chain structure, which resulted in our decision to enter into the recently announced buying agency arrangements with Li & Fung Limited, as described below under the heading “Sourcing and Supply Chain.” During the latter portion of 2008, we also continued to rationalize our portfolio of brands in order to focus on key brands that we believe provide the best opportunities for sustainable growth.

We remain cautious about the near-term retail environment due to the significant slowdown in consumer spending, which reflects the continued deterioration in the macroeconomic environment in the US, as well as abroad. In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macroeconomic environment and challenging market conditions, manage our costs and expenses and protect and enhance our liquidity position, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities. For a discussion of certain risks relating to our business, see “Item 1A — Risk Factors” below.

Liquidity Enhancement and Cost Reduction

We were greatly impacted by recessionary pressures in 2008, including a drastic decline in consumer spending in the second half of the year. As we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond, we are focusing on carefully managing those factors within the Company’s control, most importantly spending, including reducing our planned 2009 capital budget to a range of $60 million to $70 million (from $194 million in 2008), maximizing inventory productivity by tightening assortments to develop SKU efficiencies and sharpening our price-points to maximize our inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving our working capital and operating cash flows.

Our cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of our quarterly dividend program and the elimination of approximately 375 positions across the Company. We have also announced the closure of our Mt. Pocono, PA distribution center and the associated elimination of an additional 350 positions, with the closure expected to be completed late in the first quarter of 2009. In addition, pursuant to the recently announced agreement with a wholly-owned subsidiary of Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as our exclusive buying agent for all of our brands and products (other than jewelry), we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. The agreement provides that all or a portion of the closing payment be refunded under limited circumstances. This transaction is expected to close late in the first quarter of 2009.

Inclusive of the actions above, we have closed six distribution centers, eliminated approximately 2,700 global staff positions, streamlined our brand portfolio by selling, closing or licensing 14 brands and have significantly reduced redundant management functions throughout the organization, since June 2007.

In January 2009, we completed the amendment and extension of our bank credit facility, which was previously scheduled to expire in October 2009. Our borrowing availability under the amended and extended credit facility is determined primarily by the level of our eligible accounts receivable and inventory balances. We currently anticipate that cash flows from operations, the payment of $75 million from Li & Fung at the closing of our transaction expected late in the first quarter of 2009 and the projected borrowing availability under our amended and extended credit facility will be sufficient to fund our liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under our amended and extended credit facility will be sufficient to fund our liquidity needs. The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, any delay or failure to close the announced transactions with Li & Fung; the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; our ability to comply with our financial covenants (as amended) and other covenants included in our debt and credit facilities; the status of, and any further adverse changes in, our credit ratings; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. In addition, our amended and extended credit facility contains a borrowing base that is determined by the level of our eligible accounts receivable and inventory balances. If we do not have a sufficient borrowing base at any given time, borrowing availability under our amended and extended credit facility may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our amended and extended credit facility would have a material adverse effect on our business, financial condition and results of operations.

Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. There can be no assurances that we will be able to successfully complete any of such actions if necessary.

Sourcing and Supply Chain

In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with a wholly-owned subsidiary of Li & Fung, pursuant to which Li & Fung will act as the primary global apparel and accessories sourcing agent for all brands in our portfolio, including LUCKY BRAND, JUICY COUTURE, KATE SPADE, and Isaac Mizrahi designed LIZ CLAIBORNE NEW YORK, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX, as previously announced. Pursuant to the agreement, we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of our company, the sale or discontinuation of any current brand or certain termination events. This transaction is expected to close late in the first quarter of 2009. Going forward, we will pay to Li & Fung an agency commission based on the cost of product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen will be integrated into the Li & Fung organization. We currently anticipate that approximately 250 of the Company’s employees will become employees of Li & Fung at closing and that an additional 225 support positions in our overseas offices will be eliminated. The impact on our US sourcing employees will not be known for several months as the transition progresses.

Portfolio Rationalization

Since the second half of 2007, we have continually sought to rationalize our extensive portfolio of brand offerings in order to better focus on those key brands that we believe provide the most favorable opportunity for global expansion and brand extension strategies. In the past eighteen months, we have disposed of certain assets, including trademarks, in our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna and Ellen Tracy brands. We also consolidated our Tint brand into LIZ & CO. and Stamp 10 brand into AXCESS and closed our FIRST ISSUE brand. We entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”) whereby Kohl’s sources and sells products under our DANA BUCHMAN brand. We also completed the closure of our SIGRID OLSEN brand.

Additionally, in the second quarter of 2008, we further rationalized our portfolio by entering into an exclusive long-term global licensing agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”) for our Company owned fragrance brands. Our fragrance brands consist of many well-known and highly-ranked products, including JUICY COUTURE, CURVE BY LIZ CLAIBORNE, LUCKY BRAND and the LIZ, REALITIES, BORA BORA and MAMBO fragrances. We also assigned all of our rights and obligations under our USHER fragrance license to Elizabeth Arden. We believe the licensing of our fragrance business will afford us the opportunity to realize profitable results with reduced risk, continue to successfully develop and market brand-enhancing fragrances in a capital efficient manner and leverage our strength in brand building with Elizabeth Arden’s expertise in developing and growing fragrance businesses, while continuing to sharpen our focus on our core competencies in apparel and accessories.

We also terminated our business relationship with Narciso Rodriguez and disposed our former Enyce brand. The completion of the Narciso Rodriguez and Enyce transactions removed loss generating operations from our portfolio and facilitates our brand-focused strategy and efforts to more effectively allocate resources to powerful brands with sustainable growth.

International Operations

International sales represented 35.5% of our total sales in 2008. Our international operations are subject to the impact of fluctuations in foreign currency exchange rates and consist principally of our MEXX Europe and MEXX Canada operations, as well as the introduction of certain of our US-based brands into Europe, Canada and, to a lesser extent, Asia.

Our principal executive offices are located in New York City, although we maintain sales operations on a global basis, including locations in the United States, the Netherlands and Canada.

Business Segments

In connection with the strategic review discussed above, we configured our operations to reflect the financial missions, cultural profiles and focal points appropriate for each of our reportable segments. Beginning in the second quarter of 2007, we reported two segments: Direct Brands and Partnered Brands. During the fourth quarter of 2008, we re-examined our reportable segments and determined that the economic characteristics of our MEXX operating segment (in our former Direct Brands reportable segment) were no longer consistent with the other operating segments in our former Direct Brands reportable segment. Accordingly, we present three reportable segments as follows:

•	Domestic-Based Direct Brands segment, which is comprised of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our three domestic retail-based brands: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment, which is currently comprised of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, our international retail-based brand.

•	Partnered Brands segment, which is comprised of the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN(a), KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

(a)	On January 17, 2008, we entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), naming Kohl’s as the exclusive retailer of our DANA BUCHMAN brand. As a result, we closed our former DANA BUCHMAN operations in the first half of 2008 and launched the DANA BUCHMAN line in Kohl’s stores during the first quarter of 2009.

We also present our results on a geographic basis based on selling location, between Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers, licensing and Company-owned specialty retail and outlet stores and concession stores located outside of the United States). We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

Refer to Notes 1 and 19 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Domestic-Based Direct Brands segment.  Consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the following brands, for which we presented up to twelve seasonal collections for our specialty retail operations and between five and twelve seasonal collections for our wholesale apparel/non-apparel operations during 2008.

JUICY COUTURE

Our JUICY COUTURE brand offers luxurious, casual and fun women’s, men’s and children’s apparel, as well as accessories and jewelry under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through wholly-owned specialty retail and outlet stores, select upscale specialty retail stores and department stores throughout the US and through distributors in Asia, Canada, Europe and the Middle East. In addition, JUICY COUTURE has existing licensing agreements for fragrances, footwear, optics, watches, swimwear and baby products.

KATE SPADE

Our KATE SPADE brand offers fashion accessories for women and men under the KATE SPADE and JACK SPADE trademarks, respectively. These products are sold primarily in the US through wholly-owned specialty retail and outlet stores, select specialty retail and upscale department stores and through our e-commerce website, as well as through distributors in Asia. KATE SPADE’s product line includes handbags, small leather goods, fashion accessories, jewelry, luggage, apparel and fragrances. In addition, KATE SPADE has existing licensing agreements for footwear, optics, tabletop, paper products and strollers/rockers. JACK SPADE products include briefcases, travel bags and small leather goods.

LUCKY BRAND JEANS

Our LUCKY BRAND JEANS brand offers women’s, men’s and children’s denim and casual sportswear, as well as accessories and jewelry, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly-owned specialty retail and outlet stores in the US and Canada, select department and better specialty stores and through our e-commerce website. In addition, LUCKY BRAND has existing licensing agreements for fragrances, neckwear, swimwear, hats and footwear.

International-Based Direct Brands segment.  Consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our MEXX brand.

MEXX

Our MEXX brand, which is headquartered in the Netherlands, offers a wide range of men’s, women’s and children’s fashion apparel under several trademarks including MEXX (men’s and women’s fashion sportswear), MEXX SPORT (performance sportswear), and XX BY MEXX (coordinated contemporary separates), for sale outside of the United States, principally in Europe and Canada. MEXX has existing licensing agreements for fragrances, eyewear, neckwear, watches, bed and bath, carpets, swimwear, socks, stationery and footwear.

Partnered Brands segment.  Consists of the wholesale apparel, wholesale non-apparel (including accessories, jewelry, handbags and fragrances), outlet, concession, specialty retail, e-commerce and licensing operations of our wholesale-based brands in a wide range of apparel markets, for which we presented between four and twelve seasonal collections during 2008. This segment includes the following brands:

LIZ CLAIBORNE FAMILY OF BRANDS

AXCESS, fashion-forward men’s and women’s apparel and accessories sold principally in Kohl’s department stores.

CLAIBORNE, men’s business-casual apparel and sportswear, accessories and fragrances sold at department stores, our own outlet stores and online. In January 2008, we entered into an agreement with menswear designer John Bartlett to design the Claiborne line called “CLAIBORNE BY JOHN BARTLETT,” launched in the first quarter of 2009.

CONCEPTS BY CLAIBORNE, men’s casual separates sold exclusively in J.C. Penney Company, Inc. (“J.C. Penney”) stores.

LIZ & CO, women’s casual apparel and accessories sold exclusively in J.C. Penney stores.

LIZ CLAIBORNE, NEW YORK, women’s career and casual sportswear, in misses, plus and petite sizes, accessories and fragrances for sale at department and specialty stores, our own outlet stores in the US, Canada and Europe and online. This brand also offers a line of women’s performance wear under the LIZ GOLF trademark. Isaac Mizrahi is Creative Director for the LIZ CLAIBORNE brand, overseeing the design and marketing functions for women’s apparel, accessories and licensing. Mr. Mizrahi’s first collection arrived in stores in the first quarter of 2009.

MONET FAMILY OF BRANDS

MARVELLA, a jewelry line sold primarily at Target Corporation stores.

MONET, a signature jewelry brand for women sold in department stores as well as in our own outlet stores and online.

TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.

OTHER BRANDS

DANA BUCHMAN, a classic lifestyle collection of women’s sportswear, accessories, intimate apparel and footwear. In January 2008, we entered into an exclusive license agreement with Kohl’s naming it as the exclusive retailer of the brand. Pursuant to this agreement, we design the products under the license and Kohl’s leads the manufacturing, production, distribution and marketing of product. The line was launched at Kohl’s in the first quarter of 2009. However, we continue to source and distribute jewelry under the DANA BUCHMAN brand.

MAC & JAC offers modern, fashionable, high-quality apparel for women and men primarily through select specialty and department stores in the United States and Canada.

KENSIE offers modern, fashionable, high-quality, contemporary apparel for women primarily through select specialty and department stores in the United States and Canada

DKNY® ACTIVE, DKNY® JEANS AND DKNY® MENS LICENSES

DKNY® ACTIVE offers junior’s, men’s and women’s activewear for sale at department stores, specialty stores and our own outlet stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.

DKNY® JEANS offers junior’s, men’s and women’s sportswear, jeans and activewear for sale at department stores, specialty stores and our own outlet stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.

DKNY® MENS offers men’s sportswear apparel for career and casual wear for sale at department stores and specialty stores in the United States, Puerto Rico, Mexico and Canada, pursuant to the exclusive license we hold to design, produce, market and sell these products.

See Note 9 of Notes to Consolidated Financial Statements for a description of our commitments under our DKNY® ACTIVE, DKNY® JEANS and DKNY® MENS license agreements.

Specialty Retail Stores:

As of January 3, 2009, we operated a total of 443 specialty retail stores under various Company trademarks. Such amount is comprised of 291 retail stores within the United States and 152 retail stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of January 3, 2009, with respect to our specialty retail stores:

US Specialty Retail Stores

		Approximate
		Average
	Number of	Store Size
Specialty Store Format	Stores	(Square Feet)

LUCKY BRAND JEANS	182	2,400
JUICY COUTURE	61	3,600
KATE SPADE	46	2,000
JACK SPADE	2	700

Foreign Specialty Retail Stores

		Approximate
		Average
	Number of	Store Size
Specialty Store Format	Stores	(Square Feet)

MEXX Europe	96	4,800
MEXX Canada	40	5,200
LUCKY BRAND JEANS Canada	11	2,400
MONET Europe	4	900
JUICY COUTURE Europe	1	4,000

Outlet Stores:

As of January 3, 2009, we operated a total of 365 outlet stores under various Company-owned and licensed trademarks. Such amount is comprised of 212 outlet stores within the United States and 153 outlet stores outside of the United States (primarily in Western Europe and Canada).

The following table sets forth select information, as of January 3, 2009, with respect to our outlet stores:

US Outlet Stores

		Approximate
		Average
	Number of	Store Size
Outlet Store Format	Stores	(Square Feet)

LIZ CLAIBORNE	97	9,400
LUCKY BRAND JEANS	39	2,800
JUICY COUTURE	33	3,000
KATE SPADE	28	2,000
DKNY® JEANS	14	3,000
KENSIE	1	2,500

Foreign Outlet Stores

		Approximate
		Average
	Number of	Store Size
Outlet Store Format	Stores	(Square Feet)

MEXX Canada	54	5,400
MEXX Europe	46	3,300
LIZ CLAIBORNE Canada	45	4,300
LIZ CLAIBORNE Europe	8	1,200

Concession Stores:

Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of January 3, 2009, the Company operated a total of 608 concession stores in Europe.

The following table sets forth select information, as of January 3, 2009, with respect to our concession stores:

Foreign Concessions

Number of
Concession Store Format	Stores

MONET Jewelry	279
MEXX Europe	241
LIZ CLAIBORNE Apparel	88

E-Commerce:

Our products are sold on a number of branded websites. In addition, we operate several websites that only provide information about our merchandise but do not sell directly to customers.

The following table sets forth select information concerning our branded websites:

Information
	Information	and Direct to
Website	Only	Consumer Sales

www.claiborne.com		√
www.danabuchman.com	√
www.dknyjeans.com	√
www.jackspade.com		√
www.juicycouture.com		√
www.katespade.com		√
www.kensieclothing.com	√
www.kensiegirl.com	√
www.lizclaiborne.com(a)		√
www.lizclaiborneinc.com(b)	√
www.lizclaiborneny.com		√
www.lizoutlet.com	√
www.loveisnotabuse.com(c)	√
www.luckybrand.com		√
www.macandjac.com	√
www.mexx.com(d)		√
www.mexx-canada.com	√
www.monet.com		√

(a)	This website offers LIZ CLAIBORNE branded apparel, accessories and LIZ CLAIBORNE WOMAN.

(b)	This website offers investors information concerning the Company.

(c)	This website provides information and resources to address domestic violence matters.

(d)	This website offers MEXX branded apparel and accessories for sale in Germany, France and the Netherlands.

Licensing:

We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. We currently have 79 license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2017. Each of the licenses earns revenue based on a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in Net sales for the segment under which the license resides.

The following table sets forth information with respect to select aspects of our licensed brands:

Products	Brands

Baby Buggies/Rockers/Carriers	JUICY COUTURE; KATE SPADE
Bed & Bath	LIZ CLAIBORNE; MEXX
Belts	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE
Cold Weather Accessories	LUCKY BRAND; KENSIE
Cosmetics & Fragrances	BORA BORA; MAMBO; LIZ CLAIBORNE; JUICY COUTURE; REALITIES; CURVE; MEXX; LUCKY BRAND
Decorative Fabrics	LIZ CLAIBORNE
Dress Shirts	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Flooring/Area Rugs	LIZ CLAIBORNE; MEXX
Footwear	CLAIBORNE; CONCEPTS BY CLAIBORNE; LIZ CLAIBORNE; JUICY COUTURE; KATE SPADE; LUCKY BRAND; MEXX
Furniture	LIZ CLAIBORNE
Handbags	KENSIE
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	LIZ CLAIBORNE; LIZ & CO.
Kids/Baby	CLAIBORNE; JUICY COUTURE
Legwear and Socks	LIZ CLAIBORNE; AXCESS; CONCEPTS BY CLAIBORNE ; KENSIE; MEXX
Luggage	CLAIBORNE; LIZ CLAIBORNE; LIZ & CO
Men’s Accessories	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Neckwear/Scarves	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; LUCKY BRAND
Optics	AXCESS; CLAIBORNE; COMPOSITES - A CLAIBORNE CO; COMPOSITES -- A LIZ CLAIBORNE CO; CONCEPTS BY CLAIBORNE ; CRAZY HORSE; DANA BUCHMAN(a); LIZ CLAIBORNE; LIZ & CO; LIZWEAR; SIGRID OLSEN; KENSIE; JUICY COUTURE; KATE SPADE; LUCKY BRAND; MEXX
Outerwear	AXCESS; CLAIBORNE; CLASSICS BY CLAIBORNE; CLASSICS BY LIZ CLAIBORNE; CONCEPTS BY CLAIBORNE ; DANA BUCHMAN(a); LIZ CLAIBORNE; LIZ CLAIBORNE WOMAN; STUDIO BY LIZ CLAIBORNE; STUDIO A CLAIBORNE COMPANY; COMPOSITES BY LIZ CLAIBORNE; COMPOSITES A CLAIBORNE COMPANY
Pants	CLAIBORNE; CONCEPTS BY CLAIBORNE
School Uniforms	CLAIBORNE; LIZWEAR
Sleepwear/Loungewear	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; LIZ CLAIBORNE; LIZWEAR; LIZ & CO
Stationery and Paper Goods	KATE SPADE; MEXX
Sunglasses	CLAIBORNE; DANA BUCHMAN (a); LIZ & CO.; LIZ CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; MAC & JAC; JUICY COUTURE; KATE SPADE; LUCKY BRAND; MEXX
Swimwear	LIZ CLAIBORNE; LIZ CLAIBORNE WOMAN; JUICY COUTURE; LUCKY BRAND; MEXX
Tailored Clothing	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Watches	JUICY COUTURE; LUCKY BRAND; MEXX
Window Treatments	LIZ CLAIBORNE

(a)	As discussed above, Kohl’s is the exclusive retailer for our DANA BUCHMAN brand, pursuant to a license agreement executed in January 2008.

SALES AND MARKETING

Domestic sales accounted for 64.5% of our 2008 and 66.7% of our 2007 net sales from continuing operations. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

International sales accounted for 35.5% of 2008 net sales from continuing operations, as compared to 33.3% in 2007. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.

Wholesale sales (before allowances) from continuing operations to our 100 largest customers accounted for 71% of 2008 wholesale sales (before allowances) from continuing operations (or 54% of net sales from continuing operations), as compared to 82% of 2007 wholesale sales (before allowances) from continuing operations (or 67% of net sales from continuing operations). No single customer accounted for more than 7% of wholesale sales (before allowances) from continuing operations for 2008 and 2007, (or 5% of net sales from continuing operations for 2008 and 2007), except for Macy’s, Inc., which accounted for 13% and 17% of wholesale sales (before allowances) from continuing operations for 2008 and 2007, respectively, or 10% and 14% of net sales from continuing operations for 2008 and 2007, respectively (see Note 9 of Notes to the Consolidated Financial Statements). Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales. Sales to the Company’s domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including those in the Netherlands, Germany and the United Kingdom.

For further information concerning our domestic and international sales, see Note 19 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview; Competition,” below.

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

During 2008, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our brands, including our JUICY COUTURE, LIZ CLAIBORNE and LUCKY BRAND and our licensed DKNY® JEANS brand.

In 2008, we continued the expansion of our domestic in-store shop and fixture programs, which is designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: AXCESS, CLAIBORNE, CONCEPTS BY CLAIBORNE, DKNY® JEANS, DKNY® MENS, JACK SPADE, JUICY COUTURE, KATE SPADE, KENSIE, KENSIE GIRL, LIZ CLAIBORNE NEW YORK, LIZ & CO,

LUCKY BRAND and MEXX. Our accessories operations also offer an in-store shop and fixture program. In 2008, we installed an aggregate of approximately 750 in-store shops and in 2009, we plan to install an aggregate of approximately 210 additional in-store shops. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources.”

We spent $135.4 million on advertising, marketing and promotion expenditures for all of our brands in 2008, including $57.7 million on national advertising, compared to aggregate advertising, marketing and promotion expenditures in 2007 of $205.9 million, including $61.5 million on national advertising.

MANUFACTURING

In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung will act as the primary global apparel and accessories sourcing agent for all brands in our portfolio, including LUCKY BRAND, JUICY COUTURE, KATE SPADE, and Isaac Mizrahi designed LIZ CLAIBORNE NEW YORK, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX, as previously announced. Pursuant to the agreement, we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand or certain termination events. This transaction is expected to close late in the first quarter of 2009. Going forward, we will pay to Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen will be integrated into the Li & Fung organization. We currently anticipate that approximately 250 of the Company’s employees will become employees of Li & Fung at closing and that an additional 225 support positions in our overseas offices will be eliminated. The impact on our US sourcing employees will not be known for several months as the transition progresses.

Products produced in Asia represent a substantial majority of the Company’s purchases. We also source product in the United States and other regions. During 2008, several hundred suppliers located in approximately 49 countries manufactured our products, with the largest finished goods supplier accounting for approximately 4.5% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

We operate under substantial time constraints in producing each of our collections. See “Sales and Marketing”, above. In order to deliver, in a timely manner, merchandise which reflects current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs and in time to take advantage of favorable (cost effective) shipping alternatives. However, in order to secure necessary materials and manufacturing facilities, we must make substantial advance commitments, often as much as five months prior to the receipt of firm orders from customers for the items to be produced. We continue to seek to reduce the time required to move products from design to the customer.

If we misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A — Risk Factors” below.

Our arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as we are outsourcing our current sourcing operation to Li & Fung and utilizing Li & Fung as an exclusive agent for substantially all of our product, we are subject to the risk of having to rebuild such sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.

In addition, as we rely on independent manufacturers, a manufacturer’s failure to ship product to us in a timely manner, or to meet quality or safety standards, could cause us to miss delivery dates to our customers. Failure to make deliveries could cause customers to cancel orders, refuse deliveries or seek reduced prices, all of which could have a material adverse affect on us. We will continue to maintain internal staff responsible for overseeing product safety compliance after the effective date of our announced agency agreement with Li & Fung.

Our suppliers must have superior capacity, quality (of product, operation and human rights compliance) and financial resources. We expect all of our suppliers to adhere to the Liz Claiborne Standards of Engagement, which include standards relating to child labor, working hours, wage payments and working conditions generally. We have an ongoing program in place to monitor our suppliers’ compliance with our standards. In this regard, each year, our internal or external monitors inspect a substantial portion of our suppliers’ factories. Should we learn of a supplier’s failure to comply with our standards, we urge the supplier to act quickly in order to comply. If a supplier fails to correct a compliance deficiency, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier. In addition, we are a participating company in the Fair Labor Association’s program. The Fair Labor Association is a non-profit organization dedicated to improving working conditions worldwide. Our human rights compliance program was re-accredited by the Fair Labor Association in June 2008. This accreditation must be renewed every three years. We will continue to maintain internal staff responsible for ensuring compliance with our standards after the effective date of our announced agency agreement with Li & Fung.

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

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Canada and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export restricted amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization (“WTO”) member countries, including the United States, Canada and European countries, on January 1, 2005 (with respect to textiles and apparel imported from other WTO member countries). Quotas negotiated under the “Safeguard Provisions” of China’s WTO accession agreement expired at the end of 2008. The Committee for the Implementation of Textile Agreements (CITA) has formally announced that the electronic visa requirement for China was canceled for imports on January 1, 2009. In addition, the European Union announced the end of its “surveillance” program of China made products and does not require Import Licenses as of January 1, 2009. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. In January 2007, the US federal government imposed a Vietnam Import Monitoring Program on five broad product groups — shirts, trousers, sweaters, underwear and swimwear — to determine whether any of those imports might be unfairly traded due to dumping. The results of this program have proven that there was insufficient evidence to warrant further investigation of monitoring of imports from Vietnam and concluded on January 20, 2009.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other “special trade programs”. Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we maintain a program of intensive monitoring of import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

In light of the very substantial portion of our products that are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns or quota provisions, could adversely affect our operations. Although we generally expect that the elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions”, “countervailing duties”, any “anti-dumping” actions or any other actions impacting international trade may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See “Item 1A — Risk Factors” below.

Apparel and other products sold by us are also subject to regulation in the US and other countries by other governmental agencies, including, in the US, the Federal Trade Commission, US Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or financial position, results of operations, liquidity or cash flows.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

DISTRIBUTION

We distribute a substantial portion of our products through leased facilities. Our principal distribution facilities are located in California, Ohio, Rhode Island and the Netherlands. See “Item 2 — Properties” below.

BACKLOG

On February 13, 2009, our order book reflected unfilled customer orders for approximately $640 million of merchandise, as compared to approximately $1.0 billion at February 15, 2008. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience will be confirmed. We expect that substantially all such orders will be filled within the 2009 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons. However, the decline in the value of unfilled customer orders reflects (i) the impact of brand activities that have been licensed, closed or exited and have not been presented as discontinued operations and (ii) general economic conditions.

TRADEMARKS

We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Owned Trademarks
AXCESS	LIZ & CO
BORA BORA	LIZ CLAIBORNE
CLAIBORNE	LIZ CLAIBORNE NEW YORK
CONCEPTS BY CLAIBORNE	LUCKY BRAND
COUTURE COUTURE	LUCKY YOU LUCKY BRAND
CURVE	MAC & JAC
DANA BUCHMAN(a)	MARVELLA
DIRTY ENGLISH	MEXX
JACK SPADE	MONET
JUICY COUTURE	REALITIES
KATE SPADE	SIGRID OLSEN
KENSIE	TRIFARI
LIZ	XX BY MEXX
Licensed Trademarks
DKNY® ACTIVE
DKNY® JEANS
DKNY® MENS

(a)	As discussed above, Kohl’s is the exclusive retailer for our DANA BUCHMAN brand, pursuant to a license agreement executed in January 2008.

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

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our brands, our products have from time to time been the object of counterfeiting. We have implemented an enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the US and in major markets abroad.

In markets outside of the US, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Lucky” and “Juicy,” which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional brands to new markets.

COMPETITION

Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the United States, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the United States and abroad. We compete with numerous designers and manufacturers of apparel and accessories, both domestic and foreign. We compete primarily on the basis of fashion, quality and price and our ability to compete successfully depends upon a variety of factors, including among other things, our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	develop quality and differentiated products that appeal to consumers;

•	appropriately price products;

•	establish and maintain favorable brand name and recognition;

•	maintain and grow market share;

•	establish and maintain acceptable relationships with our retail customers;

•	provide appropriate service and support to retailers;

•	provide effective marketing support and brand promotion;

•	appropriately identify size and location of our retail stores and department store selling space;

•	protect our intellectual property; and

•	optimize our retail and supply chain capabilities.

See “Item 1A Risk Factors”.

Within our retail-focused Domestic-Based Direct Brands segment, our principal competitors vary by brand and include the following:

•	For JUICY COUTURE: BCBG, D&G, Marc by Marc Jacobs, Theory and Ralph Lauren

•	For LUCKY BRAND JEANS: Diesel, Guess, True Religion, 7 for all Mankind and Free People

•	For KATE SPADE: Coach, Cole Haan, Marc by Marc Jacobs, Michael Kors and Tory Burch

The principal competitors of our retail-focused International-Based Direct Brands segment include Esprit, Zara, Marco Polo, S. Oliver, H&M, Tommy Hilfiger, InWear/Matinique and other global European brands.

Our principal competitors in the United States for the majority of the wholesale-based Partnered Brands segment (LIZ CLAIBORNE and MONET families of brands and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands) include Jones Apparel Group, Inc., Polo Ralph Lauren Corporation, as well as department store private label brands.

EMPLOYEES

At January 3, 2009, we had approximately 15,000 full-time employees worldwide, as compared to approximately 16,500 full-time employees at December 29, 2007.

In the US, we are bound by collective bargaining agreements with local or regional affiliates of UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union). In Canada, we are bound by collective bargaining agreements with UNITE HERE and two local supplemental agreements. Substantially all of the UNITE HERE represented employees are employed in warehouse and distribution facilities we operate within the United States (California, Ohio, Rhode Island, and Pennsylvania), and in Canada (British Columbia and Quebec). The

agreements covering Canada, Rhode Island, California, and Pennsylvania expire in May 2009 and the agreement covering the Ohio facility expires in June 2011. Collectively, these agreements cover approximately 900 of our full-time employees. The Pennsylvania distribution facility, which employed approximately 300 full-time employees, has been announced for closure in March 2009, resulting in a reduction in the full-time employee number covered by agreements to approximately 600. While relations between the Company and the union have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities. In addition, we are bound by an agreement with the Industrial Professional & Technical Workers International Union, covering approximately 200 of our full-time employees at our Santa Fe Springs, California facility and expiring on May 14, 2010.

We consider our relations with our employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, in addition to other information included in this Annual Report on Form 10-K and in other documents we file with the SEC, in evaluating the Company and its business. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected.

Our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and extended credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to comply with the financial and other covenants included in our amended and extended credit facility, and the borrowing base requirement in our amended and extended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory.

Our primary ongoing cash requirements are to (i) fund working capital (primarily accounts receivable and inventory); (ii) invest in our information systems to support changes in our supply chain; (iii) fund other capital expenditures related to opening retail stores that were part of our retail expansion initiatives in 2008, the launch of our LIZ CLAIBORNE NEW YORK product line and normal maintenance activities; (iv) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; and (v) fund operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions.

In January 2009, we completed the amendment and extension of our bank credit facility, which was previously scheduled to expire in October 2009. The amended and extended credit facility is an asset-based facility, with our borrowing availability under the facility determined primarily by the level of our eligible accounts receivable and inventory balances. We currently anticipate that cash flows from operations, the payment of $75 million from Li & Fung at the closing of our transaction expected late in the first quarter of 2009, and the projected borrowing availability under our amended and extended credit facility will be sufficient to fund our liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under our amended and extended bank agreement will be sufficient to fund our liquidity needs. The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, any delay or failure to close the announced transaction with Li & Fung; the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the status of, and any further adverse changes in, our credit ratings; our ability to comply with our financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. In addition, our agreement with Li and Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands or certain termination events. In addition, our amended and extended credit facility contains a borrowing base that is determined by the level of our eligible accounts receivable and inventory balances. If we do not have a sufficient borrowing base at any given time, borrowing availability under our amended and extended credit facility may not be sufficient to support our liquidity needs.

Insufficient borrowing availability under our amended and extended credit facility would have a material adverse effect on our business, financial condition, liquidity and results of operations.

As of January 3, 2009, we held a Ba2 senior unsecured debt rating and Not Prime commercial paper rating from Moody’s and a BB- senior unsecured debt rating from S&P. Moody’s placed our senior unsecured debt rating under review for possible downgrade on January 14, 2009. There can be no assurances that we will not be further downgraded by either Moody’s or S&P, and any such additional downgrade could adversely impact our ability to obtain financing in amounts needed or on terms acceptable to us, if at all.

Under our amended and extended bank credit facility, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Compliance with the financial covenants is dependent on the results of our operations, which are subject to a number of factors including the current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence, and significantly lower retail sales. A continuation of this trend may lead to further reduced consumer spending, especially for fashion apparel and related products such as ours, which could adversely impact our net sales and cash flow, which would affect our compliance with the financial covenants. Should we be unable to comply with the requirements in our credit agreement, we would be unable to borrow under our credit agreement and any amounts borrowed could become due and payable immediately. Should we be unable to borrow under our credit agreement, our liquidity would likely be significantly impaired which would have a material adverse effect on us and our business, financial condition and results of operations. If the outstanding amounts under our credit agreement were to become immediately due and payable, it would likely have a material adverse effect on our business, financial condition and liquidity, and results of operations.

Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. There can be no assurances that we will be able to successfully complete any of such actions if necessary.

General economic conditions in the United States, Europe and other parts of the world, including a continued weakening of the economy, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.

The industries in which we operate have historically been subject to cyclical variations, recessions in the general economy and future economic outlook. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the level of the stock market; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. These conditions have and could further lead to continuing substantial declines in consumer spending over the foreseeable future. The current depressed economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, including fashion apparel and related products such as ours. We expect such declines to continue as the current recessionary period continues and disposable income declines. The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing and transportation, could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors. In the future, we may not be able to pass all or a portion of such higher prices on to our customers.

Our business is largely dependent on sales to a limited number of large U.S. department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry, and financial difficulties at our large department store customers.

Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our sales.

Our dependence on sales to a limited number of large U.S. department store customers is subject to our ability to respond effectively to, among other things, (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have the Company provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of the Company’s accounts receivable they represent and (vi) the effect of any potential consolidation among one or more of these larger customers, such as the merger between Macy’s Inc. and The May Department Store Company.

We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We sell our wholesale merchandise primarily to major department stores across the U.S. and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

We may not be able to affect a turnaround of our MEXX Europe business.

We are in the process of implementing initiatives announced in September 2008 to accelerate the turnaround of the MEXX business in Europe. These initiatives focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and improving our supply chain model. To expedite this process, we have made key appointments to the MEXX Europe management team, which is under the leadership of Tom Fitzgerald, Senior Vice President, Direct Brands Services as interim CEO of MEXX Europe as we search for a new CEO of MEXX Europe.

There can be no assurances that these initiatives will maintain or improve the operating results of our MEXX Europe operations.

We cannot assure the successful implementation and results of our long-term strategic plans.

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

•	Our strategic plan contemplated a significant expansion of our specialty retail business in our Domestic-Based Direct Brands and International-Based Direct Brands segments. The successful operation and expansion of our specialty retail business in our Direct Brands segments is subject to, among other things, our ability to successfully expand the specialty store base of our Direct Brands segments, our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, in light of the current economic conditions and the dramatic decline in consumer spending especially for fashion apparel and related products such as ours, we have greatly limited our capital expenditure budget for 2009 and are planning on opening 10 to 12 new specialty and outlet stores in 2009.

•	We have announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of the Company’s wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers have been seeking differentiated product and we believe that these design agreements will enable us to distinguish our product offering. However, there can be no assurances that these arrangements will result in improved product or that the resulting products will be acceptable to our wholesale customers or consumers.

To help us improve our sourcing and supply chain capabilities at our Mexx Europe business, in 2008, we entered into an agreement with a wholly owned subsidiary of Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung will act as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX, as previously announced. Pursuant to the agreement, we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. This transaction is expected to close late in the first quarter of 2009. Going forward, we will pay to Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen will be integrated into the Li & Fung organization. We currently anticipate that approximately 250 of the Company’s employees will become employees of Li & Fung at closing and that 225 additional staff positions in our overseas offices will be eliminated. The impact on our US sourcing employees will not be known for several months as the transition progresses. There can be no assurances that we can be successful in these efforts and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li and Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands, or certain termination events.

The success of our business depends on our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies.

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently significantly weak. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores.

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

Our success depends, to a significant extent, both upon the continued services of our executive management team, as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future, including the areas of design, merchandising, sales, supply chain, marketing, production and systems, as well as our ability to hire and train qualified retail management and associates. In addition, we will need to provide for the succession of senior management. The loss of key members of management and our failure to successfully plan for succession could disrupt our operations and our ability to successfully operate our business and execute our strategic plan.

We are bound by a variety of collective bargaining agreements with two unions, mostly in our warehouse and distribution facilities. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, the Company cannot rule out the possibility of a labor dispute at one or more of its facilities, particularly in light of facility closings and in light of the expiration of certain union agreements in May 2009. Any such dispute could have a material adverse impact on our business.

Our business could suffer if we cannot adequately establish, defend and protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities on a worldwide basis. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity and results of operations. There can be no assurances that the actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, there can be no assurances that in certain countries others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

Our success will depend on our ability to successfully develop or acquire new product lines or enter new markets or product categories.

We have in the past, and may, from time to time, acquire or develop new product lines and/or enter new markets or product categories, including through licensing arrangements. This would include our acquisition of KATE SPADE in 2006, the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands outside of better department stores, and the recent association of our Liz Claiborne and Claiborne brands with known designers. These activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

•	Our ability to identify appropriate business development opportunities, including new product lines and markets.

•	New businesses, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors.

•	Consumer acceptance of the new products or lines.

•	We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business.

•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business.

•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines.

•	With respect to a business where we act as licensee, such as our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.

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

Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with the recently announced agreement with Li & Fung, which results in a single foreign buying agent for substantially all of our products.

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including several hundred suppliers, located in approximately 49 countries, manufacturing our products, with the largest finished goods supplier accounting for approximately 4.5% of the total of finished goods we purchased. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards and we employ independent testing for safety and content issues, there can be no assurances that we will be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

We require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer’s (or licensee’s) labor practices from those generally accepted as ethical in the US, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung will act as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX, as previously announced. Pursuant to the agreement, we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. This transaction is expected to close late in the first quarter of 2009. Going forward, we will pay to Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen will be integrated into the Li & Fung organization. There can be no assurance that the transition with Li and Fung will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, our agreement with Li and Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands or certain termination events.

Our arrangements with foreign suppliers and with our foreign sourcing agents are subject generally to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely effect our operations. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, which in turn, could have an adverse impact on our business, financial position, liquidity and results of operations.

Our international operations are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the US through arrangements with independent suppliers in approximately 49 countries. There are a number of risks associated with importing our products, including but not limited to the following:

•	The potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

•	Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	The imposition of additional regulations, or the administration of existing regulations, relating to products which are imported, exported or otherwise distributed;

•	The imposition of additional duties, taxes and other charges on imports or exports;

•	Risks of increased sourcing costs, including costs for materials and labor, including potentially as a result of the elimination of quota on apparel products;

•	Our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, resulting in changing in sourcing patterns and lowered barriers to entry, but political activities which could result in the reimposition of quotas or other restrictive measures have been initiated or threatened;

•	Significant delays in the delivery of cargo due to security considerations;

•	The imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

Our ability to realize growth in new international markets and to maintain the current level of sales in our existing international markets is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; new tariffs or other barriers in some international markets; political instability and terrorist attacks; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries, markets or currencies.

Our business is exposed to domestic and foreign currency fluctuations.

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 35.5% of our total sales in fiscal 2008, such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivables levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail specialty, outlet and concession stores. We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements.

Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease approximately 304,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. Most of our business segments use the 1441 Broadway facility. We own and operate a 285,000 square foot office building in North Bergen, New Jersey, which houses operational staff. The following table sets forth information with respect to our key properties:

		Approximate
Location(a)	Primary Use	Square Footage	Leased/Owned

Mt. Pocono, Pennsylvania(b)(c)	Apparel Distribution Center	625,000	Owned
Santa Fe Springs, California	Apparel Distribution Center	608,000	Leased
West Chester, Ohio(d)	Apparel Distribution Center	601,000	Leased
Voorschoten, the Netherlands(f)	Offices/Apparel Distribution Center	350,000	Leased
New York, New York	Offices	304,000	Leased
North Bergen, New Jersey(e)	Offices	285,000	Owned
Amsterdam, the Netherlands(f)	Offices	160,000	Leased
St. Laurent, Canada	Office/Apparel & Non-Apparel Distribution Center	160,000	Leased
Mt. Pocono, Pennsylvania(c)	Apparel Distribution Center	150,000	Leased
Vernon, California	Offices/Apparel Distribution Center	123,000	Leased
Lincoln, Rhode Island(d)	Non-Apparel Distribution Center	115,000	Leased
1440 Broadway, New York, NY	Offices	104,000	Leased

(a)	We also lease showroom, warehouse and office space in various other domestic and international locations. During 2008, we closed our Allentown, Pennsylvania and Dayton, New Jersey distribution centers, for which we remain obligated under the respective leases.

(b)	This facility is on an 80-acre site, which we own.

(c)	During January 2009, we announced the closure of our Mt. Pocono, Pennsylvania distribution center and initiated actions to sell the owned facility.

(d)	We operate the Ohio and Rhode Island Facilities under a synthetic lease that expires in November of 2011.

(e)	In 2007, we closed our North Bergen, New Jersey apparel distribution center and we completed the sale of such facility in November 2008.

(f)	These properties are used for our European operations.

Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources “ and Note 9 of Notes to Consolidated Financial Statements for a discussion of this arrangement. In 2006, we completed the sale of an approximately 290,000 square foot warehouse and distribution facility in Montgomery, Alabama. We still maintain ownership of 80 acres of land in Montgomery, Alabama, which we are seeking to sell. In the first quarter of 2007, we completed the sale of our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture). However, we retain certain obligations with respect to the site. See “Item 3. Legal Proceedings” and Note 23 of Notes to Consolidated Financial Statements for a discussion of this matter.

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

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows. (See Notes 9 and 23 of Notes to Consolidated Financial Statements).

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of February 13, 2009 is set forth below:

Name	Age	Position(s)

William L. McComb	46	Chief Executive Officer
Andrew Warren	42	Chief Financial Officer
David McTague	46	Executive Vice President — Partnered Brands
Elizabeth Reeves	55	Senior Vice President — Chief Human Resources Officer
Nicholas Rubino	47	Senior Vice President — Chief Legal Officer, General Counsel and Secretary

Executive officers serve at the discretion of the Board of Directors.

Mr. McComb joined the Company as Chief Executive Officer and a member of the Board of Directors on November 6, 2006. Prior to joining the Company, Mr. McComb was a company group chairman at Johnson & Johnson. During his 14-year tenure with Johnson & Johnson, Mr. McComb oversaw some of the company’s largest consumer product businesses and brands, including Tylenol, Motrin and Clean & Clear. He also led the team that repositioned and restored growth to the Tylenol brand and oversaw the growth of J&J’s McNeil Consumer business with key brand licenses such as St. Joseph aspirin, where he implemented a strategy to grow the brand beyond the over-the-counter market by adding pediatric prescription drugs. Mr. McComb sits on the Board of the American Apparel & Footwear Association.

Mr. Warren joined the Company in July 2007 as Chief Financial Officer. Prior to that, he had held numerous finance positions at General Electric over the prior 18 years, including Senior Vice President and CFO for NBC Cable from January 2002 to May 2004 and Executive Vice President and Chief Financial Officer for NBC Universal Television Group from May 2004 to May 2006. Most recently, he served as Senior Operations Leader, GE Audit Staff, from May 2006 to July 2007 where he helped lead the divestiture of GE’s Plastics division.

Mr. McTague joined the Company in August 2007 as Executive Vice President of Partnered Brands. Prior to joining the Company, he was President of Converse Apparel and Accessories at NIKE, Inc. from 2005 to 2007, where he was responsible for expanding the Converse brand into a global, lifestyle brand, including premium apparel and accessories for men and women. Before that, he was President of Global Apparel and Retail, Victorinox, Swiss Army Brands from 2004 to 2005, where he oversaw design, strategy, operations, production, sales, analytical planning, retail presentation and merchandising for the label. He also served as President of Tommy Hilfiger USA Menswear from 2000 to 2004.

Ms. Reeves joined the Company in August 2008 as the Senior Vice President and Chief Human Resources Officer from Lincoln Financial Group where she was the Senior Vice President of Human Resources. Prior to that, Ms. Reeves was the Senior Vice President of Human Resources for Chicago-based Servicemaster, held the position of Executive Vice President of Global Human Resources at BCOM 3 Group, a marketing communications company, and was Group Vice President of Human Resources at CNA Commercial Insurance. Previously, Ms. Reeves held positions of increasing responsibility within the Human Resources department at General Electric, working in GE Capital (financial services) and Aircrafts Engines. She was in the Human Resources management program and spent over 18 years with GE.

Mr. Rubino joined the Company in May 1994 as an Associate General Counsel. In May 1996, he was appointed Deputy General Counsel and in March 1998 became Vice President, Deputy General Counsel. He was appointed Corporate Secretary in July 2001. Mr. Rubino was promoted to General Counsel in June 2007 and assumed his current position in October 2008. Prior to joining the Company he was a Corporate Associate at Kramer Levin Naftalis & Frankel, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol LIZ. The table below sets forth the high and low closing sale prices of the Common Stock (based on the NYSE composite tape) for the periods indicated.

Calendar Period	High	Low

2008:
1st Quarter	$22.71	$16.04
2nd Quarter	19.54	13.08
3rd Quarter	18.82	11.44
4th Quarter	14.15	1.65

2007:
1st Quarter	$46.64	$41.96
2nd Quarter	44.77	33.44
3rd Quarter	38.45	31.19
4th Quarter	35.55	20.15

RECORD HOLDERS

On February 20, 2009, the closing sale price of our Common Stock was $2.33. As of February 20, 2009, the approximate number of record holders of Common Stock was 4,993.

DIVIDENDS

During the fourth quarter of 2008 we suspended our quarterly cash dividend indefinitely. Quarterly dividends for the last two fiscal years were paid as follows:

Dividends
Paid per
Calendar Period	Common Share

2008:
1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

2007:
1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

PERFORMANCE GRAPH

Comparison of Cumulative Five Year Return

	2003	2004	2005	2006	2007	2008
Liz Claiborne, Inc.	100.00	119.76	102.22	124.76	58.81	7.79
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P SmallCap 600	100.00	122.65	132.07	152.04	151.58	104.48
Benchmarking Group	100.00	125.20	132.81	168.94	150.54	91.35
G-Share Peer Group	100.00	110.50	110.11	136.29	116.36	69.77

The line graph above compares the cumulative total stockholder return on the Company’s Common Stock over a 5-year period with the return on (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) (which the Company’s shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”) (which the Company’s shares became a part of on December 2, 2008); (iii) an index comprised of the Company and the following 16 competitors comprising the peer group for which executive compensation practices are compared (the “Benchmarking Group”): Abercrombie & Fitch; American Eagle Outfitters, Inc; Ann Taylor Store Corporation; Coach, Inc.; Dillards, Inc.; The Gap, Inc.; Jones Apparel Group, Inc.; Limited Brands, Inc.; NIKE, Inc.; Nordstrom, Inc.; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; Saks Incorporated; The Talbots, Inc.; and VF Corporation and (iv) an index comprised of the Company and the following 14 competitors comprising the peer group for the Company’s Growth Share restricted stock program granted in 2005 (the “G-Share Peer Group”): Ann Taylor Stores Corporation; The Gap, Inc.; Guess, Inc.; Hartmarx Corporation; Jones Apparel Group, Inc.; Limited Brands, Inc.; Oxford Industries, Inc.; Phillips-Van Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; The Talbots, Inc.; Tarrant Apparel Group; V.F. Corporation; and The Warnaco Group, Inc. A description of the Benchmarking Group and the G-Shares can be found in the section captioned “Compensation Discussion and Analysis” in the Company’s 2009 Proxy Statement, which the Company expects to file on or about April 3, 2009.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at January 2, 2004 (the last trading day before the beginning of the Company’s 2004 fiscal year) and assume that all dividends were reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about our purchases during the year ended January 3, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans or	Purchased Under the
	Purchased	Price Paid	Programs	Plans or Programs
Period	(In thousands)(a)	per Share	(In thousands)	(In thousands)(b)

December 30, 2007 — February 2, 2008	10.3	$20.35	—	$28,749
February 3, 2008 — March 8, 2008	98.6	18.01	—	28,749
March 9, 2008 — April 5, 2008	3.1	19.12	—	28,749
April 6, 2008 — May 3, 2008	0.1	18.50	—	28,749
May 4, 2008 — June 7, 2008	0.5	19.03	—	28,749
June 8, 2008 — July 5, 2008	0.2	15.74	—	28,749
July 6, 2008 — August 2, 2008	0.8	11.44	—	28,749
August 3, 2008 — September 6, 2008	0.2	15.25	—	28,749
September 7, 2008 — October 4, 2008	1.0	16.48	—	28,749
October 5, 2008 — November 1, 2008	0.9	10.08	—	28,749
November 2, 2008 — December 6, 2008	9.3	6.82	—	28,749
December 7, 2008 — January 3, 2009	—	—	—	28,749
Total year	125.0	$17.28	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion.

Item 6.	Selected Financial Data.

The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

	2008	2007	2006	2005	2004
All dollar amounts in thousands, except per common share data

Net sales	$3,984,946	$4,441,715	$4,497,252	$4,454,627	$4,309,010
Gross profit	1,903,300	2,110,725	2,195,409	2,144,176	2,014,793
Operating (loss) income	(733,780)	(419,500)	356,039	464,270	443,964
(Loss) income from continuing operations(a)	(813,567)	(366,403)	205,419	279,574	277,229
Net (loss) income	(951,811)	(372,798)	254,685	317,366	313,569
Working capital	432,174	794,456	796,195	848,798	871,540
Total assets	1,905,452	3,268,467	3,495,768	3,152,036	3,029,752
Total debt	743,639	887,711	592,735	466,562	540,634
Stockholders’ equity	503,647	1,515,564	2,129,981	2,002,706	1,811,789
Per common share data:
Basic
(Loss) income from continuing operations	(8.69)	(3.68)	2.02	2.63	2.56
Net (loss) income	(10.17)	(3.74)	2.50	2.98	2.90
Diluted
(Loss) income from continuing operations(a)	(8.69)	(3.68)	1.98	2.59	2.52
Net (loss) income	(10.17)	(3.74)	2.46	2.94	2.85
Book value at year end	5.29	16.00	20.65	19.08	16.66
Dividends paid	0.23	0.23	0.23	0.23	0.23
Weighted average shares outstanding, basic	93,606	99,800	101,989	106,354	108,128
Weighted average shares outstanding, diluted(b)	93,606	99,800	103,483	107,919	109,886

(a)	During 2008, 2007 and 2006, we recorded charges of $111.8 million ($1.19 per share), $110.0 million ($71.1 million after-tax, or $0.71 per share) and $81.5 million ($51.2 million after-tax, or $0.49 per share), respectively, related to our streamlining initiatives, which are discussed in Note 12 of Notes to Consolidated Financial Statements.

During 2008, we sold our closed North Bergen, NJ distribution center and recorded a gain of $14.3 million. During 2008, we recorded non-cash impairment charges of (i) $683.1 million ($7.30 per share) related to goodwill previously recorded in our Domestic-Based and International-Based Direct Brands segments and (ii) $10.0 million ($0.11 per share) related to our Villager, Crazy Horse and Russ trademark.

During 2007, we recorded non-cash impairment charges of (i) $450.8 million ($343.1 million after-tax, or $3.44 per share) related to goodwill previously recorded in our Partnered Brands segment and (ii) $36.3 million ($22.0 million after-tax, or $0.22 per share) related to the Ellen Tracy trademark.

These charges are discussed in Notes 1 and 5 of Notes to Consolidated Financial Statements.

During 2008 and 2007, we recorded additional charges related to our strategic review aggregating $58.6 million ($0.63 per share) and $82.0 million ($49.5 million after-tax, or $0.50 per share), respectively, primarily related to inventory and accounts receivable allowances associated with the termination of certain cosmetics product offerings, the closure of certain brands and various professional and consulting costs.

During 2006 and 2004, we recorded gains on the sale of equity investments of $3.6 million ($2.2 million after-tax, or $0.02 per share) and $11.9 million ($8.0 million after-tax, or $0.07 per share), respectively.

The charges recorded in 2008 do not result in a tax benefit as we recorded valuation allowances for substantially all deferred tax assets during 2008 (see Note 7 of Notes to Consolidated Financial Statements). Accordingly, the pre-tax and after-tax amounts of such charges are equal. Per share amounts for 2006, 2005 and 2004 are based on diluted weighted average shares outstanding.

(b)	Because we incurred losses from continuing operations in 2008 and 2007, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2008, we re-examined our reportable segments and determined that the economic characteristics of our MEXX operating segment were no longer consistent with the other operating segments in our former Direct Brands reportable segment. Accordingly, we now present MEXX as our International-Based Direct Brands segment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of our three domestic retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the MEXX brand, our international retail-based operating segment.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

We also present our results on a geographic basis based on selling location:

•	Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites); and

•	International (wholesale customers, licensing, Company-owned specialty retail and outlet stores and concession stores located outside of the United States).

We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

In July 2007, we announced our long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of our brands. On October 4, 2007, we finalized the disposal of certain assets of our former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Also in 2007, we closed a distribution center and completed its sale in the fourth quarter of 2008. In January 2008, we entered into an exclusive license agreement with Kohl’s, whereby Kohl’s sources and sells products under the DANA BUCHMAN brand. We completed the disposition of certain assets and liabilities of our former C&C California and Laundry by Design brands on February 4, 2008, and substantially all of the assets and liabilities of our former prAna brand on April 4, 2008. On April 10, 2008, we disposed of substantially all of the assets and liabilities of our former Ellen Tracy brand and completed our strategic review with the closure of our SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and closure or conversion of its retail locations.

On October 7, 2008, we completed the sale of certain assets related to our interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with our investment in such brand in 2007, in exchange for a net fee of $5.3 million.

On October 20, 2008, we completed the sale of certain assets of our former Enyce brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets and liabilities of our former C&C California, Laundry by Design and prAna brands, as well as the assets associated with our closed distribution center, were segregated and reported as held for sale as of December 29, 2007.

In addition, the activities of our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of our SIGRID OLSEN brand that were not converted to other brands and the retail operations of our former Ellen Tracy brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

In connection with the transactions discussed above, we recognized total pre-tax charges of $83.5 million during the year ended January 3, 2009, including $10.6 million related to the Ellen Tracy transaction. We allocated $2.5 million of the Ellen Tracy charge to the Ellen Tracy retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).

Market Environment/Global Economic Uncertainty

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

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures, declines in employment levels, disposable income and actual and/or perceived wealth, and further declines in consumer confidence and economic growth. These conditions have and could further lead to continuing substantial declines in consumer spending over the foreseeable future. The current depressed economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We expect such decline to continue as the current recessionary period continues and disposable income declines. The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition and results of operations in 2009 and beyond.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending, including a reduction in our planned 2009 capital budget to a range of $60 million to $70 million, maximizing inventory productivity through tightening assortments to develop SKU efficiencies and sharpening our price-points to maximize inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment due to the slowdown in consumer spending, which reflects the recent deterioration in the macroeconomic environment in the US, as well as abroad.

In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macroeconomic environment and challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that consumers want to buy, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”.

Liquidity, Cost Reduction, Supply Chain and Portfolio Rationalization Initiatives

In November 2006, we initiated a review of our operations to assess options to best allocate our resources to those brands we believe have the maximum potential for sustainable growth in sales and earnings and to best evolve our brand-focused strategy on a going forward basis. On June 20, 2007, we announced the reconfiguration of our organization and on July 11, 2007, we announced the preliminary results of our review of our operations. As a result, we implemented strategic imperatives including (i) creating and maintaining a more competitive cost structure through staff reductions, closing and consolidating distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain rationalization; (ii) working toward developing best-in-class retail capabilities and innovating our supply chain; (iii) narrowing our portfolio to a select group of brands and (iv) committing the necessary resources to support growth in our brands.

On June 10, 2008, we entered into an exclusive long-term global licensing agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”) for the manufacture, distribution and marketing of our Company-owned fragrance brands. Our fragrance brands consist of many well-known and highly-ranked products, including JUICY COUTURE, CURVE BY LIZ CLAIBORNE, LUCKY BRAND and the LIZ, REALITIES, BORA BORA and MAMBO fragrances. We also assigned all of our rights and obligations under our USHER fragrance license to Elizabeth Arden as of the effective date. We believe that the licensing of our fragrance business affords us the opportunity to realize profitable results while continuing to sharpen our focus on our core competencies in apparel and accessories. Through this arrangement, we believe that we can continue to successfully develop and market brand-enhancing fragrances in a capital efficient manner, leveraging our strength in brand-building with Elizabeth Arden’s expertise in developing and growing fragrance businesses.

During the latter portion of 2008 and into 2009, we continued to seek to (i) enhance liquidity and institute cost saving measures and (ii) rationalize our sourcing and supply chain structure, which resulted in our decision to enter into buying agency arrangements with Li & Fung Limited, as described below. During the latter portion of 2008, we also continued to rationalize our portfolio of brands in order to focus on key brands that we believe provide the best opportunities for sustainable growth.

Our cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of our quarterly dividend program and the elimination of approximately 375 positions across the Company. We have also announced the closure of our Mt. Pocono, PA distribution center and the associated elimination of an additional 350 positions with the closure expected to be completed late in the first quarter of 2009. Also, in January 2009, we completed an amendment and extension of our bank credit facility (see Financial Position, Liquidity and Capital Resources).

In 2008, we entered into an agreement with a wholly-owned subsidiary of Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung will act as the primary global apparel and accessories sourcing agent for all brands in our portfolio, including LUCKY BRAND, JUICY COUTURE, KATE SPADE, and Isaac Mizrahi designed LIZ CLAIBORNE NEW YORK, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX, as previously announced. Pursuant to the agreement, we will receive at closing a payment of $75 million and an additional payment of up to $8 million to offset the restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand or certain termination events. This transaction is expected to close late in the first quarter of 2009. Going forward, we will pay to Li & Fung an agency commission based on the cost of product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen will be integrated into the Li & Fung organization. We currently anticipate that approximately 250 of our employees will become employees of Li & Fung at closing and that an additional 225 support positions in our overseas offices will be eliminated. The impact on our US sourcing employees will not be known for several months as the transition progresses.

Inclusive of the actions above, we have closed six distribution centers, eliminated approximately 2,700 global staff positions, streamlined our brand portfolio by selling, closing or licensing 14 brands and have significantly reduced redundant management functions throughout the organization, since June 2007.

We also terminated our business relationship with Narciso Rodriguez and disposed our former Enyce brand. The completion of the Narciso Rodriguez and Enyce transactions removed loss generating operations from our portfolio and facilitates our brand-focused strategy and efforts to more effectively allocate resources to powerful brands with sustainable growth.

2008 Overall Results

Our 2008 results reflected:

•	Flat or decreased comparable store performance reflecting reduced consumer demand, decreased traffic, reductions in consumer spending and increased promotional activity in our Domestic-Based and International-Based Direct Brands segments;

•	Increased retailer markdowns driven by significant promotional activity before year-end;

•	Aggressive liquidation of excess inventories across all brands within our Partnered Brands segment; and

•	A $411.7 million decrease in net sales associated with brands or certain brand activities that have been licensed, closed or exited, but not presented as discontinued operations.

During 2008, we also recorded the following items:

•	Non-cash impairment charges of $382.4 million and $300.7 million associated with goodwill previously recorded in our Domestic-Based Direct Brands segment and our International-Based Direct Brands segment, respectively;

•	Expenses associated with our streamlining initiatives and our strategic review of $111.8 million and $58.6 million (inclusive of a $14.3 million gain associated with the sale of our former North Bergen, NJ distribution center), respectively; and

•	A $10.0 million non-cash impairment charge associated with our Villager, Crazy Horse and Russ trademark.

During 2008, we also recorded net valuation allowances of approximately $216.5 million related to deferred tax assets recorded on our Consolidated Balance Sheet at December 29, 2007. Our total valuation allowance amounted to $253.1 million at January 3, 2009.

Our 2007 results reflected the following pre-tax items:

•	Non-cash impairment charges of (i) $450.8 million related to the impairment of goodwill in our Partnered Brands segment and (ii) $36.3 million related to our former Ellen Tracy trademark; and

•	Expenses associated with our streamlining initiatives and strategic review of $110.0 million and $82.0 million, respectively.

We continue to believe that our portfolio has strong long-term growth potential in both sales and earnings. The impairment charges do not have any impact on our business operations or compliance with the financial covenants of our bank credit facility.

Net Sales

Net sales in 2008 were $3.985 billion, a decrease of 10.3%, compared to 2007 net sales of $4.442 billion. This reduction is primarily due to a $411.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and decreased sales in our Partnered Brands segment, partially offset by increased sales in our Domestic-Based Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased net sales by $81.2 million.

Gross Profit and Loss from Continuing Operations

Gross profit as a percentage of net sales increased to 47.8% in 2008 from 47.5% in 2007, reflecting an increased proportion of sales from our Domestic-Based Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in both our Domestic-Based Direct Brands and Partnered Brands segments. We recorded a loss from continuing operations of $813.6 million in 2008 as compared to a loss from continuing operations of $366.4 million in 2007. The increase net loss in 2008 primarily reflects the year-over-year impact of goodwill impairment charges, the establishment of valuation allowances for substantially all deferred tax assets and decreased sales in our International-Based Direct Brands and our Partnered Brands segments.

Balance Sheet

We ended 2008 with a net debt position of $718.1 million as compared to $682.0 million at year-end 2007. We generated $204.2 million in cash from continuing operations during fiscal 2008, which enabled us to fund capital expenditures of $194.2 million, while increasing our net debt by only $36.1 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $26.9 million.

International Operations

Net sales are presented on a geographic basis as follows:

	2008	2007	2006
In thousands

Domestic	$2,570,253	$2,962,443	$3,109,267
International	1,414,693	1,479,272	1,387,985

Total Company	$3,984,946	$4,441,715	$4,497,252

In 2008, sales from our international operations represented 35.5% of our net sales, compared to 30.9% in 2006, primarily reflecting the results of MEXX Europe and MEXX Canada and, to a lesser extent, of our MONET brand. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates increased net sales by $81.2 million and $115.7 million in 2008 and 2007, respectively. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows associated with our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments and on a geographic basis.

2008 vs. 2007

The following table sets forth our operating results for the year ended January 3, 2009 (53 weeks), compared to the year ended December 29, 2007 (52 weeks):

	Fiscal Years Ended
	January 3,	December 29,	Variance
	2009	2007	$	%
Dollars in millions

Net Sales	$3,984.9	$4,441.7	$(456.8)	(10.3)%
Gross Profit	1,903.3	2,110.7	(207.4)	(9.8)%
Selling, general & administrative expenses	1,944.0	2,043.1	(99.1)	(4.9)%
Trademark impairment	10.0	36.3	(26.3)	(72.5)%
Goodwill impairment	683.1	450.8	232.3	51.5%

Operating Loss	(733.8)	(419.5)	(314.3)	(74.9)%
Other expense, net	(6.6)	(4.4)	(2.2)	50.0%
Interest expense, net	(48.3)	(42.2)	(6.1)	14.5%
Provision (benefit) for income taxes	24.9	(99.7)	124.6	*

Loss from Continuing Operations	(813.6)	(366.4)	(447.2)	*
Discontinued operations, net of taxes	(138.2)	(6.4)	(131.8)	*

Net Loss	$(951.8)	$(372.8)	$(579.0)	*

*	Not meaningful.

Net Sales

Net sales for 2008 were $3.985 billion, a decrease of 10.3%, as compared to net sales for 2007 of $4.442 billion. This reduction is primarily due to a $411.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and decreased sales in our Partnered Brands segment, partially offset by increased sales in our Domestic-Based Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased net sales by $81.2 million. Net sales data are provided below:

■	Domestic-Based Direct Brands net sales were $1.207 billion, increasing $201.5 million, or 20.0%, reflecting the following:

•	Net sales for JUICY COUTURE were $604.6 million, a 22.4% increase compared to 2007, or 29.2%, excluding the impact of licensing our fragrance operations, primarily driven by increases in specialty retail and outlet operations, reflecting an increased number of stores in 2008.

–	We ended 2008 with 62 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 25 specialty stores and 18 outlet stores;

–	Average retail square footage in 2008 was approximately 240 thousand square feet, a 103% increase compared to 2007;

–	Sales productivity was $986 per average square foot as compared to $1,158 for fiscal 2007; and

–	Comparable store sales in our Company-owned stores were flat in 2008.

•	Net sales for LUCKY BRAND were $476.8 million, a 13.1% increase compared to 2007, or an increase of 16.9% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in our specialty retail and outlet operations, reflecting an increased number of stores in 2008.

–	We ended 2008 with 193 specialty stores and 39 outlet stores, reflecting the net addition over the last 12 months of 22 specialty stores and 24 outlet stores;

–	Average retail square footage in 2008 was approximately 511 thousand square feet, a 30.7% increase compared to 2007;

–	Sales productivity was $603 per average square foot as compared to $587 for fiscal 2007; and

–	Comparable store sales in our Company-owned stores decreased by 5.5% for 2008.

•	Net sales for KATE SPADE were $126.0 million, a 39.3% increase compared to 2007, primarily driven by an increased number of retail stores, as well as increases in our outlet operations.

–	We ended 2008 with 48 specialty retail stores and 28 outlet stores, reflecting the net addition over the last 12 months of 22 specialty retail stores and 15 outlet stores;

–	Average retail square footage in 2008 was approximately 117 thousand square feet, a 72.1% increase compared to 2007;

–	Sales productivity was $616 per average square foot as compared to $631 for fiscal 2007; and

–	Comparable store sales in our Company-owned stores decreased by 9.6% in 2008 due to a decrease in our full priced stores, partially offset by an increase in our outlet stores.

■	International–Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $1.203 billion, decreasing $49.0 million, or 3.9% compared to 2007. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $1.131 billion, a 9.7% decrease as compared to 2007, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by increased sales in our MEXX Canada retail and wholesale operations, reflecting the following:

•	We ended 2008 with 136 specialty stores, 100 outlet stores and 241 concessions, reflecting the net addition over the last 12 months of 15 outlet stores and the net closure of 2 specialty stores and 62 concessions;

•	Average retail square footage in 2008 was approximately 1.432 million square feet, a 7.6% increase compared to 2007;

•	Sales productivity increased to $444 per average square foot as compared to $433 for fiscal 2007, primarily due to the impact of exchange rate fluctuations in our European & Canadian operations;

•	Comparable store sales in our MEXX Company-owned stores decreased by 10.1% overall, primarily due to a decrease in our MEXX Europe business, as well as in our MEXX Canada business; and

•	A $71.9 million increase resulting from the impact of fluctuations in foreign currency exchange rates in our European and Canadian businesses.

Comparable Company-owned store sales are calculated as follows:

•	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

•	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

•	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

•	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

•	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.

Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.

■	Partnered Brands net sales were $1.575 billion, a decrease of $609.2 million or 27.9%, reflecting:

•	A $382.0 million decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed in the second quarter of 2008), cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), First Issue (closed in early 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

•	A net $236.4 million decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE and CLAIBORNE brands as well as our MONET brand, partially offset by increases in LIZ & CO., KENSIE (due to increased department store distribution) and the launch of the licensed DKNY® MENS brand; and

•	The impact of fluctuations in foreign currency exchange rates, which increased net sales by $9.2 million, primarily related to our LIZ CLAIBORNE operations in Europe and Canada.

Viewed on a geographic basis, Domestic net sales decreased by $392.2 million, or 13.2%, to $2.570 billion, inclusive of a $411.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and the decrease in our Partnered Brands segment, partially offset by increases in our Domestic-Based Direct Brands segment. International net sales decreased by $64.6 million, or 4.4%, to $1.415 billion, primarily due to declines in our International-Based Direct Brands operations, partially offset by the $81.2 million impact of changes in currency exchange rates on international sales.

Gross Profit

Gross profit in 2008 was $1.903 billion, a $207.4 million decrease as compared to 2007, primarily resulting from declines in our Partnered Brands segment due to the impact of brands that have been sold, closed or licensed, but not treated as discontinued operations, as well as price reductions in our Partnered Brands segment, partially offset by increased sales in our Domestic-Based Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $49.4 million in 2008. Gross profit as a percentage of net sales increased to 47.8% in 2008 from 47.5% in 2007, reflecting an increased proportion of sales from our Domestic-Based Direct Brands segment, which operates at a higher gross profit rate than the Company average, partially offset by decreased gross profit rates in both our Domestic-Based Direct Brands and Partnered Brands segments. Expenses related to warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $99.1 million or 4.9%, to $1.944 billion in 2008 compared to 2007. The SG&A decrease reflected the following:

•	A $21.2 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $42.9 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $176.2 million increase primarily resulting from the retail expansion in our Domestic-Based Direct Brands segment;

•	A $33.7 million decrease in the operations of our International-Based Direct Brands segment;

•	The inclusion of an $8.1 million charge associated with the sale of our former Ellen Tracy brand;

•	A $299.5 million decrease in Partnered Brands and corporate SG&A; and

•	The inclusion of a $14.3 million gain resulting from the sale of our closed former distribution center.

SG&A as a percentage of net sales was 48.8% in 2008, compared to 46.0% in 2007, primarily reflecting (i) an increase in the Domestic-Based Direct Brands SG&A rate primarily driven by growth in our retail operations; (ii) an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average; (iii) an increase in expenses associated with our streamlining initiatives and brand-exiting activities and (iv) the charge associated with the sale of the Ellen Tracy brand.

Trademark Impairment

A non-cash charge of $10.0 million was recorded in 2008 as a result of the impairment of the Villager, Crazy Horse and Russ trademark due to our exit of these brands. In 2007, we recorded a $36.3 million non-cash charge resulting from the impairment of the Ellen Tracy trademark due to decreases in sales projections.

Goodwill Impairment

In 2008, we recorded non-cash goodwill impairment charges of (i) $382.4 million related to goodwill previously recorded in our Domestic-Based Direct Brands segment as a result of an impairment evaluation we performed as of January 3, 2009 because the Company’s book value exceeded its market capitalization, plus a reasonable control premium and (ii) $300.7 million related to goodwill previously recorded in our International-Based Direct Brands segment, reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows of such segment.

In 2007, we recorded a non-cash impairment charge of $450.8 million related to goodwill previously residing in our Partnered Brands segment, reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows of such segment.

Operating Loss

Operating loss for 2008 was $733.8 million, compared to an operating loss of $419.5 million in 2007. Operating loss as a percentage of net sales was (18.4)% of sales in 2008 compared to (9.4)% of sales in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in 2008 by $6.4 million. Operating (loss) income by segment is provided below:

•	Domestic-Based Direct Brands operating loss was $331.5 million ((27.5)% of net sales), compared to operating income of $130.8 million in 2007. The decrease reflects the impact of the non-cash impairment charge of $382.4 million discussed above and reduced earnings in our JUICY COUTURE wholesale and LUCKY BRAND wholesale and retail operations.

•	International-Based Direct Brands operating loss was $283.6 million ((23.6)% of net sales), compared to operating income of $75.1 million (6.0% of net sales) in 2007. The decrease primarily reflects the impact of the non-cash impairment charge of $300.7 million, discussed above, reduced earnings in our MEXX wholesale and retail operations, as well as the impact of an increase in expenses associated with our streamlining initiatives and brand-exiting activities in our MEXX Europe operations, partially offset by a $4.8 million increase resulting from fluctuations in foreign currency exchange rates.

•	Partnered Brands operating loss in 2008 was $118.7 million ((7.5)% of net sales), compared to an operating loss of $625.4 million ((28.6)% of net sales) in 2007. The year-over-year change is primarily due to the $450.8 million non-cash goodwill impairment charge recorded in 2007, discussed above and the impact of certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, partially offset by lower sales, increased retailer support and an increase in expenses associated with our streamlining initiatives and brand-exiting activities.

On a geographic basis, Domestic operating loss decreased by $28.5 million in 2008 to $440.0 million, reflecting a year-over-year decrease of $94.7 million in non-cash impairment charges, discussed above, partially offset by reduced earnings in the operations of our Domestic-Based Direct Brands segment. International operating loss in 2008 was $293.8 million, as compared to operating income of $49.0 million in 2007, reflecting the non-cash impairment charge of $300.7 million, discussed above, and reduced earnings in our International-Based Direct Brands segment, partially offset by reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating income in 2008 by $6.4 million.

Other Expense, Net

In 2008, other expense net amounted to $6.6 million and was primarily comprised of $5.4 million of foreign currency transaction losses and $0.8 million of minority interest. In 2007, net other expense amounted to $4.4 million and was primarily comprised of $3.7 million of foreign currency transaction losses and $1.1 million of minority interest expense, partially offset by a $0.4 million realized gain from the sale of certain equity investments.

Interest Expense, Net

Interest expense, net increased to $48.3 million in 2008 from $42.2 million in 2007 principally due to increased outstanding borrowings under our revolving credit facility in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.

Provision (Benefit) for Income Taxes

Income taxes in 2008 increased by $124.6 million to a tax expense of $24.9 million as compared to a tax benefit of $99.7 million in 2007. The income tax expense in 2008 reflects the establishment of valuation allowances for substantially all deferred tax assets due to the combination of (i) our recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax benefit rate for 2007 reflects the non-deductibility of a significant portion of the goodwill impairment charges in our Partnered Brands segment.

Loss from Continuing Operations

Loss from continuing operations in 2008 increased to $813.6 million, or (20.4)% of net sales, from $366.4 million in 2007, or (8.2)% of net sales. Earnings per share (“EPS”) from continuing operations decreased to $(8.69) in 2008 from $(3.68) in 2007. We incurred a loss from continuing operations in 2008 and 2007, therefore outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

Discontinued Operations, Net of Tax

Income (loss) from discontinued operations in 2008 decreased to $(138.2) million, from $(6.4) million in 2007, reflecting increased loss on disposal of discontinued operations of $(91.6) million and a $(46.6) million loss from discontinued operations as compared to a loss on disposal of discontinued operations of $(7.3) million and income of $0.9 million from discontinued operations in 2007. EPS from discontinued operations decreased to $(1.48) in 2008 from $(0.06) in 2007, primarily due to the impact of the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations in 2008.

Net Loss

Net loss in 2008 increased to $951.8 million from $372.8 million in 2007. Diluted EPS decreased to $(10.17) in 2008, from $(3.74) in 2007.

2007 vs. 2006

The following table sets forth our operating results for the year ended December 29, 2007 (52 weeks), compared to the year ended December 30, 2006 (52 weeks):

	Fiscal Years Ended
	December 29,	December 30,	Variance
	2007	2006	$	%
Dollars in millions

Net Sales	$4,441.7	$4,497.3	$(55.6)	(1.2)%
Gross Profit	2,110.7	2,195.4	(84.7)	(3.9)%
Selling, general & administrative expenses	2,043.1	1,839.4	203.7	11.1%
Trademark impairment	36.3	—	36.3	*
Goodwill impairment	450.8	—	450.8	*

Operating (Loss) Income	(419.5)	356.0	(775.5)	*
Other (expense) income, net	(4.4)	5.4	(9.8)	*
Interest expense, net	(42.2)	(34.9)	(7.3)	20.9%
(Benefit) provision for income taxes	(99.7)	121.1	(220.8)	*

(Loss) Income from Continuing Operations	(366.4)	205.4	(571.8)	*
Discontinued operations, net of tax	(6.4)	49.3	(55.7)	*

Net (Loss) Income	$(372.8)	$254.7	$(627.5)	*

*	Not meaningful.

Net Sales

Net sales for 2007 were $4.442 billion, a decrease 1.2%, as compared to net sales for 2006. The impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar and the euro, in our international businesses increased net sales by $115.7 million during the year. Net sales data are provided below:

■	Domestic-Based Direct Brands net sales were $1.006 billion, increasing $283.7 million, or 39.3%, reflecting the following:

•	Net sales for JUICY COUTURE were $493.8 million, a 48.7% increase compared to 2006, primarily driven by increases in retail, and wholesale non-apparel (including fragrance).

–	We ended 2007 with 37 specialty stores and 15 outlet stores, reflecting the net addition over the last 12 months of 19 specialty stores and 6 outlet stores;

–	Average retail square footage in 2007 was approximately 118 thousand square feet, a 170.0% increase compared to 2006;

–	Sales productivity was $1,158 per average square foot as compared to $1,059 for fiscal 2006; and

–	Comparable store sales in our Company-owned stores increased by 23.0% in 2007.

•	Net sales for LUCKY BRAND were $421.6 million, a 9.8% increase compared to 2006, primarily driven by increases in Domestic retail operations partially offset by declines in the cosmetics business.

–	We ended 2007 with 171 specialty stores and 15 outlet stores, reflecting the net addition over the last 12 months of 36 specialty stores and 8 outlet stores;

–	Average retail square footage in 2007 was approximately 391 thousand square feet, a 32.2% increase compared to 2006;

–	Sales productivity was $587 per average square foot as compared to $641 for fiscal 2006; and

–	Comparable store sales in our Company-owned stores were flat for 2007.

•	Net sales for KATE SPADE (acquired in December 2006) were $90.5 million, an $84.5 million increase compared to 2006.

–	We ended 2007 with 26 specialty retail stores and 13 outlet stores;

–	Average retail square footage in 2007 was 68 thousand square feet; and

–	Sales productivity was $631 per average square foot in 2007.

■	International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brands, net sales were $1.252 billion, a 7.8% increase compared to 2006. Excluding the impact of foreign currency exchange rates, net sales for MEXX were $1.153 billion, a (0.7%) decrease as compared to 2006, primarily due to decreases in our MEXX Europe retail operations, partially offset by increases in our MEXX Canada retail businesses, reflecting the following:

•	We ended 2007 with 138 specialty stores, 84 outlets and 313 concessions, reflecting the net addition over the last 12 months of 10 specialty stores, 2 outlet stores and 23 concession stores;

•	Average retail square footage in 2007 was approximately 1.331 million square feet, a 4.7% increase compared to 2006;

•	Sales productivity was $433 per average square foot as compared to $449 for fiscal 2006;

•	Comparable store sales in our MEXX Company-owned stores decreased by 2.0% overall, primarily due to a decrease in our MEXX Europe business, partly offset by an increase in our MEXX Canada business; and

•	A $98.7 million increase resulting from the impact of foreign currency exchange rates in our European and Canadian businesses

■	Partnered Brands net sales were $2.184 billion, a decrease of $429.4 million or 16.4%, reflecting:

•	Our department store customers’ continued focus on inventory productivity and product differentiation to gain competitive market share and improve margins and cash flows, as they continue to execute their buying activities very cautiously, while aggressively growing their private label businesses. This operating environment continued to adversely affect our Partnered Brands segment, and contributed to reduced sales in 2007 for the following brands: LIZ CLAIBORNE, SIGRID OLSEN (closed in the first half of 2008), CLAIBORNE, MONET, First Issue (which closed in early 2008), Ellen Tracy (sold in the second quarter of 2008), DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008 with operations closed in the first half of 2008 and the licensed offering launched in the first quarter of 2009), and licensed DKNY® Jeans. The sales decline also reflects the elimination of our City Unltd. and Crazy Horse brands, partially offset by the addition of our LIZ & CO. and CONCEPTS BY CLAIBORNE brands and the launch of our licensed USHER fragrance; and

•	The impact of fluctuations in foreign currency exchange rates, which increased sales by $15.9 million primarily related to our LIZ CLAIBORNE and MONET operations in Europe and Canada.

Viewed on a geographic basis, Domestic net sales decreased by $146.8 million or 4.7%, to $2.963 billion, reflecting decreases in our Partnered Brands segment, partially offset by increases in our Domestic-Based Direct Brands segment primarily due to growth in JUICY COUTURE and the inclusion of KATE SPADE (acquired in December of 2006). International net sales increased $91.3 million or 6.6%, to $1.479 billion. The increase in international sales reflected the impact of fluctuations in foreign currency exchange rates, which increased sales by approximately $115.7 million, as well as increases in our MEXX Canada retail business partially offset by decreases in our MEXX Europe business.

Gross Profit

Gross profit in 2007 was $2.111 billion, an $84.7 million decrease as compared to 2006. Gross profit as a percentage of net sales decreased to 47.5% in 2007 as compared to 48.8% in 2006, reflecting decreased gross profit rates in our Partnered Brands segment due to higher levels of retailer support, the aggressive liquidation of excess inventories across all brands, as well as costs associated with the elimination of certain cosmetics product offerings, partially offset by an increased proportion of sales from our Domestic-Based and International-Based Direct Brands segments, which operates at a higher gross profit rate than the Company average. Gross profit increased approximately $67.1 million due to the impact of fluctuations in foreign currency exchange rates on our international businesses. Warehousing activities, including receiving, storing, picking, packing and general warehousing charges, are included in selling, general and administrative expenses (“SG&A”); accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $203.7 million or 11.1%, to $2.043 billion in 2007 over 2006. The SG&A increase reflected the following:

•	The inclusion of $52.0 million of expenses related to KATE SPADE (acquired in December 2006);

•	A $79.9 million increase primarily resulting from the retail expansion in our Domestic-Based Direct Brands segment;

•	A $5.3 million increase primarily resulting from the retail expansion of our International-Based Direct Brands segment;

•	A $63.5 million increase due to the impact of changes in foreign currency exchange rates on our international operations;

•	A $39.3 million increase due to incremental costs associated with streamlining activities and the inclusion of expenses resulting from our strategic review in 2007; and

•	A net decrease of $36.3 million associated with other SG&A items.

SG&A as a percent of net sales was 46.0% in 2007, compared to 40.9% in 2006, primarily reflecting an increased SG&A rate in our Partnered Brands segment resulting from the de-leveraging impact of decreased wholesale net sales, higher expenses associated with our streamlining activities, expenses associated with the strategic review of our brand portfolio as well as an increased proportion of expenses from our Domestic-Based and International-Based Direct Brands segments, which runs at a higher SG&A rate than the Company average.

Trademark Impairment

Non-cash charges totaling $36.3 million were recorded as a result of the impairment of the Ellen Tracy trademark due to decreases in sales projections over the next few years.

Goodwill Impairment

In 2007, we recorded a non-cash goodwill impairment charge of $450.8 million in the Partnered Brands segment reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows in the segment.

Operating (Loss) Income

Operating loss for 2007 was $419.5 million, a decrease of $775.5 million as compared to 2006. This decrease includes the impact of the non-cash impairment charges discussed above of $487.1 million in the Partnered Brands Segment. Operating loss as a percent of net sales was (9.4%) in 2007 compared to income of 7.9% in 2006. The impact of changes in foreign currency exchange rates on our international operations added $3.6 million to operating income for the year. Operating income by segment is provided below:

•	Domestic-Based Direct Brands operating income increased to $130.8 million (13.0% of sales) in 2007 compared to operating income of $128.7 million (17.8% of sales) in 2006, as a result of growth in our JUICY COUTURE brand, partially offset by reduced income in our LUCKY BRAND operations as a result of expenses associated with brand-building.

•	International-Based Direct Brands operating income decreased to $75.1 million (6.0% of sales) in 2007 compared to operating income of $77.0 million (6.6% of sales) in 2006, as a result of expenses associated with brand-building and reduced income in our MEXX Europe operations.

•	The Partnered Brands operating loss for the year was $(625.4) million ((28.6)% of net sales), compared to operating income of $150.4 million (5.8% of net sales) in 2006. This decrease is due to lower sales (primarily in brands under strategic review) and increased retailer support, expenses associated with the elimination of certain cosmetics product offerings, an increase in expenses associated with our streamlining initiatives, expenses associated with the strategic review of our brands, as well as the Partnered Brands goodwill and Ellen Tracy trademark non-cash impairment charges.

On a geographic basis, Domestic operating loss was $468.5 million in 2007, a decrease of $752.9 million compared to 2006. The Domestic decrease predominantly reflected reduced income in our Partnered Brands segment and the impact of the non-cash impairment charges discussed above, partially offset by an increase in the domestic operations of our Domestic-Based Direct Brands segment. International operating income decreased $22.6 million or 31.6% to $49.0 million. The International decrease primarily reflected reduced income in our Partnered Brands segment primarily from our LIZ CLAIBORNE and MONET European brands, as well as our International-Based Direct Brands segment European retail business, partially offset by the impact of $3.6 million of foreign currency exchange rates in our international businesses.

Other Income (Expense), Net

In 2007, other income (expense), net was $(4.4) million of expense compared to $5.4 million of income in 2006. In 2007, net other expense was primarily comprised of $3.7 million of foreign currency transaction losses and $1.1 million of minority interest (see “Financial Position, Liquidity and Capital Resources — Commitments and Capital Expenditures,” below, for discussion of the purchase of the remaining Lucky Brand minority interest), partially offset by a $0.4 million realized gain from the sale of certain equity investments. In 2006, other income was primarily comprised of a $3.6 million realized gain from the sale of certain equity investments and foreign currency transaction gains of $3.0 million, partially offset by $1.2 million of minority interest.

Interest Expense, Net

Net interest expense in 2007 was $42.2 million, compared to $34.9 million in 2006, both of which were principally related to borrowings incurred to finance our strategic initiatives, including share repurchases and acquisitions. Net interest expense includes $10.3 million and $4.4 million of interest income in 2007 and 2006, respectively.

(Benefit) Provision for Income Taxes

Income taxes in 2007 decreased by $220.8 million to an income tax benefit of $(99.7) million as compared to a tax expense of $121.1 million in 2006. Tax expense decreased by $107.7 million as a result of the goodwill impairment charge. The tax rate benefit resulting from the goodwill impairment charge was less than the statutory rate as a significant portion of the goodwill impairment charge is non-deductible. The resulting effective tax rate benefit on the pre-tax loss from continuing operations was 21.4% in 2007 as compared to 37.1% of pre-tax income in 2006.

(Loss) Income from Continuing Operations

Loss from continuing operations in 2007 was $(366.4) million or (8.2)% of sales and income from continuing operations in 2006 was $205.4 million, or 4.6% of net sales. EPS from continuing operations decreased to $(3.68) in 2007 from diluted EPS of $1.98 in 2006. We incurred a loss from continuing operations in 2007, therefore outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

Discontinued Operations, Net of Tax

Loss from discontinued operations in 2007 decreased to $(6.4) million, from income of $49.3 million in 2006 due to (i) decreased performance of the brands comprising our discontinued operations in 2007 and (ii) the inclusion of the results of Emma James, Intuitions, J.H. Collectibles and Tapemeasure for nine months in 2007, but for the entire year in 2006 (these brands were disposed on October 4, 2007). EPS from discontinued operations decreased to $(0.06) in 2007 from $0.48 in 2006.

Net (Loss) Income

The net loss recorded in 2007 was $(372.8) million as compared to net income of $254.7 million in 2006. EPS decreased to $(3.74) in 2007, from $2.46 in 2006. These decreases primarily reflect the after-tax impact of the non-cash goodwill and trademark impairment charges of $365.1 million ($(3.66) per share) and the operating loss incurred in our Partnered Brands segment.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements.  Our primary ongoing cash requirements are to: (i) fund working capital (primarily accounts receivable and inventory); (ii) invest in our information systems to support changes in our supply chain; (iii) fund other capital expenditures related to opening retail stores that were part of our retail expansion initiatives in 2008, the launch of our LIZ CLAIBORNE NEW YORK product line and normal maintenance activities; (iv) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff and (v) fund operational and contractual obligations. We expect that these initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions.

Sources of Cash.  Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, securities on hand and borrowings through our lines of credit.

In January 2009, we completed the amendment and extension of our bank credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. We currently anticipate that cash flows from operations, the payment of $75 million from Li & Fung at the closing of our transaction expected late in the first quarter of 2009, and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under our Amended Agreement will be sufficient to fund our liquidity needs. The sufficiency and availability of our liquidity sources may be adversely affected by a variety of factors, including, without limitation, any delay or failure to close the announced transaction with Li & Fung; the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the current status of, and any further adverse changes in, our credit ratings; our ability to comply with our financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances including a change in control of our company, the sale or discontinuation of any of our current brands, or certain termination events. In addition, our Amended Agreement contains a borrowing base that is determined by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that the financial institutions under the Amended Agreement are able to fulfill their commitments.

Under our Amended Agreement, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. A continuation of this trend may lead to further reduced consumer spending, which would adversely impact our net sales and cash flows, which could affect our compliance with the fixed charge coverage covenant of the Amended Agreement. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder became immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. There can be no assurances that we will be able to successfully complete any of such actions if necessary.

2008 vs. 2007

Cash and Debt Balances. We ended 2008 with $25.6 million in cash and marketable securities, compared to $205.7 million at the end of 2007 and with $743.6 million of debt outstanding, compared to $887.7 million at the end of 2007. This $36.1 million increase in our net debt position (total debt less cash and marketable securities) on a year-over-year basis includes the use of cash of (i) $194.2 million for capital and in-store shop expenditures; (ii) $100.4 million for acquisition-related payments and (iii) $20.9 million for dividends. These increases were partially offset by (i) cash provided by operating activities of $158.4 million (including operating cash flows used by discontinued operations of $45.9 million); (ii) net proceeds received from the sale of property and equipment and from dispositions totaling $106.5 billion (including $65.4 million of proceeds classified within discontinued operations) and (iii) the effect of foreign currency translation on our euro-denominated 5% Notes, which reduced our debt balance by $26.9 million.

We ended 2008 with $503.6 million in stockholders’ equity, giving us a total debt to total capital ratio of 59.6%, compared to $1.516 billion in stockholders’ equity at year end 2007 and a total debt to total capital ratio of 36.9%.

Accounts Receivable decreased $101.0 million, or 22.9%, at year-end 2008 compared to year-end 2007, primarily due to a reduction in receivables in the domestic portion of our Partnered Brands apparel businesses due to the impact of brands sold, exited or licensed and reduced sales in our LIZ CLAIBORNE brand and in our International-Based Direct Brands segment, as well as the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $8.1 million.

Inventories decreased $76.2 million, or 14.1% at year-end 2008 compared to year-end 2007, primarily due to aggressive liquidation of excess inventories across all brands and the year-over-year impact of decreases in our Partnered Brands segment, including the impact of brands sold, exited or licensed, partially offset by increases in our Domestic-Based Direct Brands inventory as a result of growth in our retail operations. The impact of changes in foreign currency exchange rates decreased inventories by $15.9 million, or 2.9% at year-end 2008 compared to year-end 2007.

Borrowings under our revolving credit facility and other credit facilities peaked at $574.1 million during 2008; at year-end 2008, our borrowings under these facilities were $234.4 million.

Net cash provided by operating activities of our continuing operations was $204.2 million in 2008, compared to $257.4 million in 2007. This $53.2 million decrease was primarily due to decreased earnings, as well as decreases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventory. In addition, the operating activities of our discontinued operations used $45.9 million of cash in 2008, compared to providing $16.4 million of cash in 2007. The cash used in 2008 principally represents losses incurred on the disposal of discontinued operations and losses incurred with operating such brands during 2008.

Net cash used in investing activities of our continuing operations was $253.9 million in 2008 compared to $202.1 million in 2007. Net cash used in investing activities in 2008 primarily reflects the use of $194.2 million for capital and in-store shop expenditures and the use of $100.4 million for acquisition-related payments for previous acquisitions, including Juicy Couture and Lucky Brand, partially offset by the receipt of $21.3 million of proceeds related to the Ellen Tracy transaction. Net cash used in 2007 primarily reflects the use of $179.9 million for capital and in-store shop expenditures and $34.3 million for acquisition-related payments.

The investing activities of our discontinued operations provided $65.3 million of cash in 2008, consisting principally of net proceeds from dispositions, and used $17.8 million of cash in 2007.

Net cash used in financing activities was $141.7 million in 2008, compared to $37.2 million in 2007. The $104.5 million year-over-year increase in the use of cash primarily reflects the net repayment of $113.5 million of short-term borrowings in 2008, compared to generating net proceeds from borrowings of $247.6 million during 2007 and a $43.2 million decrease in proceeds from the exercise of stock options, partially offset by a $300.5 million decrease in cash used for share repurchases.

2007 vs. 2006

Cash and Debt Balances.  We ended 2007 with $205.7 million in cash and marketable securities, compared to $195.1 million at the end of 2006 and with $887.7 million of debt outstanding, compared to $592.7 million at the end of 2006. This $284.4 million increase in our net debt position on a year-over-year basis includes (i) the use of cash of $300.5 million for purchases of common stock; (ii) the use of cash of $179.9 million for capital and in-store shop expenditures; (iii) the use of cash of $49.5 million for acquisition-related payments (including $15.2 million classified within discontinued operations); (iv) the use of cash of $22.5 million for dividends and (v) the effect of foreign currency translation on our euro-demoninated 5% Notes, which increased our debt balance by $53.0 million. These increases were partially offset by (i) cash provided by operating activities of $273.9 million (including operating cash flows provided by discontinued operations of $16.5 million); (ii) the receipt of $43.3 million of proceeds from the exercise of stock options and (iii) net proceeds received from the sale of property and equipment and the sale of securities of $11.0 million.

We ended the year with $1.516 billion in stockholders’ equity, giving us a total debt to total capital ratio of 36.9% at the end of 2007, compared to $2.130 billion in stockholders’ equity at the end of 2006 with a total debt to capital ratio of 21.8%.

Accounts Receivable decreased $58.9 million, or 11.8%, at year-end 2007 compared to year-end 2006, primarily due to a $127.1 million reduction in receivables in our Partnered Brands segment due to reduced sales and the impact of brands sold, discontinued or classified as held for sale during 2007, as well as decreases in the fragrance operations of both our Domestic-Based Direct Brands and Partnered Brands segments, partially offset by increases in our Domestic-Based and International-Based Direct Brands segment and the inclusion of an additional $3.9 million of receivables from our acquired KATE SPADE brand. The year-over-year change in foreign currency exchange rates increased accounts receivable by $19.6 million.

Inventories decreased $52.6 million, or 8.9% at year-end 2007 compared to year-end 2006, primarily due to the impact of brands sold, discontinued, or classified as held for sale during 2007, as well as aggressive liquidation and write-downs resulting from our decision to exit certain cosmetics product offerings, partially offset by increases due to retail expansion in our Domestic-Based and International-Based Direct Brands segment and the increase in our LIZ & CO. and CONCEPTS BY CLAIBORNE brands. Foreign currency exchange rate fluctuations increased inventories by $20.2 million.

Borrowings under our revolving credit facility and other credit facilities peaked at $473.7 million during 2007; at year-end 2007, our borrowings under these facilities were $348.0 million.

Net cash provided by operating activities of our continuing operations was $257.4 million in 2007, compared to $335.7 million in 2006. This $78.3 million decrease was primarily due to reduced net income offset by changes in accounts receivable due to reduced shipments in our Partnered Brands segment as well as inventory reductions in our Partnered Brands segment. In addition, the operating activities of our discontinued operations provided $16.4 million of cash in 2007 compared to providing $58.3 million of cash in 2006. The decrease in cash provided by discontinued operations in 2007 principally represents losses incurred on the disposal of discontinued operations and deterioration of the performance of the brands included therein in 2007 compared to 2006.

Net cash used in investing activities of our continuing operations was $202.1 million in 2007, compared to $395.8 million in 2006. Net cash used in 2007 primarily reflected the use of $179.9 million for capital and in-store shop expenditures and $34.3 million in acquisition-related payments. Net cash used in 2006 primarily reflected the use of $236.3 million in acquisition-related payments and $173.2 million for capital and in-store shop expenditures, partially offset by proceeds from the sale of equity investments and the sale of property and equipment.

The investing activities of our discontinued operations used $17.8 million of cash in 2007 as compared to $39.7 million in 2006.

Net cash used in financing activities was $37.2 million in 2007, compared to $89.8 million in 2006. The $52.6 million year-over-year decrease in the use of cash primarily reflected a $195.7 million increase in proceeds from short-term borrowings, partly offset by a $126.4 million increase in cash used for stock repurchases and an $18.8 million decrease in proceeds from the exercise of stock options.

Commitments and Capital Expenditures

We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with cash provided by operating activities and our revolving credit facility:

•	On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately-held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $12-20 million, which will be accounted for as additional purchase price when paid.

•	On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. We will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. We recorded the present value of fixed amounts owed of $9.7 million in Accrued expenses and Other Non-Current Liabilities. As of January 3, 2009, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings, which we have accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $5-9 million.

We lease retail stores under leases with terms that are typically five or ten years. We amortize leasehold improvements, as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at our option or an automatic renewal; (ii) there is no minimum sales requirement that could impair our ability to renew; (iii) failure to renew would subject us to a substantial penalty and (iv) there is an established history of renewals in the format or location.

We are planning a significant reduction in capital expenditures for 2009 to approximately $60 million to $70 million from $194.2 million in 2008. These expenditures primarily relate to our plan to open 10-12 specialty retail stores globally, the continued technological upgrading of our management information systems, costs associated with the launch of our LIZ CLAIBORNE NEW YORK product line and refurbishment of the LIZ CLAIBORNE outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our revolving credit facility. In addition, pursuant to terms of the Amended Agreement, our capital expenditures may not exceed $85 million in 2009 and 4% of total sales each year thereafter.

The following table summarizes as of January 3, 2009 our contractual cash obligations by future period (see Notes 8, 9 and 10 of Notes to the Consolidated Financial Statements):

	Payments Due by Period
	Less Than			After
Contractual Cash Obligations *	1 Year	1-3 Years	4-5 Years	5 Years	Total
In millions

Operating lease commitments	$220.6	$380.7	$297.4	$438.7	$1,337.4
Capital lease commitments	5.4	10.7	10.3	—	26.4
Inventory purchase commitments	313.3	—	—	—	313.3
5% Notes	—	—	487.0	—	487.0
Interest on 5% Notes(a)	24.4	48.7	48.7	—	121.8
Guaranteed minimum licensing royalties	14.0	30.2	16.0	—	60.2
Revolving credit facility and other borrowings(b)	106.1	129.2	—	—	235.3
Synthetic lease	—	32.8	—	—	32.8
Synthetic lease interest	2.4	3.4	—	—	5.8
Additional acquisition purchase price payments	6.0	21.0	—	—	27.0

*	The table above does not include amounts recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)	Interest on the 5% Notes is fixed at 5% per annum and assumes an exchange rate of 1.3915 US dollars per euro.

(b)	The amount due in less than one year primarily represents the amount we must repay under the Amended Agreement. Such repayment does not affect future borrowing capacity or the maturity date of the Amended Agreement. Interest on all of these borrowings is estimated at a rate of 6.76%, or approximately $38.3 million.

As of January 3, 2009 and December 29, 2007, our long-term debt consists of the following:

	January 3,	December 29,
	2009	2007
In thousands

5% Notes, due July 2013(a)	$485,582	$512,044
Revolving credit facility and commercial paper program	234,400	301,200
Capital lease obligations	22,787	26,725
Other(b)	870	47,742

Total debt	$743,639	$887,711

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.

As discussed above, during January 2009, we completed an amendment and extension of our revolving credit agreement. The amended terms and conditions provide for a reduction in the facility size to $600 million from $750 million. However, availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. The revolving credit facility is secured by a first priority lien on substantially all of our assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for our general corporate purposes, and will back both trade and standby letters of credit in addition to our synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.

As of January 3, 2009, we held a Ba2 senior unsecured debt rating and Not Prime commercial paper rating from Moody’s and a BB-senior unsecured debt rating from S&P. Moody’s placed our senior unsecured debt rating under review for possible downgrade on January 14, 2009.

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

On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006 (see Note 9 of Notes to Consolidated Financial Statements).

As discussed above, we completed an amendment and extension of our revolving credit facility on January 12, 2009. On a pro-forma basis, after giving effect to the terms and conditions of the Amended Agreement, credit available to us is as follows:

	Total	Borrowing	Outstanding	Letters of Credit	Available
	Facility(a)	Base(a)	Borrowings	Issued	Capacity
In thousands

Revolving credit facility	$600,000	$465,000	$234,448	$69,710	$160,842
Letter of credit facility(b)	—		—	—	—
Short-term borrowing facilities(b)	—		—	—	—

(a)	As discussed above, availability under the Amended Agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	In accordance with the terms and conditions of the Amended Agreement, these facilities are no longer available to us. Because many of our international vendors have moved to open account terms, we believe the letter of credit availability under the Amended Agreement is adequate for our current and future letter of credit requirements.

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

Hedging Activities

At January 3, 2009, we had forward contracts maturing through December 2009 to sell 64.2 million Canadian dollars for $52.6 million, and to sell 100.6 million euro for $132.7 million. The notional value of the foreign exchange forward contracts at January 3, 2009 was $185.3 million, as compared with $132.3 million at December 29, 2007. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were $(6.5) million at January 3, 2009 and $(7.1) million at December 29, 2007. The ineffective portion of these trades is recognized currently in earnings and was approximately $1.5 million and $1.6 million for the years ended January 3, 2009 and December 29, 2007, respectively. Approximately $(2.1) million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.

We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to translation adjustment were $26.9 million and $(53.0) million for the years ended January 3, 2009 and December 29, 2007.

In May 2006, we entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 of Notes to Consolidated Financial Statements). These swaps were terminated on June 29, 2006 and we subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was immaterial for the year ended January 3, 2009.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Significant accounting policies employed, including the use of estimates, are presented in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, goodwill and intangible assets, accrued expenses, derivative instruments and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility or our effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

Accounts Receivable — Trade, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers, as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

Inventories, Net

Inventories for seasonal merchandise are recorded at actual average cost. Inventories for replenishment and on-going merchandise are recorded at lower of cost (using the first-in, first-out method) or market value. We continually evaluate the composition of our inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

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

The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Consolidated Statement of Operations.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144.

Trademarks having finite lives are amortized over their estimated useful lives. Trademarks that are licensed by us from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 12 to 14 years.

We completed our annual goodwill impairment tests as of the first day of the third quarter of fiscal 2008. In performing the 2008 evaluation, we considered declines in the Company’s market value, which began in the second half of 2007, and reconciled the sum of the estimated fair values of our five reporting units to the Company’s market value (based on our stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants. Based on the result of each method discussed above and a comparison of the quantitative assumptions between methods, no impairment was recognized as a result of such tests.

However, as a result of declines in the actual and projected performance and cash flows of our International-Based Direct Brands segment, we determined that an additional goodwill impairment test was required to be performed as of January 3, 2009, in accordance with SFAS No. 142. This assessment compared the carrying value of each of our reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, we determined that the goodwill of our International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded a non-cash impairment charge of $300.7 million during the fourth quarter of 2008.

We consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, we also compared our market capitalization to the combined fair values of our reporting units. Based on such analysis, we concluded that our remaining goodwill was impaired and recorded a non-cash impairment charge of $382.4 million related to goodwill previously recorded in our Domestic-Based Direct Brands segment.

During 2007, as a result of the then probable sale of brands under strategic review in our Partnered Brands segment and the decline in actual and projected performance and cash flows of such segment, we determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. As a result, we determined that the goodwill of our Partnered Brands segment, which is a reporting unit, was impaired and recorded a non-cash pre-tax impairment charge of $450.8 million during the fourth quarter of 2007.

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of such intangible asset related to our Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, we recorded a non-cash charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows due to our exit of these brands.

The impairment charges recorded in 2008 do not result in a tax benefit as we recorded valuation allowances for substantially all deferred tax assets during 2008 (see Note 7 of Notes to Consolidated Financial Statements). Accordingly, the pre-tax and after-tax amounts of such charges are equal.

Also, as a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives during 2007, we determined that the carrying value of such intangible asset related to our former Ellen Tracy brandname exceeded its estimated fair value. Accordingly, during 2007, we recorded a non-cash pre-tax charge of $36.3 million ($22.0 million after-tax) to reduce the value of the Ellen Tracy trademark to its estimated fair value.

Accrued Expenses

Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheet as either an asset or liability and measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized either currently in earnings or in Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires that we test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.

We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.

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

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

Inflation

The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of EITF 03-6-1 will have a material effect on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of FSP 142-3 will have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. We will provide the disclosures required by SFAS No. 161 in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The adoption of SFAS No. 160 in the first fiscal quarter of 2009 requires the following (i) reclassification of the noncontrolling interest from minority interest to equity and (ii) separate presentation of the amounts of consolidated net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest. The noncontrolling interests of acquired businesses are not material to our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired; (ii) liabilities assumed; (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of SFAS No. 141(R) as required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to our revolving credit facility. These loans bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of January 3, 2009 and December 29, 2007, our exposure to changing market rates was as follows:

	January 3, 2009	December 29, 2007
Dollars in millions

Variable rate debt	$234.4	$348.0
Average interest rate	3.90%	5.65%

A ten percent change in the average interest rates of the variable debt would have resulted in a $1.7 million change in interest expense during 2008.

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and our bank revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. As of January 3, 2009, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facilities. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.

MEXX transacts business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-US subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.

We had forward contracts aggregating to $185.3 million at January 3, 2009 and $132.3 million at December 29, 2007. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were approximately $6.5 million at January 3, 2009 and $7.1 million at December 29, 2007. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicates that if the US dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of instruments would decrease by $12.8 million. Conversely, if the US dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $11.7 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of January 3, 2009:

	US Dollar	Hong Kong	Contract	Unrealized
	Amount	Dollar Amount	Rate	Loss
Currency in thousands

Forward Contracts:
Euro	$132,717	—	0.6347 to 0.7966	$(6,039)
Canadian Dollars	52,553	—	0.8029 to 0.8365	(441)

The table below presents the amount of contracts outstanding, the contract rate and unrealized gain or (loss), as of December 29, 2007:

	US Dollar	Hong Kong	Contract	Unrealized
	Amount	Dollar Amount	Rate	Loss
Currency in thousands

Forward Contracts:
Euro		736,250	0.0877 to 0.0991	$(6,179)
Canadian Dollars	$14,279		0.9393 to 1.0234	—
Canadian Dollars		185,082	0.1272 to 0.1367	(894)
Foreign Exchange Collar Contracts:
Canadian Dollars	$7,505		0.9174 to 1.0417	—

Item 8.	Financial Statements and Supplementary Data.

See the “Index to Consolidated Financial Statements and Schedule” included in this Annual Report on Form 10-K for information required under this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2009, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts, but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) is hereby incorporated by reference.

Item 11.	Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as of January 3, 2009. In January 2006, we adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the Outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average		Future Issuance Under
	be Issued Upon Exercise	Exercise Price of		Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights		Reflected in Column)

Equity Compensation Plans Approved by Stockholders	5,359,319	$27.15	(1)	6,362,538	(2)(3)
Equity Compensation Plans Not Approved by Stockholders	—	N/A		—

TOTAL	5,359,319	$27.15	(1)	6,362,538	(2)(3)

(1)	Performance Shares and shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ election there under to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(2)	In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan and the 2005 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded.

(3)	Includes 179,100 shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ elections there under to defer certain director compensation.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1

(a) 2. Schedule	F-47
SCHEDULE II — Valuation and Qualifying Accounts

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a) 3. Exhibits

Exhibit No.		Description

2(a)	—	Share Purchase Agreement, dated as of May 15, 2001, among Liz Claiborne, Inc., Liz Claiborne 2 B.V., LCI Acquisition US, and the other parties signatory thereto (incorporated herein by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 23, 2001 and amended on July 20, 2001).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference from Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 1993).
3(b)(i)	—	By-laws of Registrant, as amended through February 25, 2008 (incorporated herein by reference from Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated February 29, 2008).
3(b)(ii)	—	By-Laws of Registrant, as amended through December 19, 2008 (incorporated herein by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 19, 2008).
4(a)	—	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference from Exhibit 4(a) to the 1992 Annual Report).
4(b)	—	Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A dated as of December 4, 1998).
4(b)(i)	—	Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).
4(b)(ii)	—	Amendment to the Rights Agreement dated as of December 19, 2008, between the Company and The Bank of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 19, 2008).
10(a)	—	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.
10(b)	—	Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference from Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).
10(b)(i)	—	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (i) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 [the “1999 Annual Report”]).
10(b)(ii)	—	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (ii) to the 1999 Annual Report).
10(b)(iii)	—	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference from Exhibit 10(k) (iii) to the 1999 Annual Report).
10(b)(iv)	—	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference from Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).
10(b)(v)	—	Fifth Amendment to Lease (incorporated herein by reference from Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).
10(c)+	—	National Collective Bargaining Agreement, made and entered into as of June 1, 2006, by and between Liz Claiborne, Inc. and UNITE HERE for the period June 1, 2006 through May 31, 2009 (incorporated herein by reference from Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 [the “2006 Annual Report”]).
10(d)+*	—	Description of Liz Claiborne, Inc. 2008 Salaried Employee Incentive Bonus Plan.
10(e)+	—	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference from Exhibit 10(g) to Registrant’s 2002 Annual Report).
10(e)(i)+	—	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(i) to the 2003 Annual Report).
10(e)(ii)+	—	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(ii) to the 2003 Annual Report).
10(e)(iii)+	—	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference from Exhibit 10(e)(iii) to the 2003 Annual Report).

Exhibit No.		Description

10(e)(iv)+	—	Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Liz Claiborne, Inc. and Fidelity Management Trust Company (incorporated herein by reference from Exhibit 10(e)(iv) to the 2003 Annual Report).
10(e)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).
10(e)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference from Exhibit 10(e)(vi) to the 2004 Annual Report).
10(f)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference from Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).
10(f)(i)+	—	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference from Exhibit 10(f)(i) to the 2003 Annual Report).
10(f)(ii)+	—	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference from Exhibit 10(m)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [the “1996 Annual Report”]).
10(f)(iii)+	—	Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference from Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report”]).
10(g)+	—	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference from Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).
10(g)(i)+	—	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).
10(g)(ii)+	—	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference from Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the “1997 Annual Report”]).
10(h)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).
10(h)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(i) to the 2003 Annual Report).
10(h)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference from Exhibit 10(z)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [the “2000 Annual Report”]).
10(h)(iii)+	—	Form of Executive Team Leadership Restricted Share Agreement under the Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference from Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2001 [the “3rd Quarter 2001 10-Q”]).
10(h)(iv)+	—	Form of Restricted Key Associates Performance Shares Agreement under the 2000 Plan (incorporated herein by reference from Exhibit 10(b) to the 3rd Quarter 2001 10-Q).
10(h)(v)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference from Exhibit 10(h)(v) to the 2005 Annual Report).
10(i)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference from Exhibit 10(y)(i) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).
10(i)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(i)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(ii) to the 2003 Annual Report).
10(i)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(iii) to the 2003 Annual Report).

Exhibit No.		Description

10(i)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference from Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(i)(v)+	—	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference from Exhibit 10(i)(v) to the 2003 Annual Report).
10(j)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference from Exhibit 10(q) to the 2000 Annual Report).
10(k)+	—	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10Q filed August 15, 2003).
10(l)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference from Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(l)(i)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008).
10(l)(i)+	—	Trust Agreement dated as of January 1, 2002, between Liz Claiborne, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 10(t)(i) to the 2002 Annual Report).
10(m)	—	Five-Year Credit Agreement, dated as of October 13, 2004, (the “Credit Agreement”) among Liz Claiborne, Inc., the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).
10(m)(i)	—	First Amendment and Waiver to the Credit Agreement, entered into by the Registrant on February 29, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2008).
10(m)(ii)	—	Second Amendment to the Five-Year Credit Agreement on August 12, 2008, dated as of October 13, 2004 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2008).
10(m)(iii)	—	Amended and Restated Credit Agreement, dated January 12, 2009, among Liz Claiborne, Inc., Mexx Europe B.V., and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A. and Suntrust Bank, as Syndication Agents, Wachovia Bank, National Association as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Bookrunners (incorporated herein as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 14, 2009).
10(n)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to the Registrant’s Report on Form 8-K dated May 26, 2005 [the “May 26, 2005 Form 8-K”]).
10(o)+	—	Amendment No. 1 to the Liz Claiborne Inc. 2005 Stock incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).
10(p)+	—	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(q)+	—	Form of Option Grant Confirmation (incorporated herein by reference to Exhibit 99.2 to the December 4, 2008 Form 8-K).
10(r)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to the May 26, 2005 Form 8-K).
10(s)+	—	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).
10(t)+	—	Form of Executive Severance Agreement (incorporated herein by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 4, 2008).

Exhibit No.		Description

10(u)+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006 [the “October 18, 2006 Form 8-K”]).
10(u)(i)+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 8-K dated December 24, 2008 [the “December 24, 2008 Form 8-K”]).
10(v)+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.3 to the October 18, 2006 Form 8-K).
10(v)(i)+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference from Exhibit 10.2 to the December 24, 2008 Form 8-K).
10(w)+	—	Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference from Exhibit 99.4 to the October 18, 2006 Form 8-K).
21*	—	List of Registrant’s Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

#	A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2009.

LIZ CLAIBORNE, INC.	LIZ CLAIBORNE, INC.

By: /s/ Andrew Warren Andrew Warren, Chief Financial Officer (principal financial officer)	By: /s/ Elaine H. Goodell Elaine H. Goodell, Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 4, 2009.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of January 3, 2009 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company’s internal control over financial reporting as of January 3, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Liz Claiborne, Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based on management’s informed judgments and best estimates.

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

March 4, 2009

/s/ William L. McComb	/s/ Andrew Warren
William L. McComb Chief Executive Officer	Andrew Warren Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

We have audited the internal control over financial reporting of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2009 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, retained earnings, comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Liz Claiborne, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 4, 2009

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
In thousands except share data

ASSETS
Current Assets:
Cash and cash equivalents	$25,431	$205,401
Accounts receivable — trade, net	339,158	440,160
Inventories, net	464,619	540,807
Deferred income taxes	6,816	103,288
Other current assets	223,379	209,853
Assets held for sale	—	65,332

Total current assets	1,059,403	1,564,841
Property and Equipment, Net	572,428	580,733
Goodwill, Net	—	677,852
Intangibles, Net	251,267	347,119
Deferred Income Taxes	2,200	75,445
Other Assets	20,154	22,477

Total Assets	$1,905,452	$3,268,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$110,219	$50,828
Accounts payable	211,529	223,522
Accrued expenses	301,591	459,309
Income taxes payable	3,890	32,266
Deferred income taxes	—	497
Liabilities held for sale	—	3,963

Total current liabilities	627,229	770,385
Long-Term Debt	633,420	836,883
Other Non-Current Liabilities	98,786	140,764
Deferred Income Taxes	38,358	1,111
Commitments and Contingencies (Note 9)
Minority Interest	4,012	3,760
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	292,144	296,158
Retained earnings	1,975,082	2,948,085
Accumulated other comprehensive loss	(66,716)	(24,582)

	2,376,947	3,396,098
Common stock in treasury, at cost — 81,316,925 shares in 2008 and 81,695,077 shares in 2007	(1,873,300)	(1,880,534)

Total stockholders’ equity	503,647	1,515,564

Total Liabilities and Stockholders’ Equity	$1,905,452	$3,268,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands except per common share data

Net Sales	$3,984,946	$4,441,715	$4,497,252
Cost of goods sold	2,081,646	2,330,990	2,301,843

Gross Profit	1,903,300	2,110,725	2,195,409
Selling, general & administrative expenses	1,943,963	2,043,106	1,839,370
Trademark impairment	10,046	36,300	—
Goodwill impairment	683,071	450,819	—

Operating (Loss) Income	(733,780)	(419,500)	356,039
Other (expense) income, net	(6,624)	(4,459)	5,357
Interest expense, net	(48,288)	(42,188)	(34,898)

(Loss) Income before Provision (Benefit) for Income Taxes	(788,692)	(466,147)	326,498
Provision (benefit) for income taxes	24,875	(99,744)	121,079

(Loss) Income from Continuing Operations	(813,567)	(366,403)	205,419
(Loss) income from discontinued operations, net of tax	(46,638)	878	49,266
Loss on disposal of discontinued operations, net of tax	(91,606)	(7,273)	—

Net (Loss) Income	$(951,811)	$(372,798)	$254,685

Earnings per Share:
Basic
(Loss) Income from Continuing Operations	$(8.69)	$(3.68)	$2.02

Net (Loss) Income	$(10.17)	$(3.74)	$2.50

Diluted
(Loss) Income from Continuing Operations	$(8.69)	$(3.68)	$1.98

Net (Loss) Income	$(10.17)	$(3.74)	$2.46

Weighted Average Shares, Basic	93,606	99,800	101,989
Weighted Average Shares, Diluted	93,606	99,800	103,483
Dividends Paid per Common Share	$0.23	$0.23	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS
AND CHANGES IN CAPITAL ACCOUNTS

					Accumulated
	Common Stock		Capital in		Other	Treasury Shares
	Number of		Excess of	Retained	Comprehensive	Number of
	Shares	Amount	par Value	Earnings	Loss	Shares	Amount	Total
In thousands except share data

BALANCE, JANUARY 1, 2006	176,437,234	$176,437	$187,689	$3,122,487	$(33,738)	71,451,550	$(1,450,169)	$2,002,706

Net income	—	—	—	254,685	—	—	—	254,685
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	(20,722)	—	—	(20,722)
Gains (losses) on cash flow hedging derivatives, net of income tax provision of $(782)	—	—	—	—	(1,120)	—	—	(1,120)
Unrealized gains on available-for-sale securities, net of income tax provision of $(344)	—	—	—	—	(576)	—	—	(576)

Total comprehensive income								232,267
Exercise of stock options	—	—	38,470	—	—	(2,275,662)	23,629	62,099
Excess tax benefits related to stock options	—	—	10,319	—	—	—	—	10,319
Cash dividends declared	—	—	—	(23,091)	—	—	—	(23,091)
Purchase of common stock	—	—	—	—	—	4,688,000	(174,071)	(174,071)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(9,591)	—	—	(582,785)	6,657	(2,934)
Amortization — share-based compensation	—	—	22,686	—	—	—	—	22,686

BALANCE, DECEMBER 30, 2006	176,437,234	176,437	249,573	3,354,081	(56,156)	73,281,103	(1,593,954)	2,129,981
Adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)	—	—	—	(10,494)	—	—	—	(10,494)

ADJUSTED BALANCE, DECEMBER 30, 2006	176,437,234	176,437	249,573	3,343,587	(56,156)	73,281,103	(1,593,954)	2,119,487
Net loss	—	—	—	(372,798)	—	—	—	(372,798)
Other comprehensive loss, net of tax:
Translation adjustment, net of income tax benefit of $19,410	—	—	—	—	36,999	—	—	36,999
Losses on cash flow hedging derivatives, net of income tax benefit of $1,826	—	—	—	—	(5,459)	—	—	(5,459)
Unrealized gains on available-for-sale securities, net of income tax provision of $(32)	—	—	—	—	34	—	—	34

Total comprehensive loss								(341,224)
Exercise of stock options	—	—	29,064	—	—	(1,560,987)	14,198	43,262
Excess tax benefits related to stock options	—	—	5,999	—	—	—	—	5,999
Cash dividends declared	—	—	—	(22,704)	—	—	—	(22,704)
Purchase of common stock	—	—	—	—	—	9,913,000	(300,488)	(300,488)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(7,890)	—	—	61,961	(290)	(8,180)
Amortization — share-based compensation	—	—	19,412	—	—	—	—	19,412

BALANCE, DECEMBER 29, 2007	176,437,234	176,437	296,158	2,948,085	(24,582)	81,695,077	(1,880,534)	1,515,564
Net loss	—	—	—	(951,811)	—	—	—	(951,811)
Other comprehensive loss, net of tax:
Translation adjustment, net of income tax provision of $(1,295)	—	—	—	—	(44,750)	—	—	(44,750)
Gain on cash flow hedging derivatives, net of income tax provision of $(1,003)	—	—	—	—	3,055	—	—	3,055
Unrealized loss on available-for-sale securities, net of income tax provision of $(46)	—	—	—	—	(439)	—	—	(439)

Total comprehensive loss								(993,945)
Exercise of stock options	—	—	35	—	—	(4,100)	35	70
Excess tax benefits related to stock options	—	—	(4,760)	—	—	—	—	(4,760)
Cash dividends declared	—	—	—	(20,938)	—	—	—	(20,938)
Share-based award activity	—	—	(7,666)	(254)	—	(374,052)	7,199	(721)
Amortization - share-based compensation	—	—	8,377	—	—	—	—	8,377

BALANCE, JANUARY 3, 2009	176,437,234	$176,437	$292,144	$1,975,082	$(66,716)	81,316,925	$(1,873,300)	$503,647

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

Cash Flows from Operating Activities:
Net (loss) income	$(951,811)	$(372,798)	$254,685
Adjustments to arrive at (loss) income from continuing operations	138,244	6,395	(49,266)

(Loss) income from continuing operations	(813,567)	(366,403)	205,419
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	158,086	156,570	133,240
Impairment of goodwill and trademarks	693,117	487,119	—
Streamlining initiative and other asset write-downs	15,850	5,136	2,577
Loss on asset disposals, net	5,789	26,142	16,866
Deferred income taxes	174,596	(143,454)	(9,848)
Share-based compensation	8,309	19,114	22,408
Tax benefit on exercise of stock options	7	3,492	7,852
Gain on sale of securities	—	(364)	(3,583)
Other, net	291	(558)	275
Changes in assets and liabilities, exclusive of acquisitions:
Decrease (increase) in accounts receivable — trade, net	87,583	76,117	(56,788)
Decrease (increase) in inventories, net	49,566	48,397	(26,557)
Decrease (increase) in other current and non-current assets	16,124	9,106	(3,189)
(Decrease) increase in accounts payable	(2,771)	(57,626)	14,981
(Decrease) increase in accrued expenses	(60,934)	19,770	19,109
(Decrease) increase in income taxes payable	(127,807)	(25,130)	12,973
Net cash (used in) provided by operating activities of discontinued operations	(45,878)	16,448	58,302

Net cash provided by operating activities	158,361	273,876	394,037

Cash Flows from Investing Activities:
Proceeds from sales of securities	—	9,616	8,054
Proceeds from sales of property and equipment	19,831	1,410	5,711
Purchases of property and equipment	(184,260)	(172,499)	(160,651)
Proceeds from disposition	21,252	—	—
Payments for purchases of businesses	(100,403)	(34,314)	(236,323)
Payments for in-store merchandise shops	(9,983)	(7,357)	(12,557)
Other, net	(348)	1,064	6
Net cash provided by (used in) investing activities of discontinued operations	65,269	(17,776)	(39,673)

Net cash used in investing activities	(188,642)	(219,856)	(435,433)

Cash Flows from Financing Activities:
Short-term borrowings, net	(113,543)	329,651	(30,214)
Principal payments under capital lease obligations	(4,178)	(6,368)	(3,338)
Commercial paper, net	—	(82,075)	82,075
Proceeds from exercise of common stock options	70	43,262	62,099
Purchase of common stock	—	(300,488)	(174,071)
Dividends paid	(20,938)	(22,541)	(23,091)
Excess tax benefits related to stock options	—	2,507	2,467
Proceeds from issuance of 5% euro Notes, net	—	—	445,099
Repayment of 6.625% euro Notes	—	—	(449,505)
Other, net	(3,119)	(1,137)	(1,292)

Net cash used in financing activities	(141,708)	(37,189)	(89,771)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,981)	2,925	(11,715)
Net Change in Cash and Cash Equivalents	(179,970)	19,756	(142,882)
Cash and Cash Equivalents at Beginning of Year	205,401	185,645	328,527

Cash and Cash Equivalents at End of Year	$25,431	$205,401	$185,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) are engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2008, the Company re-examined its reportable segments and determined that the economic characteristics of its MEXX operating segment were no longer consistent with the other operating segments in the Company’s former Direct Brands reportable segment. Accordingly, the Company now presents MEXX as its International-Based Direct Brands segment, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, the Company’s international, retail-based operating segment.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

In July 2007, the Company announced its long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 of its brands. On October 4, 2007, the Company finalized the disposal of certain assets of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Also in 2007, the Company closed a distribution center and completed its sale in the fourth quarter of 2008. In January 2008, the Company entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand. The Company completed the disposition of certain assets and liabilities of its former C&C California and Laundry by Design brands on February 4, 2008 and substantially all of the assets and liabilities of its former prAna brand on April 4, 2008. On April 10, 2008, the Company disposed of substantially all of the assets and liabilities of its former Ellen Tracy brand and completed its strategic review with the closure of its SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and the closure or conversion of its retail locations.

On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the Company’s investment in such brand in 2007 in exchange for a net fee of $5.3 million.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 20, 2008, the Company completed the sale of certain assets of its former Enyce brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets and liabilities of the Company’s former C&C California, Laundry by Design and prAna brands, as well as the assets associated with the Company’s closed distribution center, were segregated and reported as held for sale as of December 29, 2007.

In addition, the activities of the Company’s former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and the retail operations of the Company’s former Ellen Tracy brand have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

During the year ended January 3, 2009, the Company recognized a pre-tax charge of $10.6 million on the Ellen Tracy transaction, of which $2.5 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).

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

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to December 31. The 2008 fiscal year, which ended on January 3, 2009, reflects a 53-week period. The 2007 and 2006 fiscal years each reflected a 52-week period.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues, which amounted to $61.0 million, $54.3 million and $45.4 million during 2008, 2007 and 2006, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes”. In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. The Company also assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

Accounts Receivable — Trade, Net

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories, Net

Inventories for seasonal merchandise are recorded at actual average cost. Inventories for replenishment and on-going merchandise are recorded at lower of cost (using the first-in, first-out method) or market value. The Company continually evaluates the composition of its inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Operations.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144.

Trademarks having finite lives are amortized over their estimated useful lives. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreements, which range from 5 to 15 years. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over time. Existing relationships are amortized over periods ranging from 12 to 14 years.

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

However, as a result of declines in the actual and projected performance and cash flows of the Company’s International-Based Direct Brands segment, the Company determined that an additional goodwill impairment test was required to be performed as of January 3, 2009, in accordance with SFAS No. 142. This assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded a non-cash impairment charge of $300.7 million during the fourth quarter of 2008.

The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company concluded that its remaining goodwill was impaired and recorded a non-cash impairment charge of $382.4 million related to goodwill previously recorded in its Domestic-Based Direct Brands segment.

Also, as a result of the then probable sale of brands under strategic review in the Company’s Partnered Brands segment and the decline in actual and projected performance and cash flows of such segment, the Company determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a non-cash pre-tax impairment charge of $450.8 million ($343.1 million after-tax) during the fourth quarter of 2007.

As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of such intangible asset related to its Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, the Company recorded a non-cash charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. This impairment resulted from a decline in future anticipated cash flows due to the Company’s exit of these brands.

The impairment charges recorded in 2008 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2008 (see Note 7-Income Taxes). Accordingly, the pre-tax and after-tax amounts of such charges are equal.

Also, as a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives during 2007, the Company determined that the carrying value of such intangible asset related to its former Ellen Tracy brandname exceeded its estimated fair value. Accordingly, during 2007, the Company recorded a non-cash pre-tax charge of $36.3 million ($22.0 million after-tax) to reduce the value of the Ellen Tracy trademark to its estimated fair value.

Accrued Expenses

Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheet as either an asset or liability and measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized either currently in earnings or in Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires the Company to test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A expenses. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A expenses in current period earnings.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred, pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statement of Operations.

As a result of an impairment analysis performed on property and equipment of the Company’s MEXX brand in the United Kingdom (“MEXX UK”), the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during 2008, the Company recorded a charge of $2.6 million in order to reduce the carrying

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX UK.

Also, as a result of an impairment analysis performed on property and equipment associated with the Company’s Mt. Pocono distribution center, the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of $10.4 million to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in present and expected utilization of such assets. These charges are recorded within SG&A on the accompanying Consolidated Statement of Operations.

As a result of an impairment analysis performed on property and equipment of the Company’s SIGRID OLSEN brand in 2007, the Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the fourth quarter of 2007, the Company recorded a pre-tax charge of $4.6 million within SG&A on the accompanying Consolidated Statement of Operations in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of SIGRID OLSEN retail stores due to various factors, including the Company’s decision to close the SIGRID OLSEN brand.

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

Foreign Currency Translation

Assets and liabilities of non-US subsidiaries are translated at year-end exchange rates. Revenues and expenses are translated at average rates of exchange in effect during the year. Resulting translation adjustments are included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders’ Equity.

Foreign Currency Transactions

Outstanding balances in foreign currencies are translated at the end of period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the Consolidated Statement of Operations or Other comprehensive (loss) income, as appropriate.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services are at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are reflected as a reduction of sales revenue. Cooperative advertising expenses with specific agreements with customers were $43.4 million in 2008, $51.5 million in 2007 and $40.4 million in 2006. Advertising and promotion expenses were $94.9 million in 2008, $144.3 million in 2007 and $130.4 million in 2006. Marketing expenses, including in-store and other Company-sponsored activities, were $40.4 million in 2008, $61.6 million in 2007 and $54.4 million in 2006.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2008, 2007 and 2006, shipping and handling costs approximated $149.3 million, $259.2 million and $232.1 million, respectively.

Cash Dividend and Common Stock Repurchase

On December 16, 2008, the Board of Directors announced the suspension of the Company’s quarterly cash dividend indefinitely. The Company has paid the dividend scheduled for December 15, 2008 in the amount of $0.05625 per share to stockholders of record at the close of business on November 21, 2008.

Fair Value Measurements

The fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximates their carrying values due to the short-term nature of these instruments. Fair values for derivatives are developed using cash flow models incorporating observable market data.

The Company adopted SFAS No. 157, “Fair Value Measurements”, on December 30, 2007, the first day of fiscal year 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on the Company’s Consolidated Financial Statements. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of January 3, 2009:

Level 2
In thousands

Financial Assets:
Derivatives	$2,424
Financial Liabilities:
Derivatives	$(8,835)

During 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has chosen not to elect the fair value measurement provisions of SFAS No. 159 for its existing instruments.

OTHER MATTERS

Liquidity Enhancement and Cost Reduction

The Company was greatly impacted by recessionary pressures in 2008, including a drastic decline in consumer spending in the second half of the year. As the Company anticipates that the global economic recession will continue throughout 2009 and perhaps beyond, the Company is focusing on carefully managing those factors within its control, most importantly spending, including reducing its planned 2009 capital budget to a range of $60.0 million to $70.0 million (from $194.2 million in 2008), maximizing inventory productivity by tightening assortments to develop SKU efficiencies and sharpening price-points to maximize inventory turns for both wholesale and retail operations. The Company will continue its streamlining efforts to drive cost out of its operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving working capital and operating cash flows.

The Company’s cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of its quarterly dividend program and the elimination of approximately 375 positions across the Company. In January 2009, the Company also announced the closure of its Mt. Pocono, PA distribution center and the associated elimination of an additional 350 positions, with the closure expected to be completed late in the first quarter of 2009. In addition, on February 23, 2009, the Company entered an agreement with a wholly-owned subsidiary of Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s exclusive buying agent for all of the Company’s brands and products (other than jewelry) and the Company will receive at closing a payment of $75.0 million and an additional payment of up to $8.0 million to offset restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. Pursuant to the agreement, the Company will pay Li & Fung an agency commission based on the cost of product purchases through Li & Fung. This transaction is expected to close late in the first quarter of 2009.

In January 2009, the Company completed an amendment and extension of its bank credit facility (the “Amended Agreement”), which was previously scheduled to expire in October 2009 (see Note 10 — Debt and Lines of Credit). Under the Amended Agreement, the Company is subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. The Company currently anticipates that cash flows from operations, the payment of $75 million from Li & Fung at the closing of the transaction

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected late in the first quarter of 2009 and the projected borrowing availability under the Amended Agreement will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, any delay or failure to close the announced transactions with Li & Fung; the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its debt and credit facilities; the status of, and any further adverse changes in, the Company’s credit ratings; the financial wherewithal of the Company’s larger department store and specialty store customers; and interest rate and exchange rate fluctuations.

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Amended Agreement may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Amended Agreement would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in the Amended Agreement, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

NOTE 2:	DISCONTINUED OPERATIONS

On October 4, 2007, the Company completed the sale of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million in the first quarter of 2008.

On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C California and Laundry by Design brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of its former Ellen Tracy brand for net proceeds of $25.8 million, of which $21.3 million is recorded in continuing operations in the accompanying Consolidated Statement of Cash Flows, plus contingent consideration of up to $15.0 million based on performance from 2008 through 2012.

On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007, in exchange for a net fee of $5.3 million.

On October 20, 2008, the Company completed the sale of certain assets and liabilities of its former Enyce brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.

The Company recorded pre-tax charges of $75.4 million ($91.6 million, after-tax) and $11.8 million ($7.3 million, after-tax) during 2008 and 2007, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. The net loss on disposal of discontinued operations in 2008 includes $16.2 million for unfavorable discrete tax items consisting of the effect of previously recorded tax credits which will no longer be obtained. These amounts are recorded as loss on disposal of discontinued operations, net of tax on the accompanying Consolidated Statement of Operations and may be adjusted in subsequent periods due to customary post-closing adjustments that are not currently estimable, including contingent consideration.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets held for sale on the accompanying Consolidated Balance Sheet as of December 29, 2007 consisted of the assets associated with the Company’s former C&C California, Laundry by Design and prAna brands and its closed distribution center and include the following:

In thousands

Accounts receivable	$2,452
Inventories	13,444
Property and equipment	7,349
Intangible assets	41,786
Other assets	301

Total assets held for sale	$65,332

Liabilities held for sale as of December 29, 2007 consist of accounts payable and accrued expenses.

Summarized statement of operations data for discontinued operations are as follows:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

Net sales	$76,874	$382,821	$497,066

(Loss) income before provision for income taxes	$(46,638)	$1,164	$80,038
Provision for income taxes	—	286	30,772

(Loss) income from discontinued operations, net of tax	$(46,638)	$878	$49,266

NOTE 3:	INVENTORIES, NET

Inventories, net consisted of the following:

	January 3,	December 29,
	2009	2007
In thousands

Raw materials	$25,778	$28,743
Work in process	2,975	13,143
Finished goods	435,866	498,921

Total	$464,619	$540,807

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 3,	December 29,
	2009	2007
In thousands

Land and buildings	$108,175	$108,097
Machinery and equipment	373,094	385,294
Furniture and fixtures	277,563	304,411
Leasehold improvements	545,516	529,427

	1,304,348	1,327,229
Less: Accumulated depreciation and amortization	731,920	746,496

Total property and equipment, net	$572,428	$580,733

Depreciation and amortization expense on property and equipment for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, was $140.0 million, $138.1 million and $115.1 million, respectively, which includes depreciation for property and equipment under capital leases of $6.6 million, $7.2 million and

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.6 million, respectively. Machinery and equipment under capital leases was $45.0 million and $53.1 million as of January 3, 2009 and December 29, 2007, respectively.

In November 2008, the Company sold a closed distribution center and realized a gain of $14.3 million, which was recorded within SG&A expenses in the Consolidated Statement of Operations.

NOTE 5:	GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

	Weighted
	Average
	Amortization	January 3,	December 29,
	Period	2009	2007
In thousands

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,154	$32,749
Owned trademarks(a)	5 years	1,000	9,900
Customer relationships(b)	12 years	11,955	30,665
Merchandising rights(b)	4 years	49,888	57,023
Other	4 years	2,618	3,235

Subtotal	8 years	97,615	133,572

Accumulated Amortization:
Licensed trademarks		(19,795)	(16,641)
Owned trademarks		(316)	(901)
Customer relationships		(2,375)	(5,875)
Merchandising rights		(30,019)	(34,246)
Other		(1,183)	(675)

Subtotal		(53,688)	(58,338)

Net:
Licensed trademarks		12,359	16,108
Owned trademarks		684	8,999
Customer relationships		9,580	24,790
Merchandising rights		19,869	22,777
Other		1,435	2,560

Total amortized intangible assets, net		43,927	75,234

Unamortized intangible assets:
Owned trademarks(c)		207,340	271,885

Total intangible assets		$251,267	$347,119

(a)	The decrease in the balance primarily reflects the disposition of the Company’s interest in the Narciso Rodriguez brand.

(b)	The change in the balance compared to December 29, 2007 primarily reflects the impact of dispositions subsequent thereto.

(c)	The change in the balance reflects (i) the non-cash impairment charge of $10.0 million recorded within the Company’s Partnered Brands segment related to the Villager, Crazy Horse and Russ trademark and (ii) the impact of the disposition of prAna and Enyce.

Amortization expense of intangible assets was $15.2 million, $16.1 million and $15.4 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense
In millions

2009	$13.6
2010	10.0
2011	7.7
2012	5.7
2013	1.0

The changes in carrying amount of goodwill for the year ended January 3, 2009 are as follows:

	Domestic-Based	International-Based
	Direct Brands	Direct Brands	Total
In thousands

Balance as of December 29, 2007	$378,272	$299,580	$677,852
Additional purchase price — Juicy Couture	6,696	—	6,696
Additional purchase price — Lucky Brand	1,302	—	1,302
Impairment charges	(382,353)	(300,718)	(683,071)
Other	(3,917)	15,447	11,530
Translation difference	—	(14,309)	(14,309)

Balance as of January 3, 2009	$—	$—	$—

As a result of declines in the actual and projected performance and cash flows of the Company’s International-Based Direct Brands segment, the Company determined that an additional goodwill impairment test was required to be performed as of January 3, 2009, in accordance with SFAS No. 142. This assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded an impairment charge of $300.7 million during the fourth quarter of 2008.

The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company also compared its market capitalization to the combined fair values of its reporting units. Based on such analysis, the Company concluded that its remaining goodwill was impaired and recorded an impairment charge of $382.4 million related to goodwill previously recorded in its Domestic-Based Direct Brands segment.

The impairment charges recorded in 2008 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2008 (see Note 7-Income Taxes). Accordingly, the pre-tax and after-tax amounts of such charges are equal.

During 2007, as a result of the then probable sale of brands under strategic review in the Company’s Partnered Brands segment and the decline in actual and projected performance and cash flows of such segment, the Company determined that a goodwill impairment test was required to be performed as of December 29, 2007, in accordance with SFAS No. 142. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a pre-tax impairment charge of $450.8 million ($343.1 million, after-tax) during the fourth quarter of 2007.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	January 3,	December 29,
	2009	2007
In thousands

Lease obligations	$40,412	$30,491
Employee benefits	39,527	69,658
Streamlining initiatives	27,541	30,615
Payroll, bonuses and other employment related obligations	25,557	40,736
Taxes, other than taxes on income	24,036	26,686
Interest	12,395	16,421
Advertising	10,578	33,455
Fair value of derivatives	8,835	7,625
Current portion of acquisition related obligations	4,865	92,274
Other	107,845	111,348

	$301,591	$459,309

NOTE 7:	INCOME TAXES

(Loss) Income before Provision for Income Taxes consisted of the following:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

United States	$(475,589)	$(391,775)	$246,661
International	(313,103)	(74,372)	79,837

Total	$(788,692)	$(466,147)	$326,498

The provision (benefit) for income taxes is as follows:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

Current:
Federal	$(157,761)	$26,709	$78,703
Foreign	5,963	8,313	35,220
State & local	2,077	14,594	19,240

Total Current	(149,721)	49,616	133,163
Deferred:
Federal	119,743	(118,815)	(3,969)
Foreign	19,083	9	(8,224)
State & local	35,770	(30,554)	109

Total Deferred	174,596	(149,360)	(12,084)

	$24,875	$(99,744)	$121,079

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liz Claiborne, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income tax liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

As discussed in Note 2-Discontinued Operations, the Company recorded a $16.2 million charge within loss on disposal of discontinued operations, net of tax, related to unfavorable discrete tax items consisting of previously recorded tax credits that will no longer be obtained.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(4.8)	2.2	3.9
Goodwill impairment	(17.3)	(13.0)	—
Increase in valuation allowance	(19.4)	(1.8)	—
Tax on unrecognized tax benefits	3.5	(2.1)	—
Rate differential on foreign income	0.9	(1.8)	—
Other, net	(1.1)	2.9	(1.8)

	(3.2)%	21.4%	37.1%

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred taxes arising from temporary differences as of January 3, 2009 and December 29, 2007 are as follows:

	January 3,	December 29,
	2009	2007
In thousands

Deferred tax assets:
Inventory valuation	$2,044	$27,656
Streamlining initiatives	10,269	10,212
Deferred compensation	8,391	17,205
Nondeductible accruals	18,857	40,231
Unrealized investment losses	3,786	6,154
Share-based compensation	15,397	16,873
Net operating loss carryforward	105,138	32,349
Tax credit carryforward	10,439	10,932
Goodwill	84,897	25,059
Other, net	27,885	9,114

Total deferred tax assets	287,103	195,785

Deferred tax liabilities:
Trademarks and other intangibles	(35,922)	—
Property and equipment	(27,421)	(1,900)
Other	—	(8,438)

Total deferred tax liabilities	(63,343)	(10,338)

Less: Valuation allowance	(253,102)	(8,322)

Net deferred tax asset / (liability)	$(29,342)	$177,125

As of January 3, 2009, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $137.6 million and $10.4 million, respectively, for federal income tax purposes that will reduce future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will expire in 2029 and 2018, respectively.

As of January 3, 2009, the Company and some of its domestic subsidiaries established a $46.7 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that will reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2012.

As of January 3, 2009, some of the Company’s foreign subsidiaries established a $26.0 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that will reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2013.

As of January 3, 2009, the Company and its subsidiaries have recorded valuation allowances in the amount of $253.1 million due to the combination of (i) its recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. This represents a total increase in the valuation allowance of $244.8 million.

Foreign unremitted earnings have been retained indefinitely by subsidiary companies for reinvestment. As of January 3, 2009, approximately $187.0 million of such unremitted earnings were considered permanently

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvested. It is not practicable to determine the amount of income taxes that would be payable in the event such foreign earnings are repatriated.

The Company adopted the provisions of FIN 48 on December 31, 2006 (the first day of the 2007 fiscal year) and recorded a cumulative effect charge to retained earnings of $10.5 million. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by an entity’s financial statements in accordance with SFAS No. 109 and prescribes recognition threshold and measurement attributes for financial statement disclosure of tax positions on the income tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Changes in the amounts of unrecognized tax benefits for the fiscal year ended January 3, 2009 are summarized as follows:

Liability for
Unrecognized
Tax Benefits
In thousands

Balance as of December 29, 2007	$75,206
Increases from prior period positions	5,369
Decreases from prior period positions	(811)
Increases from current period positions	1,920
Decreases relating to settlements with taxing authorities	(43,972)
Reduction as a result of a lapse of the applicable statute of limitations	(17,563)

Balance as of January 3, 2009(a)	$20,149

(a)	Included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheet.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended January 3, 2009, the Company decreased its accrual for interest and penalties by $19.3 million and $3.2 million, respectively and during the year ended December 29, 2007, the Company increased its accrual for interest and penalties by $16.0 million and $1.5 million, respectively. At January 3, 2009 and December 29, 2007, the accrual for interest and penalties was $3.1 million and $1.0 million, respectively and $22.4 million and $4.2 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $20.1 million. The Company expects a reduction in the liability for unrecognized tax benefits of approximately $7.9 million within the next twelve months due to either settlement or the expiration of the statute of limitations.

The Company files tax returns in the US Federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the unrecognized tax benefits reflect the most likely outcome. These unrecognized tax benefits, as well as the related interest, are adjusted in light of changing facts and circumstances. Favorable resolution would be recognized as a reduction to the effective tax rate in the period of resolution.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US and the Netherlands. The Company is no longer subject to US Federal examination by the Internal Revenue Service for the years before 2005 and, with a few exceptions, this also applies to tax examinations by state authorities for the years before 2005 as well. The Company is no longer subject to income tax examination by the Dutch tax authorities for years before 2005.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:	ACQUISITIONS

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

On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately-held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which includes the retirement of debt at closing and fees, but excludes contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. There was no contingent payment made based on 2006 fiscal year earnings. The Company allocated $13.9 million of purchase price to the value of trademarks and trade names associated with the business and $5.6 million to the value of customer relationships. The trademarks and trade names are deemed to have indefinite lives and are subject to an annual test for impairment. The value of customer relationships is being amortized over 12 years. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $12-20 million and will be accounted for as additional purchase price when paid. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

On April 7, 2003, the Company acquired 100 percent of the equity of Juicy Couture, Inc. (formerly, Travis Jeans, Inc.) (“Juicy Couture”), a privately-held fashion apparel company. The total purchase price consisted of: (i) a payment, including the assumption of debt and fees of $53.1 million and (ii) contingent payments to be determined by Juicy Couture’s future earnings. During 2008, the Company made the last such contingent payment in the amount of $79.6 million, which has been accounted for as additional purchase price.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various noncancelable operating lease agreements, which expire through 2025. Rental expense for 2008, 2007 and 2006 was $224.6 million, $214.6 million and $186.2 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

The Company leases retail stores under leases with terms that are typically five or ten years. The Company amortizes leasehold improvements as well as rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease or estimated useful lives of the assets, whichever is less. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors (i) a written renewal at the Company’s option or an automatic renewal; (ii) there is no minimum sales requirement that could impair the Company’s ability to renew; (iii) failure to renew would subject the Company to a substantial penalty and (iv) there is an established history of renewals in the format or location.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 3, 2009, minimum aggregate rental commitments under non-cancelable operating and capital leases are as follows:

								Long-Term
Fiscal Year	2009	2010	2011	2012	2013	Thereafter	Total	Interest	Principal
In millions

Capital Leases	$5.4	$5.4	$5.3	$5.3	$5.0	$—	$26.4	$18.7	$2.3
Operating Leases	220.6	200.0	180.7	165.0	132.4	438.7	1,337.4	—	—

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

Acquisitions

As discussed in Note 8- Acquisitions, the terms of the Company’s acquisition of Mac & Jac include a contingent consideration arrangement based on Mac & Jac’s earnings in fiscal years 2008 through 2010.

On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. The Company will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. The Company recorded the present value of fixed amounts owed of $9.7 million in Accrued expenses and Other Non-Current Liabilities. As of January 3, 2009, the excess of the liability recorded over the related amount of minority interest has been recorded as goodwill. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $5-9 million.

Licensing

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

In addition, the Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men’s sportswear in the United States, Puerto Rico, Canada and United States military post exchanges under the “DKNY® Men’s” mark and logo. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the “DKNY® Men’s” products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 5-year period if certain sales thresholds are met.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above licenses are subject to minimum guarantees totaling $60.2 million and running through 2012; there is no maximum limit on the license fees paid by the Company.

Other

Macy’s, Inc. accounted for approximately 10 percent, 14 percent and 18 percent of net sales in 2008, 2007 and 2006, respectively. The Company does not believe that any concentration of credit risk represents a material risk of loss with respect to its financial position as of January 3, 2009.

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution for a five-year period (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement replaced a previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required. The Company has not entered into any other off-balance sheet arrangements.

At January 3, 2009, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $313.3 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Note 23 — Legal Proceedings).

NOTE 10:	DEBT AND LINES OF CREDIT

Long-term debt consists of the following:

	January 3,	December 29,
	2009	2007
In thousands

5% Notes, due July 2013(a)	$485,582	$512,044
Revolving credit facility and commercial paper program	234,400	301,200
Capital lease obligations	22,787	26,725
Other(b)	870	47,742

Total debt	743,639	887,711
Less: current portion(c)	110,219	50,828

Long-term debt	$633,420	$836,883

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.

(c)	At January 3, 2009, the balance consists primarily of amounts the Company must repay within the next twelve months under the terms of its new revolving credit facility and obligations under capital leases. Such repayment does not affect future borrowing capacity or the maturity date of the Amended Agreement.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 13, 2004, the Company entered into a $750 million, five-year revolving credit agreement (the “Agreement”) with up to $250 million available for the issuance of letters of credit. The agreement contained certain customary covenants, including financial covenants requiring the Company to maintain specified debt leverage and fixed charge coverage ratios and covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, make investments and acquisitions and sell assets. On February 29, 2008, the Company entered into an amendment to such revolving credit facility, whereby the fixed charge coverage ratio was modified and certain definitions were revised so that certain cash restructuring charges are excluded from the revised calculation. The Company was also provided a waiver of any potential prior defaults for failure to be in compliance with the fixed charge coverage ratio provided that the Company was in compliance with the amended fixed charge coverage ratio as of the end of fiscal 2007. On August 12, 2008, the Company entered into a second amendment to such revolving credit facility, whereby the Company modified certain existing financial and other covenants, added an additional financial covenant relating to asset coverage, modified the facility’s fee structure and agreed to provide its banks with security in substantially all of its assets in the event the Company fails to achieve a specified leverage ratio. The amendment also provides for the exclusion of additional cash restructuring charges in the calculation of certain financial ratios.

During January 2009, the Company completed an amendment and extension of its revolving credit agreement. The amended terms and conditions provide for a reduction in the facility size to $600 million from $750 million. However, availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its revolving credit facility with the receipt of tax refunds, which aggregated approximately $102.0 million. Such repayment did not reduce future borrowing capacity or alter the maturity date of the facility, which is May 2011. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and will back both trade and standby letters of credit in addition to the Company’s synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.

As of January 3, 3009, the Company held a Ba2 senior unsecured debt rating and Not Prime commercial paper rating from Moody’s and a BB- senior unsecured debt rating from S&P. Moody’s placed the Company’s senior unsecured debt rating under review for possible downgrade on January 14, 2009.

On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes have been listed on the Luxembourg Stock Exchange and received a credit rating of BB- from S&P and Ba2 from Moody’s. These Notes are designated as a hedge of the Company’s net investment in a foreign subsidiary.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 9 — Commitments and Contingencies).

As discussed above, the Company completed an amendment and extension of its revolving credit facility on January 12, 2009. After giving effect to the terms and conditions of such Amended Agreement, credit available to the Company is as follows:

	Total	Borrowing	Outstanding	Letters of Credit	Available
	Facility(a)	Base(a)	Borrowings	Issued	Capacity
In thousands

Revolving credit facility	$600,000	$465,000	$234,448	$69,710	$160,842
Letter of credit facility(b)	—		—	—	—
Short-term borrowing facilities(b)	—		—	—	—

(a)	Availability under the amended agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	In accordance with the terms and conditions of the Amended Agreement, these facilities are no longer available to the Company.

NOTE 11:	DERIVATIVE INSTRUMENTS

At January 3, 2009, the Company had forward contracts maturing through December 2009 to sell 64.2 million Canadian dollars for $52.6 million and to sell 100.6 million euro for $132.7 million. The notional value of the foreign exchange forward contracts at January 3, 2009 was $185.3 million, as compared with $132.3 million at December 29, 2007. Unrealized gains (losses) for outstanding foreign exchange forward contracts and currency options were $(6.5) million at January 3, 2009 and $(7.1) million at December 29, 2007. The ineffective portion of these trades is recognized currently in earnings and was approximately $1.5 million and $(1.6) million for the years ended January 3, 2009 and December 29, 2007, respectively. Approximately $(2.1) million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.

The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52, “Foreign Currency Translation,” are accounted for as a component of accumulated other comprehensive loss rather than recognized in current income. The unrealized gains (losses) recorded to translation adjustment were $26.9 million and $(53.0) million for the years ended January 3, 2009 and December 29, 2007, respectively.

In May 2006, the Company entered into multiple forward starting swaps to lock the underlying interest rate on the notional amount of 175 million euro in connection with the July 6, 2006 issuance of the Notes (see Note 10 — Debt and Lines of Credit). These swaps were terminated on June 29, 2006 and the Company subsequently received payment of 1.0 million euro. This amount, net of tax, is recorded in Accumulated other comprehensive loss and will be reclassified into earnings over the seven year term of the Notes. The amount reclassified out of Accumulated other comprehensive loss was immaterial for the year ended January 3, 2009.

NOTE 12:	STREAMLINING INITIATIVES

2008 Actions

In the second quarter of 2008, the Company entered into an exclusive long-term global licensing agreement for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. The Company has incurred

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the period ended January 3, 2009, the Company recorded charges totaling $111.8 million related to these initiatives. The charges recorded in 2008 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2008 (see Note 7-Income Taxes). Accordingly, the pre-tax and after tax amounts of such charges are equal.

2007 Actions

On July 11, 2007, the Company provided details of its long-term strategic plan. The major elements of the Company’s strategy included the following:

•	Realigning its organization to a brand-centric structure;

•	Conducting a review of strategic alternatives, including possible divestiture, discontinuation or licensing of sixteen of the Company’s brands:

•	On October 4, 2007, the Company completed the sale of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands. The Company also consolidated its Tint brand into LIZ & CO. and Stamp 10 brand into AXCESS and closed its First Issue brand.

•	On February 4, 2008, the Company completed the sale of its former C&C California and Laundry by Design brands. The Company also completed the closure of its SIGRID OLSEN brand in the first half of 2008.

•	On April 4, 2008, the Company completed the sale of its former prAna brand.

•	In the first quarter of 2008, the Company announced its decision to retain the KENSIE and MAC & JAC brands.

•	On April 10, 2008, the Company completed the sale of its former Ellen Tracy brand.

•	Implementing and maintaining a more competitive cost structure:

•	The Company has accelerated its structural realignment and other initiatives to achieve cost savings targets through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.

For the period ended December 29, 2007, the Company recorded charges totaling $110.0 million ($71.1 million after-tax) related to these initiatives.

2006 Actions

In February 2006 and October 2006, the Company announced initiatives to streamline its operations to increase efficiency and more closely align its businesses with customer and consumer needs. These efforts included the redeployment of resources in order to better capitalize on compelling growth opportunities across a number of brands. For the year ended December 30, 2006, the Company recorded charges totaling $81.5 million ($51.2 million after-tax) related to these initiatives.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay approximately $18.0 million of accrued streamlining costs during 2009. A summary rollforward and components of the Company’s streamlining initiatives are as follows:

		Lease
	Payroll and	Termination	Fixed Asset
	Related Costs	Costs	Write-Downs	Other Costs	Total
In thousands

2006 provision	$41,675	$10,202	$22,617	$6,966	$81,460
2006 fixed asset write-downs	—	—	(22,596)	—	(22,596)
Translation difference	458	35	(21)	(51)	421
2006 spending	(27,711)	(4,776)	—	(6,889)	(39,376)

Balance at December 30, 2006	14,422	5,461	—	26	19,909
2007 provision	49,764	20,719	33,366	6,103	109,952
2007 fixed asset write-downs	—	—	(33,366)	—	(33,366)
Translation difference	604	171	—	15	790
2007 spending	(46,223)	(14,528)	—	(5,918)	(66,669)

Balance at December 29, 2007	18,567	11,823	—	226	30,616
2008 provision	45,570	33,479	21,466	11,296	111,811
2008 fixed asset write-downs	—	—	(21,466)	—	(21,466)
Translation difference	634	(1,001)	—	(225)	(592)
2008 spending	(53,319)	(28,942)	—	(10,681)	(92,942)

Balance at January 3, 2009	$11,452	$15,359	$—	$616	$27,427

For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, these expenses, primarily recorded in SG&A in the Consolidated Statements of Operations, impacted the Company’s reportable segments as follows:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

Domestic-Based Direct Brands	$42	$1,897	$601
International-Based Direct Brands	32,540	35,296	30,538
Partnered Brands	79,229	72,759	50,321

Total	$111,811	$109,952	$81,460

NOTE 13:	OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands

Minority interest	$(790)	$(1,104)	$(1,213)
Other investment (loss) gain	(439)	364	3,583
Foreign currency transaction (losses) gains	(5,395)	(3,719)	2,987

	$(6,624)	$(4,459)	$5,357

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14:	SHARE-BASED COMPENSATION

The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described below. The Company recognized share-based compensation expense of $8.3 million, $19.1 million ($15.0 million after-tax) and $22.5 million ($14.2 million after-tax), excluding amounts related to discontinued operations, for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Share-based compensation expense related to discontinued operations was not significant for the periods presented.

Compensation expense for stock options and restricted stock awards is measured at fair value on the date of grant based on the number of shares granted. The fair value of stock option is estimated based on the binominal lattice pricing model; the fair value of restricted shares is based on the quoted market price on the date of the grant. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Stock Plans

In March 1992, March 2000, March 2002 and March 2005, the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan” and the “2005 Plan” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and, in the case of the 1992, 2000 and 2005 plans, outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a cashless exercise option, commonly referred to as a “broker-assisted exercise.” Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.

Awards under the 2000, 2002 and 2005 Plans may also be made in the form of dividend equivalent rights, restricted stock, unrestricted stock and performance shares and restricted stock units. Exercise prices for awards under the 2000, 2002 and 2005 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the closing market value of the underlying shares on the date of grant.

The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. No incentive stock options may be granted under the 2000 Plan after March 9, 2010. The Company ceased issuing grants under the 1992 Plan in 2000; awards made there under prior to its termination remain in effect in accordance with their terms. The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 plan expires in 2012. The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 plan expires in 2015, but no performance-based awards may be granted after the fifth anniversary of the 2005 Plan’s adoption. As of January 3, 2009, 6,362,538 shares were available for future grant under the 2000, 2002 and 2005 Plans.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company delivers treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options has been reflected in stockholders’ equity.

Stock Options

Stock options are issued at the current market price and have a three-year vesting period and a contractual term of 7-10 years. As of January 3, 2009, the Company has not changed the terms of any outstanding awards.

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Fiscal Years Ended
	January 3,	December 29,	December 30,
Valuation Assumptions:	2009	2007	2006

Weighted-average fair value of options granted	$3.50	$10.06	$10.05
Expected volatility	28.1% to 60.7%	23.1% to 39.5%	23.1% to 39.5%
Weighted-average volatility	36.4%	25.6%	23.9%
Expected term (in years)	5.0	4.5	4.6
Dividend yield	0.77%	0.63%	0.59%
Risk-free rate	0.81% to 5.11%	4.4% to 5.2%	4.4% to 5.1%
Expected annual forfeiture	12.7%	10.0%	7.9%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2008, 2007 and 2006. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of stock option award activity under the Company’s stock incentive plans as of January 3, 2009 and changes therein during the fiscal year then ended are summarized as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	($000)

Outstanding at December 29, 2007	4,636,409	$34.33	5.5	$204
Granted	1,922,750	12.95
Exercised	(4,100)	16.92		$12
Cancelled/Expired	(1,195,740)	32.19

Outstanding at January 3, 2009	5,359,319	$27.15	4.5	$819

Vested or expected to vest	4,959,236	$28.31	4.4	$609
Exercisable at January 3, 2009	3,039,908	$33.52	3.2	$—

The total intrinsic value of options exercised was insignificant for the fiscal year ended January 3, 2009. The total intrinsic value of options exercised for the fiscal years ended December 29, 2007 and December 30, 2006 was $22.6 million and $29.1 million, respectively.

As of January 3, 2009 there were approximately 2.3 million unvested stock options with a weighted average exercise price of $18.80 and there was $6.3 million of total unrecognized compensation cost related to nonvested

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $3.9 million, $19.0 million and $21.8 million, respectively.

Restricted Stock

The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. As of January 3, 2009, the Company has not changed the terms of any outstanding awards. These shares generally vest 50 percent on the second anniversary date from the date of grant and 50 percent on the third anniversary date from the date of grant, with the exception of 83,500 outstanding awards granted to key executives in January 2004 that are scheduled to vest in January 2010. The awards which were granted to key executives in 2004 may be accelerated if the total return on the Company’s common stock exceeds that of a predetermined group of competitors or upon the occurrence of certain other events.

The Company grants performance shares to certain of its employees, including the Company’s executive officers. Performance shares are earned based on the achievement of certain profit return on capital targets aligned with the Company’s strategy. In 2006, the Committee granted 166,500 performance shares to a group of key executives. As of January 3, 2009, 150,350 of such shares have vested. The shares vested in equal installments based upon achievement of certain financial performance metrics during the third and fourth quarters of 2006, with one-half of the shares vested on or before March 31, 2007 and one-half vested on January 1, 2008. In 2007, the Committee granted performance shares which will be evaluated based on 2009 performance with the number of shares earned ranging from 0 to 150% of the target amount, or 190,000 shares. These shares will fully vest in 2010. In 2008, the Committee granted performance shares which will be evaluated based on the 2008 and 2010 performance period. The number of shares earned will range from 0 to 200% of the target amount, or 609,000 shares. The shares will fully vest in 2011. As of January 3, 2009, the Company does not expect a significant number of performance shares granted in 2007 and 2008 to vest, which is reflected within the Company’s estimated forfeitures.

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

Compensation expense for stock options and restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted award activity under the Company’s stock incentive plans as of January 3, 2009 and changes therein during the fiscal year then ended are summarized as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested stock at December 29, 2007(a)	1,538,379	$38.42
Granted(b)	1,620,835	13.30
Vested	(344,831)	36.27
Cancelled	(651,275)	33.63

Nonvested stock at January 3, 2009(a)(b)	2,163,108	$21.38

Expected to vest as of January 3, 2009	1,147,039	$22.68

(a)	In the third quarter of 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.

(b)	In the second and third quarters of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2008 year-end and fiscal 2010 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 200% of target.

The weighted average grant date fair value of restricted shares granted in the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $13.30, $40.36 and $38.89, respectively.

As of January 3, 2009, there was $9.5 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. The expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $12.5 million, $20.2 million and $5.8 million, respectively.

NOTE 15:	PROFIT-SHARING, RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains qualified defined contribution plans for its eligible employees. These plans allow deferred arrangements under section 401(k) of the Internal Revenue Code and may provide for employer-matching contributions. One such plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2008 or 2007.

The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense for 2008, 2007 and 2006, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $5.0 million, $4.4 million and $6.7 million, respectively.

The Company has a non-qualified supplemental retirement plan for certain employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an employee under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain employees to defer up to 50 percent of their base salary and up to 100 percent of their annual bonus. The Company established an irrevocable “rabbi” trust to which the Company makes periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16:	STOCKHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the new plan, one preferred stock purchase right is attached to each share of common stock outstanding. The rights are nominally exercisable under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $150. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of 15 percent or more of the Company’s common stock (20 percent or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person which become void, will become exercisable for common stock having a market value of twice the exercise price of the right. If after anyone becomes an Acquiring Person, the Company or 50 percent or more of its assets is acquired in a merger, sale or other business combination, each right (other than voided rights) will become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. The rights do not have voting rights and may be amended by the Company’s Board of Directors and redeemed by the Company at $0.01 per right at any time before any person or group becomes an Acquiring Person. On December 16, 2008, the Board of Directors voted to extend the date on which the Stockholder Rights Plan will expire from December 21, 2008 to December 21, 2009.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17:	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Fiscal Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
In thousands except per share data

(Loss) income from continuing operations	$(813,567)	$(366,403)	$205,419
(Loss) income from discontinued operations, net of tax	(46,638)	878	49,266
Loss on disposal of discontinued operations, net of tax	(91,606)	(7,273)	—

Net (loss) income	$(951,811)	$(372,798)	$254,685

Basic weighted average shares outstanding(a)	93,606	99,800	101,989
Stock options and restricted stock grants(a)(b)(c)	—	—	1,494

Diluted weighted average shares outstanding(a)	93,606	99,800	103,483

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(8.69)	$(3.68)	$2.02
(Loss) income from discontinued operations	(0.50)	0.01	0.48
Loss on disposal of discontinued operations	(0.98)	(0.07)	—

Net (loss) income	$(10.17)	$(3.74)	$2.50

Diluted
(Loss) income from continuing operations	$(8.69)	$(3.68)	$1.98
(Loss) income from discontinued operations	(0.50)	0.01	0.48
Loss on disposal of discontinued operations	(0.98)	(0.07)	—

Net (loss) income	$(10.17)	$(3.74)	$2.46

(a)	Because the Company incurred a loss from continuing operations in 2008 and 2007, outstanding stock options and restricted shares are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	For the fiscal year 2006, outstanding options to purchase 63,000 shares of common stock were not included in the computation of diluted EPS for the year then ended because such options were anti-dilutive.

(c)	Excludes restricted stock for which the performance criteria have not yet been achieved.

NOTE 18:	CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

During fiscal 2008, the Company received net income tax refunds of $19.2 million. During fiscal 2007 and 2006, the Company made net income tax payments of $63.7 million and $141.0 million, respectively. During fiscal 2008, 2007 and 2006, the Company made interest payments of $56.8 million, $49.6 million and $36.7 million, respectively. On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006. As of January 3, 2009, December 29, 2007 and December 30, 2006, the Company accrued capital expenditures totaling $11.2 million, $14.0 million and $19.2 million, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company made business acquisition payments of $100.4 million, which primarily comprised (i) $95.4 million related to earn-out provisions of the Juicy Couture acquisition and (ii) $5.0 million related to the Lucky Brand acquisition. During 2007, the Company made business acquisition payments of $34.3 million, which primarily comprised (i) $19.9 million related to earn-out provisions of the Juicy Couture acquisition; (ii) $10.0 million related to the Lucky Brand acquisition and (iii) $3.4 million related to the acquisition of Kate Spade. During 2006, the Company made business acquisition payments of $236.3 million, which primarily comprised (i) $123.3 million related to the acquisition of Kate Spade; (ii) $80.3 million related to earn-out provisions of the Juicy Couture acquisition; (iii) $22.3 million related to the acquisition of Mac & Jac and (iv) $10.0 million related to the Lucky Brand acquisition.

NOTE 19:	SEGMENT REPORTING

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company revised its segment reporting structure in the fourth quarter of 2008. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, the Company’s international, retail-based operating segment.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, certain assets and liabilities of the C & C California, Laundry by Design and prAna brands, as well as the assets associated with the Company’s closed distribution center, were segregated and reported as held for sale as of December 29, 2007. The activities of these brands, as well as those of the Emma James, Intuitions, J.H. Collectibles, Tapemeasure, Narciso Rodriguez and Enyce brands and the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and of the Company’s former Ellen Tracy brand have been segregated and reported as discontinued operations for all periods presented. All discontinued operations were previously included in the Company’s Partnered Brands segment. Summarized financial data for the aforementioned brands are provided in Note 2 — Discontinued Operations.

In 2007, the Company consolidated its Stamp 10 and Tint brands into its AXCESS and LIZ & CO. brands, respectively, and closed its First Issue brand in early 2008.

The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results on a geographic basis based on selling location, between Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company-owned specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

			Depreciation
			and	Operating			Expenditures for
			Amortization	(Loss)		Segment	Long-Lived
Dollars in thousands	Net Sales	% to Total	Expense	Income	% of Sales	Assets(h)	Assets

Fiscal Year Ended January 3, 2009
Domestic-Based Direct Brands(a)	$1,207,400	30.3%	$40,147	$(331,456)	(27.5)%	$614,797	$205,820
International-Based Direct Brands(b)	1,202,900	30.2%	45,839	(283,600)	(23.6)%	628,044	34,215
Partnered Brands(c)	1,574,646	39.5%	72,100	(118,724)	(7.5)%	624,719	54,611

Totals	$3,984,946	100.0%	$158,086	$(733,780)	(18.4)%		$294,646

Fiscal Year Ended December 29, 2007
Domestic-Based Direct Brands	$1,005,927	22.6%	$28,760	$130,834	13.0%	$870,822	$106,370
International-Based Direct Brands(d)	1,251,946	28.2%	50,353	75,094	6.0%	942,233	54,821
Partnered Brands(e)	2,183,842	49.2%	77,457	(625,428)	(28.6)%	1,339,994	52,979

Totals	$4,441,715	100.0%	$156,570	$(419,500)	(9.4)%		$214,170

Fiscal Year Ended December 30, 2006
Domestic-Based Direct Brands	$722,197	16.1%	$15,000	$128,652	17.8%		$261,747
International-Based Direct Brands(f)	1,161,793	25.8%	44,332	76,973	6.6%		87,848
Partnered Brands(g)	2,613,262	58.1%	73,908	150,414	5.8%		59,936

Totals	$4,497,252	100.0%	$133,240	$356,039	7.9%		$409,531

(a)	The Domestic-Based Direct Brands segment operating loss includes a non-cash impairment charge of $382.4 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies).
(b)	The International-Based Direct Brands segment operating loss includes a non-cash impairment charge of $300.7 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $32.5 million related to streamlining initiatives.
(c)	The Partnered Brands segment operating loss includes a non-cash impairment charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $79.2 million related to streamlining initiatives. The Partnered Brands segment operating loss also includes a $14.3 million gain associated with the sale of the Company’s former North Bergen, NJ distribution center.
(d)	The International-Based Direct Brands segment operating income includes charges totaling $35.3 million related to streamlining initiatives.
(e)	The Partnered Brands segment operating loss includes non-cash impairment charges of $450.8 million related to the impairment of goodwill and $36.3 million related to the Company’s former Ellen Tracy trademark (see

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $72.8 million related to streamlining initiatives.
(f)	The International-Based Direct Brands segment operating income includes charges totaling $30.5 million related to streamlining initiatives.
(g)	The Partnered Brands segment operating income includes charges totaling $50.3 million related to streamlining initiatives.
(h)	Amounts exclude unallocated Corporate assets of $37.9 million and $50.1 million at January 3, 2009 and December 29, 2007, respectively, and assets held for sale of $65.3 million at December 29, 2007.

GEOGRAPHIC DATA

			Depreciation
			and				Expenditures
			Amortization	Operating		Segment	for Long-Lived
	Net Sales	% to Total	Expense	(Loss) Income	% of Sales	Assets(g)	Assets

Dollars in thousands
Fiscal Year Ended January 3, 2009
Domestic(a)	$2,570,253	64.5%	$102,652	$(440,002)	(17.1)%	$1,047,363	$256,791
International(b)	1,414,693	35.5%	55,434	(293,778)	(20.8)%	820,197	37,855

Totals	$3,984,946	100.0%	$158,086	$(733,780)	(18.4)%		$294,646

Fiscal Year Ended December 29, 2007
Domestic(c)	$2,962,443	66.7%	$99,242	$(468,531)	(15.8)%	$1,952,601	$145,989
International(d)	1,479,272	33.3%	57,328	49,031	3.3%	1,200,448	68,181

Totals	$4,441,715	100.0%	$156,570	$(419,500)	(9.4)%		$214,170

Fiscal Year Ended December 30, 2006
Domestic(e)	$3,109,267	69.1%	$84,058	$284,393	9.1%		$309,112
International(f)	1,387,985	30.9%	49,182	71,646	5.2%		100,419

Totals	$4,497,252	100.0%	$133,240	$356,039	7.9%		$409,531

(a)	The Domestic operating loss includes (i) non-cash charges of $382.4 million related to the impairment of goodwill and $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 — Basis of Presentation and Significant Accounting Policies) and (ii) charges totaling $77.8 million related to streamlining initiatives. The Domestic operating loss also includes a $14.3 million gain associated with the sale of the Company’s former North Bergen, NJ distribution center.

(b)	The International operating loss includes a non-cash charge of $300.7 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $34.0 million related to streamlining initiatives.

(c)	The Domestic operating loss includes non-cash charges of $450.8 million related to the impairment of goodwill and $36.3 million related to the Company’s former Ellen Tracy trademark (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $69.4 million related to streamlining initiatives.

(d)	The International operating income includes charges totaling $40.6 million related to streamlining initiatives.

(e)	The Domestic operating income includes charges totaling $46.2 million related to streamlining initiatives.

(f)	The International operating income includes charges totaling $35.3 million related to streamlining initiatives.

(g)	Amounts exclude unallocated Corporate assets of $37.9 million and $50.1 million at January 3, 2009 and December 29, 2007, respectively, and assets held for sale of $65.3 million at December 29, 2007.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation, losses on cash flow hedging derivatives and changes in unrealized gains and losses on securities, as detailed below:

	January 3,	December 29,
	2009	2007
In thousands

Cumulative translation adjustment, net of taxes of $18,115 and $19,410, respectively	$(63,022)	$(18,272)
Losses on cash flow hedging derivatives, net of taxes of $1,318 and $2,321	(3,147)	(6,202)
Unrealized loss on securities, net of taxes of $0 and $46	(547)	(108)

Accumulated other comprehensive loss, net of tax	$(66,716)	$(24,582)

As discussed in Note 11 — Derivative Instruments, the Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. As a result, the foreign currency transaction gains and losses that are recognized on the euro-denominated bonds in accordance with SFAS No. 52 are accounted for as a component of accumulated other comprehensive loss. As of January 3, 2009 and December 29, 2007, the Company recorded a tax benefit of $18.1 million and $19.4 million, respectively, related to such foreign currency transaction gains and losses in the cumulative translation adjustment account in other comprehensive loss (a component of stockholders’ equity).

NOTE 21:	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material effect on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets.” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged. The Company will provide the disclosures related to derivative instruments as required by SFAS No. 161 in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other requirements of SFAS No. 160 shall be applied prospectively. The adoption of SFAS No. 160 in the first fiscal quarter of 2009 requires the following (i) reclassification of the noncontrolling interest from minority interest to equity and (ii) separate presentation of the amounts of consolidated net income and consolidated comprehensive income, attributable to the parent and the noncontrolling interest. The noncontrolling interests of acquired businesses are not material to the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired; (ii) liabilities assumed; (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of SFAS No. 141(R) as required.

NOTE 22:	RELATED PARTY TRANSACTIONS

During 2008, 2007 and 2006, the Company paid the law firm Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, $1.3 million, $0.8 million and $2.0 million, respectively, for fees incurred in connection with legal services provided to the Company. The 2008 amount represents less than one percent of such firm’s 2008 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.

During 2007 and 2006, the Company leased a certain office facility from Amex Property B.V. (“Amex”), a company whose principal owner is Rattan Chadha, former President and Chief Executive Officer of MEXX. The space housed certain offices of the Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal years 2007 and 2006 was $0.7 million and $0.7 million, respectively, excluding a $1.6 million charge to terminate the lease in 2007.

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTE 23:	LEGAL PROCEEDINGS

The Company’s previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that the Company submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that the Company provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and the Company submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed the Company’s submission and has requested certain modifications to the response and some minimal additional testing. The Company has submitted the modified response and additional testing results. The Georgia Department of Natural Resources has reviewed the Company’s modified response and additional testing results and in the first quarter of 2009, notified the Company that it is requiring some additional information to complete the Company’s compliance status report submission. The Company is currently reviewing the request for additional information and will respond within the required timeframe.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24:	UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2008 and 2007 is set forth in the table below. Certain amounts relating to the first and second quarters of 2008 and 2007 have been revised from those previously reported in the Company’s quarterly filings on Form 10-Q during 2008 in order to present the Enyce and Narciso Rodriguez brands and the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and the retail operations of the Company’s former Ellen Tracy brand as discontinued operations (see Note 2 — Discontinued Operations).

	March				June				September				December
	2008		2007		2008		2007		2008		2007		2008		2007
In thousands except per share data

Net sales	$1,095,374		$1,036,638		$963,430		$1,026,542		$1,014,969		$1,206,719		$911,173		$1,171,816
Gross profit	527,051		485,725		460,010		508,983		500,354		584,710		415,885		531,307
(Loss) income from continuing operations, net of tax	(7,756	)(2)	7,641	(3)	(13,841	)(4)	8,115	(5)	(9,419	)(6)	33,517	(7)	(782,551	)(8)	(415,676	)(9)
(Loss) income from discontinued operations, net of tax	(11,063)		8,557		(7,628)		5,516		(8,099)		2,002		(19,848)		(15,197)
Loss on disposal of discontinued operations, net of tax	(12,202)		—		(1,694)		—		(51,207)		(2,468)		(26,503)		(4,805)

Net (loss) income	$(31,021)		$16,198		$(23,163)		$13,631		$(68,725)		$33,051		$(828,902)		$(435,678)

Basic earnings per share:(1)
(Loss) income from continuing operations	$(0.08	)(2)	$0.08	(3)	$(0.15	)(4)	$0.08	(5)	$(0.10	)(6)	$0.33	(7)	$(8.36	)(8)	$(4.34	)(9)
(Loss) income from discontinued operations	(0.12)		0.08		(0.08)		0.05		(0.08)		0.02		(0.21)		(0.16)
Loss on disposal of discontinued operations	(0.13)		—		(0.02)		—		(0.55)		(0.02)		(0.28)		(0.05)

Net (loss) income	$(0.33)		$0.16		$(0.25)		$0.13		$(0.73)		$0.33		$(8.85)		$(4.55)

Diluted earnings per share:(1)
(Loss) income from continuing operations	$(0.08	)(2)	$0.08	(3)	$(0.15	)(4)	$0.08	(5)	$(0.10	)(6)	$0.33	(7)	$(8.36	)(8)	$(4.34	)(9)
(Loss) income from discontinued operations	(0.12)		0.08		(0.08)		0.05		(0.08)		0.02		(0.21)		(0.16)
Loss on disposal of discontinued operations	(0.13)		—		(0.02)		—		(0.55)		(0.02)		(0.28)		(0.05)

Net (loss) income	$(0.33)		$0.16		$(0.25)		$0.13		$(0.73)		$0.33		$(8.85)		$(4.55)

Dividends paid per common share	$.06		$.06		$.06		$.06		$.06		$.06		$.06		$.06

(1)	Because the Company incurred a loss from continuing operations in the fourth quarter of 2007, and in all four quarters in 2008, outstanding stock options and restricted shares are anti-dilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(2)	Includes the after-tax effect of expenses related to streamlining initiatives of $23.6 million ($37.5 million pre-tax) or $0.25 per share.

(3)	Includes the after-tax effect of expenses related to streamlining initiatives of $4.5 million ($7.0 million pre-tax) or $0.04 per share.

(4)	Includes the after-tax effect of expenses related to streamlining initiatives of $13.6 million ($21.5 million pre-tax) or $0.15 per share.

(5)	Includes the after-tax effect of expenses related to streamlining initiatives of $13.2 million ($20.4 million pre-tax) or $0.13 per share.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Includes the after-tax effect of expenses related to streamlining initiatives of $16.2 million ($23.6 million pre-tax) or $0.17 per share and a non-cash impairment charge of $6.3 million ($10.0 million pre-tax) or $0.07 per share related to the Company’s Villager, Crazy Horse and Russ trademark.

(7)	Includes the after-tax effect of expenses related to streamlining initiatives of $13.5 million ($21.3 million pre-tax) or $0.13 per share and a non-cash impairment charge of $7.5 million ($12.3 million pre-tax) or $0.07 per share related to the Company’s Ellen Tracy trademark.

(8)	Includes (i) non-cash goodwill impairment charges aggregating $683.1 million ($7.29 per share); (ii) charges of $29.2 million ($0.31 per share) related to the Company’s streamlining initiatives and (iii) a $14.3 million gain ($0.15 per share) associated with the sale of the Company’s former North Bergen, NJ distribution center. These charges do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during the fourth quarter of 2008 (see Note 7 — Income Taxes). Accordingly, the pre-tax and after tax amounts of such charges are equal.

(9)	Includes (i) the after-tax effect of a non-cash goodwill impairment charge of $343.1 million ($450.8 million pre-tax) or $3.58 per share; (ii) the after-tax effect of expenses related to streamlining initiatives of $40.0 million ($61.3 million pre-tax) or $0.42 per share and (iii) a non-cash impairment charge of $14.5 million ($24.0 million pre-tax) or $0.15 per share related to the Company’s Ellen Tracy trademark.

Liz Claiborne, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning	to Costs and	Charged to			Balance at
Description	of Period	Expenses	Other Accounts	Deductions		End of Period
In thousands

YEAR ENDED JANUARY 3, 2009
Accounts receivable — allowance for doubtful accounts	$6,074	$14,340	$—	$3,489	(a)	$16,925
Allowance for returns	50,288	205,187	—	222,524		32,951
Allowance for discounts	7,018	49,534	—	51,853		4,699

YEAR ENDED DECEMBER 29, 2007
Accounts receivable — allowance for doubtful accounts	$4,470	$3,323	$—	$1,719	(a)	$6,074
Allowance for returns	42,495	237,839	—	230,046		50,288
Allowance for discounts	9,787	73,673	—	76,442		7,018

YEAR ENDED DECEMBER 30, 2006
Accounts receivable — allowance for doubtful accounts	$3,593	$1,435	$—	$558	(a)	$4,470
Allowance for returns	34,097	177,375	—	168,977		42,495
Allowance for discounts	13,482	86,929	—	90,624		9,787

(a)	Uncollectible accounts written off, less recoveries.