Form 10-Q
period 2009-04-04
CLAIBORNE LIZ INC
filed 2009-05-13
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at May 1, 2009 was 95,081,017.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
April 4, 2009

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Form 10-Q (or incorporated by reference into this Form 10-Q), in future filings by us with the Securities and Exchange Commission (“the SEC”), in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to the Company’s future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “we believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•	our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and extended credit facility, which may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in our amended and extended credit facility and the borrowing base requirement in our amended and extended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory;

•	general economic conditions in the United States, Europe and other parts of the world;

•	lower levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

•	continued restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

•	changes in the cost of raw materials, labor, advertising and transportation;

•	our dependence on a limited number of large U.S. department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	our ability to successfully implement our long-term strategic plans;

•	our ability to affect a turnaround of our MEXX Europe business;

•	our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies;

•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union, including our ability to successfully negotiate with our unions with respect to agreements that expire at the end of May 2009;

•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;

•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories, including the risks associated with our sales of Liz & Co. and Concepts by Claiborne outside of better department stores and risks associated with our Liz Claiborne and Claiborne brands association with known designers and retailer and consumer acceptance of the resulting products;

•	the impact of the highly competitive nature of the markets within which we operate, both within the United States and abroad;

•	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;

•	risks associated with our agreement with Li & Fung, which results in a single foreign buying agent for substantially all of our products;

•	our international operations are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product;

•	our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products but political activity seeking to re-impose quota has been initiated or threatened; and

•	our exposure to domestic and foreign currency fluctuations.
     The forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this report as well as in our 2008 Annual Report on Form 10-K. The Company may change its intentions, beliefs or expectations at any time and without notice, based upon any change in the Company’s assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 4,		April 5,
	2009	January 3,	2008
	(Unaudited)	2009	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$41,457	$25,431	$111,142
Accounts receivable — trade, net	384,186	339,158	566,656
Inventories, net	436,131	464,619	526,052
Deferred income taxes	8,116	6,816	99,506
Other current assets	119,575	223,379	287,500
Assets held for sale	16,649	—	31,227

Total current assets	1,006,114	1,059,403	1,622,083

Property and Equipment, Net	524,796	572,428	587,404
Goodwill, Net	—	—	676,238
Intangibles, Net	249,244	251,267	316,939
Deferred Income Taxes	2,164	2,200	20,417
Other Assets	32,986	20,154	23,236

Total Assets	$1,815,304	$1,905,452	$3,246,317

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$267,966	$110,219	$77,087
Accounts payable	174,660	211,529	225,425
Accrued expenses	260,925	301,591	416,730
Income taxes payable	2,673	3,890	34,045
Deferred income taxes	—	—	497

Total current liabilities	706,224	627,229	753,784

Long-Term Debt	485,929	633,420	912,025
Other Non-Current Liabilities	165,052	98,786	109,885
Deferred Income Taxes	38,422	38,358	1,157
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	294,845	292,144	295,170
Retained earnings	1,883,687	1,975,082	2,911,835
Accumulated other comprehensive loss	(64,905)	(66,716)	(37,822)

	2,290,064	2,376,947	3,345,620
Common stock in treasury, at cost 81,361,036, 81,316,925 and 81,610,514 shares	(1,874,030)	(1,873,300)	(1,880,012)

Total Liz Claiborne, Inc. stockholders’ equity	416,034	503,647	1,465,608
Noncontrolling interest	3,643	4,012	3,858

Total stockholders’ equity	419,677	507,659	1,469,466

Total Liabilities and Stockholders’ Equity	$1,815,304	$1,905,452	$3,246,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2009	2008
	(13 Weeks)	(14 Weeks)

Net Sales	$779,665	$1,095,374

Cost of goods sold	430,842	568,323

Gross Profit	348,823	527,051

Selling, general & administrative expenses	425,029	539,458

Goodwill impairment	1,898	—

Operating Loss	(78,104)	(12,407)

Other income (expense), net	5,913	(2,594)

Interest expense, net	(13,882)	(12,103)

Loss Before Provision (Benefit) for Income Taxes	(86,073)	(27,104)

Provision (benefit) for income taxes	1,260	(19,445)

Loss from Continuing Operations	(87,333)	(7,659)

Discontinued operations, net of tax	(4,415)	(23,265)

Net Loss	(91,748)	(30,924)

Net (loss) income attributable to the noncontrolling interest	(369)	97

Net Loss Attributable to Liz Claiborne, Inc.	$(91,379)	$(31,021)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(0.93)	$(0.08)
Net Loss Attributable to Liz Claiborne, Inc.	$(0.97)	$(0.33)

Weighted Average Shares, Basic	93,771	93,507
Weighted Average Shares, Diluted	93,771	93,507
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2009	2008
	(13 Weeks)	(14 Weeks)

Cash Flows from Operating Activities:
Net loss	$(91,748)	$(30,924)
Adjustments to arrive at loss from continuing operations	4,415	23,265

Loss from continuing operations	(87,333)	(7,659)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	38,653	39,499
Impairment of goodwill	1,898	—
Streamlining initiative and other asset write-downs	5,865	2,707
Loss on asset disposals, net	3,453	14,152
Share-based compensation	1,894	3,391
Other, net	(57)	24
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(45,111)	(117,060)
Decrease in inventories, net	24,354	8,791
Decrease in other current and non-current assets	10,281	47,038
(Decrease) increase in accounts payable	(31,063)	1,911
Increase (decrease) in accrued expenses and other non-current liabilities	28,058	(49,794)
Net change in income tax assets and liabilities	101,487	(87,582)
Net cash used in operating activities of discontinued operations	(6,545)	(9,770)

Net cash provided by (used in) operating activities	45,834	(154,352)

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,659)	(46,105)
Payments for purchases of businesses	(5,000)	(5,066)
Payments for in-store merchandise shops	(1,225)	(1,632)
Other, net	309	(392)
Net cash provided by investing activities of discontinued operations	—	60,344

Net cash (used in) provided by investing activities	(24,575)	7,149

Cash Flows from Financing Activities:
Short-term borrowings, net	27,958	61,698
Principal payments under capital lease obligations	(1,066)	(1,075)
Dividends paid	—	(5,257)
Excess tax benefits related to stock options	—	(2,058)
Deferred financing fees	(26,651)	(747)

Net cash provided by financing activities	241	52,561

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,474)	383

Net Change in Cash and Cash Equivalents	16,026	(94,259)
Cash and Cash Equivalents at Beginning of Period	25,431	205,401

Cash and Cash Equivalents at End of Period	$41,457	$111,142

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (“the Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Information presented as of January 3, 2009 is derived from audited financial statements.
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
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center have been segregated and reported as held for sale as of April 4, 2009. In addition, certain assets associated with the Company’s former Ellen Tracy brand and its closed North Bergen, New Jersey distribution center have been segregated and reported as held for sale as of April 5, 2008. Such distribution center was sold during the fourth quarter of 2008.
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
During the three months ended April 5, 2008, the Company recognized a pre-tax charge of $9.5 million on the Ellen Tracy transaction, of which $1.8 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $7.7 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
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
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. The Company also assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
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
In the first quarter of 2009, the Company entered into a ten-year, exclusive buying agency agreement. Pursuant to the agreement, the Company received a payment of $75.0 million, which was recorded within Accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet. Under the terms of the buying agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The Company will reclassify up to $7.5 million per contract year of the $75.0 million as a reduction of inventory cost as inventory is purchased using the buying agent, up to the minimum requirement for the initial term of the agreement and subsequently reflected as a reduction of cost of goods sold as the inventory is sold.
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
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Condensed Consolidated Statement of Operations.

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
The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company concluded that its remaining goodwill was impaired and recorded a non-cash impairment charge of $382.4 million during the fourth quarter of 2008, related to goodwill previously recorded in its Domestic-Based Direct Brands segment.
During the first quarter of 2009, the Company also recorded a goodwill impairment charge of $1.9 million associated with contingent consideration for its acquisition of Mac & Jac in 2006 (see Note 6 – Goodwill and Intangibles, Net).
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. Hedge accounting requires the Company to test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
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
Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges under SFAS No. 133 and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
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
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. The fair value of these cash flow hedges is primarily based on observable forward foreign exchange rates in accordance with SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 4, 2009	January 3, 2009	April 5, 2008
Financial Assets:
Derivatives	$945	$2,424	$457
Financial Liabilities:
Derivatives	$(5,673)	$(8,835)	$(9,196)

The following table presents the non-financial assets the Company measures at fair value on a non-recurring basis, based on the fair value hierarchy as of April 4, 2009:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			for Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	April 4, 2009	Level 1	Level 2	Level 3	April 4, 2009
Long-lived assets held and used	$432	$—	$—	$432	$3,090
In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $3.5 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $3.1 million, which was included in earnings for the three months ended April 4, 2009.
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
As a result of an impairment analysis performed on property and equipment of the Company’s LUCKY brand, the Company determined that the carrying value of a portion of such assets exceeded their fair value. Accordingly, during 2009, the Company recorded a charge of $3.1 million in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of certain retail operations of LUCKY.
Operating Leases
The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. The current portion of the tenant allowances is included in accrued liabilities, while the long-term portion is recorded as a deferred lease credit. These allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in SG&A.
Foreign Currency Translation
Assets and liabilities of non-US subsidiaries are translated at period-end exchange rates. Revenues and expenses are translated at average rates of exchange in effect during the year. Resulting translation adjustments are included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders’ Equity.
Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the Condensed Consolidated Statement of Operations or Other comprehensive (loss) income, as appropriate.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2009 fiscal year, ending January 2, 2010, reflects a 52-week period resulting in a 13-week, three-month period for the first quarter. The 2008 fiscal year reflects a 53-week period resulting in a 14-week, three-month period for the first quarter.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Effective January 4, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 4, 2009, the first day of fiscal year 2009. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with SFAS No. 160, the Company reclassified the noncontrolling interest to a separate component within stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at April 4, 2009, January 3, 2009 and April 5, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 9 – Commitment and Contingencies).
On January 4, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. The Company adjusted its disclosure to provide information about (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial position or results of operations. For additional information, see Note 14 – Derivative Instruments.
LIQUIDITY AND OTHER MATTERS
Liquidity Enhancement and Cost Reduction
The Company was greatly impacted by recessionary pressures in 2008, including a drastic decline in consumer spending in the second half of the year. As the Company anticipates that the global economic recession will continue throughout 2009 and perhaps beyond, the Company is focusing on carefully managing those factors within its control, most importantly spending, including reducing its planned 2009 capital expenditures to a range of $60.0 million to $70.0 million (from $194.2 million in 2008), maximizing inventory productivity by tightening assortments to develop SKU efficiencies and sharpening price-points to maximize inventory turns for both wholesale and retail operations. The Company will continue its streamlining efforts to drive cost out of its operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving working capital and operating cash flows.
The Company’s cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of its quarterly dividend program and the continuation of streamlining initiatives.
In January and May 2009, the Company completed amendments of its bank credit facility (the “Amended Agreement”), which was previously scheduled to expire in October 2009 (see Note 8 – Debt and Lines of Credit). Under the Amended Agreement, the Company is subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Amended Agreement will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its debt and credit facilities; the status of, and any further adverse changes in, the Company’s credit ratings; the financial wherewithal of the Company’s larger department store and specialty store customers; and interest rate and exchange rate fluctuations.
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
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C California and Laundry by Design brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of its former Ellen Tracy brand for net proceeds of $25.8 million, plus contingent consideration of up to $15.0 million based on performance from 2008 through 2012.
On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 in exchange for a net fee of $5.3 million.
On October 20, 2008, the Company entered into an agreement to sell certain assets and liabilities of its former Enyce brand in exchange for a $5.0 million note, plus contingent consideration of $1.0 million.
The Company recorded charges of $1.4 million during the three months ended April 4, 2009 and $19.4 million ($12.2 million, after-tax) during the three months ended April 5, 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consists of property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center as of April 4, 2009 and assets associated with the Company’s former Ellen Tracy brand and its closed North Bergen, New Jersey distribution center as of April 5, 2008, which includes the following:

	April 4,	April 5,
In thousands	2009	2008
Inventories	$—	$8,904
Property and equipment	16,649	5,881
Intangible assets	—	16,442

Total assets held for sale	$16,649	$31,227

Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008
In thousands	(13 Weeks)	(14 Weeks)

Net sales	$796	$49,781

Loss before benefit for income taxes	$(3,021)	$(18,037)

Benefit for income taxes	—	(6,974)

Loss from discontinued operations, net of tax	$(3,021)	$(11,063)

Loss on disposal of discontinued operations, net of tax	$(1,394)	$(12,202)

3. STOCKHOLDERS’ EQUITY
Activity for the three months ended April 4, 2009 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts is summarized as follows:

	Capital in		Common stock
	excess of par	Retained	in treasury, at	Noncontrolling
In thousands	value	earnings	cost	interest

Balance as of January 3, 2009	$292,144	$1,975,082	$(1,873,300)	$4,012
Net loss	—	(91,379)	—	(369)
Restricted shares issued, net of cancellations and shares withheld for taxes	825	—	(756)	—
Share-based compensation	1,894	—	—	—
Dividend equivalent units vested	(18)	(16)	26	—

Balance as of April 4, 2009	$294,845	$1,883,687	$(1,874,030)	$3,643

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of tax for interim periods was as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008
In thousands	(13 Weeks)	(14 Weeks)

Net loss	$(91,748)	$(30,924)
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(13,489)	25,752
Change in cumulative translation adjustment on Eurobonds and other instruments, net of income taxes of $0 and $2,241, respectively	12,109	(36,652)
Changes in unrealized losses on available-for-sale securities, net of income taxes of $0 and $31, respectively	(77)	(10)
Changes in fair value of cash flow hedges, net of income taxes of $(166) and $522, respectively	3,268	(2,330)

Comprehensive loss	(89,937)	(44,164)
Comprehensive loss (income) attributable to the noncontrolling interest	369	(97)

Comprehensive loss attributable to Liz Claiborne, Inc.	$(89,568)	$(44,261)

Accumulated other comprehensive loss consists of the following:

	April 4,	January 3,	April 5,
In thousands	2009	2009	2008

Cumulative translation adjustment, net of income taxes of $18,115, $18,115 and $17,169, respectively	$(64,402)	$(63,022)	$(29,172)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $1,152, $1,318 and $2,843, respectively	121	(3,147)	(8,532)
Unrealized losses on available-for-sale securities, net of income taxes of $0, $0 and $77, respectively	(624)	(547)	(118)

Accumulated other comprehensive loss, net of income taxes	$(64,905)	$(66,716)	$(37,822)

4. INVENTORIES, NET
Inventories, net consisted of the following:

	April 4,	January 3,	April 5,
In thousands	2009	2009	2008

Raw materials	$22,767	$25,778	$29,780
Work in process	3,413	2,975	19,756
Finished goods	409,951	435,866	476,516

Total inventories, net	$436,131	$464,619	$526,052

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	April 4,	January 3,	April 5,
In thousands	2009	2009	2008

Land and buildings	$69,300	$108,175	$108,099
Machinery and equipment	335,098	373,094	382,756
Furniture and fixtures	268,204	277,563	308,395
Leasehold improvements	542,830	545,516	543,649

	1,215,432	1,304,348	1,342,899
Less: Accumulated depreciation and amortization	690,636	731,920	755,495

Total property and equipment, net	$524,796	$572,428	$587,404

Depreciation and amortization expense on property and equipment for the three months ended April 4, 2009 and April 5, 2008 was $32.0 million and $35.1 million, respectively, which includes depreciation for property and equipment under capital leases of $1.6 million and $1.7 million, respectively. Machinery and equipment under capital leases was $44.5 million, $45.0 million and $46.9 million as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively.

6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization	April 4,	January 3,	April 5,
In thousands	Period	2009	2009	2008

Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,154	$32,154	$32,749
Owned trademarks (a)	5 years	1,000	1,000	9,900
Customer relationships (b)	12 years	11,928	11,955	30,671
Merchandising rights	4 years	43,714	49,888	42,860
Other	4 years	2,618	2,618	3,235

Subtotal	8 years	91,414	97,615	119,415

Accumulated Amortization:
Licensed trademarks		(20,501)	(19,795)	(17,373)
Owned trademarks		(367)	(316)	(1,269)
Customer relationships		(2,609)	(2,375)	(6,432)
Merchandising rights		(24,402)	(30,019)	(24,181)
Other		(1,293)	(1,183)	(860)

Subtotal		(49,172)	(53,688)	(50,115)

Net:
Licensed trademarks		11,653	12,359	15,376
Owned trademarks		633	684	8,631
Customer relationships		9,319	9,580	24,239
Merchandising rights		19,312	19,869	18,679
Other		1,325	1,435	2,375

Total amortized intangible assets, net		42,242	43,927	69,300

Unamortized intangible assets:
Owned trademarks(c)		207,002	207,340	247,639

Total intangible assets		$249,244	$251,267	$316,939

(a)	The decrease in the balance compared to April 5, 2008 primarily reflects the disposition of the Company’s interest in the Narciso Rodriguez brand.

(b)	The change in the balance compared to April 5, 2008 primarily reflects the impact of dispositions subsequent thereto (see Note 1—Basis of Presentation and Significant Accounting Policies).

(c)	The change in the balance compared to April 5, 2008 reflects (i) a non-cash impairment charge of $10.0 million recorded within the Company’s Partnered Brands segment related to the Villager, Crazy Horse and Russ trademark during the third quarter of 2008 and (ii) the impact of the disposition of Enyce during 2008.
Amortization expense of intangible assets was $3.6 million for the three months ended April 4, 2009 and April 5, 2008.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2009	$13.9
2010	10.6
2011	8.2
2012	6.1
2013	1.1

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the Company recorded impairment charges during the fourth quarter of 2008 which reduced the carrying value of its goodwill to zero.
The changes in carrying amount of goodwill for the three months ended April 4, 2009 are as follows:

In thousands	Partnered Brands
Balance as of January 3, 2009	$—
Additional purchase price – Mac & Jac	1,898
Impairment charge	(1,898)

Balance as of April 4, 2009	$—

The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company also compared its market capitalization to the combined fair values of its reporting units. In the first quarter of 2009, the Company recorded $1.9 million of additional purchase price and an increase to goodwill related to its estimated second quarter of 2009 contingent payment to the former owners of Mac and Jac. Based on the economic circumstances described above, the Company performed a step two goodwill impairment assessment and concluded that the goodwill recorded as a result of the estimated settlement of the contingency was impaired and recorded an impairment charge of $1.9 million in its Partnered Brands segment.
7. INCOME TAXES
The Company has not recorded income tax benefits for substantially all losses incurred during 2009 as it is not more likely than not that such benefits would be utilized by the Company due to the combination of (i) its recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The Company’s provision for income taxes for the three months ended April 4, 2009 primarily represents increases in deferred tax liabilities for indefinite-lived intangible assets and an increase in the accrual for uncertain tax positions. The Company’s effective tax rate from continuing operations for the three months ended April 5, 2008 is a benefit of 71.7%. Such rate differs from the Federal statutory rate of 35.0% due to the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions.
The Company is subject to taxation in the US and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2005 and prior. The Company settled its 2003 federal audit during the third quarter of 2008. In conjunction with settling the 2003 federal audit, the 2004 and 2005 federal income tax returns were also reviewed and no further audit procedures are expected to be performed for such years.
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $7.9 million within the next twelve months due to the expiration of the statute of limitations and various tax settlements. As of April 4, 2009, uncertain tax positions of $20.1 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.	DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

	April 4,	January 3,	April 5,
In thousands	2009	2009	2008

5% Notes, due July 2013 (a)	$468,092	$485,582	$548,786
Revolving credit facility	263,797	234,400	340,600
Capital lease obligations	21,783	22,787	25,710
Other (b)	223	870	74,016

Total debt	753,895	743,639	989,112
Less: current portion (c)	267,966	110,219	77,087

Long-term debt	$485,929	$633,420	$912,025

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.

(c)	At April 4, 2009, the balance consists primarily of outstanding borrowings under the Company’s revolving credit facility and obligations under capital leases. Outstanding revolver borrowings are reflected as a current liability due to the requirement to repay such obligations with substantially all cash collected by the Company, in accordance with an amendment to the Amended Agreement executed on May 12, 2009. Such requirement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
On January 12, 2009, the Company completed an amendment and extension of its revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its revolving credit facility with the receipt of tax refunds, which aggregated $98.8 million. Such repayment did not reduce future borrowing capacity or alter the maturity date of the facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to the Company’s synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
On May 12, 2009, the Company completed a second amendment to its revolving credit facility, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the Amended Agreement fails to exceed an agreed upon level; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect) for the period from December 2009 through the end of the second quarter of 2010; (iii) adds a minimum availability covenant which requires the Company to maintain availability in excess of an agreed upon level (set at a level below the availability level in (i)); (iv) sets a minimum LIBOR interest rate and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30 million in the borrowing base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
As of April 7, 2009, the Company held a Ba3 corporate family debt rating and a B2 senior unsecured debt rating from Moody’s and a BB- senior unsecured debt rating from S&P.
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of BB- from S&P and B2 from Moody’s. These Notes are designated as a partial hedge of the Company’s net investment in a foreign subsidiary (see Note 14 – Derivative Instruments).
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 9 – Commitments and Contingencies).
As of April 4, 2009, availability under the Company’s revolving credit facility was as follows:

		Borrowing	Outstanding	Letters of	Available
In thousands	Total Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity
Revolving credit facility (a)	$600,000	$480,270	$263,797	$50,554	$165,919

(a)	Availability under the Amended Agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
9. COMMITMENTS AND CONTINGENCIES
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, during the first quarter of 2009, the Company entered an agreement with Li & Fung, whereby Li & Fung was appointed as the Company’s exclusive buying agent for all of the Company’s brands and products (other than jewelry) and the Company received at closing a payment of $75.0 million and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019.
On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. Based on the 2008 fiscal year earnings, the Company has recorded a liability of $2.6 million as of April 4, 2009 (see Note 6 – Goodwill and Intangibles, Net). The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $5-15 million, which will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. The Company recorded the present value of fixed amounts owed of $4.8 million in Accrued expenses and Other Non-Current Liabilities. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million, that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $5-9 million.

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1% of the lessor’s assets. The leases include guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required. The Company has not entered into any other off-balance sheet arrangements.
On May 12, 2009, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 9 and 23 of Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K).
10. STREAMLINING INITIATIVES
2009 Actions
In the first quarter of 2009, the Company completed its long-term, exclusive buying agency agreement with Li & Fung. As a result, the Company’s international buying offices are being integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action include lease terminations, property and equipment impairments and employee terminations and relocation and is anticipated to be completed during 2009. Expenses associated with this action will be partially offset by a payment from Li & Fung.
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center, including staff eliminations and initiated actions to sell the facility.
Also, during the first quarter of 2009, the Company committed to a plan to close or repurpose its Lucky Brand kids stores, although the Company will continue to offer associated merchandise through other channels. The action includes lease terminations and staff reductions and is anticipated to be completed in the second quarter of 2009.
2008 Actions
In the second quarter of 2008, the Company entered into an exclusive long-term global licensing agreement for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. As a result, the Company closed a distribution center dedicated to its fragrance brands and incurred related expenses for staff reductions, office space consolidation including asset write-offs and lease terminations. In the third quarter of 2008, the Company initiated a restructuring action related to its MEXX Europe operations which included a change in the senior management and design teams, as well as cost reduction actions.
2007 Actions
On July 11, 2007, the Company provided details of its long-term strategic plan, which resulted in the following:
—	Realignment of its organization to a brand-centric structure;

—	Discontinuation or licensing of fourteen of the Company’s brands;

—	Implementation of a more competitive cost structure, including cost savings through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
For the three months ended April 4, 2009, the Company recorded charges totaling $33.3 million related to these initiatives. The Company expects to pay approximately $23.1 million of accrued streamlining costs by the end of

2009. For the three months ended April 5, 2008, the Company recorded $37.5 million ($23.6 million after-tax) related to these initiatives, including $14.4 million of payroll and related costs, $12.7 million of lease termination costs, $6.9 million of fixed asset write-downs and disposals and $3.5 million of other costs. Approximately $6.9 million of these charges were non-cash.
For the three months ended April 4, 2009 and April 5, 2008, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Three Months Ended
	April 4, 2009	April 5, 2008
In thousands	(13 weeks)	(14 Weeks)
Domestic-Based Direct Brands	$10,580	$53
International-Based Direct Brands	3,826	6,375
Partnered Brands	18,935	31,060

Total	$33,341	$37,488

A summary rollforward of the liability for streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total
Balance at January 3, 2009	$11,452	$15,359	$—	$616	$27,427
2009 provision	16,924	8,531	5,210	2,676	33,341
2009 fixed asset write-downs	—	—	(5,210)	—	(5,210)
Translation difference	(322)	(151)	—	9	(464)
2009 spending	(12,573)	(5,785)	—	(2,199)	(20,557)

Balance at April 4, 2009	$15,481	$17,954	$—	$1,102	$34,537

11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Three Months Ended
	April 4,	April 5,
	2009	2008
In thousands	(13 Weeks)	(14 Weeks)
Loss from continuing operations	$(87,333)	$(7,659)
Net (loss) income attributable to the noncontrolling interest	(369)	97

Loss from continuing operations attributable to Liz Claiborne, Inc.	(86,964)	(7,756)
Loss from discontinued operations, net of tax	(4,415)	(23,265)

Net loss attributable to Liz Claiborne, Inc.	$(91,379)	$(31,021)

Basic weighted average shares outstanding(a)	93,771	93,507
Stock options and non-vested shares(a)(b)	—	—

Diluted weighted average shares outstanding(a)(b)	93,771	93,507

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(0.93)	$(0.08)

Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.04)	$(0.25)

Net loss attributable to Liz Claiborne, Inc.	$(0.97)	$(0.33)

(a)	Because the Company incurred a loss from continuing operations for the three months ended April 4, 2009 and April 5, 2008, all outstanding stock options and nonvested shares were considered antidilutive for such periods. Accordingly, for the three months ended April 4, 2009 and April 5, 2008, there were 5,912,569 and 4,463,984 outstanding stock options, respectively and 1,233,724 and 1,200,549 outstanding nonvested shares, respectively, which were excluded from the computation of diluted loss per share.

(b)	Excludes 401,960 and 190,000 nonvested shares for the three months ended April 4, 2009 and April 5, 2008, respectively for which the performance criteria have not yet been achieved.
12. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the three months ended April 4, 2009 and April 5, 2008, the Company received net income tax refunds of $98.8 million and made net income tax payments of $8.0 million, respectively and made interest payments of $7.0 million and $8.2 million, respectively. As of April 4, 2009 and April 5, 2008, the Company accrued capital expenditures totaling $8.0 million and $8.4 million, respectively.
During the three months ended April 4, 2009, the Company received a payment of $75.0 million from Li & Fung related to a sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.
During the three months ended April 4, 2009 and April 5, 2008, the Company made business acquisition payments of $5.0 million related to the Lucky Brand acquisition.
13. SEGMENT REPORTING
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:
•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, the Company’s international, retail-based operating segment.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and the Company’s licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, licensing, Company-owned retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers, licensing, Company-owned specialty retail and outlet stores and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Three Months Ended April 4, 2009 (13 weeks)
Domestic-Based Direct Brands	$259,536	33.3%	$(21,163)	(8.2)%
International-Based Direct Brands	208,541	26.7%	(17,191)	(8.2)%
Partnered Brands	311,588	40.0%	(39,750)	(12.8)%

Totals	$779,665	100.0%	$(78,104)	(10.0)%

Three Months Ended April 5, 2008 (14 weeks)
Domestic-Based Direct Brands	$277,916	25.4%	$13,252	4.8%
International-Based Direct Brands	342,234	31.2%	14,122	4.1%
Partnered Brands	475,224	43.4%	(39,781)	(8.4)%

Totals	$1,095,374	100.0%	$(12,407)	(1.1)%

GEOGRAPHIC DATA:

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Three Months Ended April 4, 2009 (13 weeks)
Domestic	$529,755	67.9%	$(50,223)	(9.5)%
International	249,910	32.1%	(27,881)	(11.2)%

Totals	$779,665	100.0%	$(78,104)	(10.0)%

Three Months Ended April 5, 2008 (14 weeks)
Domestic	$696,478	63.6%	$(23,088)	(3.3)%
International	398,896	36.4%	10,681	2.7%

Totals	$1,095,374	100.0%	$(12,407)	(1.1)%

There were no significant changes in segment assets during the three months ended April 4, 2009.
14. DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of April 4, 2009, the Company had forward contracts maturing through December 2009 to sell 45.1 million Canadian dollars for $37.0 million and to sell 83.5 million euro for $107.5 million.

The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of April 4, 2009, January 3, 2009 and April 5, 2008:

	Foreign Currency Contracts Designated as Hedging Instruments Under SFAS No. 133
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 4, 2009	Other current assets	$34,669	$734	Accrued expenses	$99,293	$5,673
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
April 5, 2008	Other current assets	14,987	161	Accrued expenses	93,285	9,129

	Foreign Currency Contracts Not Designated as Hedging Instruments Under SFAS No. 133
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 4, 2009	Other current assets	$10,582	$211	Accrued expenses	$—	$—
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
April 5, 2008	Other current assets	14,006	296	Accrued expenses	5,340	67
The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements for the three months ended April 4, 2009 and April 5, 2008:

In thousands	Three Months Ended April 4, 2009
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized in
	in OCI on	into Income	from Accumulated	Income on
	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$5,506	Cost of goods sold	$(2,072)	$379

In thousands	Three Months Ended April 5, 2008
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized in
	in OCI on	into Income	from Accumulated	Income on
	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(5,948)	Cost of goods sold	$3,096	$446
Approximately $1.3 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
The Company hedges its net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses recognized in accordance with SFAS No. 52, “Foreign Currency Translation,” are recorded within other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current income.

The related translation gain (loss) recorded within other comprehensive loss was $12.1 million and $(36.7) million for the three months ended April 4, 2009 and April 5, 2008, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation gain of $5.5 million is reflected within Other income (expense) on the accompanying Condensed Consolidated Statement of Operations during the three months ended April 4, 2009.
15. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R) and recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of either 7 or 10 years. As of April 4, 2009, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s share-based payment awards totaled $1.9 million during the three months ended April 4, 2009 and $3.4 million during the three months ended April 5, 2008.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Three Months Ended
Valuation Assumptions:	April 4, 2009	April 5, 2008
Weighted-average fair value of options granted	$0.80	$5.02
Expected volatility	48.7% to 60.7%	25.3% to 37.6%
Weighted-average volatility	50.0%	25.7%
Expected term (in years)	4.9	4.5
Dividend yield	0.0%	1.24%
Risk-free rate	0.8% to 4.5%	4.8% to 5.2%
Expected annual forfeiture	12.7%	10.0%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2009 and 2008. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of April 4, 2009 and changes therein during the three month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)
Outstanding at January 3, 2009	5,359,319	$27.15	4.5	$819
Granted	724,000	1.77
Cancelled	(170,750)	29.83

Outstanding at April 4, 2009	5,912,569	$23.96	5.0	$1,762

Vested or expected to vest at April 4, 2009	5,292,155	$25.89	4.8	$1,217

Exercisable at April 4, 2009	3,164,751	$32.69	3.9	$—

As of April 4, 2009, there were approximately 2.7 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.88.
As of April 4, 2009, there was $6.8 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three month periods ended April 4, 2009 and April 5, 2008 was $1.6 million and $1.7 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of April 4, 2009 and changes therein during the three month period then ended are summarized as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 3, 2009 (a)(b)	2,163,108	$21.38
Granted	43,900	2.47
Vested	(174,329)	39.51
Cancelled (b)	(396,995)	19.75

Nonvested stock at April 4, 2009 (a)(b)	1,635,684	$19.34

Expected to vest as of April 4, 2009	935,736	$19.04

(a)	During 2007, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 150% of target.

(b)	During 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions to be measured as of the fiscal 2008 year-end and fiscal 2010 year-end. The ultimate amount of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 200% of target. The shares which were contingently issuable based on 2008 performance were deemed not earned and were cancelled.
As of April 4, 2009, there was $6.8 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three month periods ended April 4, 2009 and April 5, 2008 was $6.9 million and $11.0 million, respectively.

16. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued the following accounting standards, which are effective for periods ending after June 15, 2009:
(i)	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.

(ii)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt and equity securities.

(iii)	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.
The Company is evaluating the impact of the adoption of these standards on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:
•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, our international, retail-based operating segment.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites); and

•	International (wholesale customers, licensing, Company-owned specialty retail and outlet stores and concession stores located outside of the United States).
We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
In July 2007, we announced our long-term strategic plan, which included a strategic review and potential divestiture or closure of 16 our brands. On October 4, 2007, we finalized the disposal of certain assets of our former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Also in 2007, we closed a distribution center and completed its sale in the fourth quarter of 2008. In January 2008, we entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand. We completed the disposition of certain assets and liabilities of our former C&C California and Laundry by Design brands on February 4, 2008 and substantially all of the assets and liabilities of our former prAna brand on April 4, 2008. On April 10, 2008, we disposed of substantially all of the assets and liabilities of our former Ellen Tracy brand and completed our strategic review with the closure of our SIGRID OLSEN brand in the second quarter of 2008. The closure of the SIGRID OLSEN brand included the closure of its wholesale operations and the closure or conversion of its retail locations.
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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets associated with our closed Mt. Pocono, Pennsylvania distribution center have been segregated and reported as held for sale as of April 4, 2009. In addition, certain assets associated with our former Ellen Tracy brand and our closed North Bergen, New Jersey distribution center have been segregated and reported as held for sale as of April 5, 2008.
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
During the three months ended April 5, 2008, we recognized a pre-tax charge of $9.5 million on the Ellen Tracy transaction, of which $1.8 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $7.7 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
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
Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending, including a reduction in our 2009 capital expenditures to a range of $60 million to $70 million, maximizing inventory productivity through tightening assortments to develop SKU efficiencies and sharpening our price-points to maximize inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through supply chain and overhead initiatives that are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment due to the slowdown in consumer spending, which reflects the recent deterioration in the macroeconomic environment in the US, as well as abroad.
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

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” and in our 2008 Annual Report on Form 10-K.
Liquidity, Cost Reduction, Supply Chain and Portfolio Rationalization Initiatives
As a result of an assessment performed in 2007, we implemented strategic imperatives including (i) creating and maintaining a more competitive cost structure through staff reductions, closing and consolidating distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain rationalization; (ii) working toward developing best-in-class retail capabilities and innovating our supply chain; (iii) narrowing our portfolio to a select group of brands and (iv) committing the necessary resources to support growth in our brands.
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
Our cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of our quarterly dividend program and the elimination of approximately 375 positions across the Company. During the first quarter of 2009, we completed the closure of our Mt. Pocono, Pennsylvania distribution center, including the elimination of an additional 350 positions. Also, in January 2009, we completed an amendment and extension of our bank credit facility and in May 2009, we completed an additional amendment to such facility (see Financial Position, Liquidity and Capital Resources).
In 2008, we entered into an agreement with a wholly-owned subsidiary of Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On March 31, 2009, we closed a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, including LUCKY BRAND, JUICY COUTURE, KATE SPADE, and Isaac Mizrahi designed LIZ CLAIBORNE NEW YORK, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX. Pursuant to the agreement, we received a payment of $75 million at closing and an additional payment of $8 million during the second quarter of 2009 to offset restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand or certain termination events. Going forward, we will pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying agent. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen are being integrated into the Li & Fung organization. Approximately 250 of our employees became employees of Li & Fung at closing and we anticipate a total of 225 additional support positions in our overseas offices have been or will be eliminated. The impact on our US sourcing employees will not be known for several months as the transition progresses.

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
Overall Results for the Three Months Ended April 4, 2009
Net Sales
Net sales for the first three months of 2009 were $779.7 million, a decrease of $315.7 million, or 28.8%, when compared to net sales for the first three months of 2008.
A total of 11.8% of this decline in net sales is due to the impact of (i) brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, which reduced net sales by $87.7 million (8.0%) and (ii) fluctuations in foreign currency exchange rates, which reduced net sales by $41.1 million (3.8%).
The remaining decrease in net sales of 17.0% reflects (i) the inclusion of 13 weeks of sales in the three months ended April 4, 2009 compared to 14 weeks of sales in the three months ended April 5, 2008; (ii) sales declines in our International-Based Direct Brands segment due to decreases in wholesale and retail operations; and (iii) sales declines in our Partnered Brands segment principally due to decreased volume and increased promotional activity.
Gross Profit and Loss from Continuing Operations
Gross profit as a percentage of net sales decreased to 44.7% in 2009 from 48.1% in 2008, reflecting increases in promotional activity across all three segments partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the company average. We recorded a loss from continuing operations of $87.3 million in the first three months of 2009, as compared to a loss from continuing operations of $7.6 million in 2008. The increased loss from continuing operations primarily reflects the impact of (i) decreased sales and gross profits; (ii) the absence of the recognition of income tax benefits in 2009 and (iii) a reduction in Selling, general and administrative expenses and other income (expense).
Balance Sheet
We ended the first three months of 2009 with a net debt position of $712.4 million as compared to $877.7 million at the end of the first three months of 2008. Including the receipt of $126.0 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, we generated $401.2 million in cash from continuing operations over the past twelve months, which enabled us to fund $100.3 million of acquisition related payments and capital expenditures of $166.5 million, while decreasing our net debt by $165.3 million. The effect of foreign currency translation on our Eurobond reduced our debt balance by $81.2 million at April 4, 2009 compared to April 5, 2008.
International Operations
In the first three months of 2009, international sales represented 32.1% of our overall sales, as compared to 36.4% in the first three months of 2008. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which decreased net sales in the first three months of 2009 by $41.1 million. The weakening of the euro and Canadian dollar against the US dollar throughout the first three months of 2009 has negatively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed in the Overview section above, our segment reporting structure reflects the brand-focused approach of our businesses and internal reporting. We report our operations in three reportable segments as well as on a geographic basis based on selling location. All data and discussion included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented after applicable inter-company eliminations.
THREE MONTHS ENDED APRIL 4, 2009 COMPARED TO THREE MONTHS ENDED APRIL 5, 2008
The following table sets forth our operating results for the three months ended April 4, 2009 (comprised of 13 weeks) compared to the three months ended April 5, 2008 (comprised of 14 weeks):

	Three Months Ended		Variance
	April 4, 2009	April 5, 2008
Dollars in millions	(13 weeks)	(14 weeks)	$	%

Net Sales	$779.7	$1,095.4	$(315.7)	(28.8)%

Gross Profit	348.8	527.1	(178.3)	(33.8)%

Selling, general & administrative expenses	425.0	539.5	(114.5)	(21.2)%

Goodwill impairment	1.9	—	1.9	*

Operating Loss	(78.1)	(12.4)	(65.7)	*

Other income (expense), net	5.9	(2.6)	8.5	*

Interest expense, net	(13.8)	(12.1)	(1.7)	(14.0)%

Provision (benefit) for income taxes	1.3	(19.5)	20.8	*

Loss from Continuing Operations	(87.3)	(7.6)	(79.7)	*

Discontinued operations, net of tax	(4.4)	(23.3)	18.9	*

Net Loss	(91.7)	(30.9)	(60.8)	*

Net (loss) income attributable to the noncontrolling interest	(0.4)	0.1	(0.5)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(91.3)	$(31.0)	$(60.3)	*

*	Not meaningful.
Net Sales
Net sales for the first quarter of 2009 were $779.7 million, a decrease of $315.7 million, or 28.8%, when compared to the first quarter of 2008, this reduction reflects sales declines in all of our segments as well as an $87.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, the impact of the inclusion of a 14th week of sales in the first quarter of 2008 and the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $41.1 million in the first quarter of 2009.
As detailed below, sales and operating results for the first quarter of 2009 in our specialty retail stores and outlets were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.

Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $259.5 million, decreasing $18.4 million, or 6.6%. Excluding the impact of licensing our fragrance operations in the second quarter of 2008, net sales decreased by 0.8% reflecting the following:
–	Net sales for JUICY COUTURE were $132.6 million, a 5.4% decrease compared to 2008, or an increase of 6.0% excluding the impact of licensing our fragrance operations.
—	We ended the quarter with 63 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 23 specialty stores and 15 outlet stores;

—	Average retail square footage in the first quarter was approximately 320 thousand square feet, an 89.3% increase compared to 2008;

—	Sales productivity was $170 per average square foot as compared to $263 for the first quarter of fiscal 2008; and

—	Comparable store net sales in our Company-owned stores decreased by 22.1% in the first quarter of 2009.
–	Net sales for LUCKY BRAND were $97.0 million, an 11.9% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail, partially offset by increases in outlet operations.
—	We ended the quarter with 193 specialty stores and 38 outlet stores, reflecting the net addition over the last 12 months of 20 specialty stores and 18 outlet stores;

—	Average retail square footage in the first quarter was approximately 569 thousand square feet, a 23.4% increase compared to 2008;

—	Sales productivity was $95 per average square foot as compared to $133 for the first quarter of fiscal 2008; and

—	Comparable store net sales in our Company-owned stores decreased by 17.8% in the first quarter of 2009.
–	Net sales for KATE SPADE were $29.9 million, an 8.5% increase compared to 2008, primarily driven by increases in our wholesale and outlet operations partially offset by declines in specialty retail.
—	We ended the quarter with 47 specialty stores and 28 outlet stores, reflecting the net addition over the last 12 months of 21 specialty stores and 12 outlet stores;

—	Average retail square footage in the first quarter was approximately 154 thousand square feet, a 77.0% increase compared to 2008;

—	Sales productivity was $90 per average square foot as compared to $155 for the first quarter of fiscal 2008; and

—	Comparable store net sales in our Company-owned stores decreased by 27.0% in the first quarter of 2009.
•	International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $208.6 million, a decrease of $133.6 million or 39.0% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $241.9 million, a 29.3% decrease as compared to 2008, primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations, reflecting the following:
–	We ended the quarter with 136 specialty stores, 99 outlet stores and 233 concessions, reflecting the net addition over the last 12 months of 4 specialty stores and 12 outlet stores and the net closure of 59 concessions;

–	Average retail square footage in the first quarter was approximately 1.464 million square feet, a 5.6% increase compared to 2008;

–	Sales productivity was $64 per average square foot as compared to $91 for the first quarter of fiscal 2008;

–	Comparable store net sales in our Company-owned stores decreased by 7.0% in the first quarter of 2009; and

–	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $33.3 million.
Comparable Company-owned store sales are calculated as follows:
–	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

–	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

–	A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

–	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

–	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $311.6 million, a decrease of $163.6 million or 34.4%, reflecting:
–	A $71.6 million, or 15.1%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

–	A net $84.8 million, or 17.8%, decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE, CLAIBORNE, AXCESS and MONET brands; and

–	The impact of fluctuations in foreign currency exchange rates, which decreased net sales by $7.2 million, or 1.5%, primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $166.7 million, or 23.9%, to $529.7 million, reflecting the declines across all segments. International net sales decreased by $149.0 million, or 37.3%, to $250.0 million primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $41.1 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the first quarter of 2009 was $348.8 million (44.7% of net sales), compared to $527.1 million (48.1% of net sales) in the first quarter of 2008. These decreases are primarily due to increased promotional activities across all three of our reportable segments and the impact of fluctuations in foreign currency exchange rates in our international businesses, which decreased gross profit by $21.2 million partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.
Selling, General & Administrative Expenses
SG&A decreased $114.5 million or 21.2%, to $425.0 million in the first quarter of 2009 from $539.5 million in the first quarter of 2008. The decrease in SG&A reflected the following:
•	A $42.7 million decrease in Partnered Brands and corporate SG&A, inclusive of an $8.9 million decrease resulting from the licensing of our cosmetics brands;

•	A $29.5 million decrease in the operations of our International-Based Direct Brands segment;

•	A $26.4 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $25.2 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $6.4 million decrease in Domestic-Based Direct Brands, primarily due to the licensing of our cosmetic brands; and

•	A $15.7 million year-over-year increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion in the second quarter of 2008.
SG&A as a percentage of net sales was 54.5%, compared to 49.3% in the first quarter of 2008, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and deleveraging of expenses in our International-Based Direct Brands segment due to the decline in sales.
Goodwill Impairment
In 2009, we recorded $1.9 million of additional purchase price and an increase to goodwill related to our estimated contingent payment to the former owners of Mac & Jac due in the second quarter of 2009. Based on the current economic circumstances, we concluded that the goodwill recorded as a result of the estimated settlement of the contingency was impaired and recorded an impairment charge in our Partnered Brands segment.

Operating Loss
Operating loss for the first quarter of 2009 was $78.1 million, a decrease of $65.7 million as compared to the first quarter of 2008. Operating loss as a percentage of net sales was (10.0)% in 2009 compared to (1.1)% in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced operating loss by $5.2 million. Operating (loss) income by segment is provided below:
•	Domestic-Based Direct Brands operating loss was $21.2 million ((8.2)% of net sales), compared to operating income of $13.3 million (4.8% of net sales) in 2008. The decrease reflects reduced earnings in our JUICY COUTURE wholesale and retail operations, KATE SPADE non-apparel and retail operations and LUCKY BRAND wholesale and retail operations, as well as restructuring charges principally associated with our LUCKY KIDS stores.

•	International-Based Direct Brands operating loss was $17.2 million ((8.2)% of net sales), compared to operating income of $14.1 million (4.1% of net sales) in 2008. The decrease reflects reduced sales and an increase in promotional activities, partially offset by a $2.9 million increase resulting from fluctuations in foreign currency exchange rates.

•	Partnered Brands operating loss in the first quarter was $39.7 million ((12.8)% of net sales), compared to an operating loss of $39.8 million ((8.4)% of net sales) in 2008, as a result of lower sales and reduced gross profit partially offset by reduced restructuring expenses.
On a geographic basis, Domestic operating loss increased by $27.1 million to a loss of $50.2 million, which predominantly reflects increased losses in our domestic Partnered Brands segment and reduced earnings in the operations of our Domestic-Based Direct Brands segment. The International operating loss was $27.9 million in the first quarter of 2009, compared to operating income of $10.7 million in the first quarter of 2008. This change reflects the losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $5.2 million.
Other Income (Expense), Net
Other income (expense), net amounted to $5.9 million and $(2.6) million in the three months ended April 4, 2009 and April 5, 2008, respectively. Other income (expense), net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation gain of $5.5 million on our euro-denominated notes within earnings in 2009 and (ii) foreign currency transaction gains and losses in 2009 and 2008.
Interest Expense, Net
Interest expense, net increased $1.7 million, or 14.0%, to $13.8 million for the three months ended April 4, 2009 as compared to $12.1 million for the three months ended April 5, 2008, primarily due to increased amortization of bank fees and an increase in interest rates associated with our amended lending facility.
Provision (Benefit) for Income Taxes
During the three months ended April 4, 2009, we recorded a provision for income taxes of $1.3 million, compared to an income tax benefit of $19.5 million in the three months ended April 5, 2008. We have not recorded income tax benefits for substantially all losses incurred during 2009 as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax provision in the three months ended April 4, 2009 primarily represents increases in deferred tax liabilities for indefinite-lived intangible assets and an increase in the accrual for uncertain tax positions. The income tax benefit in the three months ended April 5, 2008 reflects the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first quarter of 2009 increased to $87.3 million, or (11.2)% of net sales, from $7.6 million in the first quarter of 2008, or (0.7)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. decreased to $(0.93) in 2009 from $(0.08) in 2008.
Discontinued Operations, Net of Tax
Loss from discontinued operations in the first quarter of 2009 decreased to $4.4 million, from $23.3 million in the first quarter of 2008, reflecting decreased activities as we wind down these operations. The first quarter 2009 results include a loss on disposal of discontinued operations of $1.4 million and a $3.0 million loss from discontinued operations as compared to a $12.2 million loss on disposal of discontinued operations and an $11.1 million of loss from discontinued operations in 2008. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.04) in 2009 and $(0.25) in 2008.

Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the first quarter of 2009 increased to $91.3 million from $31.0 million in the first quarter of 2008. EPS decreased to $(0.97) in 2009, from $(0.33) in 2008.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund growth in working capital (primarily accounts receivable and inventory); (ii) invest in our information systems to support changes in our supply chain; (iii) fund other capital expenditures related to opening retail stores that were part of our retail expansion initiatives in 2008, the launch of our LIZ CLAIBORNE NEW YORK product line and normal maintenance activities; (iv) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of our previous acquisitions.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.
In January 2009, we completed the amendment and extension of our bank credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On May 12, 2009, we completed a second amendment to our revolving credit facility, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the Amended Agreement fails to exceed an agreed upon level; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect) for the period from December 2009 through the end of the second quarter of 2010; (iii) adds a minimum availability covenant which requires us to maintain availability in excess of an agreed upon level (set at a level below the availability level in (i)); (iv) sets a minimum LIBOR interest rate and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30 million in the borrowing base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the maturity date under the Amended Agreement.
We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under our Amended Agreement will be sufficient to fund our liquidity needs or remain at levels that will keep the fixed charge coverage covenant from springing into effect. The sufficiency and availability of our liquidity sources may be adversely affected by a variety of factors, including, without limitation, the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the current status of, and any further adverse changes in, our credit ratings; our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for the refund of a portion of the $75.0 million closing payment in certain limited circumstances including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. Any such refund could have an adverse impact on our liquidity. In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or a default under the Amended Agreement and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that the financial institutions under the Amended Agreement are able to fulfill their commitments.
As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through June 2010 in the event our borrowing availability falls below certain designated levels, and at all times after June 2010. We are also subject to minimum borrowing availability levels under the Amended Agreement. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no assurances that we will be able to maintain the borrowing availability levels necessary to avoid application of the financial coverage ratio prior to June 2010, and there can no assurance that if such covenant takes effect, that we will be in compliance with such covenant. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. A continuation of this trend may lead to further reduced consumer spending, which would adversely impact our net sales and cash flows, which could affect our compliance with the fixed charge coverage covenant of the Amended Agreement. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.
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
Cash and Debt Balances. We ended the first three months of 2009 with $41.5 million in cash and marketable securities, compared to $111.4 million at the end of the first three months of 2008 and with $753.9 million of debt outstanding, compared to $989.1 million at the end of the first three months of 2008. This $165.3 million decrease in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to cash flows from continuing operations for the last twelve months of $401.2 million, which includes the receipt of $126.0 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, partially offset by $166.5 million in capital and in-store shop expenditures and $100.3 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5% Notes reduced our debt balance by $81.2 million.
Accounts Receivable decreased $182.5 million, or 32.2%, at April 4, 2009 compared to April 5, 2008, primarily due to (i) a reduction in our Partnered Brands segment due to reduced sales, (ii) the impact of brands sold, exited or licensed, (iii) reductions in our International-Based Direct Brands segment and (iv), the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $25.3 million. Accounts receivable increased $45.0 million, or 13.3% at April 4, 2009 compared to January 3, 2009, primarily due to the timing of shipments in our domestic wholesale operations.
Inventories decreased $89.9 million, or 17.1% at April 4, 2009 compared to April 5, 2008, primarily due to conservative inventory management and the year-over-year impact of decreases in our Partnered Brands segment, including the impact of brands sold, exited or licensed, partially offset by increases in our Domestic-Based Direct Brands inventory as a result of growth in our retail operations. The impact of changes in foreign currency exchange rates decreased inventories by $31.1 million, or 5.9% at April 4, 2009 compared to April 5, 2008. Inventories decreased by $28.5 million, or 6.1% compared to January 3, 2009 primarily due to seasonal timing of wholesale shipments and the impact of foreign currency exchange rate fluctuations.
Borrowings under our revolving credit facility peaked at $361.3 million during the first three months of 2009. Our borrowings under this facility totaled $263.8 million at April 4, 2009.
Net cash provided by (used in) operating activities of our continuing operations was $52.4 million in the first three months of 2009, compared to $(144.6) million in the first three months of 2008. This $197.0 million increase was primarily due to the receipt of $98.8 million of net income tax refunds in 2009 and $75.0 million in connection with our agreement with Li & Fung and a decrease in inventories, partially offset by an increase in accounts receivable. In addition, the operating activities of our discontinued operations used $6.5 million and $9.8 million of cash in the three months ended April 4, 2009 and April 5, 2008, respectively.

Net cash used in investing activities of our continuing operations was $24.6 million in the first three months of 2009 compared to $53.2 million in 2008. Net cash used in investing activities in the first three months of 2009 primarily reflects the use of $19.9 million for capital and in-store shop expenditures and the use of $5.0 million for acquisition-related payments of our LUCKY BRAND. Net cash used in the first three months of 2008 primarily reflects the use of $47.7 million for capital and in-store shop expenditures and $5.1 million for acquisition-related payments of our LUCKY BRAND. The investing activities of our discontinued operations provided $60.3 million of cash in the three months ended April 5, 2008, which primarily represents the receipt of cash from dispositions.
Net cash provided by financing activities was $0.2 million in the first three months of 2009, compared to $52.6 million in the first three months of 2008. The $52.4 million year-over-year decrease in cash flows primarily reflects a $33.7 million decrease in net proceeds from short-term borrowings and an increase of $25.9 million in cash paid for deferred financing fees. These decreases were partially offset by the absence of dividend payments and excess tax benefits related to stock options, which used $5.3 million and $2.1 million of cash in 2008, respectively.
Commitments and Capital Expenditures
On February 23, 2009, we entered an agreement with Li & Fung, whereby Li & Fung was appointed as our exclusive buying agent for all of our brands and products (other than jewelry) and we received at closing a payment of $75.0 million and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. In addition, we are obligated to source a minimum value of inventory from Li & Fung each year through the termination of the agreement in 2019.
We may be required to make additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with net cash provided by operating activities or our revolving credit facility:
•	On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”), a privately held fashion apparel company. The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. Based on the 2008 fiscal year earnings, we have recorded a liability of $2.6 million as of April 4, 2009. We currently estimate that the aggregate of the contingent payments will be in the range of approximately $5-15 million, which will be accounted for as additional purchase price when paid.

•	On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of approximately $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. We will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. We recorded the present value of fixed amounts owed of $4.8 million in Accrued expenses and Other Non-Current Liabilities. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $5-9 million.
We are planning a significant reduction in capital expenditures for 2009 to approximately $60 million to $70 million from $194.2 million in 2008. These expenditures primarily relate to our plan to open 10-12 specialty retail stores globally, the continued technological upgrading of our management information systems, costs associated with the launch of our LIZ CLAIBORNE NEW YORK product line and refurbishment of selected LIZ CLAIBORNE outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our revolving credit facility. In addition, pursuant to terms of the Amended Agreement, our capital expenditures may not exceed $85 million in 2009.
Financing Arrangements
Debt consists of the following:

In thousands	April 4, 2009	January 3, 2009	April 5, 2008
5% Notes (a)	$468,092	$485,582	$548,786
Revolving credit facility	263,797	234,400	340,600
Capital lease obligations	21,783	22,787	25,710
Other (b)	223	870	74,016

Total debt	$753,895	$743,639	$989,112

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.
On January 12, 2009, we completed an amendment and extension of our revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its revolving credit facility with the receipt of tax refunds, which aggregated $98.8 million. Such repayment did not reduce future borrowing capacity or alter the maturity date of the facility. As of April 7, 2009, the Company held a Ba3 corporate family rating and a senior unsecured debt rating of B2 from Moody’s and a BB- senior unsecured debt rating from S&P. The revolving credit facility is secured by a first priority lien on substantially all of our assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for our general corporate purposes, and back both trade and standby letters of credit in addition to our synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
On May 12, 2009, we completed an amendment to our Amended Agreement, which is described above.
As of April 7, 2009, the Company held a Ba3 corporate family debt rating and a B2 senior unsecured debt rating from Moody's and a BB- senior unsecured debt rating from S&P.
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of BB- from S&P and B2 from Moody’s. These Notes are designated as a partial hedge of our net investment in a foreign subsidiary.
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

As of April 4, 2009, availability under our revolving credit facility was as follows:

		Borrowing	Outstanding	Letters of	Available
In thousands	Total Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity
Revolving credit facility (a)	$600,000	$480,270	$263,797	$50,554	$165,919

(a)	Availability under the Amended Agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
Off-Balance Sheet Arrangements
On November 21, 2006, we entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27 million. The lessor’s risk included an initial capital investment in excess of 10% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” and therefore consolidation by the Company is not required.
On May 12, 2009, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of April 4, 2009, we had forward contracts maturing through December 2009 to sell 45.1 million Canadian dollars for $37.0 million and to sell 83.5 million euro for $107.5 million.

The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivative designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of April 4, 2009, January 3, 2009 and April 5, 2008:

	Foreign Currency Contracts Designated as Hedging Instruments Under SFAS No. 133
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 4, 2009	Other current assets	$34,669	$734	Accrued expenses	$99,293	$5,673
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
April 5, 2008	Other current assets	14,987	161	Accrued expenses	93,285	9,129

	Foreign Currency Contracts Not Designated as Hedging Instruments Under SFAS No. 133
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 4, 2009	Other current assets	$10,582	$211	Accrued expenses	$—	$—
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
April 5, 2008	Other current assets	14,006	296	Accrued expenses	5,340	67
The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements for the three months ended April 4, 2009 and April 5, 2008:

In thousands	Three Months Ended April 4, 2009
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized in
	in OCI on	into Income	from Accumulated	Income on
	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$5,506	Cost of goods sold	$(2,072)	$379

In thousands	Three Months Ended April 5, 2008
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized in
	in OCI on	into Income	from Accumulated	Income on
	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(5,948)	Cost of goods sold	$3,096	$446
Approximately $1.3 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
We hedge our net investment position in euro functional subsidiaries by designating the 350 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses recognized in accordance with SFAS No. 52, “Foreign Currency

Translation,” are recorded within other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current income.
The related translation gain (loss) recorded within other comprehensive loss was $12.1 million and $(36.7) million for the three months ended April 4, 2009 and April 5, 2008, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation gain of $5.5 million is reflected within Other income (expense) on the accompanying Condensed Consolidated Statement of Operations during the three months ended April 4, 2009.
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
The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Condensed Consolidated Statement of Operations.
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
During the first quarter of 2009, we also recorded a goodwill impairment charge of $1.9 million associated with contingent consideration for our acquisition of Mac & Jac in 2006.
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
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.
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
Share-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Effective January 4, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 4, 2009, the first day of fiscal year 2009. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with SFAS No. 160, we reclassified the noncontrolling interest to a separate component within stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at April 4, 2009, January 3, 2009 and April 5, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 9 of Notes to Condensed Consolidated Financial Statements).
On January 4, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. We adjusted our disclosure to provide information about (i) how and why we use derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on our consolidated financial position or results of operations. For additional information, see Note 14 of Notes to Condensed Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued the following new accounting standards, which are effective for periods ending after June 15, 2009:
(i)	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.

(ii)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt and equity securities.

(iii)	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.
We are evaluating the impact of the adoption of these standards on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to interest rate volatility relating to interest rate changes applicable to our revolving credit facility. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of April 4, 2009, January 3, 2009 and April 5, 2008, our exposure to changing market rates was as follows:

In millions	April 4, 2009	January 3, 2009	April 5, 2008

Variable rate debt	$263.8	$234.4	$413.7
Average interest rate	6.21%	3.90%	4.31%
A ten percent change in the average rate would have resulted in a $0.5 million change in interest expense during the three months ended April 4, 2009.
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, synthetic lease and our bank revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. As of April 4, 2009, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency exchange rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year and to hedge expected payment of intercompany transactions with our non-US subsidiaries. Gains and losses on contracts which hedge specific foreign currency denominated commitments, are recognized in the period in which the underlying hedged item affects earnings.
At April 4, 2009, January 3, 2009 and April 5, 2008, we had forward contracts aggregating to $144.5 million, $185.3 million and $122.1 million, respectively. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were $(4.9) million at April 4, 2009, $(6.5) million at January 3, 2009 and $(8.9) million at April 5, 2008. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicates that if the US dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $15.3 million. Conversely, if the US dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $14.5 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in euro functional subsidiaries by designating the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see Hedging

Activities), we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicates if the US dollar weakened by 10% against the euro, a translation loss of $19.0 million associated with the ineffective portion of the hedge would be recorded in other income. Conversely, if the US dollar strengthened by 10% against the euro, a translation gain of $19.0 million associated with the ineffective portion of the hedge would be recorded in other income.
We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and asses such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2009, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming statements and omissions surrounding the Company’s wholesale business. The Company believes that the allegations contained in the complaint are without merit, and the Company intends to defend this lawsuit vigorously.
The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 9 and 23 of Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K).
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and we submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed our submission and has requested certain modifications to the response and some minimal additional testing. We have submitted the modified response and additional testing results. The Georgia Department of Natural Resources has reviewed our modified response and additional testing results and in the first quarter of 2009, notified us that it is requiring some additional information to complete our compliance status report submission. We are currently reviewing the request for additional information and will respond within the required timeframe.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors included in our annual report on Form 10-K for the year ended January 3, 2009, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks discussed occur, our business, financial condition and operating results could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business.
There has not been any material changes during the quarter ended April 4, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended January 3, 2009, other than the following:
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
In January 2009, we completed the amendment and extension of our revolving credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On May 12, 2009, we completed a second amendment to our revolving credit facility, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the Amended Agreement fails to exceed an agreed upon level; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect) for the period from December 2009 through the end of the second quarter of 2010; (iii) adds a minimum availability covenant which requires us to maintain availability in excess of an agreed upon level (set at a level below the availability level in (i)); (iv) sets a minimum LIBOR interest rate and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30 million in the borrowing base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under our Amended Agreement will be sufficient to fund our liquidity needs or remain at levels that will keep the fixed charge coverage covenant from springing into effect. The sufficiency and availability of our liquidity sources may be adversely affected by a variety of factors, including, without limitation, the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the current status of, and any further adverse changes in, our credit ratings; our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for the refund of a portion of the $75.0 million closing payment in certain limited circumstances including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. Any such refund could have an adverse impact on our liquidity. In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or a default under the Amended Agreement, and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that the financial institutions under the Amended Agreement are able to fulfill their commitments.
As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through June 2010 in the event our borrowing availability falls below certain designated levels, and at all times after June 2010. We are also subject to a minimum borrowing availability levels under the Amended Agreement. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no assurances that we will be able to maintain the borrowing availability levels necessary to avoid application of the financial coverage ratio prior to June 2010, and there can no assurance that if such covenant takes effect, that we will be in compliance with such covenant. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. A continuation of this trend may lead to further reduced consumer spending, which would adversely impact our net sales and cash flows, which could affect our compliance with the fixed charge coverage covenant of the Amended Agreement. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.
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

As of April 7, 2009, the Company held a Ba3 corporate family rating and a B2 senior unsecured debt rating from Moody’s and a BB- senior unsecured debt rating from S&P.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended April 4, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total Number			Shares Purchased as	Yet Be Purchased
	of Shares			Part of Publicly	Under the Plans or
	Purchased		Average Price	Announced Plans or	Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (b)
January 4, 2009 - January 31, 2009	1.8	(a)	$2.63	—	$28,749
February 1, 2009 - March 7, 2009	63.5	(a)	2.73	—	28,749
March 8, 2009 - April 4, 2009	0.8	(a)	2.08	—	28,749

Total 13 - Weeks Ended April 4, 2009	66.1	(a)	$2.71	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 13, 2009

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.
By:	/s/ Andrew Warren ANDREW WARREN	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer (Principal accounting officer)