Form 10-Q
period 2009-07-04
CLAIBORNE LIZ INC
filed 2009-08-12
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10689
LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Broadway, New York, New York	10018

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at August 3, 2009 was 95,085,697.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
July 4, 2009

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 4, 2009		July 5, 2008
	(Unaudited)	January 3, 2009	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$52,910	$25,431	$100,380
Accounts receivable — trade, net	296,653	339,158	439,459
Inventories, net	385,134	464,619	496,878
Deferred income taxes	5,576	6,816	100,603
Other current assets	123,554	223,379	301,670
Assets held for sale	16,649	—	5,273

Total current assets	880,476	1,059,403	1,444,263

Property and Equipment, Net	510,164	572,428	595,819
Goodwill, Net	—	—	681,503
Intangibles, Net	250,425	251,267	313,512
Deferred Income Taxes	2,315	2,200	14,264
Other Assets	34,672	20,154	22,590

Total Assets	$1,678,052	$1,905,452	$3,071,951

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$139,264	$110,219	$87,098
Accounts payable	164,949	211,529	196,901
Accrued expenses	252,812	301,591	409,480
Income taxes payable	1,663	3,890	—
Deferred income taxes	—	—	497

Total current liabilities	558,688	627,229	693,976

Long-Term Debt	578,363	633,420	811,294
Other Non-Current Liabilities	161,177	98,786	114,550
Deferred Income Taxes	37,135	38,358	17,009
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	312,534	292,144	295,980
Retained earnings	1,801,575	1,975,082	2,883,400
Accumulated other comprehensive loss	(75,056)	(66,716)	(48,558)

	2,215,490	2,376,947	3,307,259
Common stock in treasury, at cost 81,361,693, 81,316,925 and 81,676,396 shares	(1,876,430)	(1,873,300)	(1,876,010)

Total Liz Claiborne, Inc. stockholders’ equity	339,060	503,647	1,431,249
Noncontrolling interest	3,629	4,012	3,873

Total stockholders’ equity	342,689	507,659	1,435,122

Total Liabilities and Stockholders’ Equity	$1,678,052	$1,905,452	$3,071,951

The accompanying Notes to Condensed Consolidated Financial Statements are integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
	(26 Weeks)	(27 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$1,463,435	$2,058,804	$683,770	$963,430

Cost of goods sold	788,223	1,071,743	357,381	503,420

Gross Profit	675,212	987,061	326,389	460,010

Selling, general & administrative expenses	812,130	1,021,165	387,101	481,707

Goodwill impairment	2,785	—	887	—

Operating Loss	(139,703)	(34,104)	(61,599)	(21,697)

Other expense, net	(1,374)	(3,559)	(7,287)	(965)

Interest expense, net	(29,452)	(21,873)	(15,570)	(9,770)

Loss Before Benefit for Income Taxes	(170,529)	(59,536)	(84,456)	(32,432)

Benefit for income taxes	(6,451)	(38,052)	(7,711)	(18,607)

Loss from Continuing Operations	(164,078)	(21,484)	(76,745)	(13,825)

Discontinued operations, net of tax	(9,790)	(32,587)	(5,375)	(9,322)

Net Loss	(173,868)	(54,071)	(82,120)	(23,147)

Net (loss) income attributable to the noncontrolling interest	(383)	113	(14)	16

Net Loss Attributable to Liz Claiborne, Inc.	$(173,485)	$(54,184)	$(82,106)	$(23,163)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(1.75)	$(0.23)	$(0.82)	$(0.15)
Net Loss Attributable to Liz Claiborne, Inc.	$(1.85)	$(0.58)	$(0.87)	$(0.25)

Weighted Average Shares, Basic and Diluted	93,828	93,202	93,885	93,638
The accompanying Notes to Condensed Consolidated Financial Statements are integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2009	July 5, 2008
	(26 Weeks)	(27 Weeks)
Cash Flows from Operating Activities:
Net loss	$(173,868)	$(54,071)
Adjustments to arrive at loss from continuing operations	9,790	32,587

Loss from continuing operations	(164,078)	(21,484)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	79,922	80,130
Impairment of goodwill	2,785	—
Streamlining initiatives and other asset write-downs	7,999	2,805
Loss on asset disposals, net	4,710	12,855
Share-based compensation	4,423	8,015
Other, net	137	(42)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	47,108	9,343
Decrease in inventories, net	76,542	37,272
Decrease (increase) in other current and non-current assets	3,199	(5,464)
Decrease in accounts payable	(40,472)	(30,630)
Increase (decrease) in accrued expenses and other non-current liabilities	19,439	(59,053)
Net change in income tax assets and liabilities	97,838	(71,245)
Net cash used in operating activities of discontinued operations	(11,370)	(18,375)

Net cash provided by (used in) operating activities	128,182	(55,873)

Cash Flows from Investing Activities:
Proceeds from disposition	—	21,252
Purchases of property and equipment	(35,609)	(86,716)
Payments for purchases of businesses	(8,755)	(5,137)
Payments for in-store merchandise shops	(4,978)	(3,133)
Other, net	(721)	(430)
Net cash provided by investing activities of discontinued operations	—	64,776

Net cash used in investing activities	(50,063)	(9,388)

Cash Flows from Financing Activities:
Short-term borrowings, net	(97,810)	(27,005)
Proceeds from issuance of convertible senior notes	90,000	—
Principal payments under capital lease obligations	(2,148)	(2,094)
Dividends paid	—	(10,525)
Payment of deferred financing fees	(37,182)	(1,059)

Net cash used in financing activities	(47,140)	(40,683)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,500)	923

Net Change in Cash and Cash Equivalents	27,479	(105,021)
Cash and Cash Equivalents at Beginning of Period	25,431	205,401

Cash and Cash Equivalents at End of Period	$52,910	$100,380

The accompanying Notes to Condensed Consolidated Financial Statements are integral part of these statements.

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

In connection with actions initiated in July 2007, the Company (i) disposed of certain assets of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands on October 4, 2007; (ii) disposed of certain assets and liabilities of its former C&C California and Laundry by Design brands on February 4, 2008; (iii) disposed of substantially all of the assets and liabilities of its former prAna brand on April 4, 2008; (iv) disposed of substantially all of the assets and liabilities of its former Ellen Tracy brand on April 10, 2008; (v) closed its SIGRID OLSEN brand, which included the closure of its wholesale operations and the closure or conversion of its retail locations in the second quarter of 2008 and (vi) entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand.
On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 and on October 20, 2008, the Company completed the sale of certain assets of its former Enyce brand.

During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center have been segregated and reported as held for sale as of July 4, 2009. In addition, certain assets associated with the Company’s closed North Bergen, New Jersey distribution center have been segregated and reported as held for sale as of July 5, 2008. Such distribution center was sold during the fourth quarter of 2008.
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
During the six months ended July 5, 2008, the Company recognized a pre-tax charge of $10.6 million on the Ellen Tracy transaction, of which $2.5 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
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
During 2009, the Company also recorded a goodwill impairment charge of $2.8 million associated with contingent consideration for its acquisition of Mac & Jac in 2006 (see Note 6 – Goodwill and Intangibles, Net).
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
The Company hedges its net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for the effective portion of a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. The Company has at times used derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.

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
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value Measurements
The Company applies the concepts and framework presented in SFAS No. 157, “Fair Value Measurement” to (i) all financial instruments that are being measured and reported on a fair value basis; (ii) non-financial assets and liabilities measured and reported at fair value on a non-recurring basis; and (iii) disclosures of fair value of certain financial assets and liabilities.
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
Fair value measurement for the Company’s assets assumes the highest and best use (the use that generates the highest returns individually or as a group) for the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. This applies even if the intended use of the asset by the Company is different.
Fair value measurement for the Company’s liabilities assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to the liability is the same before and after the transaction. Nonperformance risk refers to the risk that the obligation will not be fulfilled and includes the Company’s own credit risk.
The Company has chosen not to elect the fair value measurement provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for its existing instruments.
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
As a result of the decision to close the retail operations of the Company’s MEXX brand in the United Kingdom (“MEXX UK”), an impairment analysis was performed on the property and equipment of MEXX UK. The Company determined that the carrying value of such assets exceeded their fair value. Accordingly, during the first quarter of 2008. The Company recorded a pre-tax charge of $2.6 million within SG&A on the accompanying Condensed Consolidated Statements of Operations in order to reduce the carrying value of such assets to their estimated fair value. The impairment resulted from a decline in future anticipated cash flows of the retail operations of MEXX UK.
As a result of the decision to exit certain operational retail formats, an impairment analysis was performed on the associated property and equipment, which relates to the Company’s LUCKY BRAND and certain Canadian retail operations the Company determined that the carrying value of a portion of such assets exceeded their fair value. Accordingly, during 2009, the Company recorded a charge of $4.9 million to reduce the carrying value of such assets to their estimated fair value. The impairments resulted from a decline in respective future anticipated cash flows of certain retail operations of LUCKY BRAND and certain retail operations in Canada.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2009 fiscal year, ending January 2, 2010, reflects a 52-week period resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2008 fiscal year reflects a 53-week period resulting in a 13-week, three-month period and a 27-week, six-month period for the second quarter.
Subsequent Events
The Company’s policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred after July 4, 2009 through August 12, 2009, the date the Company issued these financial statements. During this period there were no material recognizable or nonrecognizable subsequent events.
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
The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 4, 2009, the first day of fiscal year 2009. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with SFAS No. 160, the Company reclassified the noncontrolling interest to a separate component within stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at July 4, 2009, January 3, 2009 and July 5, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 10 — Commitment and Contingencies).

On January 4, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. The Company adjusted its disclosure to provide information about (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. The adoption of the provisions of SFAS No. 161 did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 15 – Derivative Instruments.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures. The adoption of FAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the provisions of FSP FAS 107-1 and APB 28-1did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 — Fair Value Measurements.
In the second quarter of 2009, the Company adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with SFAS No. 165, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s condensed consolidated financial statements.
LIQUIDITY AND OTHER MATTERS
Liquidity Enhancement and Cost Reduction
The Company has been greatly impacted by recessionary pressures since 2008, including a drastic decline in consumer spending that began in the second half of the year. As the global economic recession continued in the first half of 2009 and may continue into 2010, the Company remains focused on carefully managing those factors within its control, most importantly spending, including reducing its planned 2009 capital expenditures to approximately $70.0 million (from $194.2 million in 2008), maximizing inventory productivity by tightening assortments to develop SKU efficiencies and sharpening price-points to maximize inventory turns for both wholesale and retail operations. The Company will continue its streamlining efforts to drive cost out of its operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving gross margins, working capital and operating cash flows.
The Company’s cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases in 2009, the cessation of its quarterly dividend program and the continuation of streamlining initiatives.
On June 24, 2009, the Company completed the offering of $90.0 million of 6% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”). The Convertible Notes are unsecured, senior obligations of the Company, will pay interest semi-annually at a rate of 6% per annum, and will be convertible, under certain circumstances, into cash, shares of the Company’s common stock, or a combination of cash and shares, at the option of the Company. The Company used the net proceeds from the offering to repay a portion of the outstanding borrowings under its amended credit facility (see Note 8 — Debt and Lines of Credit).
In January and May 2009, the Company completed amendments of its bank credit facility (the “Amended Agreement”), which was previously scheduled to expire in October 2009 (see Note 8 — Debt and Lines of Credit). Under the Amended Agreement, the Company is subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances.

The Company is subject to a fixed charge coverage covenant through June 2010 in the event its borrowing availability falls below certain designated levels, and at all times after June 2010. The Company is also subject to minimum borrowing availability levels under the Amended Agreement. Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements through the end of the second fiscal quarter of 2010. While there can be no assurances that the Company will be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant prior to June 2010, the Company currently anticipates that its borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant prior to July 2010. There can be no certainty that availability under the Amended Agreement will be sufficient to fund its liquidity needs or will remain at levels that will keep the fixed charge coverage covenant from springing into effect prior to July 2010. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its debt and credit facilities; the status of, and any further adverse changes in, the Company’s credit ratings; the financial wherewithal of the Company’s larger department store and specialty store customers; and interest rate and exchange rate fluctuations.
When the fixed charge coverage covenant takes effect as of the July 2010 fiscal month, if the Company does not return to profitability in 2010, the Company would not expect to be able to comply with this covenant, or if it springs into effect due to an unexpected failure to comply with availability requirements under the Amended Agreement prior to July 2010, the Company would not expect to be able to comply with this covenant unless there is a significant improvement in its net sales, profitability and cash flows. Should the Company be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, the Company would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. There can be no assurances that the Company will be able to secure any such waiver or amendment. Should the Company be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, the Company’s liquidity would be significantly impaired, which would have a material adverse effect on the Company’s business, financial condition and results of operations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and our 5% 350 million euro Notes (the “Notes”) due 2013. The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.
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

The Company recorded charges of $2.6 million and $1.2 million during the six and three months ended July 4, 2009 and $22.1 million ($13.9 million, after-tax) and $2.7 million ($1.7 million, after-tax) during the six and three months ended July 5, 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs.
Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
In thousands	(26 Weeks)	(27 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$461	$64,753	$(335)	$14,972

Loss before benefit for income taxes	$(7,177)	$(30,524)	$(4,156)	$(12,487)

Benefit for income taxes	—	(11,833)	—	(4,859)

Loss from discontinued operations, net of tax	$(7,177)	$(18,691)	$(4,156)	$(7,628)

Loss on disposal of discontinued operations, net of tax	$(2,613)	$(13,896)	$(1,219)	$(1,694)

Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consists of property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center as of July 4, 2009 and property and equipment associated with the Company’s former North Bergen, New Jersey distribution center as of July 5, 2008.
3. STOCKHOLDERS’ EQUITY
Activity for the six months ended July 4, 2009 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts is summarized as follows:

			Common
	Capital in		stock in
	excess of par	Retained	treasury, at	Noncontrolling
In thousands	value	earnings	cost	interest
Balance as of January 3, 2009	$292,144	$1,975,082	$(1,873,300)	$4,012
Net loss	—	(173,485)	—	(383)
Issuance of convertible senior notes, net	11,992	—	—	—
Restricted shares issued, net of cancellations and shares withheld for taxes	3,999	—	(3,169)	—
Share-based compensation	4,423	—	—	—
Dividend equivalent units vested	(24)	(22)	39	—

Balance as of July 4, 2009	$312,534	$1,801,575	$(1,876,430)	$3,629

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the Company adopted SFAS No. 160 on January 4, 2009. Accordingly, the noncontrolling interest previously presented as a liability has been reclassified to stockholders’ equity to conform to the current year presentation. Activity for the six months ended July 5, 2008 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts is summarized as follows:

			Common
	Capital in		stock in
	excess of par	Retained	treasury, at	Noncontrolling
In thousands	value	earnings	cost	interest
Balance as of December 29, 2007	$296,158	$2,948,085	$(1,880,534)	$3,760
Net (loss) income	—	(54,184)	—	113
Restricted shares issued, net of cancellations and shares withheld for taxes	(6,167)	—	4,498	—
Share-based compensation	8,015	—	—	—
Stock options exercised	25	—	26	—
Tax benefit on exercise of options	7	—	—	—
Tax deficiency related to share-based compensation	(2,058)	—	—	—
Dividends declared	—	(10,501)	—	—

Balance as of July 5, 2008	$295,980	$2,883,400	$(1,876,010)	$3,873

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of tax for interim periods was as follows:

	Six Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
In thousands	(26 Weeks)	(27 Weeks)	(13 Weeks)	(13 Weeks)
Net loss	$(173,868)	$(54,071)	$(82,120)	$(23,147)
Other comprehensive (loss) income, net of tax:

Change in cumulative translation adjustment	28	8,002	18,978	(50,905)
Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $1,033, $3,633, $1,033 and $1,392, respectively	(3,310)	(32,042)	(20,880)	37,765
Changes in unrealized losses on available-for-sale securities, net of income taxes of $0, $50, $0 and $19, respectively	177	(39)	253	(29)
Changes in fair value of cash flow hedges, net of income taxes of $(640), $(352), $(474) and $(874), respectively	(5,235)	103	(8,503)	2,433

Comprehensive loss	(182,208)	(78,047)	(92,272)	(33,883)

Comprehensive loss (income) attributable to the noncontrolling interest	383	(113)	14	(16)

Comprehensive loss attributable to Liz Claiborne, Inc.	$(181,825)	$(78,160)	$(92,258)	$(33,899)

Accumulated other comprehensive loss consists of the following:

In thousands	July 4, 2009	January 3, 2009	July 5, 2008
Cumulative translation adjustment, net of income taxes of $17,082, $18,115 and $15,537, respectively	$(66,304)	$(63,022)	$(42,312)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $386, $1,318 and $1,969, respectively	(8,382)	(3,147)	(6,099)
Unrealized losses on available-for-sale securities, net of income taxes of $0, $0 and $96, respectively	(370)	(547)	(147)

Accumulated other comprehensive loss, net of income taxes	$(75,056)	$(66,716)	$(48,558)

4. INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	July 4, 2009	January 3, 2009	July 5, 2008
Raw materials	$17,600	$25,778	$16,342
Work in process	3,396	2,975	16,234
Finished goods	364,138	435,866	464,302

Total inventories, net	$385,134	$464,619	$496,878

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	July 4, 2009	January 3, 2009	July 5, 2008
Land and buildings	$69,300	$108,175	$108,097
Machinery and equipment	337,790	373,094	396,736
Furniture and fixtures	277,895	277,563	309,965
Leasehold improvements	550,153	545,516	538,031

	1,235,138	1,304,348	1,352,829
Less: Accumulated depreciation and amortization	724,974	731,920	757,010

Total property and equipment, net	$510,164	$572,428	$595,819

Depreciation and amortization expense on property and equipment for the six months ended July 4, 2009 and July 5, 2008 was $64.6 million and $67.5 million, respectively, which includes depreciation for property and equipment under capital leases of $3.2 million and $3.3 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended July 4, 2009 and July 5, 2008 was $32.6 million and $32.4 million, respectively, which includes depreciation for property and equipment under capital leases of $1.6 million and $1.7 million respectively. Machinery and equipment under capital leases was $45.1 million, $45.0 million and $46.9 million as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively.

6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	July 4, 2009	January 3, 2009	July 5, 2008
Amortized intangible assets:
Gross Carrying Amount:
Licensed trademarks	15 years	$32,154	$32,154	$32,749
Owned trademarks (a)	5 years	1,000	1,000	9,900
Customer relationships (b)	12 years	12,041	11,955	30,639
Merchandising rights	4 years	47,963	49,888	43,284
Other	4 years	2,322	2,618	3,204

Subtotal	9 years	95,480	97,615	119,776

Accumulated Amortization:
Licensed trademarks		(21,207)	(19,795)	(18,104)
Owned trademarks		(417)	(316)	(1,636)
Customer relationships		(2,882)	(2,375)	(6,967)
Merchandising rights		(27,287)	(30,019)	(25,915)
Other		(1,312)	(1,183)	(1,033)

Subtotal		(53,105)	(53,688)	(53,655)

Net:
Licensed trademarks		10,947	12,359	14,645
Owned trademarks		583	684	8,264
Customer relationships		9,159	9,580	23,672
Merchandising rights		20,676	19,869	17,369
Other		1,010	1,435	2,171

Total amortized intangible assets, net		42,375	43,927	66,121

Unamortized intangible assets:
Owned trademarks(c)		208,050	207,340	247,391

Total intangible assets		$250,425	$251,267	$313,512

(a)	The decrease in the balance compared to July 5, 2008 primarily reflects the disposition of the Company’s interest in the Narciso Rodriguez brand.

(b)	The change in the balance compared to July 5, 2008 reflects the impact of the disposition of Enyce.

(c)
The change in the balance compared to July 5, 2008 reflects (i) a non-cash impairment charge of $10.0 million recorded within the Company’s Partnered Brands segment related to the Villager, Crazy Horse and Russ trademark during the third quarter of 2008 and (ii) the impact of the disposition of Enyce during 2008.

Amortization expense of intangible assets was $7.4 million and $6.8 million for the six months ended July 4, 2009 and July 5, 2008, respectively, and $3.8 million and $3.2 million for the three months ended July 4, 2009 and July 5, 2008, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2009	$14.4
2010	11.4
2011	8.9
2012	6.8
2013	1.4

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company recorded impairment charges during the fourth quarter of 2008 which reduced the carrying value of its goodwill to zero.
The changes in carrying amount of goodwill for the six months ended July 4, 2009 are as follows:

In thousands	Partnered Brands
Balance as of January 3, 2009	$—
Additional purchase price — Mac & Jac	2,785
Impairment charge	(2,785)

Balance as of July 4, 2009	—

The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company also compared its market capitalization to the combined fair values of its reporting units. During 2009, the Company recorded $2.8 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac. Based on the economic circumstances described above, the Company performed a step two goodwill impairment assessment and concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in its Partnered Brands segment.
7. INCOME TAXES
During 2008, the Company recorded valuation allowances for substantially all deferred tax assets due to the combination of (i) its recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The Company continues to provide for a full valuation allowance in most jurisdictions.
The Company’s benefit for income taxes during the six and three months ended July 4, 2009 primarily resulted from the allocation of a tax benefit to continuing operations pursuant to SFAS No. 109, paragraph 140. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. The issuance of the Convertible Notes in June of 2009 resulted in the recognition of a credit to the capital in excess of par value account of $20.6 million (see Note 8 — Debt and Lines of Credit), which caused the allocation of a tax benefit to continuing operations of approximately $8.0 million. The benefit for income taxes for the three and six months ended July 4, 2009 is net of tax expense related primarily to FIN 48 adjustments and an increase in deferred tax liabilities for indefinite-lived intangible assets.
The Company’s effective tax rate from continuing operations for the six and three months ended July 5, 2008 is a benefit of 63.9% and 57.4%, respectively. Such rates differ from the federal statutory rate of 35.0% due to (i) the impact of discrete items recognized during the periods then ended, consisting primarily of the reversal of previously accrued interest and/or penalties that will not be paid due to the resolution of the underlying uncertain tax positions, (ii) state income taxes and (iii) the effect of permanent items.
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
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $7.7 million within the next twelve months due to the expiration of the statute of limitations and various tax settlements. As of July 4, 2009, uncertain tax positions of $20.0 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8. DEBT AND LINES OF CREDIT
Long-term debt consists of the following:

In thousands	July 4, 2009	January 3, 2009	July 5, 2008

5% Notes, due July 2013 (a)	$488,892	$485,582	$547,900
6% Convertible Senior Notes, due June 2014(b)	69,508	—	—
Revolving credit facility	138,231	234,400	241,800
Capital lease obligations	20,764	22,787	24,750
Other (c)	232	870	83,942

Total debt	717,627	743,639	898,392
Less: current portion (d)	139,264	110,219	87,098

Long-term debt	$578,363	$633,420	$811,294

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	The Company’s 6% Convertible Senior Notes were issued during the second quarter of 2009. The amount represents principal of $90.0 million and an amortized debt discount of $20.5 million.

(c)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.

(d)
At July 4, 2009, the balance consists primarily of outstanding borrowings under the Company’s revolving credit facility and obligations under capital leases. Outstanding revolver borrowings are reflected as a current liability due to the requirement to repay such obligations with substantially all cash collected by the Company, in accordance with an amendment to the Amended Agreement executed on May 12, 2009. Such requirement does not affect future borrowing ability or the final maturity date under the Amended Agreement.

5% Notes
On July 6, 2006, the Company completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of B+ from S&P and B2 from Moody’s. These Notes are designated as a partial hedge of the Company’s net investment in a foreign subsidiary (see Note 15 — Derivative Instruments).
6% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of July 4, 2009, none of the Convertible Notes have been converted.

The Company accounts for the Convertible Notes under the provisions of FSP APB 14-1, which requires the Company to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount were not significant in the second quarter of 2009.
Revolving Credit Facility
On January 12, 2009, the Company completed an amendment and extension of its revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its revolving credit facility with the receipt of tax refunds, which aggregated $97.8 million. Such repayment did not reduce future borrowing capacity or alter the maturity date of the facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to the Company’s synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
On May 12, 2009, the Company completed an amendment to its Amended Agreement, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the credit agreement fails to exceed $90,000,000 or, on any date on or after October 4, 2009 and prior to December 6, 2009, $75,000,000 and on or after December 15, 2009 and prior to January 30, 2010, $120,000,000; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect) for the period from December 2009 through the second quarter of 2010 as calculated in accordance with the Amended Agreement; (iii) adds a minimum availability covenant, which requires the Company to maintain availability in excess of $50,000,000 (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45,000,000); (iv) sets a minimum LIBOR interest rate of 1.50% and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30 million in the borrowings base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
As of July 4, 2009, the Company held a Ba3 corporate family debt rating and a B2 senior unsecured debt rating from Moody’s and a B+ senior unsecured debt rating from S&P.
As of July 4, 2009, availability under the Company’s revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available
In thousands	Facility(a)	Base(a)	Borrowings	Credit Issued	Capacity

Revolving credit facility (a)	$600,000	$387,428	$138,231	$34,583	$214,614

(a)	Availability under the Amended Agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

Capital Lease
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 10 — Commitments and Contingencies).
9. FAIR VALUE MEASUREMENTS
As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company utilizes a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	July 4, 2009	January 3, 2009	July 5, 2008
Financial Assets:
Derivatives	$336	$2,424	$361
Financial Liabilities:
Derivatives	$(8,179)	$(8,835)	$(6,684)
The following table presents the non-financial assets the Company measures at fair value on a non-recurring basis, based on the fair value hierarchy as of July 4, 2009:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			for Six
	Value as of	Reporting Date Using:			Months Ended
In thousands	July 4, 2009	Level 1	Level 2	Level 3	July 4, 2009
Long-lived assets held and used	$903	—	—	$903	$5,190
In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $6.1 million were written down to their fair value of $0.9 million, resulting in an impairment charge of $5.2 million, which was included in earnings for the six months ended July 4, 2009.
The fair and carrying values of the Company’s debt instruments are detailed as follows:

	July 4, 2009
In thousands	Fair Value	Carrying Value
5% Notes, due July 2013	$333,716	$488,892
6% Convertible Senior Notes, due June 2014	93,449	69,508
Revolving credit facility (a)	138,231	138,231

(a)	Borrowings under the facility are variable and based on market rates; accordingly, its fair value approximates its carrying value.
The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values. The fair values of cash and cash equivalents, receivables and accounts payable approximate their carrying values due to the short-term nature of these instruments.
10. COMMITMENTS AND CONTINGENCIES
As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, during the first quarter of 2009, the Company entered an agreement with Li & Fung, whereby Li & Fung was appointed as the Company’s exclusive buying agent for all of the Company’s brands and products (other than jewelry) and the Company received at closing a payment of $75.0 million and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019.

On January 26, 2006, the Company acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, the Company paid the former owners of Mac & Jac $3.8 million based on the 2008 fiscal year earnings. The Company currently estimates that the aggregate of the remaining contingent payments will be in the range of approximately $3-8 million, which will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. The Company recorded the present value of fixed amounts owed of $4.9 million in Accrued expenses and Other Non-Current Liabilities. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million, that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $0-5 million.
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
On May 12, 2009, the terms of the synthetic lease were amended to make applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.
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

11. STREAMLINING INITIATIVES
2009 Actions
In the first quarter of 2009, the Company completed its long-term, exclusive buying agency agreement with Li & Fung. As a result, the Company’s international buying offices were integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action include lease terminations, property and equipment impairments and employee terminations and relocation and are anticipated to be completed during 2009. Expenses associated with this action are partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center, including staff eliminations and initiated actions to sell the facility.
Also, during the first quarter of 2009, the Company committed to a plan to close or repurpose its Lucky Brand kids stores, although the Company will continue to offer associated merchandise through other channels. The action includes lease terminations and staff reductions and is anticipated to be completed in the fourth quarter of 2009.
2008 Actions
In the second quarter of 2008, the Company entered into an exclusive long-term global licensing agreement for the manufacture, distribution and marketing of the Liz Claiborne fragrance brands. As a result, the Company closed a distribution center dedicated to its fragrance brands and incurred related expenses for staff reductions, office space consolidation including asset write-offs and lease terminations. In the third quarter of 2008, the Company initiated a restructuring action related to its MEXX Europe operations, which included a change in the senior management and design teams, as well as cost reduction actions.
2007 Actions
During 2007, the Company began various streamlining initiatives, which resulted in the following:
•	Realignment of its organization to a brand-centric structure;

•	Discontinuation or licensing of fourteen of the Company’s brands;

•
Implementation of a more competitive cost structure, including cost savings through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.

During the six months ended July 4, 2009, the Company recorded charges totaling $48.8 million related to these initiatives, including non-cash charges of $9.0 million. The Company expects to pay approximately $16.7 million of accrued streamlining costs by the end of 2009. For the six months ended July 5, 2008, the Company recorded $59.0 million ($37.3 million after-tax) related to these initiatives, including $26.1 million of payroll and related costs, $17.6 million of lease termination costs, $8.4 million of fixed asset write-downs and disposals and $6.9 million of other costs.
For the six and three months ended July 4, 2009 and July 5, 2008, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Six Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
In thousands	(26 Weeks)	(27 Weeks)	(13 Weeks)	(13 Weeks)
Domestic-Based Direct Brands	$12,355	$40	$1,775	$(13)
International-Based Direct Brands	14,423	10,326	10,597	3,951
Partnered Brands	22,009	48,623	3,074	17,563

Total	$48,787	$58,989	$15,446	$21,501

A summary rollforward of the liability for streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 3, 2009	$11,452	$15,359	$—	$616	$27,427
2009 provision, net (a)	24,586	10,780	9,041	4,380	48,787
2009 fixed asset write-downs	—	—	(9,041)	—	(9,041)
Translation difference	(275)	(83)	—	24	(334)
2009 spending	(33,131)	(3,302)	—	(5,020)	(41,453)

Balance at July 4, 2009	$2,632	$22,754	$—	$—	$25,386

(a)	Net of the receipt of $8.0 million from Li & Fung.
12. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”

	Six Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
In thousands	(26 Weeks)	(27 Weeks)	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(164,078)	$(21,484)	$(76,745)	$(13,825)
Net (loss) income attributable to the noncontrolling interest	(383)	113	(14)	16

Loss from continuing operations attributable to Liz Claiborne, Inc.	(163,695)	(21,597)	(76,731)	(13,841)
Loss from discontinued operations, net of tax	(9,790)	(32,587)	(5,375)	(9,322)

Net loss attributable to Liz Claiborne, Inc.	$(173,485)	$(54,184)	$(82,106)	$(23,163)

Basic weighted average shares outstanding	93,828	93,202	93,885	93,638
Stock options and non-vested shares(a)(b)	—	—	—	—
Convertible Notes(c )	—	—	—	—

Diluted weighted average shares outstanding(a)(b)	93,828	93,202	93,885	93,638

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(1.75)	$(0.23)	$(0.82)	$(0.15)

Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.10)	$(0.35)	$(0.05)	$(0.10)

Net loss attributable to Liz Claiborne, Inc.	$(1.85)	$(0.58)	$(0.87)	$(0.25)

(a)
Because the Company incurred a loss from continuing operations for the six and three months ended July 4, 2009 and July 5, 2008, all outstanding stock options and nonvested shares were considered antidilutive for such periods. Accordingly, for the six and three months ended July 4, 2009 and July 5, 2008, 6,299,369 and 5,187,754 outstanding stock options, respectively and 1,187,307 and 1,122,396 outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)	Excludes 372,460 and 732,990 nonvested shares for the six and three months ended July 4, 2009 and July 5, 2008, respectively, for which the performance criteria have not yet been achieved.

(c)
The Convertible Notes issued in June 2009 would be dilutive to the extent the average market price of Company stock during the period the Convertible Notes were outstanding was greater than $3.58. The Convertible Notes would only be dilutive for the portion of the Convertible Notes that could be settled with the Company’s stock. The average market price of the Company’s stock during the period the Convertible Notes were outstanding was less than $3.58 and, as a result, the Convertible Notes are not dilutive for the three months ended July 4, 2009.

13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the six months ended July 4, 2009 and July 5, 2008, the Company received net income tax refunds of $97.8 million and made net income tax payments of $19.7 million, respectively and made interest payments of $6.5 million and $14.3 million, respectively. As of July 4, 2009 and July 5, 2008, the Company accrued capital expenditures totaling $4.1 million and $12.6 million, respectively.
During the six months ended July 4, 2009, the Company received a payment of $75.0 million from Li & Fung related to a sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.
During the six months ended July 4, 2009 and July 5, 2008, the Company made business acquisition payments of $8.8 million related to the Mac & Jac and Lucky Brand acquisitions and $5.1 million primarily related to the Lucky Brand acquisition, respectively.
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

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Six Months Ended July 4, 2009 (26 weeks)
Domestic-Based Direct Brands	$510,399	34.9%	$(30,294)	(5.9)%
International-Based Direct Brands	397,096	27.1%	(50,304)	(12.7)%
Partnered Brands	555,940	38.0%	(59,105)	(10.6)%

Totals	$1,463,435	100.0%	$(139,703)	(9.5)%

Six Months Ended July 5, 2008 (27 Weeks)
Domestic-Based Direct Brands	$572,874	27.8%	$23,250	4.1%
International-Based Direct Brands	631,455	30.7%	16,774	2.7%
Partnered Brands	854,475	41.5%	(74,128)	(8.7)%

Totals	$2,058,804	100.0%	$(34,104)	(1.7)%

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Three Months Ended July 4, 2009 (13 Weeks)
Domestic-Based Direct Brands	$250,863	36.7%	$(9,131)	(3.6)%
International-Based Direct Brands	188,555	27.6%	(33,113)	(17.6)%
Partnered Brands	244,352	35.7%	(19,355)	(7.9)%

Totals	$683,770	100.0%	$(61,599)	(9.0)%

Three Months Ended July 5, 2008 (13 Weeks)
Domestic-Based Direct Brands	$294,959	30.6%	$9,998	3.4%
International-Based Direct Brands	289,221	30.0%	2,652	0.9%
Partnered Brands	379,250	39.4%	(34,347)	(9.1)%

Totals	$963,430	100.0%	$(21,697)	(2.3)%

GEOGRAPHIC DATA:

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Six Months Ended July 4, 2009 (26 Weeks)
Domestic	$985,587	67.3%	$(71,507)	(7.3)%
International	477,848	32.7%	(68,196)	(14.3)%

Totals	$1,463,435	100.0%	$(139,703)	(9.5)%

Six Months Ended July 5, 2008 (27 weeks)
Domestic	$1,314,060	63.8%	$(48,845)	(3.7)%
International	744,744	36.2%	14,741	2.0%

Totals	$2,058,804	100.0%	$(34,104)	(1.7)%

			Operating
			(Loss)
Dollars in thousands	Net sales	% to total	Income	% of sales
Three Months Ended July 4, 2009 (13 weeks)
Domestic	$455,832	66.7%	$(21,285)	(4.7)%
International	227,938	33.3%	(40,314)	(17.7)%

Totals	$683,770	100.0%	$(61,599)	(9.0)%

Three Months Ended July 5, 2008 (13 weeks)
Domestic	$617,582	64.1%	$(25,758)	(4.2)%
International	345,848	35.9%	4,061	1.2%

Totals	$963,430	100.0%	$(21,697)	(2.3)%

There were no significant changes in segment assets during the six months ended July 4, 2009.
15. DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of July 4, 2009, the Company had a Canadian currency collar maturing in January 2010 to sell 3.6 million Canadian dollars for $3.1 million. The Company also had forward contracts maturing through August 2010 to sell 44.1 million Canadian dollars for $37.1 million and to sell 94.8 million euro for $125.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of July 4, 2009, January 3, 2009 and July 5, 2008:

	Foreign Currency Contracts Designated as Hedging Instruments Under SFAS No. 133
	Asset Derivatives			Liability Derivatives
	Balance			Balance
In thousands	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 4, 2009	Other current assets	$18,838	$240	Accrued expenses	$135,169	$7,940
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
July 5, 2008	Other current assets	14,671	148	Accrued expenses	72,026	6,666

	Foreign Currency Contracts Not Designated as Hedging Instruments Under SFAS No. 133
	Asset Derivatives			Liability Derivatives
	Balance			Balance
In thousands	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 4, 2009	Other current assets	$5,488	$96	Accrued expenses	$6,227	$239
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
July 5, 2008	Other current assets	8,219	213	Accrued expenses	5,109	18

The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements for the three months ended July 4, 2009 and July 5, 2008:

Three Months Ended July 4, 2009
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized
	in OCI on	into Income	from Accumulated	in Income on
In thousands	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(5,146)	Cost of goods sold	$(3,831)	$(503)

Three Months Ended July 5, 2008
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized
	in OCI on	into Income	from Accumulated	in Income on
In thousands	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(338)	Cost of goods sold	$3,645	$79
Approximately $7.7 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The related translation loss recorded within other comprehensive loss was $1.9 million and $35.8 million for the six months ended July 4, 2009 and July 5, 2008, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $1.3 million is reflected within Other income (expense) on the accompanying Condensed Consolidated Statement of Operations during the six months ended July 4, 2009.
16. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R) and recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of either 7 or 10 years. As of July 4, 2009, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Compensation expense related to the Company’s share-based payment awards totaled $4.4 million and $2.5 million during the six and three months ended July 4, 2009, respectively, and $8.0 million and $4.6 million during the six and three months ended July 5, 2008, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	July 4, 2009	July 5, 2008
Weighted-average fair value of options granted	$ 1.84	$5.02
Expected volatility	48.7% to 74.8%	28.1% to 40.9%
Weighted-average volatility	61.9%	28.9%
Expected term (in years)	5.1	5.0
Dividend yield	—	1.17%
Risk-free rate	0.5% to 5.0%	1.5% to 5.2%
Expected annual forfeiture	12.0%	12.8%
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
A summary of award activity under stock option plans as of July 4, 2009 and changes therein during the six month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	($000)
Outstanding at January 3, 2009	5,359,319	$27.15	4.5	$819
Granted	1,406,500	3.25
Cancelled / Expired	(466,450)	24.27

Outstanding at July 4, 2009	6,299,369	$22.03	5.0	$1,204

Vested or expected to vest at July 4, 2009	5,598,741	$23.85	4.8	$870

Exercisable at July 4, 2009	3,031,426	$32.63	3.7	$—

As of July 4, 2009, there were approximately 3.3 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.73.
As of July 4, 2009, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the six month periods ended July 4, 2009 and July 5, 2008 was $1.6 million and $2.6 million, respectively.

Restricted Stock
A summary of award activity under restricted stock plans as of July 4, 2009 and changes therein during the six month period then ended are summarized as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 3, 2009 (a) (b)	2,163,108	$21.38
Granted	61,000	3.15
Vested	(184,075)	39.51
Cancelled (b)	(480,266)	19.41

Nonvested stock at July 4, 2009 (a) (b)	1,559,767	$19.14

Expected to vest as of July 4, 2009	927,202	$18.60

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

As of July 4, 2009, there was $5.4 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.6 years. The total grant date fair value of shares vested during the six month periods ended July 4, 2009 and July 5, 2008 was $7.3 million and $11.0 million, respectively.
17. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. In addition, SFAS No. 167 addresses the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 is effective at the start of the Company’s first fiscal year beginning after January 1, 2010.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the sole source for authoritative U.S. GAAP. The codification will reorganize all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 also replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
The Company is evaluating the impact of the adoption of these standards on its consolidated financial statements.
18. SUBSEQUENT EVENT
In August 2009, the Company initiated additional streamlining initiatives that will impact all of its reportable segments and include continued rationalization of distribution centers and office space, store closures principally within its International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions are expected to be completed in the second quarter of 2010.

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

•
Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE(men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

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
In connection with actions initiated in July 2007, we disposed of certain assets and/or liabilities of our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna and Ellen Tracy brands and closed our SIGRID OLSEN brand, which included the closure of its wholesale operations and the closure or conversion of its retail locations and entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand.
We also sold certain assets related to our interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007 and disposed of certain assets of our former Enyce brand.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain assets associated with our closed Mt. Pocono, Pennsylvania distribution center have been segregated and reported as held for sale as of July 4, 2009. In addition, certain assets associated with our closed North Bergen, New Jersey distribution center have been segregated and reported as held for sale as of July 5, 2008. Such distribution center was sold during the fourth quarter of 2008.

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
During the six months ended July 5, 2008, we recognized a pre-tax charge of $10.6 million on the Ellen Tracy transaction, of which $2.5 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
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
The current depressed economic environment reflects declines in employment levels, disposable income and actual and/or perceived wealth, and has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition and results of operations for the remainder of 2009 and beyond.
Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending, including a reduction in our 2009 capital expenditures to approximately $70 million, maximizing inventory productivity through tightening assortments to develop SKU efficiencies and sharpening our price-points to maximize inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through initiatives that include continued rationalization of distribution centers and office space, store closures principally within its International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These initiatives are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment due to the slowdown in consumer spending, which reflects the recent deterioration in the macroeconomic environment in the US, as well as abroad.
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
Our cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases, the cessation of our quarterly dividend program and the elimination of approximately 375 positions across the Company. During the first quarter of 2009, we completed the closure of our Mt. Pocono, Pennsylvania distribution center, including the elimination of an additional 350 positions. In January 2009, we completed an amendment and extension of our bank credit facility and in May 2009, we completed an additional amendment to such facility. We also issued $90.0 million of convertible debt in June 2009 (see Financial Position, Liquidity and Capital Resources).
In August 2009, we initiated additional streamlining initiatives that will impact all of our reportable segments and include continued rationalization of distribution centers and office space, store closures principally within our International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions are expected to be completed in the second quarter of 2010.
In 2008, we entered into an agreement with a wholly-owned subsidiary of Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On March 31, 2009, we closed a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, including LUCKY BRAND, JUICY COUTURE, KATE SPADE, and Isaac Mizrahi designed LIZ CLAIBORNE NEW YORK, with the exception of the jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX. Pursuant to the agreement, we received a payment of $75 million at closing and an additional payment of $8 million during the second quarter of 2009 to offset restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand or certain termination events. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying agent. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen are being integrated into the Li & Fung organization. Approximately 250 of our employees became employees of Li & Fung at closing and a total of 225 additional support positions in our overseas offices have been or will be eliminated.
We also terminated our business relationship with Narciso Rodriguez and disposed our former Enyce brand. The completion of the Narciso Rodriguez and Enyce transactions removed loss generating operations from our portfolio and facilitates our brand-focused strategy and efforts to more effectively allocate resources to powerful brands with sustainable growth.
Overall Results for the Six Months Ended July 4, 2009
Our financial results in the first half of 2009 reflect the continuing challenges of turning around underperforming businesses in the current recessionary environment as consumer spending and mall traffic, although not deteriorating further, remained at depressed levels compared to last year.

Net Sales
Net sales for the first half of 2009 were $1.463 billion, a decrease of $595.4 million, or 28.9%, when compared to net sales for the first half of 2008.
A total of 12.7% of this decline in net sales is due to the impact of (i) brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, which reduced net sales by $149.8 million (7.3%) and (ii) fluctuations in foreign currency exchange rates, which reduced net sales by $110.4 million (5.4%).
The remaining decrease in net sales of 16.2% reflects (i) the inclusion of 26 weeks of sales in the six months ended July 4, 2009 compared to 27 weeks of sales in the six months ended July 5, 2008; (ii) sales declines in our International-Based Direct Brands and Domestic-Based Direct Brands segments due to decreases in wholesale and retail operations; and (iii) sales declines in our Partnered Brands segment principally due to decreased volume and increased promotional activity.
Gross Profit and Loss from Continuing Operations
Gross profit as a percentage of net sales decreased to 46.1% in 2009 from 47.9% in 2008, reflecting increases in promotional activity across all three segments, partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $164.1 million in the first six months of 2009, as compared to a loss from continuing operations of $21.5 million in 2008. The increased loss from continuing operations primarily reflects the impact of (i) decreased sales and gross profits; (ii) a decrease in income tax benefits recognized in 2009 and (iii) a reduction in Selling, general and administrative expenses.
Balance Sheet
We ended the first six months of 2009 with a net debt position of $664.3 million as compared to $798.0 million at the end of the first six months of 2008. Including the receipt of $136.7 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, we generated $381.3 million in cash from continuing operations over the past twelve months, which enabled us to fund $104.0 million of acquisition related payments and capital expenditures of $145.0 million, while decreasing our net debt by $133.7 million. The effect of foreign currency translation on our Eurobond decreased our debt balance by $59.5 million at July 4, 2009 compared to July 5, 2008.
International Operations
In the first six months of 2009, international sales represented 32.7% of our overall sales, as compared to 36.2% in the first six months of 2008. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which decreased net sales in the first six months of 2009 by $110.4 million. The weakening of the euro and Canadian dollar against the US dollar throughout the first six months of 2009 has negatively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
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

SIX MONTHS ENDED JULY 4, 2009 COMPARED TO SIX MONTHS ENDED JULY 5, 2008
The following table sets forth our operating results for the six months ended July 4, 2009 (comprised of 26 weeks) compared to the six months ended July 5, 2008 (comprised of 27 weeks):

	Six Months Ended
	July 4, 2009	July 5, 2008	Variance
Dollars in millions	(26 Weeks)	(27 Weeks)	$	%

Net Sales	$1,463.4	$2,058.8	$(595.4)	(28.9)%

Gross Profit	675.2	987.1	(311.9)	(31.6)%

Selling, general & administrative expenses	812.1	1,021.2	(209.1)	(20.5)%

Goodwill impairment	2.8	—	2.8	*

Operating Loss	(139.7)	(34.1)	(105.6)	*

Other expense, net	(1.4)	(3.6)	2.2	61.1%

Interest expense, net	(29.5)	(21.9)	(7.6)	(34.7)%

Benefit for income taxes	(6.5)	(38.1)	31.6	82.9%

Loss from Continuing Operations	(164.1)	(21.5)	(142.6)	*

Discontinued operations, net of tax	(9.8)	(32.6)	22.8	69.9%

Net Loss	(173.9)	(54.1)	(119.8)	*

Net (loss) income attributable to the noncontrolling interest	(0.4)	0.1	(0.5)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(173.5)	$(54.2)	$(119.3)	*

*	Not meaningful.
Net Sales
Net sales for the first half of 2009 were $1.463 billion, a decrease of $595.4 million, or 28.9%, when compared to the first half of 2008. This reduction reflects sales declines in all of our segments as well as a $149.8 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, the impact of the inclusion of a 27th week of sales in 2008 and the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $110.4 million in the first half of 2009.
As detailed below, sales and operating results for the first half of 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.

Net sales results for our segments are provided below:
•
Domestic-Based Direct Brands net sales were $510.4 million, decreasing $62.5 million, or 10.9% (or 4.7% excluding the impact of licensing our fragrance operations in the second quarter of 2008); the decrease in net sales reflects the following:

-
Net sales for JUICY COUTURE were $242.9 million, a 15.6% decrease compared to 2008, or a decrease of 3.8% excluding the impact of licensing our fragrance operations, which primarily reflects decreases in our wholesale operations.

-	We ended the first half of 2009 with 63 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 15 specialty stores and 8 outlet stores;

-	Average retail square footage in the first half of 2009 was approximately 320 thousand square feet, a 41.9% increase compared to 2008;

-	Sales productivity was $348 per average square foot as compared to $410 for the first half of fiscal 2008; and

-	Comparable store net sales in our Company-owned stores decreased by 19.7% in the first half of 2009.
-	Net sales for LUCKY BRAND were $204.2 million, a 10.3% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail, partially offset by increases in outlet operations.
-	We ended the first half of 2009 with 194 specialty stores and 41 outlet stores, reflecting the net addition over the last 12 months of 15 specialty stores and 11 outlet stores;

-	Average retail square footage in the first half of 2009 was approximately 575 thousand square feet, a 19.5% increase compared to 2008;

-	Sales productivity was $196 per average square foot as compared to $287 for the first half of fiscal 2008; and

-	Comparable store net sales in our Company-owned stores decreased by 20.4% in the first half of 2009.
-	Net sales for KATE SPADE were $63.3 million, a 10.3% increase compared to 2008, primarily driven by increases in our wholesale and outlet operations partially offset by declines in specialty retail.
-	We ended the first half of 2009 with 48 specialty stores and 29 outlet stores, reflecting the net addition over the last 12 months of 15 specialty stores and 6 outlet stores;

-	Average retail square footage in the first half of 2009 was approximately 156 thousand square feet, a 57.5% increase compared to 2008;

-	Sales productivity was $208 per average square foot as compared to $303 for the first half of fiscal 2008; and

-	Comparable store net sales in our Company-owned stores decreased by 20.4% in the first half of 2009.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $397.1 million, a decrease of $234.4 million or 37.1% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $457.9 million, a 27.5% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations, reflecting the following:

-
We ended the first half of 2009 with 137 specialty stores, 99 outlet stores and 232 concessions, reflecting the net addition over the last 12 months of 3 specialty stores and 4 outlet stores and the net closure of 56 concessions;

-	Average retail square footage in the first half of 2009 was approximately 1,471.0 million square feet, a 4.1% increase compared to 2008;

-	Sales productivity was $151 per average square foot as compared to $207 for the first half of 2008;

-	Comparable store net sales in our Company-owned stores decreased by 10.0% in the first half of 2009 and

-	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $60.8 million.
Comparable Company-owned store sales are calculated as follows:
-	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

-	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

-
A remodeled store will be changed to non-comparable when there is a 20% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

-	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

-	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $555.9 million, a decrease of $298.5 million or 34.9%, reflecting:
-
A $112.0 million, or 13.1%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

-
A net $137.9 million, or 16.1%, decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE, CLAIBORNE, AXCESS and MONET brands; and

-	The impact of fluctuations in foreign currency exchange rates, which decreased net sales by $48.6 million, or 5.7%, primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $328.5 million, or 25.0%, to $985.6 million, reflecting the declines within JUICY wholesale and LUCKY retail and wholesale as well as in our domestic Partnered Brands Segment. International net sales decreased by $266.9 million, or 35.8%, to $477.8 million primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $110.4 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the first half of 2009 was $675.2 million (46.1% of net sales), compared to $987.1 million (47.9% of net sales) in the first half of 2008. These decreases are primarily due to reduced sales as well as the impact of decreased gross profit rates in our International-Based Direct Brands, offset by an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average, as well as the impact of fluctuations in foreign currency exchange rates in our international businesses, which decreased gross profit by $39.7 million.
Selling, General & Administrative Expenses
SG&A decreased $209.1 million or 20.5%, to $812.1 million in the first half of 2009 from $1,021.2 million in the first half of 2008. The decrease in SG&A reflected the following:
•	A $78.4 million decrease in Partnered Brands and corporate SG&A, inclusive of a $17.4 million decrease resulting from the licensing of our cosmetics brands;

•	A $50.9 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $49.5 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $45.7 million decrease in the operations of our International-Based Direct Brands segment;

•	A $29.0 million decrease in Domestic-Based Direct Brands, partially due to the licensing of our cosmetics brands; and

•	A $44.4 million year-over-year increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion in the second half of 2008.
SG&A as a percentage of net sales was 55.5% in 2009, compared to 49.6% in the first half of 2008, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and deleveraging of expenses in our International-Based Direct Brands segment due to the decline in sales.

Goodwill Impairment
In 2009, we recorded $2.8 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in our Partnered Brands segment in 2009.
Operating Loss
Operating loss for the first half of 2009 was $139.7 million, compared to a $34.1 million loss in the first half of 2008. Operating loss as a percentage of net sales was (9.5)% in 2009 compared to (1.7)% in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced operating loss by $11.2 million. Operating (loss) income by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $30.3 million ((5.9)% of net sales) in the first half of 2009, compared to operating income of $23.2 million (4.1% of net sales) in 2008. The decrease reflects losses in our JUICY COUTURE, KATE SPADE and LUCKY BRAND operations, as well as restructuring charges principally associated with our LUCKY KIDS stores.

•
International-Based Direct Brands operating loss was $50.3 million ((12.7)% of net sales) in the first half of 2009, compared to operating income of $16.8 million (2.7% of net sales) in 2008. The decrease reflects reduced sales, partially offset by a $7.6 million increase resulting from fluctuations in foreign currency exchange rates.

•
Partnered Brands operating loss decreased to $59.1 million ((10.6)% of net sales) in the first half of 2009, from an operating loss of $74.1 million ((8.7)% of net sales) in 2008, as a result of reduced restructuring expenses, partially offset by lower sales and reduced gross profit.

On a geographic basis, Domestic operating loss increased by $22.7 million to a loss of $71.5 million, which predominantly reflects increased losses in our domestic Partnered Brands segment and in the operations of our Domestic-Based Direct Brands segment. The International operating loss was $68.2 million in the first half of 2009, compared to operating income of $14.7 million in the first half of 2008. This change reflects the losses in our International-Based Direct Brands segment discussed above, as well as increased losses in our international Partnered Brands operations. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $11.2 million.
Other Expense, Net
Other expense, net amounted to $1.4 million and $3.6 million in the six months ended July 4, 2009 and July 5, 2008, respectively. Other expense, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $1.3 million on our euro-denominated notes within earnings in 2009 and (ii) foreign currency transaction gains and losses in 2009 and 2008.
Interest Expense, Net
Interest expense, net increased $7.6 million, or 34.7%, to $29.5 million for the six months ended July 4, 2009 as compared to $21.9 million for the six months ended July 5, 2008, primarily due to increased amortization of bank fees and an increase in interest rates associated with our amended credit facility.
Benefit for Income Taxes
We recorded a benefit for income taxes of $6.5 million and $38.1 million in the six months ended July 4, 2009 and July 5, 2008, respectively. The income tax benefit in the six months ended July 4, 2009 consists principally of: (i) a tax benefit of $8.0 million that offsets tax expenses recorded in stockholders’ equity and (ii) tax expense related to additional accruals associated with indefinite-lived intangible assets and uncertain tax positions. We have not recorded income tax benefits for other losses incurred during 2009 as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions.
The income tax benefit in the six months ended July 5, 2008 reflects the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions.

Loss from Continuing Operations
Loss from continuing operations in the first half of 2009 increased to $164.1 million, or (11.2)% of net sales, from $21.5 million in the first half of 2008, or (1.0)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. decreased to $(1.75) in 2009 from $(0.23) in 2008.
Discontinued Operations, Net of Tax
Loss from discontinued operations in the first half of 2009 decreased to $9.8 million, from $32.6 million in the first half of 2008, reflecting decreased activities as we wind down these operations. The 2009 results include a loss on disposal of discontinued operations of $2.6 million and a $7.2 million loss from discontinued operations as compared to a $13.9 million loss on disposal of discontinued operations and an $18.7 million of loss from discontinued operations in 2008. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.10) in 2009 and $(0.35) in 2008.
Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in the first half of 2009 increased to $173.5 million from $54.2 million in the first half of 2008. EPS decreased to $(1.85) in 2009, from $(0.58) in 2008.
THREE MONTHS ENDED JULY 4, 2009 COMPARED TO THREE MONTHS ENDED JULY 5, 2008
The following table sets forth our operating results for the three months ended July 4, 2009 (comprised of 13 weeks) compared to the three months ended July 5, 2008 (comprised of 13 weeks):

	Three Months Ended
	July 4, 2009	July 5, 2008	Variance
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$683.7	$963.4	$(279.7)	(29.0)%

Gross Profit	326.4	460.0	(133.6)	(29.0)%

Selling, general & administrative expenses	387.1	481.7	(94.6)	(19.6)%

Goodwill impairment	0.9	—	0.9	*

Operating Loss	(61.6)	(21.7)	(39.9)	*

Other expense, net	(7.3)	(1.0)	(6.3)	*

Interest expense, net	(15.5)	(9.8)	(5.7)	(58.2)%

Benefit for income taxes	(7.7)	(18.6)	10.9	58.6%

Loss from Continuing Operations	(76.7)	(13.9)	(62.8)	*

Discontinued operations, net of tax	(5.4)	(9.3)	3.9	41.9%

Net Loss	(82.1)	(23.2)	(58.9)	*

Net (loss) income attributable to the noncontrolling interest	—	—	—	*

Net Loss Attributable to Liz Claiborne, Inc.	$(82.1)	$(23.2)	$(58.9)	*

*	Not meaningful.

Net Sales
Net sales for the second quarter of 2009 were $683.7 million, a decrease of $279.7 million, or 29.0%, when compared to the second quarter of 2008. This reduction reflects sales declines in all of our segments as well as a $62.1 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $33.2 million in the second quarter of 2009.
As detailed below, sales and operating results for the second quarter of 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.
Net sales results for our segments are provided below:
•
Domestic-Based Direct Brands net sales were $250.9 million, decreasing $44.1 million, or 14.9% (or 8.3% excluding the impact of licensing our fragrance operations in the second quarter of 2008); the decrease in net sales reflects the following:

•
Net sales for JUICY COUTURE were $110.3 million, a 25.3% decrease compared to 2008, or a decrease of 13.4% excluding the impact of licensing our fragrance operations, reflecting decreases in wholesale apparel and non-apparel, partially offset by increases in specialty retail and outlet operations due to new store openings discussed above.

•	Average retail square footage in the second quarter was approximately 322 thousand square feet, a 37.2% increase compared to 2008;

•	Sales productivity was $177 per average square foot as compared to $198 for the second quarter of fiscal 2008; and

•	Comparable store net sales in our Company-owned stores decreased by 17.4% in the second quarter of 2009.
•	Net sales for LUCKY BRAND were $107.2 million, an 8.8% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail, partially offset by increases in outlet operations.
•	Average retail square footage in the second quarter was approximately 574 thousand square feet, a 17.0% increase compared to 2008;

•	Sales productivity was $102 per average square foot as compared to $146 for the second quarter of fiscal 2008; and

•	Comparable store net sales in our Company-owned stores decreased by 22.5% in the second quarter of 2009.
•	Net sales for KATE SPADE were $33.4 million, a 12.1% increase compared to 2008, primarily driven by increases in our wholesale and outlet operations, partially offset by declines in specialty retail.
•	Average retail square footage in the second quarter was approximately 155 thousand square feet, a 52.2% increase compared to 2008;

•	Sales productivity was $119 per average square foot as compared to $163 for the second quarter of 2008; and

•	Comparable store net sales in our Company-owned stores decreased by 15.2% in the second quarter of 2009.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $188.5 million, a decrease of $100.7 million or 34.8% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $216.0 million, a 25.3% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations, reflecting the following:

•	Average retail square footage in the second quarter was approximately 1,482.0 million square feet, a 2.5% increase compared to 2008;

•	Sales productivity was $87 per average square foot as compared to $115 for the second quarter of 2008;

•	Comparable store net sales in our Company-owned stores decreased by 11.8% in the second quarter of 2009; and

•	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $27.5 million.

•	Partnered Brands net sales were $244.3 million, a decrease of $134.9 million or 35.6%, reflecting:
•
A $40.4 million, or 10.7%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

•
A net $89.2 million, or 23.5%, decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE, CLAIBORNE, AXCESS and MONET brands; and

•	The impact of fluctuations in foreign currency exchange rates, which decreased net sales by $5.3 million, or 1.4%, primarily related to our LIZ CLAIBORNE operations in Europe and Canada.
Viewed on a geographic basis, Domestic net sales decreased by $161.8 million, or 26.2%, to $455.8 million, reflecting the declines across all segments. International net sales decreased by $117.9 million, or 34.1%, to $227.9 million primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $33.2 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the second quarter of 2009 was $326.4 million (47.7% of net sales), compared to $460.0 million (47.7% of net sales) in the second quarter of 2008. These decreases are primarily due to reduced sales as well as decreased gross profit rates in our International-Based Direct Brands segment, offset by increased gross profit rates and an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.
Selling, General & Administrative Expenses
SG&A decreased $94.6 million or 19.6%, to $387.1 million in the second quarter of 2009 from $481.7 million in the second quarter of 2008. The decrease in SG&A reflected the following:
•	A $35.8 million decrease in Partnered Brands and corporate SG&A, inclusive of an $8.5 million decrease resulting from the licensing of our cosmetics brands;

•	A $24.4 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $24.2 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $22.6 million decrease in Domestic-Based Direct Brands, partially due to the licensing of our cosmetics brands;

•	A $16.2 million decrease in the operations of our International-Based Direct Brands segment; and

•	A $28.6 million year-over-year increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion in the second half of 2008.
SG&A as a percentage of net sales was 56.6% in 2009, compared to 50.0% in the second quarter of 2008, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and deleveraging of expenses in our International-Based Direct Brands segment due to the decline in sales.
Goodwill Impairment
In the second quarter of 2009, we recorded $0.9 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $0.9 million in our Partnered Brands segment in the second quarter of 2009.

Operating Loss
Operating loss for the second quarter of 2009 was $61.6 million, compared to a $21.7 million loss in the second quarter of 2008. Operating loss as a percentage of net sales was (9.0)% in 2009 compared to (2.3)% in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced operating loss by $5.9 million in 2009. Operating (loss) income by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $9.1 million ((3.6)% of net sales) in the second quarter of 2009, compared to operating income of $10.0 million (3.4% of net sales) in 2008. The decrease reflects losses in our JUICY COUTURE retail operations, losses in our KATE SPADE wholesale and retail operations and losses in our LUCKY BRAND retail operations, partially offset by income in our JUICY and LUCKY BRAND wholesale operations.

•
International-Based Direct Brands operating loss was $33.1 million ((17.6)% of net sales) in the second quarter of 2009, compared to operating income of $2.6 million (0.9% of net sales) in 2008. The decrease reflects reduced sales and an increase in streamlining and brand exiting activities, partially offset by a $4.7 million increase resulting from fluctuations in foreign currency exchange rates.

•
Partnered Brands operating loss in the second quarter of 2009 decreased to $19.4 million ((7.9)% of net sales), from an operating loss of $34.3 million ((9.1)% of net sales) in 2008, as a result of reduced restructuring expenses and reduced SG&A, mostly offset by reduced gross margin.

On a geographic basis, Domestic operating loss decreased by $4.5 million to a loss of $21.3 million, which predominantly reflects decreased losses in our domestic Partnered Brands segment, partially offset by losses in the operations of our Domestic-Based Direct Brands segment. The International operating loss was $40.3 million in the second quarter of 2009, compared to operating income of $4.1 million in the second quarter of 2008. This change reflects the losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $5.9 million.
Other Expense, Net
Other expense, net amounted to $7.3 million and $1.0 million in the three months ended July 4, 2009 and July 5, 2008, respectively. Other expense, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $6.8 million on our euro-denominated notes within earnings in 2009 and (ii) foreign currency transaction gains and losses in 2009 and 2008.
Interest Expense, Net
Interest expense, net increased $5.7 million, or 58.2%, to $15.5 million for the three months ended July 4, 2009 as compared to $9.8 million for the three months ended July 5, 2008, primarily due to increased amortization of bank fees and an increase in interest rates associated with our amended credit facility.
Benefit for Income Taxes
We recorded a benefit for income taxes of $7.7 million and $18.6 million in the three months ended July 4, 2009 and July 5, 2008, respectively. The income tax benefit in the three months ended July 4, 2009 consists principally of: (i) a tax benefit of $8.0 million that offsets tax expenses recorded in stockholders’ equity and (ii) tax expense related to additional accruals associated with indefinite-lived intangible assets and uncertain tax positions. We have not recorded income tax benefits for other losses incurred during 2009 as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pre-tax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits; and (iii) current general economic conditions.
The income tax benefit in the three months ended July 5, 2008 reflects the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the second quarter of 2009 increased to $76.7 million, or (11.2)% of net sales, from $13.9 million in the second quarter of 2008, or (1.4)% of net sales. EPS from continuing operations attributable to Liz Claiborne, Inc. decreased to $(0.82) in 2009 from $(0.15) in 2008.

Discontinued Operations, Net of Tax
Loss from discontinued operations in the second quarter of 2009 decreased to $5.4 million, from $9.3 million in the second quarter of 2008, reflecting decreased activities as we wind down these operations. The second quarter 2009 results include a loss on disposal of discontinued operations of $1.2 million and a $4.2 million loss from discontinued operations as compared to a $1.7 million loss on disposal of discontinued operations and a $7.6 million of loss from discontinued operations in 2008. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.05) in 2009 and $(0.10) in 2008.
Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in the second quarter of 2009 increased to $82.1 million from $23.2 million in the second quarter of 2008. EPS decreased to $(0.87) in 2009, from $(0.25) in 2008.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund growth in working capital (primarily accounts receivable and inventory); (ii) invest in our information systems to support changes in our supply chain; (iii) fund other capital expenditures related to opening retail stores that were part of our retail expansion initiatives in 2008, the continued rollout of our LIZ CLAIBORNE NEW YORK product line and normal maintenance activities; (iv) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.
In January 2009, we completed the amendment and extension of our bank credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On May 12, 2009, we completed a second amendment to our bank credit agreement, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the credit agreement fails to exceed $90,000,000 or, on any date on or after October 4, 2009 and prior to December 6, 2009, $75,000,000 and on or after December 15, 2009 and prior to January 30, 2010, $120,000,000; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect) for the period from December 2009 through the end of the second quarter of 2010 as calculated in accordance with the Amended Agreement; (iii) adds a minimum availability covenant, which requires us to maintain availability in excess of $50,000,000 (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45,000,000); (iv) sets a minimum LIBOR interest rate of 1.50% and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30.0 million in the borrowing base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
On June 24, 2009, we completed the offering of $90.0 million of 6% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”). We used the net proceeds from the offering to repay outstanding borrowings under our amended credit facility. The Convertible Notes enhance liquidity by extending the maturity of a portion of our debt while allowing for additional borrowing capability under our Amended Agreement, as well as providing flexibility by allowing us to utilize shares to repay a portion of the notes.
We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements through the end of the second fiscal quarter of 2010. As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through June 2010 in the event our borrowing availability falls below certain designated levels, and at all times after June 2010. We are also subject to minimum borrowing availability levels under the Amended Agreement. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs, or meet minimum availability requirements or remain at levels that will keep the fixed charge coverage covenant from springing into effect. We currently anticipate that our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant prior to July 2010. The sufficiency and availability of our sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the current status of, and any further adverse changes in, our credit ratings; our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for the refund of a portion of the $75.0 million closing payment in certain limited circumstances including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. Any such refund could have an adverse impact on our liquidity. In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or default under the Amended Agreement and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and our 5% 350 million euro Notes (the “Notes”) due 2013. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
As discussed above, through June 2010, we are subject to a fixed charge coverage covenant under the Amended Agreement in the event borrowing availability under the Amended Agreement falls below the levels described above and at all times after June 2010. We are also subject to minimum borrowing levels, which require us to maintain availability at the levels described above. We are also subject to various other covenants and requirements under the Amended Agreement, such as financial requirements, reporting requirements and various negative covenants. While our current forecasts indicate that borrowing availability under the Amended Agreement will not fall below levels that would trigger the application of the fixed charge coverage covenant prior to the end of June 2010, we may not be able to maintain availability at levels necessary to avoid springing such covenant, and if such covenant takes effect during such period, we may not be in compliance with such covenant. If we do not realize significant increases in net sales and return to profitability, we would not expect to be able to comply with this covenant. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Should we be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. There can be no assurances that we will be able to secure any such waiver or amendment. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.
Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. There can be no assurances that we will be able to successfully complete any of such actions, if necessary.
Cash and Debt Balances. We ended the first half of 2009 with $53.3 million in cash and marketable securities, compared to $100.4 million at the end of the first half of 2008 and with $717.6 million of debt outstanding, compared to $898.4 million at the end of the first half of 2008. This $133.7 million decrease in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to cash flows from continuing operations for the last twelve months of $381.3 million, which includes the receipt of $136.7 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, partially offset by $145.0 million in capital and in-store shop expenditures and $104.0 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5% Notes decreased our debt balance by $59.5 million.
Accounts Receivable decreased $142.8 million, or 32.5%, at July 4, 2009 compared to July 5, 2008, primarily due to (i) decreased sales in our Partnered Brands and International-Based Direct Brands segments, (ii) the impact of brands sold or licensed and (iii) the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $13.6 million. Accounts receivable decreased $42.5 million, or 12.5% at July 4, 2009 compared to January 3, 2009, primarily due to the timing of shipments in our domestic wholesale operations.

Inventories decreased $111.7 million, or 22.5% at July 4, 2009 compared to July 5, 2008, primarily due to conservative inventory management and reduced sales, including the impact of brands sold or licensed. The impact of changes in foreign currency exchange rates decreased inventories by $19.6 million, or 3.9% at July 4, 2009 compared to July 5, 2008. Inventories decreased by $79.5 million, or 17.1% compared to January 3, 2009 primarily due to seasonal timing of wholesale shipments.
Borrowings under our revolving credit facility peaked at $273.6 million during the first half of 2009. Our borrowings under this facility totaled $138.2 million at July 4, 2009.
Net cash provided by (used in) operating activities of our continuing operations was $139.6 million in the first half of 2009, compared to $(37.5) million in the first half of 2008. This $177.1 million increase was primarily due to the receipt of $97.8 million of net income tax refunds in 2009 and $75.0 million in connection with our agreement with Li & Fung and a decrease in our inventory and accounts receivable balances, partially offset by a decrease in net income. In addition, the operating activities of our discontinued operations used $11.4 million and $18.4 million of cash in the six months ended July 4, 2009 and July 5, 2008, respectively.
Net cash used in investing activities of our continuing operations was $50.1 million in the first half of 2009 compared to $74.2 million in 2008. Net cash used in investing activities in the first half of 2009 primarily reflects the use of $40.6 million for capital and in-store shop expenditures and the use of $8.8 million for acquisition-related payments of LUCKY BRAND and MAC & JAC. Net cash used in investing activities in the first half of 2008 primarily reflects the use of $89.8 million for capital and in-store shop expenditures and $5.1 million for acquisition-related payments of LUCKY BRAND. The investing activities of our discontinued operations provided $64.8 million of cash in the three months ended July 5, 2008, which primarily represents the receipt of cash from dispositions.
Net cash used in financing activities was $47.1 million in the first six months of 2009, compared to $40.7 million in the first six months of 2008. The $6.4 million period-over-period increase in the use of cash primarily reflects (i) an increase of $36.1 million in cash paid for deferred financing fees; (ii) a net decrease of $19.2 million in cash used to repay borrowings, as we had significantly reduced outstanding borrowings in the latter half of 2008 and we used the proceeds from the issuance of the Convertible Notes in 2009 to repay revolver borrowings and (iii) the absence of dividend payments in 2009, which used $10.5 million of cash in 2008.
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
We may be required to make additional payments in connection with certain of our acquisitions. These payments will be funded with cash provided by operating activities or our revolving credit facility:
•
On January 26, 2006, we acquired 100 percent of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, we paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. We currently estimate that the aggregate of the remaining contingent payments will be in the range of approximately $3-8 million, which will be accounted for as additional purchase price when paid.

•
On June 8, 1999, we acquired 85.0 percent of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. We will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. We recorded the present value of fixed amounts owed of $4.9 million in Accrued expenses and Other Non-Current Liabilities. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $0-5 million.

We are planning a significant reduction in capital expenditures for 2009 to approximately $70 million from $194.2 million in 2008. These expenditures primarily relate to our plan to open 16-18 retail stores globally, the continued technological upgrading of our management information systems, costs associated with the continued rollout of our LIZ CLAIBORNE NEW YORK product line and refurbishment of selected LIZ CLAIBORNE outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our revolving credit facility. In addition, pursuant to terms of the Amended Agreement, our capital expenditures may not exceed $85 million in 2009.
Financing Arrangements
Debt consists of the following:

In thousands	July 4, 2009	January 3, 2009	July 5, 2008

5% Notes (a)	$488,892	$485,582	$547,900
6% Convertible Senior Notes (b)	69,508	—	—
Revolving credit facility	138,231	234,400	241,800
Capital lease obligations	20,764	22,787	24,750
Other (c)	232	870	83,942

Total debt	$717,627	$743,639	$898,392

(a)	The change in the balance of these euro-denominated notes reflects the impact of changes in foreign currency exchange rates.

(b)	Our 6% Convertible Senior Notes were issued during the second quarter of 2009. The amount represents principal of $90.0 million and an amortized debt discount of $20.5 million.

(c)	The decrease in the balance reflects the repayment of outstanding borrowings under working capital lines of credit.
5% Notes
On July 6, 2006, we completed the issuance of 350 million euro (or $446.9 million based on the exchange rate in effect on such date) 5% Notes due July 8, 2013. The net proceeds of the offering were used to refinance our then outstanding 350 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of B+ from S&P and B2 from Moody’s. These Notes are designated as a partial hedge of our net investment in a foreign subsidiary.
6% Convertible Senior Notes
On June 24, 2009, we issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. We used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under our revolving credit facility.

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at our election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of July 4, 2009, none of the Convertible Notes have been converted.
We account for the Convertible Notes under the provisions of FSP APB 14-1, which requires us to separately account for the liability and equity components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. Our effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense will increase as the Convertible Notes approach maturity and accretes to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount were not significant in the second quarter of 2009.
Revolving Credit Facility
On January 12, 2009, we completed an amendment and extension of our revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50 million. As a condition to the Amended Agreement, during 2009, we were required to and did repay amounts outstanding under our revolving credit facility with the receipt of tax refunds, which aggregated $97.8 million. Such repayment did not reduce future borrowing capacity or alter the maturity date of the facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and includes a $300 million multi-currency revolving credit line and a $300 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on Eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement. The Amended Agreement eliminates certain covenants, but maintains a fixed charge coverage covenant and restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets. The Amended Agreement contains customary events of default. The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to our synthetic lease. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
On May 12, 2009, we completed an amendment to our Amended Agreement, which is described above.
As of July 4, 2009, we held a Ba3 corporate family debt rating and a B2 senior unsecured debt rating from Moody’s and a B+ senior unsecured debt rating from S&P.
As of July 4, 2009, availability under our revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity
Revolving credit facility (a)	$600,000	$387,428	$138,231	$34,583	$214,614

(a)	Availability under the Amended Agreement is the lesser of $600 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

Capital Lease
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
On May 12, 2009 the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of July 4, 2009, we had a Canadian currency collar maturing in January 2010 to sell 3.6 million Canadian dollars for $3.1 million. We also had forward contracts maturing through August 2010 to sell 44.1 million Canadian dollars for $37.1 million and to sell 94.8 million euro for $125.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of July 4, 2009, January 3, 2009 and July 5, 2008:

	Foreign Currency Contracts Designated as Hedging Instruments Under SFAS No. 133
	Asset Derivatives			Liability Derivatives
	Balance			Balance
In thousands	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 4, 2009	Other current assets	$18,838	$240	Accrued expenses	$135,169	$7,940
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
July 5, 2008	Other current assets	14,671	148	Accrued expenses	72,026	6,666

	Foreign Currency Contracts Not Designated as Hedging Instruments Under SFAS No. 133
	Asset Derivatives			Liability Derivatives
	Balance			Balance
In thousands	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 4, 2009	Other current assets	$5,488	$96	Accrued expenses	$6,227	$239
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
July 5, 2008	Other current assets	8,219	213	Accrued expenses	5,109	18
The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements for the three months ended July 4, 2009 and July 5, 2008:

Three Months Ended July 4, 2009
Location of Gain
	Amount of Gain or	or (Loss) Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized
	in OCI on	into Income	from Accumulated	in Income on
In thousands	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(5,146)	Cost of goods sold	$(3,831)	$(503)

Three Months Ended July 5, 2008
Location of Gain
or (Loss)
	Amount of Gain or	Reclassified from	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	(Loss) Reclassified	(Loss) Recognized
	in OCI on	into Income	from Accumulated	in Income on
In thousands	Derivative	(Effective and	OCI into Income	Derivative
Instrument	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign Exchange Contracts	$(338)	Cost of goods sold	$3,645	$79
Approximately $7.7 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The related translation loss recorded within other comprehensive loss was $1.9 million and $35.8 million for the six months ended July 4, 2009 and July 5, 2008, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $1.3 million is reflected within Other income (expense) on the accompanying Condensed Consolidated Statement of Operations during the six months ended July 4, 2009.
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

Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.
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

During 2009, we also recorded a goodwill impairment charge of $2.8 million associated with contingent consideration for our acquisition of Mac & Jac in 2006.
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
We hedge our net investment position in euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for the effective portion of a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. We have at times used derivative instruments to hedge the changes in the fair value of the debt due to interest rates, with the change in fair value recognized currently in Interest expense, net together with the change in fair value of the hedged item attributable to interest rates.
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
We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 4, 2009, the first day of fiscal year 2009. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with SFAS No. 160, we reclassified the noncontrolling interest to a separate component within stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at July 4, 2009, January 3, 2009 and July 5, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 10 of Notes to Condensed Consolidated Financial Statements).
On January 4, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133. We adjusted our disclosure to provide information about (i) how and why we use derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of the provisions of SFAS No. 161 did not affect our condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 15 of Notes to Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures. The adoption of FAS 157-4 did not have an impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the provisions of FSP FAS 107-1 and APB 28-1did not affect our condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 of Notes to Condensed Consolidated Financial Statements.
In the second quarter of 2009, we adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with SFAS No. 165, we evaluate subsequent events through the date our financial statements are issued. The adoption of SFAS No. 165 did not impact our condensed consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. In addition, SFAS No. 167 addresses the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 is effective at the start of our first fiscal year beginning after January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the sole source for authoritative U.S. GAAP. The codification will reorganize all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 also replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
We are evaluating the impact of the adoption of these standards on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, our synthetic lease and our bank revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of July 4, 2009, January 3, 2009 and July 5, 2008, our exposure to changing market rates was as follows:

In millions	July 4, 2009	January 3, 2009	July 5, 2008
Variable rate debt	$138.2	$234.4	$324.8
Average interest rate	6.39%	3.90%	3.50%
A ten percent change in the average rate would have resulted in a $0.8 million change in interest expense during the six months ended July 4, 2009.
As of July 4, 2009, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering, which is a fixed rate obligation, partially mitigates the risks with respect to our variable rate financing.
MEXX transacts business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency exchange rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.
At July 4, 2009, January 3, 2009 and July 5, 2008, we had forward contracts aggregating to $162.6 million, $185.3 million and $96.7 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $3.1 million at July 4, 2009 and $3.3 million at July 5, 2008. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were $7.7 million at July 4, 2009, $6.5 million at January 3, 2009 and $6.5 million at July 5, 2008. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicates that if the US dollar uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $17.1 million. Conversely, if the US dollar uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $16.5 million. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in euro functional subsidiaries by designating the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see Hedging Activities), we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicates if the US dollar weakened by 10% against the euro, a translation loss of $20.0 million associated with the ineffective portion of the hedge would be recorded in other income. Conversely, if the US dollar strengthened by 10% against the euro, a translation gain of $20.0 million associated with the ineffective portion of the hedge would be recorded in other income.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2009, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and we submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources has reviewed our submission and has requested certain modifications to the response and some minimal additional testing. We have submitted the modified response and additional testing results. The Georgia Department of Natural Resources has reviewed our modified response and additional testing results and in the first quarter of 2009, notified us that it is requiring some additional information to complete our compliance status report submission. We are currently reviewing the request for additional information and will respond within the required timeframe. In June 2009, the Company submitted a revised compliance status report to address the Georgia Department of Natural Resources requests and based on the testing results, the Company has requested that the site be removed from the Hazardous Sites Inventory. The Company is awaiting a response from the Georgia Department of Natural Resources.

ITEM 1A.	RISK FACTORS
You should carefully consider the risk factors included in our annual report on Form 10-K for the year ended January 3, 2009, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks discussed occur, our business, financial condition and operating results could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we asses the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to comply with the financial and other covenants included in our amended credit facility, the borrowing base requirement in our amended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory, and the minimum availability covenant in our amended credit facility that requires us to maintain availability in excess of an agreed upon level.
Our primary ongoing cash requirements are to (i) fund working capital (primarily accounts receivable and inventory); (ii) invest in our information systems to support changes in our supply chain; (iii) fund other capital expenditures related to opening retail stores that were part of our retail expansion initiatives in 2008, the continued rollout of our Liz Claiborne New York product line and normal maintenance activities; (iv) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; and (v) fund operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
In January 2009, we completed the amendment and extension of our bank credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On May 12, 2009, we completed a second amendment to our Amended Agreement, which (i) provides that through the end of the second quarter of 2010, the fixed charge coverage covenant will be in effect only when availability under the amended credit facility fails to exceed $90,000,000 or, on any date on or after October 4, 2009 and prior to December 6, 2009, $75,000,000 and on or after December 15, 2009 and prior to January 30, 2010, $120,000,000; (ii) reduces the minimum required fixed charge coverage ratio (only if in effect and as calculated in accordance with the terms of the Amended Agreement) for the period from December 2009 through the end of the second quarter of 2010 from 1.50 to 1.00 to 1.25 to 1.00, as calculated in accordance with the Amended Agreement; (iii) adds a minimum availability covenant which requires us to maintain availability in excess of $50,000,000 (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45,000,000); (iv) sets a minimum LIBOR interest rate of 1.50% and adjusts certain interest rate spreads based upon availability; (v) requires the application of substantially all cash collected to reduce outstanding borrowings under the Amended Agreement; and (vi) extends the inclusion of an intangible asset value of $30 million in the borrowing base through the maturity of the Amended Agreement. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.

We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements through the end of the second fiscal quarter of 2010. As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through June 2010 in the event our borrowing availability falls below certain designated levels, and at all times after June 2010. We are also subject to minimum borrowing availability levels under the Amended Agreement. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs, or meet minimum requirements or remain at levels that will keep the fixed charge coverage covenant from springing into effect. We currently anticipate that our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant prior to July 2010. The sufficiency and availability of our sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; the current status of, and any further adverse changes in, our credit ratings; our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; the financial wherewithal of our larger department store and specialty store customers; and interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for the refund of a portion of the $75.0 million closing payment in certain limited circumstances including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. Any such refund could have an adverse impact on our liquidity. In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or default under the Amended Agreement and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the 6% Convertible Senior Notes due June 15, 2014 and our 5% 350 million euro Notes (the “Notes”) due 2013. The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.
As discussed above, through June 2010, we are subject to a fixed charge coverage covenant under the Amended Agreement in the event borrowing availability under the Amended Agreement falls below the levels described above and at all times after June 2010. We are also subject to minimum borrowing levels, which require us to maintain availability at the levels described above. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. While our current forecasts indicate that borrowing availability under the Amended Agreement will not fall below levels that would trigger the application of the fixed charge coverage covenant prior to the end of June 2010, we may not be able to maintain the borrowing availability levels necessary to avoid application of the financial coverage ratio prior to June 2010, and if such covenant takes effect during such period, we may not be in compliance with such covenant. If we do not realize significant increases in net sales and return to profitability, we would not expect to be able to comply with this covenant. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. A continuation of this trend may lead to further reduced consumer spending, which would adversely impact our net sales and cash flows, which could adversely affect our compliance with the fixed charge coverage covenant of the Amended Agreement. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.
Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any of such actions if necessary.

General economic conditions in the United States, Europe and other parts of the world, including a continued weakening of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.
The economies of the United States, Europe and other parts of the world in which we operate have weakened significantly as a result of the global economic crisis. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions both in the U.S. and abroad; consumer confidence; wages and current and expected employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the performance of the financial, equity and credit markets; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. These conditions have and could further lead to continuing substantial declines in consumer spending over the foreseeable future. The current depressed economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. A number of our markets continue to suffer particularly severe downturns, including our Eastern European markets, which have been particularly adversely affected by conditions in the world economy, and we have experienced, and expect to continue to experience, significant declines in revenues. Profitability of our Mexx business has been, and is expected to continue to be, even more affected by such downturn as such regions account for a significant amount of Mexx’s profitability. We expect such declines to continue as the current recessionary period continues and disposable income declines. Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.
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
Our business is dependent to a significant degree on sales to a limited number of large U.S. department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry, and financial difficulties at our large department store customers.
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

We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business, financial condition, liquidity and results of operations. As a result of the current unfavorable economic environment, we have experienced a softening of demand from a number of wholesale customers, such as large department stores, who have been highly promotional and have aggressively marked down all of their merchandise, including our products. Any promotional pricing or discounting in response to softening demand may also have a negative effect on brand image and prestige, which may be difficult to counteract once the economy improves. Furthermore, this promotional activity may lead to requests from those customers for increased markdown allowances at the end of the season. Promotional activity at our wholesale customers will also often result in promotional activity at our retail stores.
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
We may not be able to effect a turnaround of our MEXX Europe business.
We are in the process of implementing initiatives announced in September 2008 to accelerate the turnaround of the MEXX business in Europe. These initiatives focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and improving our supply chain model. As part of this effort, in May 2009, we announced the hiring of Thomas J. Grote, who will become CEO of MEXX effective October 1, 2009. There can be no assurances that these initiatives will maintain or improve the operating results of our MEXX Europe operations.
We cannot assure the successful implementation and results of our long-term strategic plans.
Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:
•
Our strategic plan contemplated a significant expansion of our specialty retail business in our Domestic-Based Direct Brands and International-Based Direct Brands segments. The successful operation and expansion of our specialty retail business in our Direct Brands segments is subject to, among other things, our ability to successfully expand the specialty store base of our Direct Brands segments, our ability to successfully find appropriate sites, negotiate favorable leases, design and create appealing merchandise, manage inventory levels, install and operate effective retail systems, apply appropriate pricing strategies and integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, in light of the current economic conditions and the dramatic decline in consumer spending especially for fashion apparel and related products such as ours, we have greatly limited our capital expenditure budget for 2009 and are planning on opening 16 to 18 new specialty and outlet stores in 2009.

•
We have announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of our wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our Liz Claiborne brand and with John Bartlett with respect to our Claiborne (men’s) brand. Our wholesale customers have been seeking differentiated product and we believe that these design agreements will enable us to distinguish our product offering. However, there can be no assurances that these arrangements will result in improved product or that the resulting products will be acceptable to our wholesale customers or consumers.

To help us improve our sourcing and supply chain capabilities at our MEXX Europe business, in 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of the jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75 million and an additional payment of $8 million to offset the restructuring expenses associated with the transaction. We now pay Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. Approximately 250 of our employees became employees of Li & Fung at closing and 225 additional staff positions in our overseas offices were eliminated. There can be no assurances that we can be successful in these efforts and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li & Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands, or certain termination events. We continue to assess various streamlining opportunities to reduce costs associated with our distribution process, which could result in additional outsourcing agreements in the future.
The success of our business depends on our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies.
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
We are bound by a variety of collective bargaining agreements with two unions, mostly in our warehouse and distribution facilities. We are currently in discussions with these unions regarding the contracts. We consider our relations with our nonunion and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business.
Our business could suffer if we cannot adequately establish, defend and protect our trademarks and other proprietary rights.
We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity and results of operations. There can be no assurances that the actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, there can be no assurances that in certain countries others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts, or that resolving such conflicts will not require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.
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

Any increased competition, or our failure to adequately address these competitive factors, could result in reduced sales or prices, or both, which could have a material adverse effect on us. We also believe there is an increasing focus by the department stores to concentrate an increasing portion of their product assortments within their own private label products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by department stores. Finally, in the current economic environment, which is characterized by softening demand for discretionary items, such as apparel and related products, there has been a consistently increased level of promotional activity, both at our retail stores and at department stores, which has had an adverse effect on our revenues and profitability.
Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with our agreement with Li & Fung, which results in a single foreign buying agent for substantially all of our products.
We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including several hundred suppliers manufacturing our products; at the end of fiscal 2008 such suppliers were located in approximately 50 countries, with the largest finished goods supplier at such time accounting for approximately 4.5% of the total of finished goods we purchased in fiscal 2008. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards and we employ independent testing for safety and content issues, there can be no assurances that we will be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.
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
In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of the jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75 million and an additional payment of $8 million to offset the restructuring expenses associated with the transaction. We now pay Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices In Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. There can be no assurance that the transition with Li & Fung will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, our agreement with Li & Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands or certain termination events.
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
We source most of our products outside the U.S. through arrangements with independent suppliers in approximately 50 countries as of January 3, 2009. There are a number of risks associated with importing our products, including but not limited to the following:
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

Our business and balance sheets are exposed to domestic and foreign currency fluctuations, including with respect to the outstanding euro-denominated notes.
While we generally purchase our products in U.S. dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 35.5% of our total sales in fiscal 2008. Such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivables levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations. In addition, we have outstanding 350 million euro of euro-denominated notes, which could further expose our business and balance sheets to foreign currency fluctuations.
Our ability to utilize our deferred tax assets may be limited significantly if we experience an “ownership change.”
As of January 3, 2009, we had a U.S. federal net operating loss carryforward (“NOL”) of $137.6million. Among other factors, our ability to utilize our NOL to offset future taxable income maybe limited significantly if we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Internal Revenue Code on our ability to utilize our NOL depends on the value of our stock at the time of the ownership change. We estimate that the cumulative change in our ownership was approximately 34 percentage points as of July 4, 2009. If our NOL is subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. There is a full valuation allowance for the NOL for US GAAP purposes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended July 4, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total Number			Shares Purchased as	Yet Be Purchased
	of Shares			Part of Publicly	Under the Plans or
	Purchased		Average Price	Announced Plans or	Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (b)
April 5, 2009 – May 2, 2009	—	(a)	$—	—	$28,749
May 3, 2009 – June 6, 2009	3.5	(a)	3.45	—	28,749
June 7, 2009 – July 4, 2009	0.2	(a)	4.63	—	28,749

Total – 13 Weeks Ended July 4, 2009	3.7	(a)	$3.50	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2009 Annual Meeting of Stockholders held on May 21, 2009, the stockholders of the Company (i) approved the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2009 (the number of affirmative votes cast was 77,485,218, the number of negative votes cast was 715,739 and the number of abstentions was 249,565); (ii) approved the stockholder proposal relating to a charter amendment to remove supermajority vote requirements (the number of affirmative votes cast was 77,136,602, the number of negative votes cast was 953,937 and the number of abstentions was 359,983); (iii) approved the stockholder proposal relating to the declassification of the Board of Directors (the number of affirmative votes cast was 64,217,703, the number of negative votes cast was 5,147,080 and the number of abstentions was 140,027) and (iv) elected the following nominees to the Company’s Board of Directors, to serve until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified:

	Votes
Nominee	For	Withheld	Abstain
Bernard W. Aronson	56,002,565	22,265,623	182,334
Kenneth B. Gilman	56,526,050	21,718,479	205,993
Nancy J. Karch	55,840,965	22,415,038	194,519
The other directors, whose terms of office continued after the Annual Meeting are: Raul J. Fernandez, Kenneth P. Kopelman, Kay Koplovitz, William McComb, Arthur Martinez and Oliver Sockwell.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

4.1	Indenture, dated as of June 24, 2009, by and between the Company and The Bank of New York Mellon, as Trustee.

10.3	Executive Termination Benefits Agreement, by and between the Company and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated July 15, 2009 (the “July 15, 2009 Form 8-K”)).

10.4	Severance Benefits Agreement, by and between the Company and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 of the July 15, 2009 Form 8-K).

10.5	Purchase Agreement, dated June 18, 2009, for the Company’s 6% Convertible Senior Notes due June 2014, by and among the Company and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 12, 2009

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren ANDREW WARREN Chief Financial Officer (Principal financial officer)	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL Vice President — Corporate Controller and Chief Accounting Officer (Principal accounting officer)

EXHIBIT INDEX

4.1	Indenture, dated as of June 24, 2009, by and between the Company and The Bank of New York Mellon, as Trustee.

10.3	Executive Termination Benefits Agreement, by and between the Company and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated July 15, 2009 (the “July 15, 2009 Form 8-K”)).

10.4	Severance Benefits Agreement, by and between the Company and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 of the July 15, 2009 Form 8-K).

10.5	Purchase Agreement, dated June 18, 2009, for the Company’s 6% Convertible Senior Notes due June 2014, by and among the Company and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the S.E.C. or its staff upon request.