Form 10-Q
period 2009-10-03
CLAIBORNE LIZ INC
filed 2009-11-04
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 26, 2009 was 95,005,263.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
October 3, 2009

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Form 10-Q (or incorporated by reference into this Form 10-Q), in future filings by us with the Securities and Exchange Commission, in our press releases, and in oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•
our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and extended credit facility, which may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in our amended and extended credit facility and the borrowing base requirement in our amended and extended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory, the minimum availability covenant in our amended credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes become convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash (based on stock performance in the third quarter of 2009, the Convertible Notes are convertible in the fourth quarter of 2009);

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
•
our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies, changes in our brand relationships and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	our ability to successfully implement our long-term strategic plans;
•	our ability to effect a turnaround of our MEXX Europe business;
•	our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies;
•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union;
•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;
•
risks associated with the implementation of the licensing arrangements with J.C. Penney Corporation, Inc. and QVC, Inc. discussed in this Report, including, without limitation, our ability to efficiently change our operational model and infrastructure as a result of such licensing arrangements, our ability to continue a good working relationship with these licensees and possible changes in our other brand relationships or relationships with other retailers as a result;

•	the impact of the highly competitive nature of the markets within which we operate, both within the United States and abroad;
•	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;
•
risks associated with our agreement with Li & Fung Limited, which results in a single foreign buying agent for substantially all of our products, including either the possible payment by the Company of additional amounts to compensate Li & Fung Limited for any annual shortfall in minimum product volumes or the possible repayment of amounts received from Li & Fung Limited as a result of reduced sourcing volume resulting from the licensing arrangements with J.C. Penney Corporation, Inc. and QVC, Inc;

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

•	our exposure to domestic and foreign currency fluctuations; and
•	our ability to utilize our deferred tax assets may be limited significantly if we experience an “ownership change.”
Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this Report as well as in our 2008 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 3, 2009		October 4, 2008
	(Unaudited)	January 3, 2009	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,173	$25,431	$50,342
Accounts receivable — trade, net	369,724	339,158	483,327
Inventories, net	409,964	464,619	549,270
Deferred income taxes	8,179	6,816	73,128
Other current assets	120,375	223,379	274,745
Assets held for sale	16,649	—	10,267

Total current assets	950,064	1,059,403	1,441,079

Property and Equipment, Net	494,725	572,428	590,070
Goodwill, Net	—	—	676,753
Intangibles, Net	247,285	251,267	254,422
Deferred Income Taxes	2,474	2,200	31,297
Other Assets	31,066	20,154	20,773

Total Assets	$1,725,614	$1,905,452	$3,014,394

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$229,066	$110,219	$61,807
Accounts payable	188,335	211,529	238,566
Accrued expenses	250,053	301,591	304,456
Income taxes payable	6,439	3,890	7,101
Deferred income taxes	—	—	1,125

Total current liabilities	673,893	627,229	613,055

Long-Term Debt	599,520	633,420	912,046
Other Non-Current Liabilities	159,779	98,786	107,649
Deferred Income Taxes	39,765	38,358	363
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	315,574	292,144	299,274
Retained earnings	1,711,028	1,975,082	2,809,150
Accumulated other comprehensive loss	(76,559)	(66,716)	(31,952)

	2,126,480	2,376,947	3,252,909
Common stock in treasury, at cost 81,420,425, 81,316,925 and 81,658,019 shares	(1,877,281)	(1,873,300)	(1,875,522)

Total Liz Claiborne, Inc. stockholders’ equity	249,199	503,647	1,377,387
Noncontrolling interest	3,458	4,012	3,894

Total stockholders’ equity	252,657	507,659	1,381,281

Total Liabilities and Stockholders’ Equity	$1,725,614	$1,905,452	$3,014,394

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	(39 Weeks)	(40 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$2,233,054	$3,073,773	$769,619	$1,014,969

Cost of goods sold	1,208,999	1,586,358	420,776	514,615

Gross Profit	1,024,055	1,487,415	348,843	500,354

Selling, general & administrative expenses	1,220,639	1,495,280	408,509	474,115

Trademark impairment	—	10,046	—	10,046

Goodwill impairment	2,785	—	—	—

Operating (Loss) Income	(199,369)	(17,911)	(59,666)	16,193

Other (expense) income, net	(11,471)	(2,741)	(10,097)	819

Interest expense, net	(46,862)	(33,922)	(17,410)	(12,050)

(Loss) Income Before (Benefit) Provision for Income Taxes	(257,702)	(54,574)	(87,173)	4,962

(Benefit) provision for income taxes	(5,830)	(23,692)	621	14,360

Loss from Continuing Operations	(251,872)	(30,882)	(87,794)	(9,398)

Discontinued operations, net of income taxes	(12,708)	(91,893)	(2,918)	(59,306)

Net Loss	(264,580)	(122,775)	(90,712)	(68,704)

Net (loss) income attributable to the noncontrolling interest	(554)	134	(171)	21

Net Loss Attributable to Liz Claiborne, Inc.	$(264,026)	$(122,909)	$(90,541)	$(68,725)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(2.67)	$(0.33)	$(0.93)	$(0.10)
Net Loss Attributable to Liz Claiborne, Inc.	$(2.81)	$(1.31)	$(0.96)	$(0.73)

Weighted Average Shares, Basic and Diluted	93,855	93,608	93,908	93,641
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2009	October 4, 2008
	(39 Weeks)	(40 Weeks)
Cash Flows from Operating Activities:
Net loss	$(264,580)	$(122,775)
Adjustments to arrive at loss from continuing operations	12,708	91,893

Loss from continuing operations	(251,872)	(30,882)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	120,632	117,745
Impairment of goodwill and trademark	2,785	10,046
Loss on asset disposals and impairments, including streamlining initiatives	24,956	17,796
Share-based compensation	6,689	11,738
Other, net	101	(85)
Changes in assets and liabilities, exclusive of acquisitions:
Increase in accounts receivable — trade, net	(19,363)	(60,460)
Decrease (increase) in inventories, net	56,003	(37,338)
Decrease (increase) in other current and non-current assets	26,439	(11,195)
(Decrease) increase in accounts payable	(20,885)	19,912
Increase (decrease) in accrued expenses and other non-current liabilities	843	(67,254)
Net change in income tax assets and liabilities	94,615	(61,053)
Net cash used in operating activities of discontinued operations	(13,962)	(26,763)

Net cash provided by (used in) operating activities	26,981	(117,793)

Cash Flows from Investing Activities:
Proceeds from disposition	—	21,252
Purchases of property and equipment	(55,015)	(141,681)
Payments for purchases of businesses	(8,755)	(84,420)
Payments for in-store merchandise shops	(5,794)	(5,793)
Other, net	(270)	(211)
Net cash provided by investing activities of discontinued operations	—	64,769

Net cash used in investing activities	(69,834)	(146,084)

Cash Flows from Financing Activities:
Short-term borrowings, net	(9,541)	122,408
Proceeds from issuance of convertible senior notes	90,000	—
Principal payments under capital lease obligations	(3,246)	(3,128)
Dividends paid	—	(15,793)
Payment of deferred financing fees	(39,130)	(2,304)
Other	—	70

Net cash provided by financing activities	38,083	101,253

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,512	7,565

Net Change in Cash and Cash Equivalents	(258)	(155,059)
Cash and Cash Equivalents at Beginning of Period	25,431	205,401

Cash and Cash Equivalents at End of Period	$25,173	$50,342

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (“the Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Information presented as of January 3, 2009 is derived from audited financial statements.
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas, including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:
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
Certain assets associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center have been segregated and reported as held for sale as of October 3, 2009. In addition, certain assets of the Narciso Rodriguez and Enyce brands, as well as the assets associated with the Company’s closed North Bergen, New Jersey distribution center have been segregated and reported as held for sale as of October 4, 2008. These transactions were completed during the fourth quarter of 2008.
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
During the nine months ended October 4, 2008, the Company recognized a pretax charge of $10.6 million on the Ellen Tracy transaction, of which $2.5 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and was recorded within Selling, general & administrative expenses (“SG&A”).
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
USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. The Company also assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize the impact of an uncertain income tax position on its income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
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

In the first quarter of 2009, the Company entered into a ten-year, exclusive buying agency agreement (see Note 10 — Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet. Under the terms of the buying agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The Company will reclassify up to $7.5 million per contract year of the $75.0 million as a reduction of inventory cost as inventory is purchased using the buying agent, up to the minimum requirement for the initial term of the agreement and subsequently reflected as a reduction of Cost of goods sold as the inventory is sold.
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
Owned trademarks and tradenames that have been determined to have indefinite lives are also not subject to amortization, but are reviewed at least annually for potential impairment, as mentioned above. The fair values of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
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
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment.
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
In performing its goodwill impairment evaluation, the Company considers declines in its market value, which began in the second half of 2007, and reconciles the sum of the estimated fair values of its five reporting units to the Company’s market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants.

During 2009, the Company recorded a goodwill impairment charge of $2.8 million associated with contingent consideration for its acquisition of Mac & Jac in 2006 (see Note 6 — Goodwill and Intangibles, Net).
During the annual goodwill impairment test performed in fiscal 2008, no impairment was recognized, however, as a result of declines in the actual and projected performance and cash flows of the Company’s International-Based Direct Brands segment, the Company determined that an additional goodwill impairment test was required to be performed as of January 3, 2009. This assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded a non-cash impairment charge of $300.7 million during the fourth quarter of 2008.
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
As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, no impairment charges were recorded during 2009.
As a result of the 2008 impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of its intangible asset related to its Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, the Company recorded a non-cash pretax charge of $10.0 million ($6.3 million after tax) to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows due to the Company’s exit of these brands. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended October 4, 2008.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
The Company’s derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative’s fair value are recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. The Company tests each hedged derivative for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheets. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.

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
Occasionally, the Company purchases short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings.
Share-Based Compensation
The Company recognizes compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
OTHER SIGNIFICANT ACCOUNTING POLICIES
Fair Value Measurements
The Company applies the relevant accounting guidance on fair value measurements to (i) all financial instruments that are being measured and reported on a fair value basis; (ii) non-financial assets and liabilities measured and reported at fair value on a non-recurring basis; and (iii) disclosures of fair value of certain financial assets and liabilities.
The following fair value hierarchy is used in selecting inputs for those instruments measured at fair value that distinguishes between assumptions based on market data (observable) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels.
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
The Company has chosen not to elect the fair value measurement option for any instruments not required to be measured at fair value on a recurring basis.
The fair value of the Company’s cash flow hedges is primarily based on observable forward foreign exchange rates.

Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company’s policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded on the straight-line method over the shorter of the estimated useful life or the initial lease term. The Company recognizes a liability for the fair value of a conditional asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore the facility back to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the life of the lease term.
The Company capitalizes the costs of software developed or obtained for internal use. Capitalization of software developed or obtained for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over five years, when such software is substantially ready for use.
The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of the impaired assets is reduced to fair value through a charge to the Company’s Condensed Consolidated Statements of Operations.
The Company recorded charges of $15.0 million in 2009 (see Note 9 — Fair Value Measurements) and $2.6 million in 2008 to reduce the carrying values of certain property and equipment to their estimated fair values. The 2008 charges resulted from the decision to close the retail operations of the Company’s MEXX brand in the United Kingdom (“MEXX UK”). An impairment analysis was performed on the property and equipment of MEXX UK, and the Company determined that the carrying value of such assets exceeded their fair value.
Operating Leases
The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. The current portion of tenant allowances is included in accrued liabilities, while the long-term portion is recorded as a deferred lease credit. These allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in SG&A.
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
Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the Condensed Consolidated Statement of Operations or Accumulated other comprehensive loss, as appropriate.
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
Subsequent Events
The Company’s policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred after October 3, 2009 through November 4, 2009, the date the Company issued these financial statements (see Note 18 — Subsequent Events).
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective January 4, 2009, the Company adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements on January 4, 2009, the first day of fiscal year 2009. The new accounting guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity; (ii) net income to include the net income attributable to the noncontrolling interest; and (iii) enhanced disclosure of activity related to noncontrolling interests. The Company reclassified the noncontrolling interest to a separate component within Stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the Net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at October 3, 2009, January 3, 2009 and October 4, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 10 — Commitments and Contingencies).
On January 4, 2009, the Company adopted new accounting guidance on derivative instruments and hedging activities, which enhances the disclosure requirements for derivative instruments and hedging activities. The Company adjusted its disclosure to provide information about: (i) how and why the Company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. The adoption of the new accounting guidance did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 15 — Derivative Instruments.
In April 2009, the Company adopted new accounting guidance on fair value measurements, which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. The guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the Company adopted new accounting guidance on fair value measurements which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the amended guidance did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 — Fair Value Measurements.
In the second quarter of 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact the Company’s condensed consolidated financial statements.
In August 2009, the Company adopted new accounting guidance on fair value measurements. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using specified valuation techniques. In addition, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. A quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of the new accounting guidance did not impact the Company’s condensed consolidated financial statements.
LIQUIDITY AND OTHER MATTERS
Liquidity Enhancement and Cost Reduction
The Company has been greatly impacted by the recent economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. As consumer spending remained at depressed levels in the first nine months of 2009 and may not return to pre-2008 levels for an extended period of time, the Company remains focused on carefully managing those factors within its control, most importantly spending, including reducing its planned 2009 capital expenditures to approximately $75.0 million (from $194.2 million in 2008) and maximizing inventory productivity by tightening assortments to develop SKU efficiencies and sharpening price-points to maximize inventory turns for both wholesale and retail operations. The Company will continue its streamlining efforts to drive cost out of its operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving gross margins, working capital and operating cash flows.
The Company’s cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit increases in 2009, the cessation of its quarterly dividend program and the continuation of streamlining initiatives.
On June 24, 2009, the Company completed the offering of $90.0 million of 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”). The Convertible Notes are unsecured, senior obligations of the Company, will pay interest semi-annually at a rate of 6.0% per annum, and will be convertible, under certain circumstances, into cash, shares of the Company’s common stock, or a combination of cash and shares, at the option of the Company. The Company used the net proceeds from the offering to repay a portion of the outstanding borrowings under its amended credit facility (see Note 8 — Debt and Lines of Credit).
In January 2009, the Company completed an amendment and extension of its revolving credit facility, and in May and November 2009, the Company completed additional amendments to such facility (as amended, the “Amended Agreement”), as discussed in Note 8 — Debt and Lines of Credit. Under the Amended Agreement, the Company is subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, the Company is subject to a minimum aggregate borrowing availability covenant. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to J.C. Penney Corporation, Inc. (“JCPenney”) of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico (see Note 18 — Subsequent Events); (ii) the related sale by the Company to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement; and (iv) certain defined payments, indebtedness and guarantees.

Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. While there can be no assurances that the Company will be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant, the Company currently anticipates that its borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund its liquidity needs or will remain at levels that will keep the fixed charge coverage covenant from springing into effect. If the fixed charge coverage covenant springs into effect due to a failure to fulfill the minimum availability requirements at any time through the end of 2010, the Company does not project it will comply with this covenant. Should the Company be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, the Company would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its debt and credit facilities; the status of, and any further adverse changes in, the Company’s credit ratings; the financial wherewithal of the Company’s larger department store and specialty store customers; and interest rate and exchange rate fluctuations.
2. DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million in the first quarter of 2008.
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C California and Laundry by Design brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (which is net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of its former Ellen Tracy brand for net proceeds of $25.8 million.
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
The Company recorded charges of $4.1 million and $1.5 million during the nine and three months ended October 3, 2009 and $75.4 million ($65.1 million, after tax) and $53.2 million ($51.2 million, after tax) during the nine and three months ended October 4, 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including transaction costs. For the nine months ended October 4, 2008, the net loss on disposal of discontinued operations included approximately $18.3 million for unfavorable discrete tax items consisting of the effect of previously recorded tax credits which will no longer be obtained ($15.5 million) and the effect of valuation allowances recorded against certain capital and state net operating losses ($2.8 million). These amounts were included in Discontinued operations, net of income taxes on the accompanying Condensed Consolidated Statements of Operations and may be adjusted in subsequent periods due to settlement of contingent consideration arrangements and other matters.
The charges recorded in 2009 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2009 (see Note 7 — Income Taxes). Accordingly, the pretax and after tax amounts of such charges are equal.

Summarized Condensed Consolidated Statement of Operations information for discontinued operations is as follows:

	Nine Months Ended		Three Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
In thousands	(39 Weeks)	(40 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$115	$71,021	$(346)	$6,268

Loss before benefit for income taxes	$(8,575)	$(43,787)	$(1,398)	$(13,263)

Benefit for income taxes	—	(16,998)	—	(5,164)

Loss from discontinued operations, net of income taxes	$(8,575)	$(26,789)	$(1,398)	$(8,099)

Loss on disposal of discontinued operations, net of income taxes	$(4,133)	$(65,104)	$(1,520)	$(51,207)

Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consists of property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center as of October 3, 2009. In addition, assets held for sale on the accompanying Condensed Consolidated Balance Sheets consists of certain assets related to the Narciso Rodriguez and Enyce brands, as well as property and equipment associated with the Company’s former North Bergen, New Jersey distribution center as of October 4, 2008. These transactions were completed during the fourth quarter of 2008.
3. STOCKHOLDERS’ EQUITY
Activity for the nine months ended October 3, 2009 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		stock in
	excess of par	Retained	treasury, at	Noncontrolling
In thousands	value	earnings	cost	interest
Balance as of January 3, 2009	$292,144	$1,975,082	$(1,873,300)	$4,012
Net loss	—	(264,026)	—	(554)
Issuance of convertible senior notes, net	11,992	—	—	—
Restricted shares issued, net of cancellations and shares withheld for taxes	4,778	—	(4,027)	—
Share-based compensation	6,689	—	—	—
Dividend equivalent units vested	(29)	(28)	46	—

Balance as of October 3, 2009	$315,574	$1,711,028	$(1,877,281)	$3,458

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements on January 4, 2009. Accordingly, the noncontrolling interest previously presented as a liability has been reclassified to Stockholders’ equity to conform to the current year presentation. Activity for the nine months ended October 4, 2008 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		stock in
	excess of par	Retained	treasury, at	Noncontrolling
In thousands	value	earnings	cost	interest
Balance as of December 29, 2007	$296,158	$2,948,085	$(1,880,534)	$3,760
Net (loss) income	—	(122,909)	—	134
Restricted shares issued, net of cancellations and shares withheld for taxes	(6,674)	—	4,977	—
Share-based compensation	11,806	—	—	—
Stock options exercised	35	—	35	—
Tax benefit on exercise of options	7	—	—	—
Tax deficiency related to share-based compensation	(2,058)	—	—	—
Dividend equivalent units vested	—	(233)	—	—
Dividends declared	—	(15,793)	—	—

Balance as of October 4, 2008	$299,274	$2,809,150	$(1,875,522)	$3,894

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Nine Months Ended		Three Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
In thousands	(39 Weeks)	(40 Weeks)	(13 Weeks)	(13 Weeks)
Net loss	$(264,580)	$(122,775)	$(90,712)	$(68,704)

Other comprehensive loss, net of income taxes:

Change in cumulative translation adjustment	(2,307)	(29,863)	(2,335)	(37,865)

Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $2,116, $10,570, $1,083 and $6,937, respectively	913	14,954	4,223	46,996

Changes in unrealized losses on available-for-sale securities, net of income taxes of $0, $91, $0 and $41, respectively	196	(100)	19	(61)

Changes in fair value of cash flow hedges, net of income taxes of $(1,007), $(2,944), $(699) and $(2,592), respectively	(8,645)	7,639	(3,410)	7,536

Comprehensive loss	(274,423)	(130,145)	(92,215)	(52,098)

Comprehensive loss (income) attributable to the noncontrolling interest	554	(134)	171	(21)

Comprehensive loss attributable to Liz Claiborne, Inc.	$(273,869)	$(130,279)	$(92,044)	$(52,119)

Accumulated other comprehensive loss consisted of the following:

In thousands	October 3, 2009	January 3, 2009	October 4, 2008
Cumulative translation adjustment, net of income taxes of $15,999, $18,115 and $8,840, respectively	$(64,416)	$(63,022)	$(33,181)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $2,325, $1,318 and $(623), respectively	(11,792)	(3,147)	1,437
Unrealized losses on available-for-sale securities, net of income taxes of $0, $0 and $137, respectively	(351)	(547)	(208)

Accumulated other comprehensive loss, net of income taxes	$(76,559)	$(66,716)	$(31,952)

4. INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	October 3, 2009	January 3, 2009	October 4, 2008
Raw materials	$10,964	$25,778	$26,168
Work in process	2,028	2,975	6,575
Finished goods	396,972	435,866	516,527

Total inventories, net	$409,964	$464,619	$549,270

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	October 3, 2009	January 3, 2009	October 4, 2008
Land and buildings	$69,300	$108,175	$108,175
Machinery and equipment	334,147	373,094	394,117
Furniture and fixtures	291,107	277,563	284,786
Leasehold improvements	566,100	545,516	544,588

	1,260,654	1,304,348	1,331,666
Less: Accumulated depreciation and amortization	765,929	731,920	741,596

Total property and equipment, net	$494,725	$572,428	$590,070

Depreciation and amortization expense on property and equipment for the nine months ended October 3, 2009 and October 4, 2008 was $95.5 million and $105.1 million, respectively, which includes depreciation for property and equipment under capital leases of $4.5 million and $5.0 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended October 3, 2009 and October 4, 2008 was $30.9 million and $33.4 million, respectively, which includes depreciation for property and equipment under capital leases of $1.3 million and $1.7 million, respectively. Machinery and equipment under capital leases was $36.2 million, $45.0 million and $45.0 million as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively.

6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	October 3, 2009	January 3, 2009	October 4, 2008

Amortized intangible assets:
Gross carrying amount:
Licensed trademarks	15 years	$32,154	$32,154	$32,449
Owned trademarks	5 years	1,000	1,000	1,000
Customer relationships	12 years	12,159	11,955	12,930
Merchandising rights	4 years	48,024	49,888	48,541
Other	4 years	2,322	2,618	2,618

Subtotal	9 years	95,659	97,615	97,538

Accumulated amortization:
Licensed trademarks		(22,125)	(19,795)	(18,699)
Owned trademarks		(466)	(316)	(267)
Customer relationships		(3,161)	(2,375)	(2,600)
Merchandising rights		(30,346)	(30,019)	(29,522)
Other		(1,419)	(1,183)	(1,064)

Subtotal		(57,517)	(53,688)	(52,152)

Net:
Licensed trademarks		10,029	12,359	13,750
Owned trademarks		534	684	733
Customer relationships		8,998	9,580	10,330
Merchandising rights		17,678	19,869	19,019
Other		903	1,435	1,554

Total amortized intangible assets, net		38,142	43,927	45,386

Unamortized intangible assets:
Owned trademarks		209,143	207,340	209,036

Total intangible assets, net		$247,285	$251,267	$254,422

Amortization expense of intangible assets was $11.6 million and $10.9 million for the nine months ended October 3, 2009 and October 4, 2008, respectively, and $4.2 million and $3.5 million for the three months ended October 3, 2009 and October 4, 2008, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2009	$15.4
2010	11.4
2011	9.4
2012	7.8
2013	1.4
As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company recorded impairment charges during the fourth quarter of 2008 which reduced the carrying value of its goodwill to zero.

The changes in carrying amount of goodwill for the nine months ended October 3, 2009 were as follows:

In thousands	Partnered Brands
Balance as of January 3, 2009	$—
Additional purchase price — Mac & Jac	2,785
Impairment charge	(2,785)

Balance as of October 3, 2009	$—

During 2009, the Company recorded $2.8 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac. As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company performed a step two goodwill impairment assessment, concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in its Partnered Brands segment.
7. INCOME TAXES
During 2008, the Company recorded valuation allowances for substantially all deferred tax assets due to the combination of (i) its recent history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. During 2009, the Company continues to provide for a full valuation allowance on deferred tax assets in most jurisdictions.
The Company’s benefit for income taxes during the nine months ended October 3, 2009 primarily resulted from the allocation of a tax benefit to continuing operations. Amounts credited to Capital in excess of par value, Accumulated other comprehensive loss or Discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. The issuance of the Convertible Notes in June of 2009 resulted in the recognition of a credit to the Capital in excess of par value account of $20.6 million (see Note 8 — Debt and Lines of Credit), which caused the allocation of a tax benefit to continuing operations of approximately $8.0 million. The benefit for income taxes for the nine months ended October 3, 2009 was net of income tax expense related primarily to an increase in deferred tax liabilities for indefinite-lived intangible assets. The Company’s provision for income taxes for the three months ended October 3, 2009, primarily resulted from an increase in deferred tax liabilities for indefinite-lived intangible assets.
The Company’s effective tax rate from continuing operations for the nine and three months ended October 4, 2008 was a benefit of 43.4% and a provision of 289.4%, respectively. Such rates differed from the federal statutory rate of 35.0% due to (i) the impact of discrete items recognized during the periods then ended, consisting primarily of the reversal of previously accrued interest and/or penalties that will not be paid due to the resolution of the underlying uncertain tax positions, (ii) state income taxes and (iii) the effect of permanent items. In addition, the effective tax rate for the three months ended October 4, 2008 reflected a change in the Company’s 2008 estimated pretax income.
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
The Company expects a reduction in the liability for unrecognized tax benefits of approximately $12.2 million within the next 12 months due to the expiration of the statute of limitations and various tax settlements. As of October 3, 2009, uncertain tax positions of $19.9 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8. DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

In thousands	October 3, 2009	January 3, 2009	October 4, 2008

5.0% Notes, due July 2013(a)	$510,182	$485,582	$482,640
6.0% Convertible Senior Notes, due June 2014(b)	70,323	—	—
Revolving credit facility	228,109	234,400	408,900
Capital lease obligations	19,729	22,787	23,776
Other (c)	243	870	58,537

Total debt	828,586	743,639	973,853
Less: current portion (d)	229,066	110,219	61,807

Long-term debt	$599,520	$633,420	$912,046

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)
The Company’s 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The October 3, 2009 amount represented principal of $90.0 million and an unamortized debt discount of $19.7 million.

(c)	The decrease in the balance from the prior year reflected the repayment of outstanding borrowings under working capital lines of credit.

(d)
At October 3, 2009, the balance consisted primarily of outstanding borrowings under the Company’s revolving credit facility and obligations under capital leases. Outstanding revolver borrowings were reflected as a current liability due to the requirement to repay such obligations with substantially all cash collected by the Company, in accordance with the Amended Agreement. Such requirement does not affect future borrowing ability or the final maturity date under the Amended Agreement.

5.0% Notes
On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of B- from Standard & Poor’s (“S&P”) and Caa1 from Moody’s Investor Services, Inc. (“Moody’s”). A portion of the Notes is designated as a hedge of the Company’s net investment in a foreign subsidiary (see Note 15 — Derivative Instruments).
6.0% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of October 3, 2009, none of the Convertible Notes were converted.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $2.4 million and $2.2 million for the nine and three months ended October 3, 2009, respectively.
Revolving Credit Facility
On January 12, 2009, the Company completed an amendment to and an extension of its revolving credit agreement, and on May 12, 2009 and November 2, 2009, the Company completed further amendments to its revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600.0 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50.0 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its revolving credit facility with the receipt of tax refunds, which aggregated $98.5 million. Such repayments did not reduce future borrowing capacity or alter the maturity date of the facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $300.0 million multi-currency revolving credit line and a $300.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.
The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) contains a fixed charge coverage covenant which will be in effect only when availability under the credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date; (ii) contains a minimum availability covenant, which requires the Company to maintain availability of not less than $50.0 million (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45.0 million); (iii) contains a minimum LIBOR interest rate of 1.5% and adjusts certain interest rate spreads based upon availability; (iv) requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement; (v) provides for the inclusion of an intangible asset value of $30.0 million in the borrowings base until the consummation of the sale of certain assets to JCPenney pursuant to the exercise by JCPenney of its purchase option under the JCPenney license agreement; (vi) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the JCPenney purchase option under the JCPenney license agreement; and (vii) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.
The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to the Company’s synthetic lease. The Amended Agreement contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Notes and the Convertible Notes. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.
As of October 3, 2009, the Company held a B2 corporate family debt rating and a Caa1 senior unsecured debt rating from Moody’s and a B corporate family debt rating and a B- senior unsecured debt rating from S&P.

As of October 3, 2009, availability under the Company’s revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity

Revolving credit facility (a)	$600,000	$466,863	$228,109	$35,634	$203,120

(a)	Availability under the Amended Agreement is the lesser of $600.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
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
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	October 3, 2009	January 3, 2009	October 4, 2008
Financial Assets:
Derivatives	$2	$2,424	$3,330
Financial Liabilities:
Derivatives	$(8,415)	$(8,835)	$—
The following table presents the non-financial assets the Company measures at fair value on a non-recurring basis, based on the fair value hierarchy as of October 3, 2009:

					Total Losses
	Net Carrying				Nine Months	Three Months
	Value as of	Fair Value Measured and Recorded			Ended	Ended
	October 3,	at Reporting Date Using:			October 3,	October 3,
In thousands	2009	Level 1	Level 2	Level 3	2009	2009
Long-lived assets held and used	$1,835	$—	$—	$1,835	$14,957	$9,767
As a result of the decision to exit certain operational retail formats, an impairment analysis was performed on the associated property and equipment. The Company determined that the carrying value of a portion of such assets exceeded their fair value. The impairments resulted from a decline in respective future anticipated cash flows of certain retail operations relating to (i) KATE SPADE; (ii) LUCKY BRAND; (iii) Partnered Brands; and (iv) JUICY COUTURE, as well as certain corporate and MEXX software.

The fair and carrying values of the Company’s debt instruments are detailed as follows:

	October 3, 2009
In thousands	Fair Value	Carrying Value
5.0% Notes, due July 2013 (a)	$356,619	$510,182
6.0% Convertible Senior Notes, due June 2014 (a)	144,149	70,323
Revolving credit facility (b)	228,109	228,109

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rates; accordingly, its fair value approximates its carrying value.
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
10. COMMITMENTS AND CONTINGENCIES
During the first quarter of 2009, the Company entered an agreement with Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s exclusive buying agent for all of the Company’s brands and products (other than jewelry). The Company received at closing a payment of $75.0 million and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The recently announced licensing arrangements with JCPenney and QVC, Inc. (“QVC”), as discussed in Note 18 — Subsequent Events, are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under the Company’s agreement with Li & Fung, the Company may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by the Company from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. The Company is currently in discussions with Li & Fung as to the impact of these transactions on its agreement. The Company does not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.
On January 26, 2006, the Company acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, the Company paid the former owners of Mac & Jac $3.8 million based on the 2008 fiscal year earnings. The Company currently estimates that the aggregate of the remaining contingent payments will be in the range of approximately $2.0-7.0 million, which will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, the Company paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. On September 20, 2007, the Company entered into an agreement to acquire the remaining shares that were owned by the sellers of Lucky Brand, amending an agreement signed on January 28, 2005. The Company will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. The Company recorded the present value of fixed amounts owed of $4.9 million in Accrued expenses. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million, that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $0-5.0 million.

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1.0% of the lessor’s assets. The lease includes guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required. The Company has not entered into any other off-balance sheet arrangements.
On November 2, 2009, the terms of the synthetic lease were amended to make applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.
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
11. STREAMLINING INITIATIVES
2009 Actions
In the first quarter of 2009, the Company completed its long-term, exclusive buying agency agreement with Li & Fung. As a result, the Company’s international buying offices were integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action include lease terminations, property and equipment disposals and employee terminations and relocation and are anticipated to be completed during 2009. Expenses associated with this action are partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.
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

2007 Actions
During 2007, the Company began various streamlining initiatives, which resulted in the following:
•	Realignment of its organization to a brand-centric structure;

•	Discontinuation or licensing of fourteen of the Company’s brands; and

•
Implementation of a more competitive cost structure, including cost savings through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.

During the nine months ended October 3, 2009, the Company recorded charges totaling $75.3 million related to these initiatives, including non-cash charges of $19.5 million. The Company expects to pay approximately $20.5 million of accrued streamlining costs by the end of 2009. For the nine months ended October 4, 2008, the Company recorded $82.6 million ($53.5 million after tax) related to these initiatives, including $36.7 million of payroll and related costs, $28.2 million of lease termination costs, $9.3 million of fixed asset write-downs and disposals and $8.4 million of other costs.
The charges recorded in 2009 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2009 (see Note 7 — Income Taxes). Accordingly, the pretax and after tax amounts of such charges are equal.
For the nine and three months ended October 3, 2009 and October 4, 2008, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Nine Months Ended		Three Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
In thousands	(39 Weeks)	(40 Weeks)	(13 Weeks)	(13 Weeks)
Domestic-Based Direct Brands	$23,738	$1,425	$11,383	$1,385
International-Based Direct Brands	18,315	23,682	3,892	13,356
Partnered Brands	33,239	57,505	11,230	8,881

Total	$75,292	$82,612	$26,505	$23,622

A summary rollforward of the liability for streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 3, 2009	$11,452	$15,359	$—	$616	$27,427
2009 provision, net (a)	34,240	16,353	19,514	5,185	75,292
2009 fixed asset write-downs	—	—	(19,514)	—	(19,514)
Translation difference	(114)	39	—	73	(2)
2009 spending	(41,058)	(6,958)	—	(5,874)	(53,890)

Balance at October 3, 2009	$4,520	$24,793	$—	$—	$29,313

(a)	Net of the receipt of $8.0 million from Li & Fung.

12. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”):

	Nine Months Ended		Three Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
In thousands	(39 Weeks)	(40 Weeks)	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(251,872)	$(30,882)	$(87,794)	$(9,398)
Net (loss) income attributable to the noncontrolling interest	(554)	134	(171)	21

Loss from continuing operations attributable to Liz Claiborne, Inc.	(251,318)	(31,016)	(87,623)	(9,419)
Loss from discontinued operations, net of income taxes	(12,708)	(91,893)	(2,918)	(59,306)

Net loss attributable to Liz Claiborne, Inc.	$(264,026)	$(122,909)	$(90,541)	$(68,725)

Basic weighted average shares outstanding	93,855	93,608	93,908	93,641
Stock options and nonvested shares(a)(b)	—	—	—	—
Convertible Notes(c)	—	—	—	—

Diluted weighted average shares outstanding	93,855	93,608	93,908	93,641

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(2.67)	$(0.33)	$(0.93)	$(0.10)

Loss from discontinued operations	$(0.14)	$(0.98)	$(0.03)	$(0.63)

Net loss attributable to Liz Claiborne, Inc.	$(2.81)	$(1.31)	$(0.96)	$(0.73)

(a)
Because the Company incurred a loss from continuing operations for the nine and three months ended October 3, 2009 and October 4, 2008, all outstanding stock options and nonvested shares were considered antidilutive for such periods. Accordingly, for the nine and three months ended October 3, 2009 and October 4, 2008, approximately 6.9 million and 5.1 million outstanding stock options, respectively, and approximately 1.1 million and 1.1 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.4 million and 0.8 million nonvested shares for the nine and three months ended October 3, 2009 and October 4, 2008, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the nine and three months ended October 3, 2009, approximately 0.7 million and 2.1 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, respectively, and were excluded from the computation of diluted loss per share. The Company currently has the ability and intent to settle the principal of the Convertible Notes in cash (see Note 8 — Debt and Lines of Credit).

13. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES
During the nine months ended October 3, 2009 and October 4, 2008, the Company received net income tax refunds of $98.5 million and made net income tax payments of $19.2 million, respectively, and made interest payments of $32.7 million and $42.8 million, respectively. As of October 3, 2009 and October 4, 2008, the Company accrued capital expenditures totaling $5.0 million and $11.8 million, respectively.
During the nine months ended October 3, 2009, the Company received a payment of $75.0 million from Li & Fung related to a sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.
During the nine months ended October 3, 2009 and October 4, 2008, the Company made business acquisition payments of $8.8 million related to the Mac & Jac and Lucky Brand acquisitions and $84.4 million primarily related to the Juicy Couture and Lucky Brand acquisitions, respectively.

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

			Operating
			(Loss)
Dollars in thousands	Net sales	% to Total	Income	% of Sales
Nine Months Ended October 3, 2009 (39 weeks)
Domestic-Based Direct Brands	$780,895	35.0%	$(37,659)	(4.8)%
International-Based Direct Brands	621,449	27.8%	(69,471)	(11.2)%
Partnered Brands	830,710	37.2%	(92,239)	(11.1)%

Totals	$2,233,054	100.0%	$(199,369)	(8.9)%

Nine Months Ended October 4, 2008 (40 Weeks)
Domestic-Based Direct Brands	$857,078	27.9%	$35,942	4.2%
International-Based Direct Brands	964,457	31.4%	39,042	4.0%
Partnered Brands	1,252,238	40.7%	(92,895)	(7.4)%

Totals	$3,073,773	100.0%	$(17,911)	(0.6)%

			Operating
			(Loss)
Dollars in thousands	Net sales	% to Total	Income	% of Sales
Three Months Ended October 3, 2009 (13 Weeks)
Domestic-Based Direct Brands	$270,496	35.1%	$(7,365)	(2.7)%
International-Based Direct Brands	224,353	29.2%	(19,167)	(8.5)%
Partnered Brands	274,770	35.7%	(33,134)	(12.1)%

Totals	$769,619	100.0%	$(59,666)	(7.8)%

Three Months Ended October 4, 2008 (13 Weeks)
Domestic-Based Direct Brands	$284,204	28.0%	$12,692	4.5%
International-Based Direct Brands	333,001	32.8%	22,268	6.7%
Partnered Brands	397,764	39.2%	(18,767)	(4.7)%

Totals	$1,014,969	100.0%	$16,193	1.6%

GEOGRAPHIC DATA:

			Operating
			(Loss)
Dollars in thousands	Net sales	% to Total	Income	% of Sales
Nine Months Ended October 3, 2009 (39 Weeks)
Domestic	$1,493,520	66.9%	$(100,693)	(6.7)%
International	739,534	33.1%	(98,676)	(13.3)%

Totals	$2,233,054	100.0%	$(199,369)	(8.9)%

Nine Months Ended October 4, 2008 (40 weeks)
Domestic	$1,940,050	63.1%	$(54,821)	(2.8)%
International	1,133,723	36.9%	36,910	3.3%

Totals	$3,073,773	100.0%	$(17,911)	(0.6)%

			Operating
			(Loss)
Dollars in thousands	Net sales	% to Total	Income	% of Sales
Three Months Ended October 3, 2009 (13 weeks)
Domestic	$507,933	66.0%	$(29,186)	(5.7)%
International	261,686	34.0%	(30,480)	(11.6)%

Totals	$769,619	100.0%	$(59,666)	(7.8)%

Three Months Ended October 4, 2008 (13 weeks)
Domestic	$625,989	61.7%	$(5,976)	(1.0)%
International	388,980	38.3%	22,169	5.7%

Totals	$1,014,969	100.0%	$16,193	1.6%

There were no significant changes in segment assets during the nine and three months ended October 3, 2009.
15. DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of October 3, 2009, the Company had Canadian currency collars maturing through July 2010 to sell 12.3 million Canadian dollars for $11.1 million. The Company also had forward contracts maturing through December 2010 to sell 27.8 million Canadian dollars for $24.0 million and to sell 69.9 million euro for $95.5 million.

The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments as of October 3, 2009, January 3, 2009 and October 4, 2008:

In thousands	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 3, 2009	Other current assets	$—	$—	Accrued expenses	$116,669	$7,827
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
October 4, 2008	Other current assets	48,392	2,932	Accrued expenses	—	—

In thousands	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 3, 2009	Other current assets	$1,938	$2	Accrued expenses	$11,979	$588
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
October 4, 2008	Other current assets	6,038	398	Accrued expenses	—	—
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements for the nine and three months ended October 3, 2009 and October 4, 2008:

	Amount of Gain	Location of Gain or
	or (Loss)	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	Recognized in	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	OCI into Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Nine months ended October 3, 2009	$(6,886)	Cost of goods sold	$2,766	$(1,003)
Nine months ended October 4, 2008	1,198	Cost of goods sold	(9,385)	962
Three months ended October 3, 2009	(7,246)	Cost of goods sold	(3,137)	(879)
Three months ended October 4, 2008	7,484	Cost of goods sold	(2,644)	437
Approximately $7.8 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.
The Company hedges its net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations.

The related translation (losses) gains recorded within Other comprehensive loss were $(14.4) million and $29.4 million for the nine months ended October 3, 2009 and October 4, 2008, respectively, and $(12.5) million and $65.6 million for the three months ended October 3, 2009 and October 4, 2008, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $9.9 million and $8.6 million is reflected within Other (expense) income, net on the accompanying Condensed Consolidated Statement of Operations during the nine and three months ended October 3, 2009, respectively.
16. SHARE-BASED COMPENSATION
The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of either 7 or 10 years. As of October 3, 2009, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s share-based payment awards totaled $6.7 million and $11.7 million for the nine months ended October 3, 2009 and October 4, 2008, respectively, and $2.3 million and $3.6 million for the three months ended October 3, 2009 and October 4, 2008, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	October 3, 2009	October 4, 2008
Weighted-average fair value of options granted	$2.06	$4.94
Expected volatility	48.7% to 74.8%	28.1% to 40.9%
Weighted-average volatility	65.9%	28.9%
Expected term (in years)	5.2	5.0
Dividend yield	—	1.19%
Risk-free rate	0.5% to 5.0%	1.5% to 5.2%
Expected annual forfeiture	11.8%	12.8%
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

A summary of award activity under stock option plans as of October 3, 2009 and changes therein during the nine month period then ended are summarized as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding at January 3, 2009	5,359,319	$27.15	4.5	$819
Granted	2,071,500	3.52
Cancelled / Expired	(579,575)	22.99

Outstanding at October 3, 2009	6,851,244	$20.36	4.9	$3,497

Vested or expected to vest at October 3, 2009	6,097,266	$22.10	4.7	$2,619

Exercisable at October 3, 2009	3,118,297	$32.69	3.4	$—

As of October 3, 2009, there were approximately 3.7 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.34.
As of October 3, 2009, there was $6.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine month periods ended October 3, 2009 and October 4, 2008 was $2.9 million and $4.2 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of October 3, 2009 and changes therein during the nine month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 3, 2009 (a) (b)	2,163,108	$21.38
Granted	101,500	3.08
Vested	(244,200)	35.23
Cancelled (b)	(574,919)	18.62

Nonvested stock at October 3, 2009 (a) (b)	1,445,489	$18.86

Expected to vest as of October 3, 2009	857,302	$17.74

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

As of October 3, 2009, there was $4.0 million of total unrecognized compensation expense related to nonvested stock granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total grant date fair value of shares vested during the nine month periods ended October 3, 2009 and October 4, 2008 was $8.6 million and $11.3 million, respectively.

17. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, new accounting guidance on consolidation was issued which revises how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. In addition, the new accounting guidance addresses the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The new accounting guidance is effective at the start of the Company’s next fiscal year beginning on January 3, 2010.
The Company is evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.
18. SUBSEQUENT EVENTS
On October 7, 2009, the Company entered into a multi-year license agreement with JCPenney, which grants JCPenney an exclusive (subject to limited exceptions) right and license to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks (the “Trademarks”). The scope of the license is (i) worldwide for the manufacture of the licensed products; and (ii) limited to JCPenney’s operations in the US and Puerto Rico for the sale, marketing, merchandising, advertising and promotion of the licensed products. The agreement has a term of up to ten years beginning in August 2010. At the end of year five, JCPenney will have the option to acquire the Trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the Trademarks in the same territory at the end of year 10. The license agreement provides for the payment to the Company of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
On October 7, 2009, the Company entered into a multi-year license agreement with QVC, granting rights to certain of the Company’s trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in their US and international markets. QVC will merchandise and source the product and the Company will provide brand management oversight. The agreement provides for the payment to the Company of a royalty based on net sales.
In connection with the license agreements with JCPenney and QVC discussed above, the Company expects to further consolidate office space and reduce staff in certain support functions. As a result, the Company may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are expected to be completed in the second quarter of 2010.
On October 19, 2009, the Company announced further consolidation of its warehouse operations, with the planned closure of its Rhode Island distribution facility in the first quarter of 2010. This facility is part of the Company’s synthetic lease obligation, and the disposition of such facility may result in a liability for the guaranteed portion of the financing and options to purchase such facility at its original cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:
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

During the nine months ended October 4, 2008, we recognized a pretax charge of $10.6 million on the Ellen Tracy transaction, of which $2.5 million was allocated to the Ellen Tracy retail operations and therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations was recorded within Selling, general & administrative expenses (“SG&A”).
Market Environment / Global Economic Uncertainty
The industries in which we operate have historically been subject to cyclical variations, including recessions in the general economy. Our results are dependent on a number of factors impacting consumer spending, including but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the level of the stock market; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
The current depressed economic environment reflects declines in employment levels, disposable income and actual and/or perceived wealth, and has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, including fashion apparel and related products, such as ours. The reduction in consumer spending will likely continue to have a material adverse impact on our business, financial condition and results of operations for the remainder of 2009 and beyond.
Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending, including a reduction in our 2009 capital expenditures to approximately $75.0 million and maximizing inventory productivity through tightening assortments to develop SKU efficiencies and sharpening our price-points to maximize inventory turns for both wholesale and retail operations. We will continue our streamlining efforts to drive cost out of our operations through initiatives that include continued rationalization of distribution centers and office space, store closures principally within our International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These initiatives are aimed at driving efficiencies as well as improvements in working capital and operating cash flows.
We remain cautious about the near-term retail environment due to the slowdown in consumer spending. In summary, the measure of our success in the future will depend on our ability to navigate through a difficult macroeconomic environment and challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward — Looking Statements,” “Item 1A. Risk Factors” and in our 2008 Annual Report on Form 10-K.
New Licensing Arrangements
On October 7, 2009, in an effort to revitalize our LIZ CLAIBORNE brand franchise, reduce working capital needs and increase earnings and profitability, we entered into licensing arrangements with J.C. Penney Corporation, Inc. (“JCPenney”) and QVC, Inc. (“QVC”) for such brands.
Our multi-year license agreement with JCPenney granted JCPenney an exclusive (subject to limited exceptions) right and license to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks, including the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.

We also entered into a multi-year license agreement with QVC, granting rights to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the product and we will provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales.
Our agreements with JCPenney and QVC are subject to other risks, which are described under Item 1A, “Risk Factors.”
Liquidity, Cost Reduction and Supply Chain Initiatives
Following initiatives we initiated in 2007 and executed through 2008, which included: (i) creating and maintaining a more competitive cost structure through staff reductions, closing and consolidating distribution facilities and office space, expense cuts and other measures; (ii) working toward developing best-in-class retail capabilities and innovating our supply chain; (iii) narrowing our portfolio; (iv) committing the necessary resources to support growth in our brands and (v) entering into an exclusive long-term global licensing agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”) for the manufacture, distribution and marketing of our Company-owned fragrance brands, we have committed to other initiatives to reduce costs and enhance liquidity. We have also continued to seek to rationalize our sourcing and supply chain structure, which resulted in our decision to enter into buying agency arrangements with Li & Fung Limited (“Li & Fung”), as described below.
Our cost reduction efforts have included tighter controls surrounding discretionary spending, a freeze in merit increases and the cessation of our quarterly dividend program. During the first quarter of 2009, we completed the closure of our Mt. Pocono, Pennsylvania distribution center. In January 2009, we completed an amendment and extension of our revolving credit facility and in May 2009 and November 2009, we completed additional amendments to such facility. In June of 2009, we issued $90.0 million of 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) (see Financial Position, Liquidity and Capital Resources).
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
In connection with the license agreements with JCPenney and QVC discussed above, we expect to further consolidate office space and reduce staff in certain support functions. As a result, we may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are also expected to be completed in the second quarter of 2010.
In 2008, we entered into an agreement with a wholly-owned subsidiary of Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On March 31, 2009, we closed a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung will continue as the primary sourcing agent for MEXX. Pursuant to the agreement, we received a payment of $75.0 million at closing and an additional payment of $8.0 million during the second quarter of 2009 to offset restructuring expenses associated with the transaction. Our agreement with Li & Fung provides for the refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand or certain termination events. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying agent. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. Approximately 250 of our employees became employees of Li & Fung at closing and a total of 225 additional staff positions in our overseas offices were eliminated.

Overall Results for the Nine Months Ended October 3, 2009
Our financial results in the first nine months of 2009 reflect the continuing challenges of turning around underperforming businesses in the current recessionary environment as consumer spending and mall traffic, although not deteriorating further, remained at depressed levels compared to last year.
Net Sales
Net sales for the first nine months of 2009 were $2.233 billion, a decrease of $840.7 million, or 27.4%, when compared to net sales for the first nine months of 2008.
A total of 5.7% of this decline in net sales is due to the impact of (i) brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, which reduced net sales by $89.7 million (2.9%) and (ii) fluctuations in foreign currency exchange rates, which reduced net sales by $86.5 million (2.8%).
The remaining decrease in net sales of 21.7% reflects (i) sales declines in wholesale and retail operations of our International-Based Direct Brands segment and decreases in wholesale operations of our Domestic-Based Direct Brands segment and (ii) sales declines in our Partnered Brands segment principally due to decreased volume and increased promotional activity.
Gross Profit and Loss from Continuing Operations
Gross profit as a percentage of net sales decreased to 45.9% in 2009 from 48.4% in 2008, reflecting increases in promotional activity across all three segments, partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $251.9 million in the first nine months of 2009, as compared to a loss from continuing operations of $30.9 million in 2008. The increased loss from continuing operations primarily reflects the impact of decreased sales and gross profits and a decrease in income tax benefits recognized in 2009, partially offset by a reduction in Selling, general and administrative expenses.
Balance Sheet
We ended the first nine months of 2009 with a net debt position of $803.0 million as compared to $923.4 million at the end of the first nine months of 2008. Including the receipt of $136.9 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, we generated $336.2 million in cash from continuing operations over the past 12 months, which enabled us to fund $24.7 million of acquisition related payments and capital expenditures of $107.6 million, while decreasing our net debt by $120.4 million. The effect of changes in foreign currency exchange rates on our Eurobond increased our debt balance by $27.2 million at October 3, 2009 compared to October 4, 2008.
International Operations
In the first nine months of 2009, international sales represented 33.1% of our overall sales, as compared to 36.9% in the first nine months of 2008. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which decreased net sales in the first nine months of 2009 by $86.5 million. The period-over-period weakening of the euro and Canadian dollar against the US dollar has negatively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

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
NINE MONTHS ENDED OCTOBER 3, 2009 COMPARED TO NINE MONTHS ENDED OCTOBER 4, 2008
The following table sets forth our operating results for the nine months ended October 3, 2009 (comprised of 39 weeks) compared to the nine months ended October 4, 2008 (comprised of 40 weeks):

	Nine Months Ended		Variance
	October 3, 2009	October 4, 2008
Dollars in millions	(39 Weeks)	(40 Weeks)	$	%

Net Sales	$2,233.1	$3,073.8	$(840.7)	(27.4)%

Gross Profit	1,024.1	1,487.4	(463.3)	(31.1)%

Selling, general & administrative expenses	1,220.6	1,495.3	(274.7)	(18.4)%

Trademark impairment	—	10.0	(10.0)	*

Goodwill impairment	2.8	—	2.8	*

Operating Loss	(199.3)	(17.9)	(181.4)	*

Other expense, net	(11.5)	(2.8)	(8.7)	*

Interest expense, net	(46.9)	(33.9)	(13.0)	(38.3)%

Benefit for income taxes	(5.8)	(23.7)	17.9	75.5%

Loss from Continuing Operations	(251.9)	(30.9)	(221.0)	*

Discontinued operations, net of income taxes	(12.7)	(91.9)	79.2	86.2%

Net Loss	(264.6)	(122.8)	(141.8)	*

Net (loss) income attributable to the noncontrolling interest	(0.6)	0.1	(0.7)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(264.0)	$(122.9)	$(141.1)	*

*	Not meaningful.
Net Sales
Net sales for the first nine months of 2009 were $2.233 billion, a decrease of $840.7 million, or 27.4%, when compared to the first nine months of 2008. This reduction reflects (i) sales declines in all of our segments; (ii) an $89.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations; and (iii) the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $86.5 million in the first nine months of 2009.

As detailed below, sales and operating results for the first nine months of 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.
Net sales results for our segments are provided below:
•
Domestic-Based Direct Brands net sales were $780.9 million, a decrease of $76.2 million, or 8.9% (or 4.5% excluding the impact of licensing our fragrance operations in the second quarter of 2008). The decrease in net sales reflects the following:

–
Net sales for JUICY COUTURE were $376.0 million, a 13.0% decrease compared to 2008, or a decrease of 5.4% excluding the impact of licensing our fragrance operations in the second quarter of 2008, which primarily reflects decreases in our wholesale apparel and non-apparel operations, partially offset by increases in specialty retail and outlet operations.

—	We ended the first nine months of 2009 with 65 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 9 specialty stores and 4 outlet stores;

—	Average retail square footage in the first nine months of 2009 was approximately 323 thousand square feet, a 47.1% increase compared to 2008;

—	Sales productivity was $536 per average square foot as compared to $670 for the first nine months of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 18.3% in the first nine months of 2009.
–
Net sales for LUCKY BRAND were $307.6 million, a 9.2% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail operations, partially offset by an increase in outlet operations.

—	We ended the first nine months of 2009 with 193 specialty stores and 46 outlet stores, reflecting the net addition over the last 12 months of 6 specialty stores and 11 outlet stores;

—	Average retail square footage in the first nine months of 2009 was approximately 583 thousand square feet, a 17.1% increase compared to 2008;

—	Sales productivity was $290 per average square foot as compared to $379 for the first nine months of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 18.7% in the first nine months of 2009.
–	Net sales for KATE SPADE were $97.3 million, a 12.9% increase compared to 2008, primarily driven by increases in our outlet, wholesale and specialty retail operations.
—	We ended the first nine months of 2009 with 47 specialty stores and 29 outlet stores, reflecting the net addition over the last 12 months of 6 specialty stores and 4 outlet stores;

—	Average retail square footage in the first nine months of 2009 was approximately 154 thousand square feet, a 41.4% increase compared to 2008;

—	Sales productivity was $331 per average square foot as compared to $425 for the first nine months of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 16.5% in the first nine months of 2009.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $621.4 million, a decrease of $343.0 million or 35.6% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $692.4 million, a 28.2% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations.

–
We ended the first nine months of 2009 with 157 specialty stores, 100 outlet stores and 202 concessions, reflecting the net addition over the last 12 months of 24 specialty stores and 1 outlet store and the net closure of 32 concessions (inclusive of the conversion of 26 concessions to specialty retail formats);

–	Average retail square footage in the first nine months of 2009 was approximately 1.497 million square feet, an 8.0% increase compared to 2008;

–	Sales productivity was $221 per average square foot as compared to $302 for the first nine months of 2008;

–	Comparable store net sales in our Company-owned stores decreased by 10.2% in the first nine months of 2009; and

–	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $71.0 million.
Comparable Company-owned store sales are calculated as follows:
–	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

–	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

–
A remodeled store will be changed to non-comparable when there is a 20.0% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

–	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns); and

–	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months.
Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.
•	Partnered Brands net sales were $830.7 million, a decrease of $421.5 million or 33.7% reflecting the following:
–	A net $327.9 million, or 26.2%, decrease in sales of our ongoing wholesale operations as the operating environment continued to adversely affect our LIZ CLAIBORNE, CLAIBORNE, AXCESS and MONET brands;

–
A $52.0 million, or 4.2%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

–	The impact of fluctuations in foreign currency exchange rates, primarily related to our LIZ CLAIBORNE operations in Europe and Canada, decreased net sales by $14.1 million, or 1.1%; and

–	A $27.5 million, or 2.2% decrease in sales of our outlet operations, reflecting the following:
—	We ended the first nine months of 2009 with 158 outlet stores, reflecting the net closure over the last 12 months of 17 outlet stores;

—	Average retail square footage in the first nine months of 2009 was approximately 1.019 million square feet, an 8.0% increase compared to 2008;

—	Sales productivity was $104 per average square foot as compared to $113 for the first nine months of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 11.8% in the first nine months of 2009.
Viewed on a geographic basis, Domestic net sales decreased by $446.5 million, or 23.0%, to $1.494 billion, principally reflecting the declines within JUICY wholesale and LUCKY retail and wholesale as well as in our domestic Partnered Brands Segment. International net sales decreased by $394.2 million, or 34.8%, to $739.5 million primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $86.5 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the first nine months of 2009 was $1.024 billion (45.9% of net sales), compared to $1.487 billion (48.4% of net sales) in the first nine months of 2008. These decreases are primarily due to reduced sales as well as the impact of decreased gross profit rates in our International-Based Direct Brands and Partnered Brands segments, partially offset by an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average, as well as the impact of fluctuations in foreign currency exchange rates in our international businesses, which decreased gross profit by $45.7 million.

Selling, General & Administrative Expenses
SG&A decreased $274.7 million or 18.4%, to $1.221 billion in the first nine months of 2009 from $1.495 billion in the first nine months of 2008. The decrease in SG&A reflected the following:
•	A $112.0 million decrease in Partnered Brands and corporate SG&A, inclusive of an $18.6 million decrease resulting from the licensing of our cosmetics brands;

•	A $72.0 million decrease in the operations of our International-Based Direct Brands segment;

•	A $58.6 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $51.5 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $40.2 million decrease in Domestic-Based Direct Brands, partially due to the licensing of our cosmetics brands; and

•	A $59.6 million year-over-year increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion.
SG&A as a percentage of net sales was 54.7% in 2009, compared to 48.6% in the first nine months of 2008, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and deleveraging of expenses in our International-Based Direct Brands and, to a lesser extent, our Partnered Brands segments due to the decline in sales.
Trademark Impairment
We recorded a non-cash impairment charge of $10.0 million related to the Villager, Crazy Horse and Russ trademark due to the Company’s exit of these brands in the third quarter of 2008.
Goodwill Impairment
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
Operating Loss
Operating loss for the first nine months of 2009 was $199.3 million, compared to a $17.9 million loss in the first nine months of 2008. Operating loss as a percentage of net sales was (8.9)% in 2009 compared to (0.6)% in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss by $12.9 million in 2009. Operating (loss) income by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $37.6 million ((4.8)% of net sales) in the first nine months of 2009, compared to operating income of $36.0 million (4.2% of net sales) in 2008. The decrease reflects the reduction in net sales discussed above and increased restructuring charges principally associated with our LUCKY KIDS stores and KATE SPADE stores, partially offset by decreases in other SG&A.

•
International-Based Direct Brands operating loss was $69.5 million ((11.2)% of net sales) in the first nine months of 2009, compared to operating income of $39.0 million (4.0% of net sales) in 2008. The decrease reflects reduced sales, partially offset by an $8.4 million reduction to operating loss resulting from fluctuations in foreign currency exchange rates.

•
Partnered Brands operating loss was $92.2 million ((11.1)% of net sales) in the first nine months of 2009, compared to an operating loss of $92.9 million ((7.4)% of net sales) in 2008, as a result of lower sales and reduced gross profit, offset by reduced SG&A.

On a geographic basis, Domestic operating loss increased by $45.9 million to a loss of $100.7 million, which predominantly reflected increased losses in our domestic Partnered Brands segment and in the operations of our Domestic-Based Direct Brands segment. The International operating loss was $98.6 million in the first nine months of 2009, compared to operating income of $36.9 million in the first nine months of 2008. This change reflected the losses in our International-Based Direct Brands segment discussed above, as well as increased losses in our international Partnered Brands operations. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $12.9 million.

Other Expense, Net
Other expense, net amounted to $11.5 million and $2.8 million in the nine months ended October 3, 2009 and October 4, 2008, respectively. Other expense, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $9.9 million on our euro-denominated notes within earnings in 2009 and (ii) foreign currency transaction gains and losses in 2009 and 2008.
Interest Expense, Net
Interest expense, net increased $13.0 million, or 38.3%, to $46.9 million for the nine months ended October 3, 2009 as compared to $33.9 million for the nine months ended October 4, 2008, primarily due to increased amortization of bank fees, an increase in interest rates associated with our amended credit facility and additional interest expense related to the issuance of the Convertible Notes in June of 2009.
Benefit for Income Taxes
We recorded a benefit for income taxes of $5.8 million and $23.7 million in the nine months ended October 3, 2009 and October 4, 2008, respectively. The income tax benefit in the nine months ended October 3, 2009 consists principally of a tax benefit of $8.0 million that offsets tax charges recorded in Stockholders’ equity, partially offset by tax expense related to additional accruals associated with indefinite-lived intangible assets. We have not recorded income tax benefits for other losses incurred during 2009 as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions.
The income tax benefit in the nine months ended October 4, 2008 reflects the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first nine months of 2009 increased to $251.9 million, or (11.3)% of net sales, from $30.9 million in the first nine months of 2008, or (1.0)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. decreased to $(2.67) in 2009 from $(0.33) in 2008.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the first nine months of 2009 decreased to $12.7 million, from $91.9 million in the first nine months of 2008, reflecting decreased activities as we wind down these operations. The 2009 results include a loss on disposal of discontinued operations of $4.1 million and an $8.6 million loss from discontinued operations as compared to a $65.1 million loss on disposal of discontinued operations and an $26.8 million of loss from discontinued operations in 2008. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.14) in 2009 and $(0.98) in 2008.
Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in the first nine months of 2009 increased to $264.0 million from $122.9 million in the first nine months of 2008. EPS decreased to $(2.81) in 2009, from $(1.31) in 2008.

THREE MONTHS ENDED OCTOBER 3, 2009 COMPARED TO THREE MONTHS ENDED OCTOBER 4, 2008
The following table sets forth our operating results for the three months ended October 3, 2009 (comprised of 13 weeks) compared to the three months ended October 4, 2008 (comprised of 13 weeks):

	Three Months Ended		Variance
	October 3, 2009	October 4, 2008
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$769.6	$1,015.0	$(245.4)	(24.2)%

Gross Profit	348.8	500.4	(151.6)	(30.3)%

Selling, general & administrative expenses	408.5	474.2	(65.7)	(13.9)%

Trademark impairment	—	10.0	(10.0)	*

Operating (Loss) Income	(59.7)	16.2	(75.9)	*

Other (expense) income, net	(10.1)	0.8	(10.9)	*

Interest expense, net	(17.4)	(12.0)	(5.4)	(45.0)%

Provision for income taxes	0.6	14.4	(13.8)	(95.8)

Loss from Continuing Operations	(87.8)	(9.4)	(78.4)	*

Discontinued operations, net of income taxes	(2.9)	(59.3)	56.4	95.1%

Net Loss	(90.7)	(68.7)	(22.0)	(32.0)%

Net loss attributable to the noncontrolling interest	(0.2)	—	(0.2)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(90.5)	$(68.7)	$(21.8)	(31.7)%

*	Not meaningful.
Net Sales
Net sales for the third quarter of 2009 were $769.6 million, a decrease of $245.4 million, or 24.2%, when compared to the third quarter of 2008. This reduction reflects sales declines in all of our segments as well as the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $12.1 million in the third quarter of 2009.
As detailed below, sales and operating results for the third quarter of 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.
Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $270.5 million, a decrease of $13.7 million, or 4.8%. The decrease in net sales reflects the following:
–
Net sales for JUICY COUTURE were $133.1 million, a 7.8% decrease compared to 2008, reflecting decreases in wholesale apparel and non-apparel, partially offset by increases in specialty retail and outlet operations due to new store openings discussed above.

—	Average retail square footage in the third quarter of 2009 was approximately 325 thousand square feet, a 13.6% increase compared to 2008;

—	Sales productivity was $191 per average square foot as compared to $193 for the third quarter of 2008; and

—	Comparable store net sales in our Company-owned stores decreased by 13.0% in the third quarter of 2009.

–
Net sales for LUCKY BRAND were $103.4 million, a 6.9% decrease compared to 2008, reflecting decreases in specialty retail and wholesale apparel operations, partially offset by increases in outlet operations due to new store openings discussed above.

—	Average retail square footage in the third quarter of 2009 was approximately 589 thousand square feet, an 11.4% increase compared to 2008;

—	Sales productivity was $95 per average square foot as compared to $115 for the third quarter of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 16.1% in the third quarter of 2009.
–	Net sales for KATE SPADE were $34.0 million, an 18.0% increase compared to 2008, primarily driven by increases in our wholesale apparel and outlet operations.
—	Average retail square footage in the third quarter of 2009 was approximately 155 thousand square feet, a 25.2% increase compared to 2008;

—	Sales productivity was $121 per average square foot as compared to $132 for the third quarter of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 2.7% in the third quarter of 2009.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $224.3 million, a decrease of $108.6 million or 32.6% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $234.6 million, a 29.5% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations.

–	Average retail square footage in the third quarter of 2009 was approximately 1.515 million square feet, a 5.0% increase compared to 2008;

–	Sales productivity was $72 per average square foot as compared to $90 for the third quarter of 2008;

–	Comparable store net sales in our Company-owned stores decreased 12.7% in the third quarter of 2009; and

–	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $10.3 million.
•	Partnered Brands net sales were $274.8 million, a decrease of $123.0 million or 30.9%, reflecting the following:
–
A net $115.0 million, or 28.9%, decrease in sales of our ongoing wholesale operations as the operating environment continued to adversely affect our LIZ CLAIBORNE, CLAIBORNE, AXCESS and MONET brands; and

–	A $6.4 million, or 1.6%, decrease in sales of our outlet operations, reflecting the following:
—	Average retail square footage in the third quarter of 2009 was approximately 1.066 million square feet, a 14.3% increase compared to 2008;

—	Sales productivity was $35 per average square foot as compared to $38 for the third quarter of 2008; and

—	Comparable store net sales in our Company-owned stores decreased 14.8% in the third quarter of 2009.
Viewed on a geographic basis, Domestic net sales decreased by $118.1 million, or 18.9%, to $507.9 million, reflecting declines in our JUICY, LUCKY BRAND and Domestic-Based Partnered Brands, partially offset by increases in our KATE SPADE operations. International net sales decreased by $127.3 million, or 32.7%, to $261.7 million primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $12.1 million impact of fluctuations in foreign currency exchange rates on international sales.

Gross Profit
Gross profit in the third quarter of 2009 was $348.8 million (45.3% of net sales), compared to $500.4 million (49.3% of net sales) in the third quarter of 2008. These decreases are primarily due to reduced sales as well as decreased gross profit rates in our International-Based Direct Brands and Partnered Brands segments, partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.
Selling, General & Administrative Expenses
SG&A decreased $65.7 million or 13.9%, to $408.5 million in the third quarter of 2009 from $474.2 million in the third quarter of 2008. The decrease in SG&A reflected the following:
•	A $33.6 million decrease in Partnered Brands and corporate SG&A;

•	A $26.4 million decrease in the operations of our International-Based Direct Brands segment;

•	An $11.1 million decrease in Domestic-Based Direct Brands, partially due to the licensing of our cosmetics brands;

•	A $7.7 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $2.1 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	A $15.2 million year-over-year increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion.
SG&A as a percentage of net sales was 53.1% in 2009, compared to 46.7% in the third quarter of 2008, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and deleveraging of expenses in our International-Based Direct Brands and, to a lesser extent, our Partnered Brands segments due to the decline in sales.
Trademark Impairment
In the third quarter of 2008, we recorded a non-cash impairment charge of $10.0 million related to the Villager, Crazy Horse and Russ trademark due to the Company’s exit of these brands.
Operating (Loss) Income
Operating loss for the third quarter of 2009 was $59.7 million, compared to operating income of $16.2 million in the third quarter of 2008. Operating (loss) income as a percentage of net sales was (7.8)% in 2009 compared to 1.6% in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss by $1.7 million in 2009. Operating (loss) income by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $7.4 million ((2.7)% of net sales) in the third quarter of 2009, compared to operating income of $12.7 million (4.5% of net sales) in 2008. The decrease reflects the reduction in net sales discussed above and increased restructuring charges principally associated with our KATE SPADE stores, partially offset by decreases in other SG&A.

•
International-Based Direct Brands operating loss was $19.2 million ((8.5)% of net sales) in the third quarter of 2009, compared to operating income of $22.3 million (6.7% of net sales) in 2008. The decrease reflects reduced sales, partially offset by a decrease in streamlining and brand exiting activities and a $0.9 million reduction to operating loss resulting from fluctuations in foreign currency exchange rates.

•
Partnered Brands operating loss in the third quarter of 2009 was $33.1 million ((12.1)% of net sales), compared an operating loss of $18.8 million ((4.7)% of net sales) in 2008. The increased operating loss resulted from reduced gross margin, partially offset by reduced restructuring expenses and reduced SG&A.

On a geographic basis, Domestic operating loss increased by $23.2 million to a loss of $29.2 million, which predominantly reflected increased losses in our domestic Partnered Brands segment. The International operating loss was $30.5 million in the third quarter of 2009, compared to operating income of $22.2 million in the third quarter of 2008. This change reflected the losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $1.7 million.
Other (Expense) Income, Net
Other (expense) income, net amounted to $(10.1) million and $0.8 million in the three months ended October 3, 2009 and October 4, 2008, respectively. Other (expense) income, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $8.6 million on our euro-denominated notes within earnings in 2009 and (ii) foreign currency transaction gains and losses in 2009 and 2008.

Interest Expense, Net
Interest expense, net increased $5.4 million, or 45.0%, to $17.4 million for the three months ended October 3, 2009 as compared to $12.0 million for the three months ended October 4, 2008, primarily due to increased amortization of bank fees, an increase in interest rates associated with our amended credit facility and additional expense related to the issuance of the Convertible Notes in June of 2009.
Provision for Income Taxes
We recorded a provision for income taxes of $0.6 million and $14.4 million in the three months ended October 3, 2009 and October 4, 2008, respectively. The income tax provision in the three months ended October 3, 2009 primarily consists of tax expense related to additional accruals associated with indefinite-lived intangible assets. We have not recorded income tax benefits for losses incurred during 2009 as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits; and (iii) current general economic conditions.
The income tax provision in the three months ended October 4, 2008 reflects the impact of discrete items recognized during the period then ended, consisting primarily of the reversal of previously accrued interest and penalties that will not be paid due to the resolution of the underlying uncertain tax positions. The income tax expense rate for the third quarter of 2008 was affected by a change in estimated fiscal 2008 pretax income and the mix of pretax income in various jurisdictions, partially offset by the favorable outcome of uncertain tax positions that were settled with various tax authorities.
Loss from Continuing Operations
Loss from continuing operations in the third quarter of 2009 increased to $87.8 million, or (11.4)% of net sales, from $9.4 million in the third quarter of 2008, or (0.9)% of net sales. EPS from continuing operations attributable to Liz Claiborne, Inc. decreased to $(0.93) in 2009 from $(0.10) in 2008.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the third quarter of 2009 decreased to $2.9 million, from $59.3 million in the third quarter of 2008, reflecting decreased activities as we wind down these operations. The results for the third quarter of 2009 include a loss on disposal of discontinued operations of $1.5 million and a $1.4 million loss from discontinued operations as compared to a $51.2 million loss on disposal of discontinued operations and an $8.1 million loss from discontinued operations in 2008. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.03) in 2009 and $(0.63) in 2008.
Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in the third quarter of 2009 increased to $90.5 million from $68.7 million in the third quarter of 2008. EPS decreased to $(0.96) in 2009, from $(0.73) in 2008.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.
In January 2009, we completed an amendment and extension of our revolving credit facility, and in May and November 2009, we completed additional amendments to such facility (as amended, the “Amended Agreement”). Under the Amended Agreement, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, we are subject to a minimum aggregate borrowing availability covenant. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to JCPenney of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico; (ii) the related sale by us to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement, as discussed below; and (iv) certain defined payments, indebtedness and guarantees.

On June 24, 2009, we completed the offering of the Convertible Notes. We used the net proceeds from the offering to repay outstanding borrowings under our amended credit facility. The Convertible Notes enhance liquidity by extending the maturity of a portion of our debt while allowing for additional borrowing capability under our Amended Agreement, as well as providing flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes become convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended October 3, 2009, the Convertible Notes are convertible during the fourth quarter of 2009. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock.
We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels under the Amended Agreement, and we are subject to the fixed charge coverage covenant in the event our borrowing availability falls below certain designated levels. Based on our forecast of borrowing availability under the Amended Agreement, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. While there can be no assurances that we will be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant, we currently anticipate that our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs or will remain at levels that will keep the fixed charge coverage covenant from springing into effect. If the fixed charge coverage covenant springs into effect due to a failure to fulfill the minimum availability requirements at any time through the end of 2010, we do not project we will comply with this covenant. Should we be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes. The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; our ability to comply with financial covenants (as amended) and other covenants included in our debt and credit facilities; the status of, and any further adverse changes in, our credit ratings; the financial wherewithal of our larger department store and specialty store customers; interest rate and exchange rate fluctuations; and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes become convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the principal of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
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
Cash and Debt Balances. We ended the first nine months of 2009 with $25.6 million in cash and marketable securities, compared to $50.5 million at the end of the first nine months of 2008 and with $828.6 million of debt outstanding, compared to $973.9 million at the end of the first nine months of 2008. This $120.4 million decrease in our net debt position (total debt less cash and marketable securities) over the last 12 months is primarily attributable to cash flows from continuing operations for the last 12 months of $336.2 million, which includes the receipt of $136.9 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, partially offset by $107.6 million in capital and in-store shop expenditures and $24.7 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5.0% Notes increased our debt balance by $27.2 million at October 3, 2009, compared to October 4, 2008.
Accounts Receivable decreased $113.6 million, or 23.5%, at October 3, 2009 compared to October 4, 2008, primarily due to (i) decreased sales in our Partnered Brands and International-Based Direct Brands segments and (ii) the impact of brands sold or licensed. The impact of fluctuations in foreign currency exchange rates increased accounts receivable by $6.3 million. Accounts receivable increased $30.6 million, or 9.0% at October 3, 2009 compared to January 3, 2009, primarily due to the timing of shipments in our domestic wholesale operations.

Inventories decreased $139.3 million, or 25.4% at October 3, 2009 compared to October 4, 2008, primarily due to conservative inventory management and reduced sales, including the impact of brands sold or licensed. The impact of changes in foreign currency exchange rates increased inventories by $6.0 million, or 1.1% at October 3, 2009 compared to October 4, 2008. Inventories decreased by $54.7 million, or 11.8% compared to January 3, 2009 primarily due to seasonal timing of wholesale shipments.
Borrowings under our revolving credit facility peaked at $361.3 million during the first nine months of 2009. Our borrowings under this facility totaled $228.1 million at October 3, 2009.
Net cash provided by (used in) operating activities of our continuing operations was $40.9 million in the first nine months of 2009, compared to $(91.0) million in the first nine months of 2008. This $131.9 million increase was primarily due to the receipt of $98.5 million of net income tax refunds in 2009, $75.0 million in connection with our agreement with Li & Fung and improved working capital, partially offset by an increase in the loss from continuing operations. In addition, the operating activities of our discontinued operations used $14.0 million and $26.8 million of cash in the nine months ended October 3, 2009 and October 4, 2008, respectively.
Net cash used in investing activities of our continuing operations was $69.8 million in the first nine months of 2009 compared to $210.9 million in 2008. Net cash used in investing activities in the first nine months of 2009 primarily reflects the use of $60.8 million for capital and in-store shop expenditures and the use of $8.8 million for acquisition-related payments of LUCKY BRAND and MAC & JAC. Net cash used in investing activities in the first nine months of 2008 primarily reflects the use of $147.5 million for capital and in-store shop expenditures and $84.4 million for acquisition-related payments of JUICY COUTURE and LUCKY BRAND, partially offset by the receipt of $21.3 million of proceeds related to the Ellen Tracy transaction. The investing activities of our discontinued operations provided $64.8 million of cash in the nine months ended October 4, 2008, which primarily represents the receipt of cash from dispositions.
Net cash provided by financing activities was $38.1 million in the first nine months of 2009, compared to $101.3 million in the first nine months of 2008. The $63.2 million period-over-period decrease primarily reflects (i) the net decrease of $41.9 million in net cash provided from borrowing activities, as improved working capital management and reduced inventory levels resulted in decreased borrowing in 2009 compared to 2008; and (ii) an increase of $36.8 million in cash paid for deferred financing fees. The decrease in cash provided was partially offset by the absence of dividend payments in 2009, which used $15.8 million of cash in 2008.
Commitments and Capital Expenditures
During the first quarter of 2009, we entered an agreement with Li & Fung, whereby Li & Fung was appointed as our exclusive buying agent for all of our brands and products (other than jewelry) and we received at closing a payment of $75.0 million and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows.

We may be required to make additional payments in connection with certain of our acquisitions. These payments will be funded with cash provided by operating activities or our revolving credit facility:
•
On January 26, 2006, we acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, we paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. We currently estimate that the aggregate of the remaining contingent payments will be in the range of approximately $2.0-7.0 million, which will be accounted for as additional purchase price when paid.

•
On June 8, 1999, we acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of a cash payment made at the closing date of $85.0 million and a payment made in April 2003 of $28.5 million. An additional payment of $12.7 million was made in 2000 for tax-related purchase price adjustments. On January 16, 2009, January 16, 2008, January 16, 2007, January 17, 2006 and January 28, 2005, we paid $5.0 million, $5.0 million, $10.0 million, $10.0 million and $35.0 million, respectively, for 0.4%, 0.4%, 1.5%, 1.9% and 8.25%, respectively, of the remaining equity of Lucky Brand. We will acquire 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. We recorded the present value of fixed amounts owed of $4.9 million in Accrued expenses. The remaining 2.28% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $0-5.0 million.

We are planning a significant reduction in capital expenditures for 2009 to approximately $75.0 million from $194.2 million in 2008. These expenditures primarily relate to our plan to open 16-18 retail stores globally, the continued technological upgrading of our management information systems, costs associated with the refurbishment of selected specialty and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our revolving credit facility. In addition, pursuant to terms of the Amended Agreement, our capital expenditures may not exceed $85.0 million in 2009.
Financing Arrangements
Debt consisted of the following:

In thousands	October 3, 2009	January 3, 2009	October 4, 2008

5.0% Notes (a)	$510,182	$485,582	$482,640
6.0% Convertible Senior Notes (b)	70,323	—	—
Revolving credit facility	228,109	234,400	408,900
Capital lease obligations	19,729	22,787	23,776
Other (c)	243	870	58,537

Total debt	$828,586	$743,639	$973,853

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	Our 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The October 3, 2009 amount represented principal of $90.0 million and an unamortized debt discount of $19.7 million.

(c)	The decrease in the balance from the prior year reflected the repayment of outstanding borrowings under working capital lines of credit.
5.0% Notes
On July 6, 2006, we completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance our then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of B- from Standard & Poor’s (“S&P”) and Caa1 from Moody’s Investor Services, Inc. (“Moody’s”). A portion of the Notes is designated as a hedge of our net investment in a foreign subsidiary.

6.0% Convertible Senior Notes
On June 24, 2009, we issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. We used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under our revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at our election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of October 3, 2009, none of the Convertible Notes were converted. As discussed above, due to stock price performance during the quarter ended October 3, 2009, the Convertible Notes are convertible during the fourth quarter of 2009.
We separately account for the liability and equity components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. Our effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $2.4 million and $2.2 million for the nine and three months ended October 3, 2009, respectively.
Revolving Credit Facility
On January 12, 2009, we completed an amendment to and an extension of our revolving credit agreement, and on May 12, 2009 and November 2, 2009, we completed further amendments to such revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600.0 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50.0 million. As a condition to the Amended Agreement, during 2009, we were required to and did repay amounts outstanding under our revolving credit facility with the receipt of tax refunds, which aggregated $98.5 million. Such repayments did not reduce future borrowing capacity or alter the maturity date of the facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and includes a $300.0 million multi-currency revolving credit line and a $300.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.
The Amended Agreement restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) contains a fixed charge coverage covenant, which will be in effect only when availability under the credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date; (ii) contains a minimum availability covenant, which requires us to maintain availability not less than $50.0 million (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45.0 million); (iii) contains a minimum LIBOR interest rate of 1.5% and adjusts certain interest rate spreads based upon availability; (iv) requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement; (v) provides for the inclusion of an intangible asset value of $30.0 million in the borrowings base until the consummation of the sale of certain assets to JCPenney pursuant to the exercise by JCPenney of its purchase option under the JCPenney license agreement; (vi) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the JCPenney purchase option under the JCPenney license agreement; and (vii) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date under the Amended Agreement.

The funds available under the Amended Agreement may be used to refinance certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to our synthetic lease. The Amended Agreement contains customary events of default clauses and cross-default provisions with respect to our other outstanding indebtedness, including the Notes and the Convertible Notes. The Amended Agreement will expire on May 31, 2011, at which time all outstanding amounts thereunder will be due and payable.
We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
As of October 3, 2009, we held a B2 corporate family debt rating and a Caa1 senior unsecured debt rating from Moody’s and a B corporate family debt rating and a B- senior unsecured debt rating from S&P.
As of October 3, 2009, availability under our revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity

Revolving credit facility (a)	$600,000	$466,863	$228,109	$35,634	$203,120

(a)	Availability under the Amended Agreement is the lesser of $600.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
Capital Lease
On November 21, 2006, we entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with our distribution facilities in Ohio and Rhode Island, which had been previously financed through our 2001 synthetic lease, which matured in 2006.
Off-Balance Sheet Arrangements
On November 21, 2006, we entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1.0% of the lessor’s assets. The lease includes our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required.
On November 2, 2009 the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement.

Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of October 3, 2009, we had Canadian currency collars maturing through July 2010 to sell 12.3 million Canadian dollars for $11.1 million. We also had forward contracts maturing through December 2010 to sell 27.8 million Canadian dollars for $24.0 million and to sell 69.9 million euro for $95.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments as of October 3, 2009, January 3, 2009 and October 4, 2008:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 3, 2009	Other current assets	$—	$—	Accrued expenses	$116,669	$7,827
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789
October 4, 2008	Other current assets	48,392	2,932	Accrued expenses	—	—

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 3, 2009	Other current assets	$1,938	$2	Accrued expenses	$11,979	$588
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
October 4, 2008	Other current assets	6,038	398	Accrued expenses	—	—

The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements for the nine and three months ended October 3, 2009 and October 4, 2008:

		Location of Gain
		or (Loss)	Amount of Gain or
	Amount of Gain or	Reclassified from	(Loss) Reclassified	Amount of Gain or
	(Loss) Recognized in	Accumulated OCI	from Accumulated	(Loss) Recognized
	Accumulated OCI on	into Operations	OCI into	in Operations on
	Derivative	(Effective and	Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)

Nine months ended October 3, 2009	$(6,886)	Cost of goods sold	$2,766	$(1,003)
Nine months ended October 4, 2008	1,198	Cost of goods sold	(9,385)	962
Three months ended October 3, 2009	(7,246)	Cost of goods sold	(3,137)	(879)
Three months ended October 4, 2008	7,484	Cost of goods sold	(2,644)	437
Approximately $7.8 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.
We hedge our net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations.
The related translation (losses) gains recorded within Other comprehensive loss were $(14.4) million and $29.4 million for the nine months ended October 3, 2009 and October 4, 2008, respectively, and $(12.5) million and $65.6 million for the three months ended October 3, 2009 and October 4, 2008. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $9.9 million and $8.6 million is reflected within Other (expense) income, net on the accompanying Condensed Consolidated Statement of Operations during the nine and three months ended October 3, 2009, respectively.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

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
Owned trademarks and tradenames that have been determined to have indefinite lives are also not subject to amortization but are reviewed at least annually for potential impairment. The fair values of purchased intangible assets with indefinite lives, primarily trademarks and tradenames, are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
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

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment.
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
In performing our goodwill impairment evaluation, we consider declines in the Company’s market value, which began in the second half of 2007, and reconcile the sum of the estimated fair values of our five reporting units to the Company’s market value (based on our stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants.
During 2009, we recorded a goodwill impairment charge of $2.8 million associated with contingent consideration for our acquisition of Mac & Jac in 2006.
During the annual goodwill impairment test performed in fiscal 2008, no impairment was recognized, however, as a result of declines in the actual and projected performance and cash flows of our International-Based Direct Brands segment, we determined that an additional goodwill impairment test was required to be performed as of January 3, 2009. This assessment compared the carrying value of each of our reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, we determined that the goodwill of our International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded a non-cash impairment charge of $300.7 million during the fourth quarter of 2008.
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
As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2009.
As a result of the 2008 impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of our intangible asset related to our Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, we recorded a non-cash pretax charge of $10.0 million ($6.3 million after tax) to reduce the value of the Villager, Crazy Horse and Russ trademark to their estimated fair value. This impairment resulted from a decline in future anticipated cash flows due to our exit of these brands. Apart from this impairment, there were no other impairments relating to intangible assets during the nine months ended October 4, 2008.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the Condensed Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative’s fair value are recognized either currently in earnings or in Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. We test each hedged derivative for effectiveness at inception of each hedge and at the end of each reporting period.

We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Condensed Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.
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
Occasionally, we purchase short-term foreign currency contracts and options outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings.
Share-Based Compensation
We recognize compensation expense in the Condensed Consolidated Statement of Operations related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective January 4, 2009, we adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework on these fair value measurements did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
We adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements on January 4, 2009, the first day of fiscal year 2009. The new accounting guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity; (ii) net income to include the net income attributable to the noncontrolling interest; and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with the new accounting guidance, we reclassified the noncontrolling interest to a separate component within Stockholders’ equity on the Condensed Consolidated Balance Sheets and separately presented the Net (loss) income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Operations. The noncontrolling interest at October 3, 2009, January 3, 2009 and October 4, 2008 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 10 of Notes to Condensed Consolidated Financial Statements).

On January 4, 2009, we adopted new accounting guidance on derivative instruments and hedging activities which enhances the disclosure requirements for derivative instruments and hedging activities. We adjusted our disclosure to provide information about: (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of the amended provisions did not affect our condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 15 of Notes to Condensed Consolidated Financial Statements.
In April 2009, we adopted new accounting guidance on fair value measurements which provides guidelines in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures. The guidance did not have an impact on our condensed consolidated financial statements.
In April 2009, we adopted new accounting guidance on fair value measurements which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the amended guidance did not affect our condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 of Notes to Condensed Consolidated Financial Statements.
In the second quarter of 2009, we adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. We evaluate subsequent events through the date our financial statements are issued. The adoption did not impact our condensed consolidated financial statements.
In August 2009, we adopted new accounting guidance on fair value measurements. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using specified valuation techniques. In addition, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. A quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of the new accounting guidance did not impact our condensed consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, new accounting guidance on consolidation was issued, which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. In addition, the new accounting guidance addresses the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The new accounting guidance is effective at the start of our next fiscal year beginning on January 3, 2010.
We are evaluating the impact of the adoption of this new accounting guidance on our consolidated financial statements.
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
We do not speculate on the future direction of interest rates. As of October 3, 2009, January 3, 2009 and October 4, 2008, our exposure to changing market rates was as follows:

Dollars in millions	October 3, 2009	January 3, 2009	October 4, 2008
Variable rate debt	$228.1	$234.4	$466.6
Average interest rate	6.85%	3.90%	4.47%
A ten percent change in the average rate would have resulted in a $1.1 million change in interest expense during the nine months ended October 3, 2009.

As of October 3, 2009, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
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
At October 3, 2009, January 3, 2009 and October 4, 2008, we had forward contracts aggregating to $119.5 million, $185.3 million and $53.3 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $11.1 million at October 3, 2009 and $1.1 million at October 4, 2008. Unrealized (losses) gains for outstanding foreign currency options and foreign exchange forward contracts were $(7.8) million at October 3, 2009, $(6.5) million at January 3, 2009 and $2.9 million at October 4, 2008. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $13.1 million at October 3, 2009. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $12.3 million at October 3, 2009. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see Hedging Activities), we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $20.9 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $20.9 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net.
We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and asses such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2009, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended January 3, 2009 and in other documents we file with the SEC, in evaluating the Company and its business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to comply with the financial and other covenants included in our amended credit facility, the borrowing base requirement in our amended credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory, the minimum availability covenant in our amended credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes become convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.

In January 2009, we completed the amendment and extension of our revolving credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On November 2, 2009, we completed a third amendment to our Amended Agreement, which (i) provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant will be in effect only when availability under the amended credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date; (ii) amends the prepayment requirements whereby any net proceeds received by or on behalf of the Company or its subsidiaries in respect of any permitted disposition transactions shall be used to repay the outstanding borrowings under the Amended Agreement and, to the extent that such net proceeds exceed the amount of such outstanding borrowings, cash collateralize outstanding exposure in an aggregate amount equal to 100% of such net proceeds; (iii) permits indebtedness and guarantees by certain parties noted in the Amended Agreement; and (iv) permits the grant of the purchase option and the sale of certain assets, including the trademarks that were licensed to J.C. Penney Corporation, Inc. (“JCPenney”) on October 7, 2009.
We currently anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through May 2011 in the event our borrowing availability falls below certain designated levels. We are also subject to minimum borrowing availability levels under the Amended Agreement. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs, or meet minimum requirements or remain at levels that will keep the fixed charge coverage covenant from springing into effect. We currently anticipate that our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant for at least the next 12 months. The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the current status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty store customers; (v) our ability to successfully execute on the recently announced licensing arrangements with JCPenney and QVC, Inc. (“QVC”) with respect to the LIZ CLAIBORNE family of brands; and (vi) interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung Limited (“Li & Fung”) provides for the refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows.
In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or default under the Amended Agreement and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) and our 5.0% 350.0 million euro Notes due 2013. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although there can be no assurance that such will be the case, since such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
The Convertible Notes become convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended October 3, 2009, the Convertible Notes are convertible during the fourth quarter of 2009. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.

As discussed above, through May 2011, we are subject to a fixed charge coverage covenant under the Amended Agreement in the event borrowing availability under the Amended Agreement falls below the levels described above. We are also subject to minimum borrowing levels, which require us to maintain availability at the levels described above. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Our current forecasts indicate that borrowing availability under the Amended Agreement will not fall below levels that would trigger the application of the fixed charge coverage covenant for at least the next 12 months. However, there can be no assurances that we will be able to maintain the borrowing availability levels necessary to avoid application of the financial coverage ratio. If such covenant takes effect during such period, we currently project that we would not be in compliance with such covenant through the end of 2010. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions and levels of consumer spending. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and cash flows, which could adversely affect our compliance with the fixed charge coverage covenant of the Amended Agreement, if it became applicable. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes.
Because of the continuing uncertainty and risks relating to future economic conditions, including consumer spending in particular, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any of such actions if necessary.
General economic conditions in the United States, Europe and other parts of the world, including a continued weakening of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.
The economies of the United States, Europe and other parts of the world in which we operate have weakened significantly as a result of the recent global economic crisis. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the US and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.
Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. These conditions have led and could lead to continued substantial declines in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that make it unlikely that spending will return to prior levels for the foreseeable future. The current depressed economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. A number of our markets continue to suffer particularly severe downturns, including our Eastern European markets, which have been particularly adversely affected by conditions in the world economy, and we have experienced, and expect to continue to experience, significant declines in revenues. Profitability of our MEXX business has been, and is expected to continue to be, even more affected by such downturn as such regions account for a significant amount of MEXX’s profitability. We expect such declines to continue as the adverse impacts of the economic downturn continue to be felt. Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. This promotional environment may likely continue even after economic growth returns, as we expect that consumer spending trends are likely to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The recent downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.

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
The wholesale businesses in our Direct Brands and Partnered Brands segments are dependent to a significant degree on sales to a limited number of large US department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry, financial difficulties at our large department store customers and negative reaction to our recently announced licensing arrangements with JCPenney and QVC.
Many major department store groups make centralized buying decisions. Accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales. The implementation of our recently announced licensing arrangements with JCPenney and QVC changed the business model of our LIZ CLAIBORNE brands from a wholesale model selling to multiple department stores to a license model where we will not be sourcing or selling products, but instead receiving a royalty based on net sales by our license partner, and in the case of our JCPenney license, a share in gross profits over agreed upon levels. There can be no assurances that goals of these arrangements, which are to revitalize the LIZ CLAIBORNE franchise, reduce working capital needs and increase earnings, will be met as we seek to implement this new business model and face risks associated with the reception of this new direction among other US department store customers, who may, among other things, seek to change their relationships with our other brands or may de-emphasize our other brands, in response to our LIZ CLAIBORNE brand arrangements, which, in the case of JCPenney, include an exclusive license for the sale, marketing, merchandising, advertising and promotion of the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE brands in the United States and Puerto Rico. In addition, sales of the licensed brands may suffer during the period leading up to the expected commencement of sales under the agreements in the third quarter of 2010, including during the 2009 holiday season, as certain of our US department store customers may seek to phase out the brands that have been licensed to JCPenney or QVC in anticipation of the changes. In addition, our arrangements with JCPenney and QVC will make us more dependent on the financial and operational health of those companies.
Our continued dependence on sales to a limited number of large US department store customers is subject to our ability to respond effectively to, among other things: (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have the Company provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of the Company’s accounts receivable they represent and (vi) the effect of any potential consolidation among one or more of these larger customers. In addition, our sales to such customers will depend on the reaction of those customers to our recently announced licensing arrangements for the LIZ CLAIBORNE brands.

We do not enter into long-term agreements with any of our wholesale customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business, financial condition, liquidity and results of operations. As a result of the recent unfavorable economic environment, we have experienced a softening of demand from a number of wholesale customers, such as large department stores, who have been highly promotional and have aggressively marked down all of their merchandise, including our products. Any promotional pricing or discounting in response to softening demand may also have a negative effect on brand image and prestige, which may be difficult to counteract once the economy improves. Furthermore, this promotional activity may lead to requests from those customers for increased markdown allowances at the end of the season. Promotional activity at our wholesale customers will also often result in promotional activity at our retail stores, further eroding revenues and profitability.
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
We are in the process of implementing initiatives announced in September 2008 to accelerate the turnaround of the MEXX business in Europe. These initiatives focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and improving our supply chain model. As part of this effort, Thomas J. Grote became CEO of MEXX effective October 1, 2009. There can be no assurances that these initiatives will maintain or improve the operating results of our MEXX Europe operations.
We cannot assure the successful implementation and results of our long-term strategic plans.
Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:
•
Our strategic plan contemplated a significant expansion of our specialty retail business in our Domestic-Based Direct Brands and International-Based Direct Brands segments. The successful operation and expansion of our specialty retail business in our Direct Brands segments is subject to, among other things: (i) our ability to successfully expand the specialty store base of our Direct Brands segments; (ii) our ability to successfully find appropriate sites; (iii) negotiate favorable leases, design and create appealing merchandise; (iv) manage inventory levels; (v) install and operate effective retail systems; (vi) apply appropriate pricing strategies; and (vii) integrate such stores into our overall business mix. There can be no assurances that we can be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, in light of the current economic conditions and the dramatic decline in consumer spending especially for fashion apparel and related products such as ours, we have greatly limited our capital expenditure budget for 2009 and are planning on opening 16 to 18 new specialty and outlet stores in 2009.

•
In 2007, we announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of our wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and with John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers had been seeking differentiated products, and we believed that these design agreements would enable us to distinguish our product offering. Over time, we realized that these arrangements and the traditional wholesale business model would not be the solution to improving results for our LIZ CLAIBORNE brands. In October 2009, we changed the business model for our LIZ CLAIBORNE brands from a wholesale model selling to department stores, to a license model where we will not be sourcing or selling products, but instead will be receiving a royalty based on net sales by our license partner and, in the case of our JCPenney license agreement, a share in gross profits over agreed upon levels. There can be no assurances that we will successfully implement this new model, and our failure to successfully implement this new model, including as a result of any terminations of these new licensing arrangements, will have a material adverse effect on our business and results.

To help us improve our sourcing and supply chain capabilities at our MEXX Europe business, in 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset the restructuring expenses associated with the transaction. We now pay Li & Fung an agency commission based on our product purchases made through Li & Fung. Our buying agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. Approximately 250 of our employees became employees of Li & Fung at closing and 225 additional staff positions in our overseas offices were eliminated. There can be no assurances that we can be successful in these efforts, and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li & Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands, certain termination events and the failure to maintain certain levels of business. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows. We continue to assess various streamlining opportunities to reduce costs associated with our distribution process, which could result in additional outsourcing agreements in the future.
The successful implementation and execution of the licensing arrangements with JCPenney and QVC presents risks, including, without limitation, our ability to efficiently change our operational model and infrastructure as a result of such licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes in our other brand relationships or relationships with other retailers as a result.
On October 7, 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive (subject to limited exceptions) right and license to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks. The scope of the license is worldwide for the manufacture of the licensed products and limited to JCPenney’s operations in the US and Puerto Rico for the sale, marketing, merchandising, advertising and promotion of the licensed products. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment. On October 8, 2009, we announced that we entered into a multi-year license agreement with QVC, granting rights to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the products and we will provide brand management oversight. The QVC agreement provides for the payment to us of a royalty based on net sales. We expect operations under these agreements to begin in the third quarter of 2010.
In connection with these license agreements, we will be required to adjust our operational model and infrastructure to accommodate the reduction in our requirements to source the products that are the subject of these licenses, which will involve the consolidation of office space and reduction in staff in certain related support functions. As a result, we may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are expected to be completed in the second quarter of 2010. In addition, our agreement with Li & Fung provides for the refund of a portion of the closing payment under certain limited circumstances, including a change in control of our company, the sale or discontinuation of any of our current brands, or certain termination events. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows. Our existing product licensees will now need to work with QVC and JCPenney directly. There can be no assurances that such existing licensees and JCPenney and/or QVC will be able to successfully work together on the license product categories.

Although we have had business dealings with each of JCPenney and QVC prior to entering into these license agreements, these agreements create new business relationships, including certain levels of exclusivity. Although each agreement provides for the payment to us by the respective licensees of certain annual minimum royalties, we believe that, specifically with respect to the JCPenney agreement, the successful implementation of this significant change in the nature of our wholesale business and expanding our relationship with JCPenney presents certain risks to us, including our ability to obtain the maximum value from each of these agreements and our ability for our design, merchandising and other philosophies to mesh with those of our licensees. Moreover, given the exclusive nature of a number of aspects of these transactions and our reliance on the licensees’ payments of the respective annual minimum royalties, we are assuming more credit risk relating to our receivables from these business partners. Our inability to collect the annual minimum royalties from JCPenney could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
Our decision to enter into the JCPenney license agreement and the QVC license agreement with their respective exclusivity provisions for the stated brands may have an adverse impact on sales of our other brands to our US department store customers. We operate in a highly competitive retail environment. As a result of the exclusive license to JCPenney of the sale, marketing, merchandising, advertising and promotion of the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks, sales of the licensed brands may suffer during the period leading up to the expected commencement of sales under the agreements in the third quarter of 2010, including during the 2009 holiday season, as certain of our US department store customers may seek to phase out the brands, and certain of our other US department store customers may elect not to purchase our other products if such customers are unable to purchase the complete line of our branded products. Such a decision by a group of US department stores or any other significant customers to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us as a result of the JCPenney license or QVC license could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
The JCPenney license and the QVC license provide the licensees with the option, under certain circumstances, to terminate the license. Any such termination could result in a material adverse effect on our business and results. Furthermore, the JCPenney license provides an option to JCPenney to purchase the licensed trademarks and certain other trademarks under certain circumstances. The exercise of such option may require us to incur material costs and expenses to comply with our obligations under the JCPenney license agreement and certain other license agreements.
The success of our business depends on our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies.
The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently significantly weak. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products (including products we will design for JCPenney under our licensing arrangement and products to be designed by Isaac Mizrahi under the QVC arrangement) and in the merchandising and pricing of products in our retail stores. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores.

We attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle. However, in order to secure necessary materials and manufacturing facilities, we must make substantial advance commitments, often as much as five months prior to the receipt of firm orders from customers for the items to be produced. We need to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, and correctly balance the level of our fabric and/or merchandise commitments with actual customer orders. We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends and respond appropriately, and to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.
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
We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. There can be no assurances that the actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, there can be no assurances that in certain countries others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts, or that resolving such conflicts will not require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

Our success will depend on our ability to successfully develop or acquire new product lines or enter new markets or product categories.
We have in the past, and may, from time to time, acquire or develop new product lines (such as our acquisition of KATE SPADE in 2006), enter new markets or product categories, including through licensing arrangements (such as the license of our DANA BUCHMAN brand to Kohl’s and the sale of our LIZ & CO. and CONCEPTS BY CLAIBORNE BRANDS outside of better department stores), and/or implement new business models (such as the licensing arrangements with JCPenney and QVC for the LIZ CLAIBORNE brands). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
•	Our ability to identify appropriate business development opportunities, including new product lines and markets;
•
New businesses, business models, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

•	Consumer acceptance of the new products or lines;
•
We may not be able to generate projected or satisfactory level of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business;

•
We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business;

•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and
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
We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including several hundred suppliers manufacturing our products. At the end of fiscal 2008 such suppliers were located in approximately 50 countries, with the largest finished goods supplier at such time accounting for approximately 4.5% of the total of finished goods we purchased in fiscal 2008. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, there can be no assurances that we will be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.
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
In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing buying agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, exclusive buying agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset the restructuring expenses associated with the transaction. We now pay Li & Fung an agency commission based on our product purchases through Li & Fung. Our buying agent offices In Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. There can be no assurance that the transition with Li & Fung will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. The recently announced licensing arrangements with JCPenney and QVC are expected to result in the removal of sourcing for LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we may be required to either pay additional amounts to compensate Li & Fung for any annual shortfall in minimum product volumes required to be sourced by us from Li & Fung or possibly refund a portion of the closing payment received from Li & Fung. We are currently in discussions with Li & Fung as to the impact of these transactions on our agreement. We do not currently anticipate that any payment that may be due to Li & Fung as a result of the JCPenney and QVC licenses would have a material adverse effect on our financial position, results of operations, liquidity or cash flows.
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
We source most of our products outside the US through arrangements with independent suppliers in approximately 50 countries as of January 3, 2009. There are a number of risks associated with importing our products, including but not limited to the following:
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
While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 35.5% of our total sales in fiscal 2008. Such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivables levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations. In addition, we have outstanding 350.0 million euro of euro-denominated Notes, which could further expose our business and balance sheets to foreign currency fluctuations.

Our ability to utilize our deferred tax assets may be limited significantly if we experience an “ownership change.”
As of January 3, 2009, we had a US federal net operating loss carryforward (“NOL”) of $137.6 million. Among other factors, our ability to utilize our NOL to offset future taxable income maybe limited significantly if we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in our ownership by “5.0% shareholders” (as defined in the Internal Revenue Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Internal Revenue Code on our ability to utilize our NOL depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of October 3, 2009. If our NOL is subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. There is a full valuation allowance for the NOL.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended October 3, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

					Maximum
					Approximate
					Dollar Value of
				Total Number of	Shares that May
	Total Number			Shares Purchased as	Yet Be Purchased
	of Shares			Part of Publicly	Under the Plans or
	Purchased		Average Price	Announced Plans or	Programs
Period	(in thousands)		Paid Per Share	Programs	(in thousands) (b)

July 5, 2009 - August 1, 2009	4.3	(a)	$2.62	—	$28,749
August 2, 2009 - September 5, 2009	16.7	(a)	4.07	—	28,749
September 6, 2009 - October 3, 2009	0.1	(a)	5.31	—	28,749

Total - 13 Weeks Ended October 3, 2009	21.1	(a)	$3.78	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Company’s revolving credit agreement currently restricts its ability to repurchase stock.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 4, 2009

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren ANDREW WARREN	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit
No.		Description
31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.