Form 10-K
period 2010-01-02
CLAIBORNE LIZ INC
filed 2010-02-23
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing sale price on the New York Stock Exchange on July 2, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 4, 2009, the aggregate market value of the registrant’s Common Stock, par value $1 per share, held by non-affiliates of the registrant on such date was approximately $268,207,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.
Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of February 12, 2010: 94,821,168 shares.
Documents Incorporated by Reference:
Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 27, 2010-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in, or incorporated by reference into, this Annual Report on Form 10-K, future filings by us with the Securities and Exchange Commission (“SEC”), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•
our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and restated revolving credit facility, which may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the timing of an anticipated $166.7 million of income tax refunds, which are expected by the end of the first quarter of 2010; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash;

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
•
our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

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
•
risks associated with the implementation of the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. and with QVC, Inc. discussed in this report, including, without limitation, our ability to efficiently change our operational model and infrastructure as a result of such licensing arrangements, our ability to continue a good working relationship with these licensees and possible changes in our other brand relationships or relationships with other retailers as a result;

•	the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;
•	our reliance on independent foreign manufactures, including the risk of their failure to comply with safety standards or our policies regarding labor practices;
•	risks associated with our agreement with Li & Fung Limited, which results in a single foreign sourcing agent for a significant portion of our products;
•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, to which our international operations are subject;
•
our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products but political activity seeking to re-impose quota has been initiated or threatened;

•	our exposure to domestic and foreign currency fluctuations;
•	our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an “ownership change;” and
•	the outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flows.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this report in “Item 1A – Risk Factors.” We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
WEBSITE ACCESS TO COMPANY REPORTS
Our investor website can be accessed at www.lizclaiborneinc.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Liz Claiborne, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.
We were incorporated in January 1976 under the laws of the State of Delaware. In this Form 10-K, unless the context requires otherwise, references to “Liz Claiborne,” “our,” “us,” “we” and “the Company” mean Liz Claiborne, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to “Fiscal 2009” represent the 52 week fiscal year ended January 2, 2010. All references to “Fiscal 2008” represent the 53 week fiscal year ended January 3, 2009. All references to “Fiscal 2007” represent the 52 week fiscal year ended December 29, 2007.

PART I

Item 1.	Business.
OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS
General
Liz Claiborne, Inc. designs and markets a global portfolio of retail-based premium brands including JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX. We also have a group of department store-based brands with consumer franchises including the LIZ CLAIBORNE and MONET families of brands, MAC & JAC, KENSIE and DANA BUCHMAN and the licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.
Our operations and management structure reflect a brand-centric approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing. For a discussion of our segment reporting structure, see “Business Segments” below.
Recent Initiatives
The economic environment that we experienced in 2008 and which continued throughout 2009 was characterized by, among other things, a dramatic reduction in consumer spending and substantial tightening of credit markets. Accordingly, our priorities in 2009 included: (i) adapting our Liz Claiborne brand distribution strategies; (ii) further expense reduction and cost structure rationalization; and (iii) securing adequate liquidity.
Distribution of Our Liz Claiborne Brands
On October 7, 2009, in an effort to revitalize our LIZ CLAIBORNE brand franchise, reduce working capital needs and increase earnings and profitability, we entered into licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) for such brands.
Our multi-year license agreement with JCPenney granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the United States and Puerto Rico. Under the agreement, JCPenney will only use designs provided or approved by us. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement are anticipated to commence in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the United States and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
We also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the product and we will provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales.
Cost Reduction Initiatives
Our cost reduction efforts have included tighter controls surrounding discretionary spending, a freeze in merit compensation increases in 2009, the cessation of our quarterly dividend and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements, have enabled us to significantly reduce our reliance on owned or leased distribution centers. Including the closure of our Santa Fe Springs, California distribution center in January 2010 and the announced closure of our Lincoln, Rhode Island distribution center, which is expected to occur on or about April 30, 2010, we have closed eight distribution centers since 2007.
In connection with the license agreements with JCPenney and QVC discussed above, we expect to further consolidate office space and reduce staff in certain support functions. We anticipate that these actions will be completed by the end of the second quarter of 2010. We will also continue to closely manage spending, with a slight increase in projected 2010 capital expenditures to approximately $85.0 million, compared to $72.6 million in 2009.
On January 8, 2010, we entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), pursuant to which up to 38 Liz Canada store leases will be assigned and title for certain property and equipment will be transferred to Laura Canada, in each case, subject to the satisfaction of certain conditions. We expect to recognize a pretax charge of approximately $12.0 million related to this transaction in the first quarter of 2010.

Liquidity
We enhanced our liquidity by completing the issuance of $90.0 million of 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) in the second quarter of 2009. The Convertible Notes are unsecured, senior obligations; pay interest semi-annually at a rate of 6.0% per annum; and will be convertible, under certain circumstances, into cash, shares of our common stock, or a combination of cash and shares, at our option. The issuance of the Convertible Notes extended the weighted average maturity of our debt and increased borrowing availability under our amended and restated revolving credit facility, since we used the net proceeds from the offering to repay a portion of the outstanding borrowings under such facility.
In January 2009, we completed an amendment to and extension of our revolving credit agreement, and in May and November 2009, we completed additional amendments to such agreement (as amended, the “Amended Agreement”). Under the Amended Agreement, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, we are subject to a minimum aggregate borrowing availability covenant. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to JCPenney of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico (see Note 17 of Notes to Consolidated Financial Statements); (ii) the related sale by the Company to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement; and (iv) certain defined payments, indebtedness and guarantees.
For further information concerning our debt and credit facilities, see Note 9 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources.”
By the end of the first quarter of 2010, we expect to receive $166.7 million of income tax refunds on previously paid taxes due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the Amended Agreement, we are required to repay amounts outstanding thereunder with the amount of such refunds. Based on our forecast of borrowing availability, and subject to the expected timing of the receipt of the anticipated tax refunds, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. For a discussion of risks related to our liquidity, including our inability to comply with the fixed charge coverage covenant that would be triggered if we fail to maintain the minimum borrowing availabilty requirement under the Amended Agreement, see “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources.”
Sourcing
We have also sought to implement supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving gross margins, working capital and/or operating cash flows.
As discussed below in the section entitled “Manufacturing,” we entered into a sourcing agency agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung serves as the primary sourcing agent for all brands and products in our portfolio, other than jewelry.
For a discussion of certain risks relating to our business, see “Item 1A – Risk Factors.”

Business Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:
•
Domestic-Based Direct Brands segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•
International-Based Direct Brands segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, our international, retail-based operating segment.

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands.

We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
International sales represented 33.0% of our total sales in 2009. Our international operations are subject to the impact of fluctuations in foreign currency exchange rates and consist principally of our MEXX Europe and MEXX Canada operations, as well as the introduction of certain of our US-based brands into Europe, Canada and, to a lesser extent, Asia.
See Notes 1 and 18 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Domestic-Based Direct Brands segment – includes the following brands:
JUICY COUTURE
Our JUICY COUTURE brand offers luxurious, casual and fun women’s and children’s apparel, as well as accessories and jewelry under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through wholly-owned specialty retail and outlet stores, select upscale specialty retail stores and department stores throughout the US, as well as through a network of distributors and owned and licensed retail stores in Asia, Canada, Europe and the Middle East. In addition, JUICY COUTURE has existing licensing agreements for fragrances, footwear, optics, watches, swimwear and baby products.
KATE SPADE
Our KATE SPADE brand offers fashion products (accessories, apparel and jewelry) for women and men under the KATE SPADE and JACK SPADE trademarks, respectively. These products are sold primarily in the US through wholly-owned specialty retail and outlet stores, select specialty retail and upscale department stores, through a network of distributors in Asia and through our e-commerce website, as well as through a joint venture in Japan formed in November 2009. KATE SPADE’s product line includes handbags, small leather goods, fashion accessories, jewelry, apparel and fragrances. In addition, KATE SPADE has existing licensing agreements for footwear, optics, tabletop products, paper products and strollers/rockers. JACK SPADE products include briefcases, travel bags and small leather goods.
LUCKY BRAND
Our LUCKY BRAND offers women’s, men’s and children’s denim and casual sportswear, as well as accessories and jewelry, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly-owned specialty retail and outlet stores in the US and Canada, select department and better specialty stores, through distributors in the Middle East and Asia and our e-commerce website. In addition, LUCKY BRAND has existing licensing agreements for fragrances, neckwear, swimwear, hats and footwear.

International-Based Direct Brands segment – includes our MEXX brand.
MEXX
Our MEXX brand, which is headquartered in the Netherlands, offers a wide range of men’s, women’s and children’s fashion apparel under several trademarks for sale outside of the US, principally in Europe and Canada. MEXX has existing licensing agreements for fragrances, eyewear, watches, bed and bath products, carpets, socks, stationery and footwear.
Partnered Brands segment – includes the following brands:
LIZ CLAIBORNE FAMILY OF BRANDS
AXCESS, fashion-forward men’s and women’s apparel and accessories sold principally in Kohl’s department stores.
CLAIBORNE, men’s business-casual apparel and sportswear, accessories and fragrances.
CONCEPTS BY CLAIBORNE, men’s casual separates sold exclusively in JCPenney stores.
LIZ & CO, women’s casual apparel and accessories sold exclusively in JCPenney stores.
LIZ CLAIBORNE and CLAIBORNE, merchandise in the product categories covered by the JCPenney license will be sold exclusively through JCPenney (subject to pre-existing licenses and certain limited exceptions) in the US and Puerto Rico beginning in August 2010.
LIZ CLAIBORNE NEW YORK, women’s career and casual sportswear, in misses, plus and petite sizes, accessories and fragrances. This brand also offers a line of women’s performance wear under the LIZ GOLF trademark. In August 2010, QVC, with Isaac Mizrahi as creative director, will launch the LIZ CLAIBORNE NEW YORK brand for sale on its television network. In addition, LIZ CLAIBORNE NEW YORK will continue to be sold in the US at our owned outlet stores.
MONET FAMILY OF BRANDS
MARVELLA, a jewelry line sold primarily at Target Corporation stores.
MONET, a signature jewelry brand for women sold in department stores as well as in our own outlet stores and online.
TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.
OTHER BRANDS
DANA BUCHMAN, a classic lifestyle collection of women’s sportswear, accessories, intimate apparel and footwear. Pursuant to an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), which names Kohl’s as the exclusive retailer of the DANA BUCHMAN brand, we design the products under the license and Kohl’s leads the manufacturing, production, distribution and marketing of product. However, we continue to source and distribute jewelry under the DANA BUCHMAN brand.
MAC & JAC offers modern, fashionable, high-quality apparel for women and men primarily through select specialty and department stores in the US and Canada.
KENSIE offers modern, fashionable, high-quality, contemporary apparel for women primarily through select specialty and department stores in the US and Canada.
DKNY® ACTIVE, DKNY® JEANS AND DKNY® MENS LICENSES
DKNY® ACTIVE offers junior’s, men’s and women’s activewear for sale at department stores, specialty stores and our own outlet stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.
DKNY® JEANS offers junior’s, men’s and women’s sportswear and jeans for sale at department stores, specialty stores and our own outlet stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.
DKNY® MENS offers men’s sportswear apparel for career and casual wear for sale at department stores and specialty stores in the US, Puerto Rico, Mexico and Canada, pursuant to the exclusive license we hold to design, produce, market and sell these products.

See Note 8 of Notes to Consolidated Financial Statements for a description of our commitments under our DKNY® ACTIVE, DKNY® JEANS and DKNY® MENS license agreements.
Specialty Retail Stores:
As of January 2, 2010, we operated a total of 458 specialty retail stores under various Company trademarks, consisting of 285 retail stores within the US and 173 retail stores outside of the US (primarily in Western Europe and Canada).
The following table sets forth select information, as of January 2, 2010, with respect to our specialty retail stores:
US Specialty Retail Stores

		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
LUCKY BRAND	182	2,400
JUICY COUTURE	65	3,600
KATE SPADE	36	2,000
JACK SPADE	2	700
Foreign Specialty Retail Stores

		Approximate Average Store
Specialty Store Format	Number of Stores	Size (Square Feet)
MEXX Europe	118	4,600
MEXX Canada	39	5,400
LUCKY BRAND Canada	12	2,400
MONET Europe	3	1,100
JUICY COUTURE Europe	1	2,800
Outlet Stores:
As of January 2, 2010, we operated a total of 363 outlet stores under various Company-owned and licensed trademarks, consisting of 215 outlet stores within the US and 148 outlet stores outside of the US (primarily in Western Europe and Canada).
The following table sets forth select information, as of January 2, 2010, with respect to our outlet stores:
US Outlet Stores

		Approximate Average Store
Outlet Store Format	Number of Stores	Size (Square Feet)
LIZ CLAIBORNE	92	9,400
LUCKY BRAND	46	2,900
JUICY COUTURE	33	2,900
KATE SPADE	29	2,100
DKNY® JEANS	14	2,800
KENSIE	1	2,500
Foreign Outlet Stores

		Approximate Average Store
Outlet Store Format(a)	Number of Stores	Size (Square Feet)
MEXX Canada	58	5,500
MEXX Europe	43	3,300
LIZ CLAIBORNE Canada (b)	47	4,400

(a)	LIZ CLAIBORNE Europe closed its 8 outlet stores during 2009.

(b)	Up to 38 of the leases for these outlet stores will be assigned to Laura Canada, subject to the satisfaction of certain conditions, pursuant to the above-noted agreement entered into in January 2010.
Concession Stores:
Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of January 2, 2010, the Company operated a total of 566 concession stores in Europe.

The following table sets forth select information, as of January 2, 2010, with respect to our concession stores:
Foreign Concessions

Concession Store Format	Number of Stores
MONET Jewelry	270
MEXX Europe	206
LIZ CLAIBORNE Apparel	90
E-Commerce:
Our products are sold on a number of branded websites. In addition, we operate several websites that only provide information about our merchandise but do not sell directly to customers.
The following table sets forth select information concerning our branded websites:

Information and Direct to
Website	Information Only	Consumer Sales
www.dknyjeans.com	Ö
www.jackspade.com		Ö
www.juicycouture.com		Ö
www.katespade.com		Ö
www.kensieclothing.com	Ö
www.kensiegirl.com	Ö
www.lizclaiborneinc.com (a)	Ö
www.lizoutlet.com	Ö
www.loveisnotabuse.com (b)	Ö
www.luckybrand.com		Ö
www.macandjac.com	Ö
www.mexx.com		Ö
www.mexx-canada.com	Ö
www.monet.com		Ö

(a)	This website offers investors information concerning the Company.

(b)	This website provides information and resources to address domestic violence matters.
Licensing:
We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. We currently have 63 license arrangements pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2020. Each of the licenses earns revenue based on a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in Net sales for the segment under which the license resides. As discussed above, products under our licenses with JCPenney and QVC will be offered beginning in August 2010.

The following table sets forth information with respect to select aspects of our licensed brands:

Products	Brands
Baby Buggies/Rockers/Carriers	JUICY COUTURE; KATE SPADE
Bed & Bath	KATE SPADE; LIZ CLAIBORNE; MEXX
Belts	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; LIZ CLAIBORNE
Cold Weather Accessories	KENSIE; LIZ CLAIBORNE; LUCKY BRAND
Cosmetics & Fragrances	BORA BORA; CURVE; JUICY COUTURE; KATE SPADE; LUCKY BRAND; MAMBO; MEXX; REALITIES
Costume Jewelry	KENSIE GIRL
Decorative Fabrics	LIZ CLAIBORNE
Denim	KENSIE
Dress Shirts	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Electronic Cases	JUICY COUTURE
Flooring/Area Rugs	MEXX
Footwear	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; JUICY COUTURE; KATE SPADE; KENSIE GIRL; LIZ CLAIBORNE; LIZ CLAIBORNE NY; LIZ CLAIBORNE FLEX; LUCKY BRAND; MEXX
Handbags	KENSIE GIRL
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	LIZ CLAIBORNE; LIZ & CO.; LUCKY BRAND
Kids/Baby	CLAIBORNE BOYS; JUICY COUTURE
Legwear and Socks	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KATE SPADE; LUCKY BRAND; MEXX
Luggage	CLAIBORNE; LIZ CLAIBORNE; LIZ & CO.
Men’s Accessories	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Neckwear/Scarves	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; LUCKY BRAND
Optics	CLAIBORNE; COMPOSITES – A CLAIBORNE CO; COMPOSITES – A LIZ CLAIBORNE CO; CONCEPTS BY CLAIBORNE; CRAZY HORSE; DANA BUCHMAN; JUICY COUTURE; KATE SPADE; KENSIE; LIZ CLAIBORNE; LIZ & CO.; LIZWEAR; LUCKY BRAND; MEXX; SIGRID OLSEN
Outerwear	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; LIZ CLAIBORNE; LIZWEAR; LIZ & CO.; MAC & JAC
School Uniforms	CLAIBORNE; LIZWEAR
Sleepwear/Loungewear	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE; KENSIE; LIZ CLAIBORNE; LIZWEAR; LIZ & CO.; LUCKY BRAND
Stationery and Paper Goods	KATE SPADE; MEXX
Sunglasses	CLAIBORNE; COMPOSITES – A CLAIBORNE CO.; COMPOSITES – A LIZ CLAIBORNE CO.; CONCEPTS BY CLAIBORNE; DANA BUCHMAN; JUICY COUTURE; KATE SPADE; KENSIE; LIZ CLAIBORNE; LIZWEAR; LIZ & CO.; LUCKY BRAND; MAC & JAC; MEXX; SIGRID OLSEN
Swimwear	JUICY COUTURE; LIZ CLAIBORNE; LIZ CLAIBORNE WOMAN; LIZ & CO.; LUCKY BRAND; MEXX
Tailored Clothing	AXCESS; CLAIBORNE; CONCEPTS BY CLAIBORNE
Watches	JUICY COUTURE; LUCKY BRAND; MEXX
Window Treatments	KATE SPADE
SALES AND MARKETING
Domestic sales accounted for 67.0% of our 2009 and 64.5% of our 2008 net sales. Our domestic wholesale sales are made primarily to department store chains and specialty store customers. Retail sales are made through our own retail and outlet stores. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.
International sales accounted for 33.0% of 2009 net sales, as compared to 35.5% in 2008. In Europe, wholesale sales are made primarily to department store and specialty store customers, while retail sales are made through concession stores within department store locations, as well as our own retail and outlet stores. In Canada, wholesale sales are made primarily to department store chains and specialty stores, and retail sales are made through our own retail and outlet stores. In other international markets, including Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also sell to distributors who resell our products in these territories.

Wholesale sales (before allowances) to our 100 largest customers accounted for 74.0% of 2009 wholesale sales (before allowances) (or 53.2% of net sales), as compared to 70.6% of 2008 wholesale sales (before allowances) (or 53.9% of net sales). No single customer accounted for more than 7.2% of wholesale sales (before allowances) for 2009 and 2008, (or 5.1% of net sales for 2009 and 2008), except for Macy’s, Inc., which accounted for 13.0% and 13.5% of wholesale sales (before allowances) for 2009 and 2008, respectively, or 9.3% and 10.3% of net sales for 2009 and 2008, respectively (see Note 8 of Notes to Consolidated Financial Statements). Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales. Sales to our domestic department and specialty store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty store customers are made through several of our showrooms, including those in the Netherlands, Germany, Spain, Canada and the United Kingdom.
For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
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
We utilize in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery, as discussed below in the section entitled “Manufacturing.” Many of our customers participate in our in-stock reorder programs through their own internal replenishment systems.
During 2009, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for many of our brands, including JUICY COUTURE, KATE SPADE, LIZ CLAIBORNE and LUCKY BRAND and our licensed DKNY® JEANS brand.
In 2009, we continued the expansion of our domestic in-store shop and fixture programs, which is designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: AXCESS, DKNY® JEANS, DKNY® MENS, JACK SPADE, JUICY COUTURE, KATE SPADE, KENSIE, KENSIE GIRL, LUCKY BRAND and MEXX. Our accessories operations also offer an in-store shop and fixture program. In 2009, we installed an aggregate of 203 in-store shops, including 122 LIZ CLAIBORNE and 3 CLAIBORNE in-store shops which are expected to close in 2010 as a result of the JCPenney license agreement. We plan to install an aggregate of 127 additional in-store shops in 2010.
We spent $92.6 million on advertising, marketing and promotion expenditures for all of our brands in 2009, including $36.8 million on national advertising, compared to aggregate advertising, marketing and promotion expenditures in 2008 of $135.4 million, including $57.7 million on national advertising.
MANUFACTURING
Pursuant to a sourcing agency agreement, Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we are required to refund $24.3 million of the closing payment received from Li & Fung, payable on or before April 15, 2010, with applicable late fees if paid after that date. Such amount was included in Accrued expenses at January 2, 2010. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our sourcing agent. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2009, several hundred suppliers located in approximately 44 countries manufactured our products, with the largest finished goods supplier accounting for less than 6.0% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

Most of our products are purchased as completed product “packages” from our manufacturing contractors, where the contractor purchases all necessary raw materials and other product components, according to our specifications. When we do not purchase “packages,” we obtain fabrics, trimmings and other raw materials in bulk from various foreign and domestic suppliers, which are delivered to our manufacturing contractors for use in our products. We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.
We operate under substantial time constraints in producing each of our collections. In order to deliver, in a timely manner, merchandise which reflects current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs and in time to take advantage of favorable (cost effective) shipping alternatives. However, in order to secure necessary materials and to schedule production time at manufacturing facilities, we must make substantial advance commitments, often up to five months prior to the receipt of firm orders from customers for the items to be produced. We continue to seek to reduce the time required to move products from design to the customer.
If we misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A – Risk Factors.”
Our arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as Li & Fung is the sourcing agent for a significant portion of our products, we are subject to the risk of having to rebuild such sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.
In addition, as we rely on independent manufacturers, a manufacturer’s failure to ship product to us in a timely manner, or to meet quality or safety standards, could cause us to miss delivery dates to our customers. Failure to make deliveries could cause customers to cancel orders, refuse deliveries or seek reduced prices, all of which could have a material adverse affect on us. We maintain internal staff responsible for overseeing product safety compliance, irrespective of our agency agreement with Li & Fung.
Additionally, we are a certified and validated member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.
IMPORTS AND IMPORT RESTRICTIONS
Virtually all of our merchandise imported into the United States, Canada and Europe is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the antidumping or countervailing duty laws. On January 26, 2010, the US Bureau of Customs and Border Protection (“CBP”) began enforcement of a new import regulation of Importer Security Filing (“ISF”) and Additional Carrier Requirements – also known as the “10+2 rule.” This new rule requires both importers and carriers to submit additional cargo information before the cargo is loaded onto an ocean vessel bound for the United States. CBP’s goal is to: (i) improve the ability to identify high-risk shipments; (ii) prevent smuggling and ensure cargo safety and security; (iii) strengthen security precautions aimed at preventing terrorists’ weapons from potentially being transported into the US; and (iv) fulfill the requirements of the SAFE Port Act of 2006. All importers were required to comply with this rule and to have an effective process in place for submitting filings. Incorrect or late filings or failure to file result in the imposition of penalties on the importer and/or delays in the loading or release of cargo. Throughout 2009, ISF transmissions for filings were tested and a corporate process was put into effect in the last half of 2009 in advance of regulation requirement.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other “special trade programs.” Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota,” “safeguard duties,” or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we maintain a program of intensive monitoring of import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.
In light of the very substantial portion of our products that is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns or quota provisions, could adversely affect our operations. Although we generally expect that the elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions,” “countervailing duties,” any “anti-dumping” actions or any other actions impacting international trade may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See “Item 1A – Risk Factors.”
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
DISTRIBUTION
We distribute a substantial portion of our products through leased facilities. Our principal distribution facilities are located in Ohio, the Netherlands and California, as discussed in “Item 2 – Properties.”
BACKLOG
On February 12, 2010, our order book reflected unfilled customer orders for approximately $480.6 million of merchandise, as compared to approximately $640.0 million at February 13, 2009. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2010 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons. However, the decline in the value of unfilled customer orders reflects (i) general economic conditions and (ii) the reduction in wholesale operations related to exiting the department store distribution for our Liz Claiborne brands as we transition to license arrangements for this family of brands.
TRADEMARKS
We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:
Owned Trademarks

AXCESS	LIZ
BIRD BY JUICY COUTURE	LIZ & CO (a)
BORA BORA	LIZ CLAIBORNE (a)
CLAIBORNE (a)	LIZ CLAIBORNE NEW YORK (c)
CONCEPTS BY CLAIBORNE (a)	LUCKY BRAND
COUTURE COUTURE	LUCKY YOU LUCKY BRAND
CURVE	MAC & JAC
DANA BUCHMAN (b)	MARVELLA
DIRTY ENGLISH	MEXX
JACK SPADE	MONET
JUICY COUTURE	REALITIES
KATE SPADE	SIGRID OLSEN
KENSIE	TRIFARI
Licensed Trademarks

DKNY® ACTIVE
DKNY® JEANS
DKNY® MENS

(a)
As discussed above, JCPenney will become the exclusive department store destination in the US and Puerto Rico for LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE merchandise in the product categories covered by the JCPenney license agreement (which is subject to pre-existing license agreements) for up to ten years, beginning in August 2010. JCPenney has an option to purchase these trademarks under certain circumstances.

(b)	As discussed above, Kohl’s is the exclusive retailer for our DANA BUCHMAN brand, pursuant to an exclusive license agreement.

(c)
As discussed above, QVC will become the exclusive specialty retailer for LIZ CLAIBORNE NEW YORK merchandise in the product categories covered by the QVC license agreement (which is subject to pre-existing license agreements) in the US beginning in August 2010.

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
In markets outside of the US, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

COMPETITION
Notwithstanding our position as one of the largest fashion apparel and related accessories companies in the US, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the US and abroad. We compete with numerous retailers, designers and manufacturers of apparel and accessories, both domestic and foreign. We compete primarily on the basis of fashion, quality and price and our ability to compete successfully depends upon a variety of factors, including, among other things, our ability to:
•	anticipate and respond to changing consumer demands in a timely manner;
•	develop quality and differentiated products that appeal to consumers;
•	appropriately price products;
•	establish and maintain favorable brand name and recognition;
•	maintain and grow market share;
•	establish and maintain acceptable relationships with our retail customers;
•	provide appropriate service and support to retailers;
•	provide effective marketing support and brand promotion;
•	appropriately determine the size and identify the location of our retail stores and department store selling space;
•	protect our intellectual property; and
•	optimize our retail and supply chain capabilities.
See “Item 1A – Risk Factors.”
Within our retail-focused Domestic-Based Direct Brands segment, our principal competitors vary by brand and include the following:
•	For JUICY COUTURE: Marc by Marc Jacobs, Theory, Twisted Hearts, Abercrombie & Fitch and Coach
•	For LUCKY BRAND: Diesel, Guess, True Religion, 7 for all Mankind and Free People
•	For KATE SPADE: Coach, Cole Haan, Marc by Marc Jacobs, Michael Kors and Tory Burch
The principal competitors of our retail-focused International-Based Direct Brands segment include Esprit, Zara, Marc O’Polo, S. Oliver, H&M, Tommy Hilfiger, InWear/Matinique and other global European brands.
Our principal competitors in the United States for the majority of the wholesale-based Partnered Brands segment (LIZ CLAIBORNE and MONET families of brands and our licensed DKNY® JEANS, DKNY® ACTIVE and DKNY® MENS brands) include Jones Apparel Group, Inc. and Polo Ralph Lauren Corporation, as well as department store private label brands.
EMPLOYEES
At January 2, 2010, we had approximately 11,500 full-time employees worldwide, as compared to approximately 15,000 full-time employees at January 3, 2009.
In the US and Canada, we are bound by the following collective bargaining agreements:

	Number of
Union	Employees	Expiration	Location
Chicago and Midwest Regional Joint Board, Workers United	305	June 2011	West Chester, Ohio
New England Joint Board, UNITE HERE	90	May 2012	Lincoln, Rhode Island (a)
Industrial Professional and Technical Workers International Union	89	May 2010	Santa Fe Springs, California (b)
Western States Regional Joint Board, Workers United (c)	85	May 2012	Vernon, California
Affiliates of Workers United	62	May 2011	Montreal, Quebec (d)
Locals 10 and 23-25, New York Metropolitan Area Joint Board, Workers United and Local 99, Metropolitan Distribution and Trucking Joint Board, Workers United (c)	31	May 2012	New York, New York and North Bergen, New Jersey
Affiliates of Workers United	7	May 2010	Burnaby, British Columbia

(a)	This facility is expected to be closed on or about April 30, 2010.

(b)	This facility was closed in January of 2010.

(c)	Subject to renegotiation on each of the first and second anniversaries of the effective date.

(d)
Excludes a bargaining unit of 15 employees that has not agreed upon a first collective bargaining agreement. The Union has invoked its rights under the labor laws governing the province to refer the matter to mediation, and failing agreement, final and binding arbitration.

While relations between us and these unions have historically been amicable, and we do not anticipate an economic dispute when the contracts reopen or expire, we cannot rule out the possibility of a labor dispute at one or more of these facilities.
The local or regional unions affiliated with Workers United were previously affiliated with UNITE HERE but disaffiliated from UNITE HERE during 2009. These two unions are engaged in extensive litigation against each other. We believe we have complied with our contractual commitments and statutory obligations and currently have no disputes with either union. However, we may in the future be involved in disputes as a result of the ongoing litigation between the unions.
CORPORATE SOCIAL RESPONSIBILITY
We are committed to responsible corporate citizenship and giving back to our communities through a variety of avenues and have several programs in place that support this commitment.
Monitoring Global Working Conditions
We are committed to taking the actions we believe are necessary to ensure that our products are made in contracted factories with fair and decent working conditions. We continue this commitment as we operate under our sourcing arrangement with Li & Fung, collaborating with Li & Fung to develop mutually acceptable audit documents and processes, training the Li & Fung audit staff on our compliance program and communicating our standards to Li & Fung suppliers and their workers.
The major components of our compliance program are: (i) communicating our Standards of Engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non-governmental organizations; and, most recently, (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our Standards of Engagement in the workers’ native language at all factories where our merchandise is being made. We have used various methods to educate workers regarding our standards and their rights, including development of booklets to better illustrate those standards and involving non-governmental organizations to train workers. The Standards of Engagement, along with detailed explanations of each standard, are included in our suppliers’ website. All new suppliers must acknowledge our standards and agree to our monitoring requirements. Additionally, in 2009, the Liz Claiborne and the Li & Fung compliance teams began holding supplier conferences in person and via teleconference to review our Standards of Engagement and monitoring requirements.
We have been a participating company in the Fair Labor Association (“FLA”) since its inception. The FLA is a collaborative effort comprised of socially responsible companies, colleges and universities and civil society organizations whose collective purpose is to improve working conditions at factories around the world. The FLA has developed a Workplace Code of Conduct, based on International Labor Organization standards and has created benchmarks to monitor adherence to those standards, or to perform remediation. Its monitoring program is a brand accountability system that places responsibility on companies to voluntarily achieve desired workplace standards in factories manufacturing their goods. In May 2005, we were in the first group of six companies accredited by the FLA, and we were reaccredited in June 2008. Re-accreditation signifies that we continue to focus our labor compliance program around FLA standards, benchmarks and protocols and have met the requirements of FLA participation.
As of January 2, 2010, we had approximately 470 active factories on our roster. A total of approximately 360 were subject to audits conducted by our internal auditors, Li & Fung auditors or external auditors. In many cases, we will be relying on our agents’ audit reports. As such, we will be conducting shadow audits to confirm that audit protocols and findings are consistent between the two companies. Additionally, as a participating company in the FLA, our suppliers’ factories are also subject to independent, unannounced audits by accredited FLA monitors.
We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers’ awareness and establishing a channel of communication for reporting issues of non-compliance are two important steps. We have begun to focus on programs which generally concentrate on educating workers on their rights and coaching factory management to create effective internal grievance procedures. For several high risk factories in China, we have collaborated with a local non-governmental organization to provide workers’ rights training.

Philanthropic Programs
We have a number of philanthropic programs that support the nonprofit sector in our major operating communities and beyond.
•
The Liz Claiborne Foundation, established in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women to achieve economic independence. The Foundation supports programs in the US communities where our primary offices are located that offer essential job readiness training and increase access to tools that help women, including those affected by domestic violence, transition from poverty into successful independent living.

•
Liz Claiborne Associates Committed to Service (“LizACTS”) is our company-wide volunteer program that allows our associates to work collectively to respond to community needs. Our associates identify and design volunteer projects through community organizations to address the pressing needs of women and families. LizACTS teams typically coordinate volunteer activities under the general program areas of HIV/AIDS, health, the environment, homelessness, women’s issues and the needs of youth. Thousands of associates and executives join together, along with their families and friends, to contribute their time and talents.

•
The Merchandise Donation Program provides direct charitable support to meet community needs, primarily in the form of merchandise donations and limited monetary contributions. We donate product, samples, fixtures and furniture to several types of organizations, including clothing banks, programs for women and certain charitable interests of our associates.

•
The Matching Gift Program supports and encourages the charitable interests of our associates. Our flexible program matches associates’ gifts in the areas of arts, health and safety, education, human services, the environment and contributions to organizations where associates serve as voluntary board members.

•
The Liz Claiborne, Inc. Scholarship Program provides one-time scholarships to children of our associates who have demonstrated outstanding academic achievement. We awarded 45 scholarships in the program’s first five years.

•
Love Is Not Abuse is a long-term campaign that uses our corporate profile and influence to advocate anti-violence messages to the general public. One of the first major corporate programs in the US to take a stand on the issue of domestic violence, Love is Not Abuse has targeted everyday Americans who, with the right tools and information, can help prevent violent relationships. This program is focused on providing educational resources to help young boys and girls, teenagers, educators, parents, corporate executives and employees learn what they can do, individually and collectively, to curtail abuse.

Environmental Initiatives
We are committed to a long-term sustainable approach to caring for and safeguarding the environment. As such, we endeavor to balance environmental considerations and social responsibility with our business goals, consistently evolving and implementing our Corporate Environmental Policy, in addition to complying with environmental laws and regulations. Our current sustainability policy focuses on three major components – reducing waste, reusing and recycling – to help minimize our impact on the environment and achieve our environmental objectives (additional details are available on our website). As our business, the economy, and the environment in which we operate evolve, we will remain aware of the impact our actions have on the environment and revise and enhance our corporate environmental strategy, as appropriate.

Item 1A.	Risk Factors.
You should carefully consider the following risk factors, in addition to other information included in this Annual Report on Form 10-K and in other documents we file with the SEC, in evaluating the Company and its business. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

Our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the timing of an anticipated $166.7 million of income tax refunds, which are expected by the end of the first quarter of 2010; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations, including the refund payable to Li & Fung discussed below. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
In January 2009, we completed the amendment and extension of our revolving credit agreement (the “Amended Agreement”), which was previously scheduled to expire in October 2009, with the Amended Agreement expiring in May 2011. On November 2, 2009, we completed a third amendment to our Amended Agreement, which (i) provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant will be in effect only when availability under the amended and restated revolving credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date; (ii) amends the prepayment requirements whereby any net proceeds received by or on behalf of the Company or its subsidiaries in respect of any permitted disposition transactions shall be used to repay the outstanding borrowings under the Amended Agreement and, to the extent that such net proceeds exceed the amount of such outstanding borrowings, cash collateralize outstanding exposure in an aggregate amount equal to 100% of such net proceeds; (iii) permits indebtedness and guarantees by certain parties noted in the Amended Agreement; and (iv) permits the grant of the purchase option and the sale of certain assets, including the trademarks that were licensed to JCPenney on October 7, 2009.
By the end of the first quarter of 2010, we expect to receive $166.7 million of income tax refunds on previously paid taxes due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the Amended Agreement, we are required to repay amounts outstanding thereunder with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.
As discussed above, under our Amended Agreement, we are subject to a fixed charge coverage covenant through May 2011 in the event our borrowing availability falls below certain designated levels. We are also subject to minimum borrowing availability levels and various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs, or meet minimum requirements or remain at levels that will keep the fixed charge coverage covenant from springing into effect. Based upon our current projections, subject to the expected timing of the receipt of the anticipated tax refunds, we currently anticipate that our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant for at least the next 12 months. The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) the timing of the receipt of the anticipated tax refunds; (vii) interest rate and exchange rate fluctuations; and (viii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we are required to refund $24.3 million of the closing payment received from Li & Fung, payable by April 15, 2010, with applicable late fees if paid after that date. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger application of the fixed charge coverage covenant or default and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) and our 5.0% 350.0 million euro Notes due 2013. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
The Convertible Notes become convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended January 2, 2010, the Convertible Notes are convertible during the first quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
As discussed above, through May 2011, we are subject to a fixed charge coverage covenant under the Amended Agreement in the event borrowing availability falls below the levels described above. We are also subject to minimum borrowing levels, which require us to maintain availability at the levels described above. We are also subject to various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Based on our forecast of borrowing availability under the Amended Agreement, and subject to the expected timing of the receipt of the anticipated tax refunds, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. While we might not be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant, we currently anticipate that, based on the expected timing of the receipt of the anticipated tax refunds, our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant. If such covenant takes effect during such period, we currently project that we would not be in compliance with such covenant through such period. Compliance with the fixed charge coverage covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions and levels of consumer spending. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and cash flows, which could adversely affect our compliance with the fixed charge coverage covenant of the Amended Agreement, if it became applicable. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes.
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
Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. These conditions have led and could lead to continued substantial declines in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that spending will return to prior levels for the foreseeable future. The current depressed economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. A number of our markets continue to suffer particularly severe downturns, including our Eastern European markets, which have been particularly adversely affected by conditions in the world economy, and we have experienced, and expect to continue to experience, significant declines in revenues. Profitability of our MEXX business has been, and is expected to continue to be, even more affected by such downturn as such regions account for a significant amount of MEXX’s profitability. We expect such declines to continue as the adverse impacts of the economic downturn continue to be felt. Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. This promotional environment may likely continue even after economic growth returns, as we expect that consumer spending trends are likely to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The recent downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.
Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing and transportation, could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them. Such factors may be exacerbated by legislation and regulations associated with global climate change. The price and availability of such raw materials may fluctuate significantly, depending on many factors. In the future, we may not be able to pass all or a portion of such higher prices on to our customers.
The wholesale businesses in our Direct Brands and Partnered Brands segments are dependent to a significant degree on sales to a limited number of large US department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry, financial difficulties at our large department store customers and negative reaction to our licensing arrangements with JCPenney and QVC.
Many major department store groups make centralized buying decisions. Accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales. The implementation of our licensing arrangements with JCPenney and QVC changed the business model of our LIZ CLAIBORNE brands from a wholesale model, in which the Company and a limited number of licensees manufactured goods to be sold through various retail channels to a license model where we will not be sourcing or selling products, but instead receiving a royalty based on net sales by our license partner, and in the case of our JCPenney license, a share in gross profits over agreed upon levels. The goals of these arrangements, which are to revitalize the LIZ CLAIBORNE franchise, reduce working capital needs and increase earnings, might not be met as we seek to implement this new business model and face risks associated with the reception of this new direction among other customers, who may, among other things, seek to change their relationships with our other brands or may de-emphasize our other brands, in response to our LIZ CLAIBORNE brand arrangements, which, in the case of JCPenney, include an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) for the sale, marketing, merchandising, advertising and promotion of the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE merchandise in the covered product categories in the United States and Puerto Rico. In addition, sales of the licensed brands may suffer during the period leading up to the expected commencement of sales under the agreements in the third quarter of 2010 as certain of our customers may seek to phase out the brands that have been licensed to JCPenney or QVC in anticipation of the changes. In addition, our arrangements with JCPenney and QVC will make us more dependent on the financial and operational health of those companies.

Our continued dependence on sales to a limited number of large US department store customers is subject to our ability to respond effectively to, among other things: (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have the Company provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of the Company’s accounts receivable they represent; and (vi) the effect of any potential consolidation among these larger customers. In addition, our sales to such customers will depend on the reaction of those customers to our licensing arrangements for the LIZ CLAIBORNE brands.
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
We are in the process of implementing initiatives announced in September 2008 to accelerate the turnaround of the MEXX business in Europe. These initiatives focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and improving our supply chain model. As part of this effort, Thomas J. Grote became CEO of MEXX effective October 1, 2009. However, these initiatives might not maintain or improve the operating results of our MEXX Europe operations.
We cannot assure the successful implementation and results of our long-term strategic plans.
Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:
•
Our strategic plan contemplated a significant expansion of our specialty retail business in our Domestic-Based Direct Brands and International-Based Direct Brands segments. The successful operation and expansion of our specialty retail business in our Direct Brands segments is subject to, among other things, our ability to: (i) successfully expand the specialty store base of our Direct Brands segments; (ii) successfully find appropriate sites; (iii) negotiate favorable leases; (iv) design and create appealing merchandise; (v) manage inventory levels; (vi) install and operate effective retail systems; (vii) apply appropriate pricing strategies; and (viii) integrate such stores into our overall business mix. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2009, in light of the current economic conditions and the dramatic decline in consumer spending, especially for fashion apparel and related products such as ours, we significantly decreased capital expenditures and opened 24 retail stores (excluding the conversion of 29 concession stores to specialty retail formats). In 2010, we are slightly increasing our capital expenditure budget and are planning on opening approximately 25 to 30 retail stores.

•
In 2007, we announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of our wholesale-based Partnered Brands. These initiatives include design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and with John Bartlett with respect to our CLAIBORNE (men’s) brand. Our wholesale customers had been seeking differentiated products, and we believed that these design agreements would enable us to distinguish our product offering. Over time, we realized that these arrangements and the traditional wholesale business model would not be the solution to improving results for our LIZ CLAIBORNE brands. In October 2009, we changed the business model for our LIZ CLAIBORNE brands from a wholesale model selling to department stores, to a license model where we will not be sourcing or selling products, but instead will be receiving a royalty based on net sales by our license partner and, in the case of our JCPenney license agreement, a share in gross profits over agreed upon levels. Our failure to successfully implement this new model, including as a result of any terminations of these new licensing arrangements, would have a material adverse effect on our business and results.

To help us improve our sourcing and supply chain capabilities at our MEXX Europe business, in 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing sourcing agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, incremental, identifiable expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases made through Li & Fung. Our sourcing agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. We might not be successful in these efforts, and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li & Fung provides for a refund of a portion of the closing payment under certain limited circumstances, including a change in control of the Company, the sale or discontinuation of any of our current brands, certain termination events and the failure to maintain certain levels of business. We are also obligated to use Li & Fung as our sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we are required to refund $24.3 million of the closing payment received from Li & Fung, payable on or before April 15, 2010, with applicable late fees if paid after that date. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung. We continue to assess various streamlining opportunities to reduce costs associated with our distribution process, which could result in additional outsourcing agreements in the future.
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
On October 7, 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories. The scope of the license is worldwide for the manufacture of the licensed products and limited to JCPenney’s operations in the US and Puerto Rico for the sale, marketing, merchandising, advertising and promotion of the licensed products. Under the agreement, JCPenney will only use designs provided or approved by us. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment. We also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the products and we will provide brand management oversight. The QVC agreement provides for the payment to us of a royalty based on net sales. We expect products under these agreements to be introduced in the third quarter of 2010.
In connection with these license agreements, we will be required to adjust our operational model and infrastructure to accommodate the reduction in our requirements to source the products that are the subject of these licenses, which will involve the consolidation of office space and reduction in staff in certain related support functions. As a result, we may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are expected to be completed in the second quarter of 2010. Most of our existing product licensees will now need to work with QVC and JCPenney directly. Such existing licensees and JCPenney and/or QVC might not be able to successfully work together on the license product categories.
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

Our decision to enter into the JCPenney license agreement and the QVC license agreement with their respective exclusivity provisions for the stated brands may have an adverse impact on sales of our other brands to our US department store customers. We operate in a highly competitive retail environment. As a result of the exclusive license to JCPenney of the sale, marketing, merchandising, advertising and promotion of the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks, sales of the licensed brands may suffer during the period leading up to the expected commencement of sales under the agreements in the third quarter of 2010 as certain of our US department store customers may seek to phase out the brands. Domestic retailers selling LIZ CLAIBORNE products before the exclusive arrangements were announced did continue to purchase units through the Holiday 2009 season in accordance with their buying plans. Although our other brands have not been adversely impacted to date, certain of our other US department store customers may elect not to purchase our other products if such customers are unable to purchase the complete line of our branded products. Such a decision by a group of US department stores or any other significant customers to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us as a result of the JCPenney license or QVC license could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
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
The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products (including products we will design for JCPenney under our licensing arrangement and products to be designed by Isaac Mizrahi under the QVC arrangement) and in the merchandising and pricing of products in our retail stores. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores.
We attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle. However, in order to secure necessary materials and ensure availability of manufacturing facilities, we must make substantial advance commitments, often as much as five months prior to the receipt of firm orders from customers for the items to be produced. We need to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, and correctly balance the level of our fabric and/or merchandise commitments with actual customer orders. We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends and respond appropriately, and to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.

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
We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. However, the actions taken to establish and protect our trademarks and other proprietary rights might not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, in certain countries others may assert rights in, or ownership of, our trademarks and other proprietary rights or we may not be able to successfully resolve such conflicts, or resolving such conflicts may require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.
Our success will depend on our ability to successfully develop or acquire new product lines or enter new markets or product categories.
We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements (such as the license of our DANA BUCHMAN brand to Kohl’s), and/or implement new business models (such as the licensing arrangements with JCPenney and QVC for the LIZ CLAIBORNE brands). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:
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

•
We may not be able to generate projected or satisfactory levels of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business;

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
Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with our agreement with Li & Fung, which results in a single foreign sourcing agent for a significant portion of our products.
We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including several hundred suppliers manufacturing our products. At the end of fiscal 2009 such suppliers were located in approximately 44 countries, with the largest finished goods supplier at such time accounting for less than 6.0% of the total of finished goods we purchased in fiscal 2009. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.
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
In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel sourcing agent for the MEXX brand and MEXX’s existing sourcing agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our sourcing agent offices In Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. The transition with Li & Fung might not be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we are required to refund $24.3 million of the closing payment received from Li & Fung, payable on or before April 15, 2010, with applicable late fees if paid after that date. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

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
We source most of our products outside the US through arrangements with independent suppliers in approximately 44 countries as of January 2, 2010. There are a number of risks associated with importing our products, including but not limited to the following:
•	The potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

•	Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	The imposition of additional regulations, or the administration of existing regulations, relating to products which are imported, exported or otherwise distributed;

•	The imposition of additional duties, taxes and other charges on imports or exports;

•	Risks of increased sourcing costs, including costs for materials and labor and such increases potentially resulting from the elimination of quota on apparel products;

•
Our ability to adapt to and compete effectively in the current quota environment, in which general quota has expired on apparel products, resulting in changing in sourcing patterns and lowered barriers to entry, but political activities which could result in the reimposition of quotas or other restrictive measures have been initiated or threatened;

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
While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 33.0% of our total sales in fiscal 2009 and 35.5% in fiscal 2008. Such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivable levels, could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations. In addition, we have outstanding 350.0 million euro of euro-denominated Notes, which could further expose our business and balance sheets to foreign currency fluctuations.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an “ownership change.”
As of January 2, 2010, we had US federal deferred tax assets of $297.1 million, which include net operating loss (“NOL”) carryforwards and other items which could be considered net unrealized built in losses (“NUBIL”). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in our ownership by “5.0% shareholders” (as defined in the Internal Revenue Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Internal Revenue Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of January 2, 2010. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of January 2, 2010, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements during the years ended January 2, 2010 and January 3, 2009.
The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flows.
We are subject to various litigations and other proceedings in our business which, if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flows. For a more detailed discussion of these litigations and other proceedings, see “Item 3 – Legal Proceedings.” We may in the future be subject to claims by other licensees of our merchandise that may be similar to those we have disclosed in this annual report, and we may also become party to other claims and legal actions in the future which, either individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

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
Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease and occupy approximately 157,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. Most of our business segments use the 1441 Broadway facility. We own and operate a 285,000 square foot office building in North Bergen, New Jersey, which houses operational staff. The following table sets forth information with respect to our key properties:

		Approximate
		Square	Leased/
Location (a)	Primary Use	Footage	Owned
West Chester, Ohio(b)	Apparel Distribution Center	601,000	Leased
Voorschoten, Netherlands (c)	Offices/Apparel Distribution Center	350,000	Leased
North Bergen, New Jersey	Offices	285,000	Owned
Vernon, California	Offices/Apparel Distribution Center	225,000	Leased
St. Laurent, Canada	Office/Apparel & Non-Apparel Distribution Center	160,000	Leased
New York, New York	Offices	157,000	Leased
Lincoln, Rhode Island(d)	Non-Apparel Distribution Center	115,000	Leased
Amsterdam, Netherlands (c)	Offices	109,000	Leased
1440 Broadway, New York, NY	Offices	93,000	Leased

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. During 2008, we closed our Allentown, Pennsylvania and Dayton, New Jersey distribution centers, for which we remain obligated under the respective leases. During 2009, we closed two Mt. Pocono distribution centers and initiated actions to sell the owned facility. We remain obligated under a lease for the second facility. In addition, the lease on our former Santa Fe Springs, California distribution center expired and such facility was closed in January of 2010.

(b)	We operate the Ohio facility under a synthetic lease that expires in May of 2011.

(c)	These properties are used for our European operations.

(d)	We expect to close our Lincoln, Rhode Island distribution center on our about April 30, 2010, however, we remain obligated under a synthetic lease expiring in May of 2011.

Pursuant to financing obtained through an off-balance sheet arrangement commonly referred to as a synthetic lease, we have constructed the West Chester, Ohio and Lincoln, Rhode Island facilities. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements for a discussion of this arrangement. We maintain ownership of 80 acres of land in Montgomery, Alabama, which we are seeking to sell. In the first quarter of 2007, we completed the sale of our approximately 270,000 square foot facility in Augusta, Georgia (located on a 98-acre site and previously used in connection with a dyeing and finishing joint venture).

Item 3.	Legal Proceedings
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arise from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint seeks an award of $100.0 million in compensatory damages plus punitive damages. The Company believes the allegations in the complaint are without merit and intends to defend this lawsuit vigorously.
A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company’s wholesale business. The Company believes that the allegations contained in the complaint are without merit, and the Company intends to defend this lawsuit vigorously. The Company has not yet responded to the complaint; the current schedule provides for an amended complaint to be filed on April 19, 2010, and the Company’s responsive pleading to be filed on June 18, 2010.
Our previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that we submit a compliance status report and compliance status certification regarding the site. We submitted the requested materials in the second quarter of 2006. In October 2006, we received a letter from the Department of Natural Resources requesting that we provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and we submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources reviewed our submission and requested certain modifications to the response and some minimal additional testing. We submitted the modified response and additional testing results. The Georgia Department of Natural Resources reviewed our modified response and additional testing results and in the first quarter of 2009, notified us that it required additional information to complete our compliance status report submission. In June 2009, we submitted a revised compliance status report to address the Georgia Department of Natural Resources’ requests and based on the testing results, we requested that the site be removed from the Hazardous Sites Inventory. On December 22, 2009, the Georgia Department of Natural Resources advised us that it had completed the compliance status report and that the site had been designated as needing no further action and that it was removed from the State of Georgia’s Hazardous Site Inventory.
The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 8 and 22 of Notes to Consolidated Financial Statements).

Item 4.	Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant.
Information as to the executive officers of the Company, as of February 12, 2010 is set forth below:

Name	Age	Position(s)
William L. McComb	47	Chief Executive Officer

Andrew Warren	43	Chief Financial Officer

Lisa Piovano Machacek	45	Senior Vice President – Chief Human Resources Officer

Nicholas Rubino	48	Senior Vice President – Chief Legal Officer, General Counsel and Secretary

Peter Warner	48	Senior Vice President – Global Sourcing and Operations
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
Ms. Piovano Machacek was promoted to Senior Vice President and Chief Human Resources Officer in February 2010. She joined the Company in July 1988. Over the years, she has held various positions related to product development and later transitioned into the Human Resources department. Ms. Piovano Machacek held the position of Vice President of Human Resources since 2006, specifically focused on Partnered Brands. Prior to that she was Director of Human Resources, a role she took on in 2001.
Mr. Rubino joined the Company in May 1994 as an Associate General Counsel. In May 1996, he was appointed Deputy General Counsel and in March 1998 became Vice President, Deputy General Counsel. He was appointed Corporate Secretary in July 2001. Mr. Rubino was promoted to General Counsel in June 2007 and assumed his current position in October 2008. Prior to joining the Company, he was a Corporate Associate at Kramer Levin Naftalis & Frankel, LLP.
Mr. Warner joined the Company in June 2008 as Senior Vice President, Global Sourcing and Operations, after three years at Gap Inc. in its Banana Republic division. Mr. Warner was initially hired as the Vice President of Production at Gap Inc. in 2005 and in 2007 was promoted to Senior Vice President of Production for Banana Republic where he was responsible for the apparel, footwear, and accessories product development and sourcing organizations worldwide. Previously, Mr. Warner held roles of similar levels at Nike, Foot Locker and Ann Taylor.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol LIZ. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low

2009:

1st Quarter	$3.84	$1.65
2nd Quarter	6.30	2.81
3rd Quarter	6.27	2.56
4th Quarter	7.49	4.10

2008:

1st Quarter	$22.71	$16.04
2nd Quarter	19.54	13.08
3rd Quarter	18.82	11.44
4th Quarter	14.15	1.65
HOLDERS
On February 12, 2010, the closing sale price of our common stock was $5.75. As of February 12, 2010, the approximate number of record holders of common stock was 4,829.
DIVIDENDS
During the fourth quarter of 2008, we suspended our quarterly cash dividend indefinitely and did not pay any dividends during 2009. Quarterly dividends for 2008 were paid as follows:

Fiscal Period	Dividends Paid per Common Share

1st Quarter	$0.05625
2nd Quarter	0.05625
3rd Quarter	0.05625
4th Quarter	0.05625

PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2004	2005	2006	2007	2008	2009
Liz Claiborne, Inc.	$100.00	$85.35	$104.17	$49.11	$6.51	$14.09
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P SmallCap 600	100.00	107.68	123.96	123.59	85.19	106.97
Benchmarking Group	100.00	106.07	134.93	120.24	72.96	119.97
G-Share Peer Group	100.00	99.72	123.42	105.39	63.20	111.64
The line graph above compares the cumulative total stockholder return on the Company’s Common Stock over a 5-year period with the return on (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) (which the Company’s shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”) (which the Company’s shares became a part of on December 2, 2008); (iii) an index comprised of the Company and the following 16 competitors comprising the peer group for which executive compensation practices are compared (the “Benchmarking Group”): Abercrombie & Fitch; American Eagle Outfitters, Inc; Ann Taylor Store Corporation; Coach, Inc.; Dillards, Inc.; The Gap, Inc.; Jones Apparel Group, Inc.; Limited Brands, Inc.; NIKE, Inc.; Nordstrom, Inc.; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; Saks Incorporated; The Talbots, Inc.; and VF Corporation and (iv) an index comprised of the Company and the following 13 competitors comprising the peer group for the Company’s Growth Share restricted stock program granted in 2005 (the “G-Share Peer Group”): Ann Taylor Stores Corporation; The Gap, Inc.; Guess, Inc.; Hartmarx Corporation; Jones Apparel Group, Inc.; Limited Brands, Inc.; Oxford Industries, Inc.; Phillips-Van Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; The Talbots, Inc.; V.F. Corporation; and The Warnaco Group, Inc. The Tarrant Apparel Group was removed from the G-Share Peer Group due to its 2009 acquisition, which resulted in its becoming a privately held company. A description of the Benchmarking Group and the G-Shares can be found in the section captioned “Compensation Discussion and Analysis” in the Company’s 2009 Proxy Statement, which the Company expects to file on or about April 8, 2010.
In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 31, 2004 (the last trading day before the beginning of the Company’s 2005 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes information about our purchases during the quarter ended January 2, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of Shares	Maximum Approximate
	Total Number of		Purchased as Part of	Dollar Value of Shares that
	Shares		Publicly Announced	May Yet Be Purchased
	Purchased	Average Price	Plans or Programs	Under the Plans or Programs
Period	(In thousands)(a)	Paid Per Share	(In thousands)	(In thousands) (b)
October 4, 2009 – October 31, 2009	—	$—	—	$28,749
November 1, 2009 – December 5, 2009	27.9	5.13	—	28,749
December 6, 2009 – January 2, 2010	9.7	5.08	—	28,749

Total – 13 Weeks Ended January 2, 2010	37.6	$5.12	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

Item 6.	Selected Financial Data.
The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

(Amounts in thousands, except per common share data)	2009	2008	2007	2006	2005

Net sales	$3,011,859	$3,984,946	$4,441,715	$4,497,252	$4,454,627
Gross profit	1,397,750	1,903,300	2,110,725	2,195,409	2,144,176
Operating (loss) income (a)	(334,584)	(733,780)	(419,500)	356,039	464,270
(Loss) income from continuing operations	(294,060)	(813,315)	(365,887)	206,052	280,708
Net (loss) income	(306,410)	(951,559)	(372,282)	255,318	318,500
Net (loss) income attributable to Liz Claiborne, Inc.	(305,729)	(951,811)	(372,798)	254,685	317,366
Working capital	244,379	432,174	794,456	796,195	848,798
Total assets	1,605,903	1,905,452	3,268,467	3,495,768	3,152,036
Total debt	658,151	743,639	887,711	592,735	466,562
Total Liz Claiborne, Inc. stockholders’ equity	216,548	503,647	1,515,564	2,129,981	2,002,706
Per common share data:
Basic
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	(3.13)	(8.69)	(3.68)	2.02	2.63
Net (loss) income attributable to Liz Claiborne, Inc.	(3.26)	(10.17)	(3.74)	2.50	2.98
Diluted
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	(3.13)	(8.69)	(3.68)	1.98	2.59
Net (loss) income attributable to Liz Claiborne, Inc.	(3.26)	(10.17)	(3.74)	2.46	2.94
Book value at year end	2.28	5.29	16.00	20.65	19.08
Dividends paid	—	0.23	0.23	0.23	0.23
Weighted average shares outstanding, basic	93,880	93,606	99,800	101,989	106,354
Weighted average shares outstanding, diluted (b)	93,880	93,606	99,800	103,483	107,919

(a)
During 2009, 2008 and 2007, we recorded pretax charges of $166.7 million, $111.8 million and $110.0 million, respectively, related to our streamlining initiatives, which are discussed in Note 12 of Notes to Consolidated Financial Statements. The 2009 charges include a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights previously recorded in our Partnered Brands segment, which is discussed in Note 1 of Notes to Consolidated Financial Statements.

During 2006, we recorded pretax charges of $81.5 million related to our streamlining initiatives.

During 2009, we recorded non-cash pretax impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets in our Partnered Brands segment.

During 2008, we sold a distribution center and recorded a gain of $14.3 million. During 2008, we recorded non-cash pretax impairment charges of (i) $683.1 million related to goodwill previously recorded in our Domestic-Based and International-Based Direct Brands segments and (ii) $10.0 million in our Partnered Brands segment related to our Villager, Crazy Horse and Russ trademark.

During 2007, we recorded non-cash pretax impairment charges of (i) $450.8 million related to goodwill previously recorded in our Partnered Brands segment and (ii) $36.3 million related to the Ellen Tracy trademark.

These impairment charges are discussed in Notes 1 and 5 of Notes to Consolidated Financial Statements.

During 2009, we recorded pretax charges of $19.2 million primarily related to retailer assistance associated with the transition of our LIZ CLAIBORNE brands to license arrangements and other accounts receivable allowances associated with exiting activities. In addition, during 2008 and 2007, we recorded additional pretax charges related to our strategic review aggregating $58.6 million and $82.0 million, respectively, primarily related to inventory and accounts receivable allowances associated with the termination of certain cosmetics product offerings, the closure of certain brands and various professional and consulting costs.

(b)
Because we incurred losses from continuing operations in 2009, 2008 and 2007, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business/Segments
Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our five operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:
•
Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of our three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

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

We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the US and e-commerce sites); and
•	International (wholesale customers, licensing, Company-owned specialty retail and outlet stores, concession stores located outside of the US and e-commerce sites).
We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
Market Environment/Global Economic Uncertainty
The industries in which we operate have historically been subject to cyclical variations, including recessions in the general economy. Our results are dependent on a number of factors impacting consumer spending, including but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; levels of perceived and actual consumer wealth; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the performance of the financial, equity and credit markets; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
The current depressed economic environment reflects declines in employment levels, disposable income and actual and/or perceived wealth, and has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, including fashion apparel and related products, such as ours. The reduction in consumer spending will likely continue to have a material adverse impact on our business, financial condition and results of operations for fiscal year 2010.

Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending. We will continue our streamlining efforts to drive cost out of our operations through initiatives that are discussed in “Recent Initiatives – Cost Reduction Initiatives,” below. These initiatives are aimed at driving efficiencies as well as improvements in working capital and operating cash flows.
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
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward–Looking Statements” and “Item 1A – Risk Factors.”
Recent Initiatives
Distribution of Our Liz Claiborne Brands
On October 7, 2009, in an effort to revitalize our LIZ CLAIBORNE brand franchise, reduce working capital needs and increase earnings and profitability, we entered into licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) for such brands.
Our multi-year license agreement with JCPenney granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the United States and Puerto Rico. Under the agreement, JCPenney will only use designs provided or approved by us. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement are anticipated to commence in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the United States and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
We also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the product and we will provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales.
Cost Reduction Initiatives
Our cost reduction efforts have included tighter controls surrounding discretionary spending, a freeze in merit compensation increases in 2009, the cessation of our quarterly dividend and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. Including the closure of our Santa Fe Springs, California distribution center in January 2010 and the announced closure of our Lincoln, Rhode Island distribution center, which is expected to occur on or about April 30, 2010, we have closed eight distribution centers since 2007.
In connection with the license agreements with JCPenney and QVC discussed above, we expect to further consolidate office space and reduce staff in certain support functions. We anticipate that these actions will be completed by the end of the second quarter of 2010. We will also continue to closely manage spending, with a slight increase in projected 2010 capital expenditures to approximately $85.0 million, compared to $72.6 million in 2009.
On January 8, 2010, we entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), pursuant to which up to 38 Liz Canada store leases will be assigned and title for certain property and equipment will be transferred to Laura Canada, in each case, subject to the satisfaction of certain conditions. We expect to recognize a pretax charge of approximately $12.0 million related to this transaction in the first quarter of 2010.

Liquidity
We enhanced our liquidity by completing the issuance of $90.0 million of 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) in the second quarter of 2009. The Convertible Notes are unsecured, senior obligations; pay interest semi-annually at a rate of 6.0% per annum; and will be convertible, under certain circumstances, into cash, shares of our common stock, or a combination of cash and shares, at our option. The issuance of the Convertible Notes extended the weighted average maturity of our debt and increased borrowing availability under our amended and restated revolving credit facility, since we used the net proceeds from the offering to repay a portion of the outstanding borrowings under such facility.
In January 2009, we completed an amendment to and extension of our revolving credit agreement, and in May and November 2009, we completed additional amendments to such agreement (as amended, the “Amended Agreement”). Under the Amended Agreement, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, we are subject to a minimum aggregate borrowing availability covenant. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to JCPenney of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico (see Note 17 of Notes to Consolidated Financial Statements); (ii) the related sale by the Company to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement; and (iv) certain defined payments, indebtedness and guarantees.
For further information concerning our debt and credit facilities, see Note 9 of Notes to Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.
By the end of the first quarter of 2010, we expect to receive $166.7 million of income tax refunds on previously paid taxes due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the Amended Agreement, we are required to repay amounts outstanding thereunder with the amount of such refunds. Based on our forecast of borrowing availability, and subject to the expected timing of the receipt of the anticipated tax refunds, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. For a discussion of risks related to our liquidity, including our inability to comply with the fixed charge coverage covenant that would be triggered if we fail to maintain the minimum borrowing availability requirement under the Amended Agreement, see “Item 1A – Risk Factors” and “Financial Position, Liquidity and Capital Resources,” below.
Sourcing
We have also sought to implement supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving gross margins, working capital and/or operating cash flows.
As discussed below in the section entitled “Commitments and Capital Expenditures,” we entered into a sourcing agency agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung serves as the primary sourcing agent for all brands and products in our portfolio, other than jewelry.
For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors.”
Discontinued Operations
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
In connection with the transactions discussed above, we recognized total pretax charges of $83.5 million during the year ended January 3, 2009, including $10.6 million related to the Ellen Tracy transaction. We allocated $2.5 million of the Ellen Tracy charge to the Ellen Tracy retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).
2009 Overall Results
Our 2009 results reflected:
•	Decreased comparable store performance in our Domestic-Based and International-Based Direct Brands segments, reflecting reduced consumer demand, decreased traffic and reduced consumer spending;
•	Increased retailer markdowns driven by significant promotional activity;
•	Aggressive liquidation of excess inventories across all brands within our Partnered Brands segment; and
•	A $132.0 million decrease in net sales associated with brands or certain brand activities that have been licensed, closed or exited, but not presented as discontinued operations.
During 2009, we also recorded the following pretax items:
•
Expenses associated with our streamlining initiatives of $166.7 million and charges associated with the transition of our LIZ CLAIBORNE brands to license arrangements and other accounts receivable allowances associated with exiting activities of $19.2 million;

•	A non-cash impairment charge of $9.5 million related to our licensed trademark intangible asset associated with our licensed DKNY® JEANS and DKNY® ACTIVE brands;
•	A non-cash impairment charge of $4.7 million primarily associated with our LIZ CLAIBORNE merchandising rights; and
•	A non-cash impairment charge of $2.8 million associated with an additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac.
During 2009, we recorded a tax benefit of $109.6 million primarily attributable to a Federal law change discussed above.
Our 2008 results reflected the following pretax items:
•
Non-cash impairment charges of $382.4 million related to the impairment of goodwill in our Domestic-Based Direct Brands segment and $300.7 million related to our International-Based Direct Brands segment;

•
Expenses associated with our streamlining initiatives and strategic review of $111.8 million and $58.6 million (inclusive of a $14.3 million gain associated with the sale of a distribution center), respectively; and

•	A $10.0 million non-cash impairment charge associated with our Villager, Crazy Horse and Russ trademark.
Net Sales
Net sales in 2009 were $3.012 billion, a decrease of 24.4%, compared to 2008 net sales of $3.985 billion.
A total of 4.8% of this decline in net sales is due to the impact of (i) brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations, which reduced net sales by $132.0 million (3.3%) and (ii) fluctuations in foreign currency exchange rates in our international businesses, which reduced net sales by $58.2 million (1.5%).
The remaining decrease in net sales of 19.6% reflected (i) sales declines in wholesale and retail operations of our International-Based Direct Brands segment; (ii) sales declines in the wholesale operations of our Domestic-Based Direct Brands segment; and (iii) sales declines in our Partnered Brands segment principally due to decreased volume and increased promotional activity.

Gross Profit and Loss from Continuing Operations
Gross profit as a percentage of net sales decreased to 46.4% in 2009 from 47.8% in 2008, reflecting increased promotional activity across all three segments, partially offset by an increased proportion of sales from our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $294.1 million in 2009, as compared to a loss from continuing operations of $813.4 million in 2008. The reduced loss from continuing operations primarily reflected a $676.1 million decrease in impairment charges related to goodwill and other intangible assets, a reduction in SG&A and an increase in income tax benefits recognized in 2009, partially offset by the impact of decreased gross profits.
Balance Sheet
We ended 2009 with a net debt position of $637.3 million as compared to $718.1 million at year-end 2008. Including the receipt of $99.8 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, we generated $223.9 million in cash from continuing operations, which enabled us to fund capital expenditures of $72.6 million, $8.8 million of acquisition related payments and $7.2 million of investments in and advances to Kate Spade Japan Co. Ltd. (“KSJ”), an equity method investee, while decreasing our net debt by $80.8 million. The effect of changes in foreign currency exchange rates on our Eurobond increased our debt balance by $15.9 million.
International Operations
In 2009, international sales represented 33.0% of our overall sales, as compared to 35.5% in 2008. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which decreased net sales in 2009 by $58.2 million. The period-over-period weakening of the euro and Canadian dollar against the US dollar has negatively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

RESULTS OF OPERATIONS
As discussed above, we present our results based on three reportable segments and on a geographic basis.
2009 vs. 2008
The following table sets forth our operating results for the year ended January 2, 2010 (52 weeks), compared to the year ended January 3, 2009 (53 weeks):

	Fiscal Years Ended
	January 2,	January 3,	Variance
Dollars in millions	2010	2009	$	%

Net Sales	$3,011.9	$3,984.9	$(973.0)	(24.4)%

Gross Profit	1,397.7	1,903.3	(505.6)	(26.6)%

Selling, general & administrative expenses	1,715.3	1,944.0	228.7	11.8%

Impairment of goodwill and other intangible assets	17.0	693.1	676.1	97.5%

Operating Loss	(334.6)	(733.8)	399.2	54.4%

Other expense, net	(4.0)	(6.4)	2.4	37.5%

Interest expense, net	(65.1)	(48.3)	(16.8)	(34.8)%

(Benefit) provision for income taxes	(109.6)	24.9	134.5	*

Loss from Continuing Operations	(294.1)	(813.4)	519.3	63.8%

Discontinued operations, net of income taxes	(12.3)	(138.2)	125.9	91.1%

Net Loss	(306.4)	(951.6)	645.2	67.8%

Net (loss) income attributable to the noncontrolling interest	(0.7)	0.2	0.9	*

Net Loss Attributable to Liz Claiborne, Inc.	$(305.7)	$(951.8)	$646.1	67.9%

*	Not meaningful.
Net Sales
Net sales for 2009 were $3.012 billion, a decrease of 24.4%, as compared to net sales for 2008 of $3.985 billion. This reduction reflected (i) sales declines in all of our segments; (ii) a $132.0 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations; and (iii) the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $58.2 million.
As detailed below, sales and operating results for 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.

Net sales results for our segments are provided below:
•
Domestic-Based Direct Brands net sales were $1.121 billion, a decrease of $86.7 million, or 7.2% (4.3% excluding the impact of licensing our fragrance operations in the second quarter of 2008). The decrease in net sales reflected the following:

•
Net sales for JUICY COUTURE were $539.9 million, a 10.7% decrease compared to 2008, or a decrease of 5.7% excluding the impact of licensing our fragrance operations in the second quarter of 2008, which primarily reflected decreases in our wholesale apparel and non-apparel operations, partially offset by increases in specialty retail and outlet operations.

•	We ended 2009 with 66 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 4 specialty stores;

•	Average retail square footage in 2009 was approximately 325 thousand square feet, a 35.5% increase compared to 2008;

•	Sales productivity was $804 per average square foot as compared to $986 for 2008; and

•	Comparable store sales in our Company-owned stores decreased by 12.0% in 2009.
•
Net sales for LUCKY BRAND were $439.6 million, a 7.8% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail operations, partially offset by an increase in outlet operations.

•	We ended 2009 with 194 specialty stores and 46 outlet stores, reflecting the net addition over the last 12 months of 1 specialty store and 7 outlet stores;

•	Average retail square footage in 2009 was approximately 584 thousand square feet, a 14.4% increase compared to 2008;

•	Sales productivity was $421 per average square foot as compared to $603 for 2008; and

•	Comparable store sales in our Company-owned stores decreased by 16.2% in 2009.
•
Net sales for KATE SPADE were $141.2 million, a 12.1% increase compared to 2008, primarily driven by increases in our outlet and wholesale operations, partially offset by decreases in our specialty retail operations.

•	We ended 2009 with 38 specialty retail stores and 29 outlet stores, reflecting the net closure over the last 12 months of 10 specialty retail stores and a net addition of 1 outlet store;

•	Average retail square footage in 2009 was approximately 146 thousand square feet, a 24.9% increase compared to 2008;

•	Sales productivity was $538 per average square foot as compared to $616 for 2008; and

•	Comparable store sales in our Company-owned stores decreased by 6.8% in 2009.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $831.9 million, a decrease of $371.0 million or 30.8% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $879.4 million, a 26.9% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations.

•
We ended 2009 with 157 specialty stores, 101 outlet stores and 206 concessions, reflecting the net addition over the last 12 months of 21 specialty stores and 1 outlet store and the net closure of 35 concessions (inclusive of the conversion of 29 concessions to specialty retail formats);

•	Average retail square footage in 2009 was approximately 1.498 million square feet, a 4.6% increase compared to 2008;

•	Sales productivity was $325 per average square foot as compared to $444 for 2008;

•	Comparable store sales in our MEXX Company-owned stores decreased by 10.3% in 2009; and

•	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $47.5 million.
•	Partnered Brands net sales were $1.059 billion, a decrease of $515.3 million or 32.7% reflecting the following:
•
A net $365.0 million, or 23.2%, decrease in sales of our ongoing wholesale operations as the operating environment continued to adversely affect our LIZ CLAIBORNE, DKNY® JEANS, AXCESS, CLAIBORNE and MONET brands;

•
A $97.2 million, or 6.2%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

•	The impact of fluctuations in foreign currency exchange rates, primarily related to our LIZ CLAIBORNE operations in Europe and Canada, which decreased net sales by $10.0 million, or 0.6%; and

•	A $43.1 million, or 21.3% decrease in sales of our outlet operations, reflecting the following:
•	We ended 2009 with 154 outlet stores, reflecting the net closure over the last 12 months of 11 outlet stores;

•	Average retail square footage in 2009 was approximately 1.118 million square feet, a 7.8% decrease compared to 2008;

•	Sales productivity was $142 per average square foot as compared to $167 for 2008; and

•	Comparable store net sales in our Company-owned stores decreased 11.4% in 2009.
Comparable Company-owned store sales are calculated as follows:
•	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);
•	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;
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
Viewed on a geographic basis, Domestic net sales decreased by $552.2 million, or 21.5%, to $2.018 billion, principally reflecting the declines within JUICY COUTURE wholesale operations and LUCKY BRAND retail and wholesale operations as well as in our domestic Partnered Brands segment, partially offset by an increase in our KATE SPADE wholesale and retail operations. International net sales decreased by $420.9 million, or 29.8%, to $993.8 million, primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $58.2 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in 2009 was $1.398 billion (46.4% of net sales) compared to $1.903 billion (47.8% of net sales) in 2008. These decreases are primarily due to reduced sales and decreased gross profit rates in our International-Based Direct Brands and Partnered Brands segments. The decreases in the gross margin rates in these segments reflected increased promotional activity, which was partially driven by increased retailer support in our Partnered Brands segment related to the transition of our Liz Claiborne brands to license arrangements. In addition, fluctuations in foreign currency exchange rates in our international businesses decreased gross profit by $31.5 million.
Gross profit also decreased due to reduced sales in our Domestic-Based Direct Brands segment; however, decreases in our gross profit rate were partially offset by an increased proportion of sales from retail operations in such segment, which runs at a higher gross profit rate than the Company average.
Expenses related to warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be comparable to others who may include these expenses as a component of cost of goods sold.
Selling, General & Administrative Expenses
SG&A decreased $228.7 million or 11.8%, to $1.715 billion in 2009 compared to 2008. The SG&A decrease reflected the following:
•	A $144.2 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a $17.8 million decrease resulting from the licensing of our cosmetics brands;

•
A $95.4  million decrease in our International-Based Direct Brands segment, including a reduction of approximately $32.6 million of payroll related expenses, $15.8 million marketing expenses, a reduction of approximately $14.3 million in shipping and handling expenses, as well as an $11.2 million reduction in concession fees of our European operations;

•	A $39.1 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $29.0 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	A $21.0 million increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion and increases in other operating expenses.
SG&A as a percentage of net sales was 57.0% in 2009, compared to 48.8% in 2008, primarily reflecting (i) an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average; (ii) deleveraging of expenses in our International-Based Direct Brands segment; (iii) a $28.9 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and (iv) to a lesser extent, a reduction in our Partnered Brands segment due to the decline in sales.

Impairment of Goodwill and Other Intangible Assets
We recorded $2.8 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in our Partnered Brands segment in 2009.
In 2009, we recorded non-cash impairment charges of (i) $9.5 million related to the licensed trademark intangible asset related to our licensed DKNY® JEANS and DKNY® ACTIVE brands due to a decline in actual and projected performance of such brands; and (ii) $4.7 million primarily related to the impairment of LIZ CLAIBORNE merchandising rights due to decreased use of such intangible assets.
In 2008, we recorded non-cash goodwill impairment charges of (i) $382.4 million related to goodwill previously recorded in our Domestic-Based Direct Brands segment as a result of an impairment evaluation we performed as of January 3, 2009 because the Company’s book value exceeded its market capitalization, plus a reasonable control premium; and (ii) $300.7 million related to goodwill previously recorded in our International-Based Direct Brands segment, reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows of such segment.
We also recorded a non-cash impairment charge of $10.0 million related to the Villager, Crazy Horse and Russ trademark due to our exit from these brands in the third quarter of 2008.
Operating Loss
Operating loss for 2009 was $334.6 million ((11.1)% of net sales), compared to an operating loss of $733.8 million ((18.4)% of net sales) in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in 2009 by $7.4 million. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $25.4 million ((2.3)% of net sales), compared to an operating loss of $331.5 million ((27.5)% of net sales) in 2008. The decreased operating loss reflected the absence of the non-cash goodwill impairment charge of $382.4 million recorded in 2008 and a decrease in advertising expenses of $8.9 million, partially offset by decreased gross profit, as discussed above, a $31.9 million increase in restructuring charges, principally associated with our LUCKY KIDS stores, and certain KATE SPADE stores, and an increase in occupancy costs and other retail related expenses resulting from additional stores, as noted above.

•
International-Based Direct Brands operating loss was $137.6 million ((16.5)% of net sales), compared to an operating loss of $283.6 million ((23.6)% of net sales) in 2008. The decreased operating loss reflected the absence of the non-cash goodwill impairment charge of $300.7 million recorded in 2008 and decreases in the SG&A of our European operations, inclusive of a $32.6 million reduction in employment related expenses, a $15.8 million reduction in marketing expenses, a $14.3 million decrease in shipping and handling expenses and an $11.2 million reduction in concession fees. These decreases were partially offset by reduced gross profit, discussed above. The impact of fluctuations in foreign currency exchange rates reduced the operating loss in 2009 by $1.5 million.

•
Partnered Brands operating loss in 2009 was $171.6 million ((16.2)% of net sales), compared to an operating loss of $118.7 million ((7.5)% of net sales) in 2008. The increased operating loss is primarily due to the decline in gross profit discussed above and increased intangible asset impairment charges of $7.0 million, partially offset by reduced SG&A, including marketing expenditures.

On a geographic basis, Domestic operating loss decreased by $254.4 million to a loss of $185.6 million, which predominantly reflected the absence of the non-cash goodwill impairment charge of $382.4 million recorded in 2008, in addition to decreased losses in our Domestic-Based Direct Brands segment, partially offset by increased losses in our domestic Partnered Brands operations. The International operating loss was $149.0 million in 2009, compared to operating loss of $293.8 million in 2008. This change reflected the absence of the non-cash goodwill impairment charge of $300.7 million recorded in 2008, partially offset by increased losses in our international Partnered Brands operations. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $7.4 million.
Other Expense, Net
Other expense, net amounted to $4.0 million in 2009 and $6.4 million in 2008. Other expense, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $6.5 million on our euro-denominated notes within earnings in 2009; and (ii) foreign currency transaction gains and losses in 2009 and 2008.
Interest Expense, Net
Interest expense, net increased to $65.1 million in 2009 from $48.3 million in 2008, primarily due to increased amortization of debt issuance costs, an increase in interest rates associated with our amended and restated revolving credit facility and additional interest expense related to the issuance of the Convertible Notes in June of 2009.

(Benefit) Provision for Income Taxes
We recorded a benefit for income taxes of $109.6 million in 2009, compared to a provision for income taxes of $24.9 million in 2008. The income tax benefit in 2009 principally related to the carryback of Federal losses, partially offset by increases in valuation allowances. We have not recorded income tax benefits for other losses incurred during 2009 in accordance with accounting principles generally accepted in the United States of America as it is not more likely than not that we will utilize such benefits due to the combination of (i) our recent history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax expense in 2008 reflected the establishment of valuation allowances for substantially all deferred tax assets.
Loss from Continuing Operations
Loss from continuing operations in 2009 decreased to $294.1 million, or (9.8)% of net sales, from $813.4 million in 2008, or (20.4)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. increased to $(3.13) in 2009 from $(8.69) in 2008.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in 2009 decreased to $12.3 million, from $138.2 million in 2008, reflecting a loss on disposal of discontinued operations of $3.8 million and an $8.5 million loss from discontinued operations in 2009, as compared to a loss on disposal of discontinued operations of $91.6 million and a $46.6 million loss from discontinued operations in 2008. The loss on disposal of discontinued operations recorded in 2008 principally reflected losses we incurred on the disposition of our former Enyce, prAna and Narciso Rodriguez brands and the loss from discontinued operations in 2009 and 2008 principally reflected losses we incurred in concluding the operations of our discontinued brands. EPS from discontinued operations attributable to Liz Claiborne, Inc. increased to $(0.13) in 2009 from $(1.48) in 2008.
Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in 2009 decreased to $305.7 million from $951.8 million in 2008. EPS increased to $(3.26) in 2009, from $(10.17) in 2008.
2008 vs. 2007
The following table sets forth our operating results for the year ended January 3, 2009 (53 weeks), compared to the year ended December 29, 2007 (52 weeks):

	Fiscal Years Ended
	January 3,	December 29,	Variance
Dollars in millions	2009	2007	$	%

Net Sales	$3,984.9	$4,441.7	$(456.8)	(10.3)%

Gross Profit	1,903.3	2,110.7	(207.4)	(9.8)%

Selling, general & administrative expenses	1,944.0	2,043.1	99.1	4.9%

Impairment of goodwill and other intangible assets	693.1	487.1	(206.0)	(42.3)%

Operating Loss	(733.8)	(419.5)	(314.3)	(74.9)%

Other expense, net	(6.4)	(3.9)	(2.5)	(64.1)%

Interest expense, net	(48.3)	(42.2)	(6.1)	(14.5)%

Provision (benefit) for income taxes	24.9	(99.7)	(124.6)	*

Loss from Continuing Operations	(813.4)	(365.9)	(447.5)	*

Discontinued operations, net of income taxes	(138.2)	(6.4)	(131.8)	*

Net Loss	(951.6)	(372.3)	(579.3)	*

Net income attributable to the noncontrolling interest	0.2	0.5	0.3	60.0%

Net Loss Attributable to Liz Claiborne, Inc.	$(951.8)	$(372.8)	$(579.0)	*

*	Not meaningful.

Net Sales
Net sales for 2008 were $3.985 billion, a decrease of 10.3%, as compared to net sales for 2007 of $4.442 billion. This reduction is primarily due to a $411.7 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations and decreased sales in our Partnered Brands segment, partially offset by increased sales in our Domestic-Based Direct Brands segment and the impact of fluctuations in foreign currency exchange rates in our international businesses, which increased net sales by $81.2 million. Net sales data are provided below:
•	Domestic-Based Direct Brands net sales were $1.207 billion, increasing $201.5 million, or 20.0%, reflecting the following:
•
Net sales for JUICY COUTURE were $604.6 million, a 22.4% increase compared to 2007, or 29.2%, excluding the impact of licensing our fragrance operations, primarily driven by increases in specialty retail and outlet operations, reflecting an increased number of stores in 2008.

•	We ended 2008 with 62 specialty stores and 33 outlet stores, reflecting the net addition over the last 12 months of 25 specialty stores and 18 outlet stores;

•	Average retail square footage in 2008 was approximately 240 thousand square feet, a 103% increase compared to 2007;

•	Sales productivity was $986 per average square foot as compared to $1,158 for 2007; and

•	Comparable store sales in our Company-owned stores were flat in 2008.
•
Net sales for LUCKY BRAND were $476.8 million, a 13.1% increase compared to 2007, or an increase of 16.9% excluding the impact of licensing our fragrance operations in the second quarter of 2008, primarily driven by increases in our specialty retail and outlet operations, reflecting an increased number of stores in 2008.

•	We ended 2008 with 193 specialty stores and 39 outlet stores, reflecting the net addition over the last 12 months of 22 specialty stores and 24 outlet stores;

•	Average retail square footage in 2008 was approximately 511 thousand square feet, a 30.7% increase compared to 2007;

•	Sales productivity was $603 per average square foot as compared to $587 for 2007; and

•	Comparable store sales in our Company-owned stores decreased by 5.5% for 2008.
•	Net sales for KATE SPADE were $126.0 million, a 39.3% increase compared to 2007, primarily driven by an increased number of retail stores, as well as increases in our outlet operations.
•	We ended 2008 with 48 specialty retail stores and 28 outlet stores, reflecting the net addition over the last 12 months of 22 specialty retail stores and 15 outlet stores;

•	Average retail square footage in 2008 was approximately 117 thousand square feet, a 72.1% increase compared to 2007;

•	Sales productivity was $616 per average square foot as compared to $631 for 2007; and

•	Comparable store sales in our Company-owned stores decreased by 9.6% in 2008 due to a decrease in our full priced stores, partially offset by an increase in our outlet stores.
•
International–Based Direct Brands net sales were $1.203 billion, decreasing $49.0 million, or 3.9% compared to 2007. Excluding the impact of fluctuations in     foreign currency exchange rates, net sales were $1.131 billion, a 9.7% decrease as compared to 2007, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by increased sales in our MEXX Canada retail and wholesale operations, reflecting the following:

•
We ended 2008 with 136 specialty stores, 100 outlet stores and 241 concessions, reflecting the net addition over the last 12 months of 15 outlet stores and the net closure of 2 specialty stores and 62 concessions;

•	Average retail square footage in 2008 was approximately 1.432 million square feet, a 7.6% increase compared to 2007;

•	Sales productivity increased to $444 per average square foot as compared to $433 for fiscal 2007, primarily due to the impact of exchange rate fluctuations in our European and Canadian operations;

•	Comparable store sales in our MEXX Company-owned stores decreased by 10.1% overall, primarily due to a decrease in our MEXX Europe business, as well as in our MEXX Canada business; and

•	A $71.9 million increase resulting from the impact of fluctuations in foreign currency exchange rates in our European and Canadian businesses.
•	Partnered Brands net sales were $1.575 billion, a decrease of $609.2 million or 27.9%, reflecting the following:
•
A $382.0 million, or 17.5% decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed in the second quarter of 2008), cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), First Issue (closed in early 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008) with operations closed in the second quarter of 2008;

•
A net $169.1 million, or 7.7% decrease in sales of our ongoing Partnered Brands business as the operating environment continued to adversely affect our LIZ CLAIBORNE and CLAIBORNE brands as well as our MONET brand, partially offset by increases in LIZ & CO., KENSIE (due to increased department store distribution) and the launch of the licensed DKNY ® MENS brand;

•	The impact of fluctuations in foreign currency exchange rates, which increased net sales by $9.2 million, or 0.4% primarily related to our LIZ CLAIBORNE operations in Europe and Canada; and

•	A $67.3 million, or 3.1% decrease in sales of our outlet operations, reflecting the following:
•	We ended 2008 with 165 outlet stores, reflecting the net closure over the last 12 months of 58 outlet stores;

•	Average retail square footage in 2008 was approximately 1.615 million square feet, a 24.9% decrease compared to 2007;

•	Sales productivity was $166 per average square foot as compared to $167 for 2007; and

•	Comparable store net sales in our Company-owned stores decreased 22.9% in 2008.
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
Selling, General & Administrative Expenses
SG&A decreased $99.1 million or 4.9%, to $1.944 billion in 2008 compared to 2007. The SG&A decrease reflected the following:
•	A $299.5 million decrease in Partnered Brands and corporate SG&A;

•	A $33.7 million decrease in the operations of our International-Based Direct Brands segment;

•	The inclusion of an $8.1 million charge associated with the sale of our former Ellen Tracy brand;

•	A $176.2 million increase primarily resulting from the retail expansion in our Domestic-Based Direct Brands segment;

•	A $42.9 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $21.2 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	The inclusion of a $14.3 million gain resulting from the sale of our closed former distribution center.
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
Impairment of Goodwill and Other Intangible Assets
In 2008, we recorded non-cash goodwill impairment charges of (i) $382.4 million related to goodwill previously recorded in our Domestic-Based Direct Brands segment as a result of an impairment evaluation we performed as of January 3, 2009 because the Company’s book value exceeded its market capitalization, plus a reasonable control premium and (ii) $300.7 million related to goodwill previously recorded in our International-Based Direct Brands segment, reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows of such segment.
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
Operating Loss
Operating loss for 2008 was $733.8 million, compared to an operating loss of $419.5 million in 2007. Operating loss as a percentage of net sales was (18.4)% of sales in 2008 compared to (9.4)% of sales in 2007. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in 2008 by $6.4 million. Operating (loss) income by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $331.5 million ((27.5)% of net sales), compared to operating income of $130.8 million (13.0% of net sales) in 2007. The decrease reflected the impact of the non-cash impairment charge of $382.4 million discussed above and reduced earnings in our JUICY COUTURE wholesale and LUCKY BRAND wholesale and retail operations.

•
International-Based Direct Brands operating loss was $283.6 million ((23.6)% of net sales), compared to operating income of $75.1 million (6.0% of net sales) in 2007. The decrease primarily reflected the impact of the non-cash impairment charge of $300.7 million, discussed above, reduced earnings in our MEXX wholesale and retail operations, as well as the impact of an increase in expenses associated with our streamlining initiatives and brand-exiting activities in our MEXX Europe operations, partially offset by a $4.8 million increase resulting from fluctuations in foreign currency exchange rates.

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

On a geographic basis, Domestic operating loss decreased by $28.5 million in 2008 to $440.0 million, reflecting a year-over-year decrease of $94.7 million in non-cash impairment charges, discussed above, partially offset by reduced earnings in the operations of our Domestic-Based Direct Brands segment. International operating loss in 2008 was $293.8 million, as compared to operating income of $49.0 million in 2007, reflecting the non-cash impairment charge of $300.7 million discussed above, and reduced earnings in our International-Based Direct Brands segment, partially offset by reduced losses in the international operations of our Partnered Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating income in 2008 by $6.4 million.
Other Expense, Net
In 2008, Other expense, net amounted to $6.4 million and was primarily comprised of $5.4 million of foreign currency transaction losses. In 2007, Other expense, net amounted to $3.9 million and was primarily comprised of $3.7 million of foreign currency transaction losses.
Interest Expense, Net
Interest expense, net increased to $48.3 million in 2008 from $42.2 million in 2007 principally due to increased outstanding borrowings under our amended and restated revolving credit facility in 2008 compared to 2007, partially offset by decreased borrowing rates thereunder in 2008 compared to 2007.
Provision (Benefit) for Income Taxes
Income taxes in 2008 increased by $124.6 million to a tax expense of $24.9 million as compared to a tax benefit of $99.7 million in 2007. The income tax expense in 2008 reflected the establishment of valuation allowances for substantially all deferred tax assets due to the combination of (i) pretax losses in 2008 and 2007, including goodwill impairment charges; (ii) our ability to carry forward or carry back tax losses or credits at that time; and (iii) general economic conditions. The income tax benefit rate for 2007 reflected the non-deductibility of a significant portion of the goodwill impairment charges in our Partnered Brands segment.
Loss from Continuing Operations
Loss from continuing operations in 2008 increased to $813.4 million, or (20.4)% of net sales, from $365.9 million in 2007, or (8.2)% of net sales. EPS, Basic and Diluted, from continuing operations decreased to $(8.69) in 2008 from $(3.68) in 2007.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in 2008 increased to $138.2 million, from $6.4 million in 2007, reflecting a loss on disposal of discontinued operations of $91.6 million and a $46.6 million loss from discontinued operations in 2008 as compared to a loss on disposal of discontinued operations of $7.3 million and income of $0.9 million from discontinued operations in 2007. EPS from discontinued operations decreased to $(1.48) in 2008 from $(0.06) in 2007, primarily due to the impact of the deterioration of the earnings of brands sold and the loss on disposal of discontinued operations in 2008.

Net Loss Attributable to Liz Claiborne, Inc.
Net loss attributable to Liz Claiborne, Inc. in 2008 increased to $951.8 million from $372.8 million in 2007. EPS decreased to $(10.17) in 2008, from $(3.74) in 2007.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations, including the refund to Li & Fung discussed in “Commitments and Capital Expenditures,” below. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.
In January 2009, we completed an amendment to and extension of our revolving credit agreement, and in May and November 2009, we completed additional amendments to such agreement (as amended, the “Amended Agreement”). Under the Amended Agreement, we are subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, we are subject to a minimum aggregate borrowing availability covenant. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to JCPenney of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico; (ii) the related sale by us to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement, as discussed below; and (iv) certain defined payments, indebtedness and guarantees.
On June 24, 2009, we completed the offering of the Convertible Notes. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our amended and restated revolving credit facility. The Convertible Notes enhance liquidity by extending the maturity of a portion of our debt while allowing for additional borrowing capability under our Amended Agreement, as well as providing flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes become convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes became convertible during the fourth quarter of 2009 and are convertible during the first quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock.
By the end of the first quarter of 2010, we expect to receive $166.7 million of income tax refunds on previously paid taxes due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the Amended Agreement, we are required to repay amounts outstanding thereunder with the amount of such refunds.
As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels, and we are subject to the fixed charge coverage covenant in the event our borrowing availability falls below certain designated levels. Based on our forecast of borrowing availability under the Amended Agreement, and subject to the expected timing of the receipt of the anticipated tax refunds, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. While we might not be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant, we currently anticipate that, based on the expected timing of the receipt of the anticipated tax refunds, our borrowing availability will be sufficient to avoid springing the fixed charge coverage covenant.

There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs or will remain at levels that will keep the fixed charge coverage covenant from springing into effect. If the fixed charge coverage covenant springs into effect due to a failure to fulfill the minimum availability requirements at any time through the end of 2010, we do not project we will comply with this covenant. Should we be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes.
The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) the timing of the receipt of the anticipated tax refunds; (vii) interest rate and exchange rate fluctuations; and (viii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
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
Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any of such actions, if necessary.
Cash and Debt Balances. We ended 2009 with $20.9 million in cash and marketable securities, compared to $25.6 million at the end of 2008 and with $658.2 million of debt outstanding, compared to $743.6 million at the end of 2008. This $80.7 million decrease in our net debt position (total debt less cash and marketable securities) on a year-over-year basis was primarily attributable to cash flows from continuing operations of $223.9 million, which included the receipt of $99.8 million of net income tax refunds and $75.0 million related to our transaction with Li & Fung, partially offset by $72.6 million in capital and in-store shop expenditures, $8.8 million in acquisition related payments and $7.2 million of investments in and advances to KSJ. The effect of foreign currency translation on our euro-denominated 5.0% Notes increased our debt balance by $15.9 million, compared to January 3, 2009.
Accounts Receivable decreased $75.7 million, or 22.3%, at year-end 2009 compared to year-end 2008, primarily due to (i) decreased sales in our Partnered Brands and International-Based Direct Brands segments and (ii) the impact of brands sold or licensed. The impact of fluctuations in foreign currency exchange rates increased accounts receivable by $3.5 million, or 1.0% at year-end 2009 compared to year-end 2008.
Inventories decreased $144.9 million, or 31.2% at year-end 2009 compared to year-end 2008, primarily due to our conservative inventory management practices and reduced sales. The impact of changes in foreign currency exchange rates increased inventories by $7.1 million, or 1.5% at year-end 2009 compared to year-end 2008.
Borrowings under our amended and restated revolving credit facility peaked at $361.3 million during 2009, compared to a peak of $574.1 million in 2008, and were $66.5 million at January 2, 2010, compared to $234.4 million at January 3, 2009.
Net cash provided by operating activities of our continuing operations was $223.9 million in 2009, compared to $204.2 million in 2008. This $19.7 million increase was primarily due to an improvement in working capital, including the receipt of $75.0 million from Li & Fung and the net receipt of $99.8 million of income tax refunds in 2009, compared to $19.2 million in 2008, partially offset by decreased earnings in 2009 compared to 2008 (excluding impairment charges and other non-cash items). In addition, the operating activities of our discontinued operations used $16.6 million and $45.9 million of cash in 2009 and 2008, respectively. The cash used in 2009 principally represents losses incurred on the disposal of discontinued operations and losses incurred with the run-off operations of such brands.

Net cash used in investing activities of our continuing operations was $87.9 million in 2009 compared to $253.9 million in 2008. Net cash used in investing activities in 2009 primarily reflected the use of $72.6 million for capital and in-store shop expenditures, $8.8 million for acquisition related payments for previous acquisitions, including LUCKY BRAND and MAC & JAC and $7.2 million for investments in and advances to KSJ. Net cash used in investing activities in 2008 primarily reflected the use of $194.2 million for capital and in-store shop expenditures and the use of $100.4 million for acquisition related payments for previous acquisitions, including JUICY COUTURE and LUCKY BRAND, partially offset by the receipt of $21.3 million of proceeds related to the Ellen Tracy transaction.
The investing activities of our discontinued operations, consisting principally of net proceeds from dispositions, provided $2.0 million and $65.3 million of cash in 2009 and 2008, respectively.
Net cash used in financing activities was $125.8 million in 2009, compared to $141.7 million in 2008. The $15.9 million year-over-year decrease in the use of cash primarily reflected (i) the net decrease of $34.3 million in net cash used for borrowing activities, as improved working capital management and reduced inventory levels resulted in decreased borrowing in 2009 compared to 2008; (ii) the absence of dividend payments in 2009, which used $20.9 million of cash in 2008; and (iii) an increase of $39.1 million in cash paid for deferred financing fees.
Commitments and Capital Expenditures
During the first quarter of 2009, we entered into an agreement with Li & Fung, whereby Li & Fung was appointed as our sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under our agreement with Li & Fung, we are required to refund $24.3 million of the closing payment received from Li & Fung, payable on or before April 15, 2010, with applicable late fees if paid after that date. Such amount was included in Accrued expenses at January 2, 2010. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with cash provided by operating activities or our amended and restated revolving credit facility:
•
On January 26, 2006, we acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, we paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. We currently estimate that the aggregate of the remaining contingent payments will be in the range of approximately $2.0-$7.0 million, which will be accounted for as additional purchase price when paid.

•
On June 8, 1999, we acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and additional payments made from 2005 to 2009 totaling $65.0 million for 12.3% of the remaining equity of Lucky Brand. We acquired 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. We recorded the present value of fixed amounts owed of $5.0 million in Accrued expenses. The remaining 2.3% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which we estimate will be in the range of approximately $0-$5.0 million.

We will continue to closely manage spending, with a slight increase in projected 2010 capital expenditures to approximately $85.0 million compared to $72.6 million in 2009. These expenditures primarily relate to our plan to open 25-30 retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility. In addition, pursuant to terms of the Amended Agreement, our capital expenditures may not exceed 4.0% of total sales in 2010 and each year thereafter.
The following table summarizes as of January 2, 2010 our contractual cash obligations by future period (see Notes 8, 9 and 21 of Notes to Consolidated Financial Statements):

	Payments due by period
Contractual cash obligations *	Less than			After
(In millions)	1 year	1-3 years	4-5 years	5 years	Total
Operating lease commitments	$214.0	$376.6	$270.7	$383.2	$1,244.5
Capital lease obligations	5.4	10.7	4.9	—	21.0
Inventory purchase commitments	287.2	—	—	—	287.2
5.0% Notes	—	—	503.0	—	503.0
Interest on 5.0% Notes (a)	25.1	50.3	25.1	—	100.5
6.0% Convertible Senior Notes	90.0	—	—	—	90.0
Interest on 6.0% Convertible Senior Notes (b)	5.4	10.8	8.1	—	24.3
Guaranteed minimum licensing royalties	14.8	31.4	—	—	46.2
Revolving credit facility and other borrowings (c)	66.5	—	—	—	66.5
Synthetic lease	—	32.8	—	—	32.8
Synthetic lease interest	2.2	0.9	—	—	3.1
Refund to Li & Fung	24.3	—	—	—	24.3
Advances to equity investee	4.0	—	—	—	4.0
Additional acquisition purchase price payments	5.0	2.4	—	—	7.4

Total	$743.9	$515.9	$811.8	$383.2	$2,454.8

*
The table above does not include amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)	Interest on the 5.0% Notes is fixed at 5.0% per annum and assumes an exchange rate of 1.4370 US dollars per euro.

(b)	Interest on the 6.0% Convertible Senior Notes is fixed at 6.0% per annum.

(c)	Interest on these borrowings is estimated at a rate of 6.87%, or approximately $6.5 million.
Debt consisted of the following:

In thousands	January 2, 2010	January 3, 2009

5.0% Notes (a)	$501,827	$485,582
6.0% Convertible Senior Notes(b)	71,137	—
Revolving credit facility	66,507	234,400
Capital lease obligations	18,680	22,787
Other	—	870

Total debt	$658,151	$743,639

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	Our 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The January 2, 2010 amount represented principal of $90.0 million and an unamortized debt discount of $18.9 million.
For information regarding our debt and credit instruments, refer to Note 9 of Notes to Consolidated Financial Statements.
As discussed in Note 9 of Notes to Consolidated Financial Statements, on January 12, 2009, we completed an amendment to and an extension of our revolving credit agreement, and on May 12, 2009 and November 2, 2009, we completed further amendments to our revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600.0 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50.0 million.

The Amended Agreement contains a fixed charge coverage covenant which will be in effect only when availability under the credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date and contains a minimum availability covenant, which requires us to maintain availability of not less than $50.0 million on any date.
As of January 2, 2010, availability under our amended and restated revolving credit facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available
In thousands	Facility(a)	Base(a)	Borrowings	Issued	Capacity
Revolving credit facility (a)	$600,000	$326,189	$66,507	$37,785	$221,897

(a)	Availability under the Amended Agreement is the lesser of $600.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
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
On October 19, 2009, we announced further consolidation of our warehouse operations, with the planned closure of our Rhode Island distribution facility, which is expected to occur on or about April 30, 2010. We estimate our present obligation under the terms of the synthetic lease will be $7.0 million for the Ohio and Rhode Island distribution facilities. That amount will be recognized in SG&A over the remaining estimated lease terms of those facilities.
On November 2, 2009 the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. We have not entered into any other off-balance sheet arrangements.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of January 2, 2010, we had Canadian currency collars maturing through July 2010 to sell 17.0 million Canadian dollars for $15.7 million. We also had forward contracts maturing through December 2010 to sell 22.5 million Canadian dollars for $20.4 million and to sell 54.8 million euro for $77.0 million.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments as of January 2, 2010 and January 3, 2009:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
In thousands	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
January 2, 2010	Other current assets	$26,408	$586	Accrued expenses	$74,634	$3,091
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
In thousands	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
January 2, 2010	Other current assets	$—	$—	Accrued expenses	$12,015	$690
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46
The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements for the years ended January 2, 2010, January 3, 2009 and December 29, 2007:

		Location of Gain or
		(Loss) Reclassified
	Amount of Gain or	from Accumulated	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	OCI into	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)

Fiscal year ended January 2, 2010	$(7,113)	Cost of goods sold	$(4,181)	$(1,428)
Fiscal year ended January 3, 2009	(7,588)	Cost of goods sold	(11,646)	1,706
Fiscal year ended December 29, 2007	(11,694)	Cost of goods sold	(4,409)	(1,658)
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
The related translation (losses) gains recorded within Other comprehensive loss were $(9.4) million, $26.9 million and $(53.0) million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $6.5 million is reflected within Other (expense) income, net on the accompanying Consolidated Statement of Operations during the year ended January 2, 2010.

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
Inventories, Net
Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. We continually evaluate the composition of our inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.
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
The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Consolidated Statement of Operations.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.
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
During 2009, we recorded a pretax goodwill impairment charge of $2.8 million associated with contingent consideration for our acquisition of Mac & Jac in 2006.
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
We consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, we concluded that our remaining goodwill was impaired and recorded a non-cash pretax impairment charge of $382.4 million during the fourth quarter of 2008 related to goodwill previously recorded in our Domestic-Based Direct Brands segment.
During 2007, as a result of the then probable sale of brands under strategic review in our Partnered Brands segment and the decline in actual and projected performance and cash flows of such segment, we determined that the goodwill of our Partnered Brands segment, which is a reporting unit, was impaired and recorded a non-cash pretax impairment charge of $450.8 million during the fourth quarter of 2007.
As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2009.
As a result of the 2008 impairment analysis performed in connection with our purchased trademarks with indefinite lives, we determined that the carrying value of our intangible asset related to our Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, we recorded a non-cash pretax charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to their estimated fair value. This impairment resulted from a decline in future anticipated cash flows due to our exit of these brands.

Also, as a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives during 2007, we determined that the carrying value of such intangible asset related to our former Ellen Tracy brandname exceeded its estimated fair value. Accordingly, during 2007, we recorded a non-cash pretax charge of $36.3 million to reduce the value of the Ellen Tracy trademark to its estimated fair value.
As a result of the decline in actual and projected performance and cash flows of the licensed DKNY® JEANS and DKNY® ACTIVE brands during 2009, we determined the carrying value of the related licensed trademark intangible asset exceeded its estimated fair value and recorded a non-cash impairment charge of $9.5 million. In addition, as a result of entering into the JCPenney and QVC license agreements discussed above, we performed an impairment analysis of our LIZ CLAIBORNE merchandising rights. The decreased use of such intangible assets resulted in the recognition of a non-cash impairment charge of $4.5 million to reduce the carrying value of the merchandising rights to their estimated fair value.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded in the Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative’s fair value are recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. We test each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
We use foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of the swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations.
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

Share-Based Compensation
We recognize compensation expense based on the fair value of employee share-based awards, including stock options and restricted stock, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
Inflation
The rate of inflation over the past few years has not had a significant impact on our sales or profitability.
ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements and recent accounting pronouncements, see Notes 1 and 20 of Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit, our synthetic lease and our amended and restated revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of January 2, 2010 and January 3, 2009, our exposure to changing market rates was as follows:

Dollars in millions	January 2, 2010	January 3, 2009
Variable rate debt	$66.5	$234.4
Average interest rate	6.87%	3.90%
A ten percent change in the average rate would have resulted in a $1.4 million change in interest expense during 2009.
As of January 2, 2010, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
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
At January 2, 2010 and January 3, 2009, we had forward contracts aggregating to $97.4 million and $185.3 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $15.7 million at January 2, 2010. Unrealized (losses) gains for outstanding foreign currency options and foreign exchange forward contracts were $(2.5) million at January 2, 2010 and $(6.5) million at January 3, 2009. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $10.0 million at January 2, 2010. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $9.7 million at January 2, 2010. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see Hedging Activities), we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $20.6 million associated with the ineffective portion of the hedge would be recorded in Other expense, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $20.6 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (“the Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Information regarding Section 16 (a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) is hereby incorporated by reference.

Item 11.	Executive Compensation.
Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION
The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as of January 2, 2010. In January 2006, we adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the Outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted Average Exercise		Future Issuance Under
	Issued Upon Exercise of		Price of Outstanding		Equity Compensation Plans
	Outstanding Options,		Options, Warrants and		(Excluding Securities
Plan Category	Warrants and Rights		Rights		Reflected in Column)
Equity Compensation Plans Approved by Stockholders	5,565,672	(1)	$19.27	(2)	5,167,019	(3)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

TOTAL	5,565,672	(1)	$19.27	(2)	5,167,019	(3)

(1)
Includes 449,084 shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ elections thereunder to defer certain director compensation. In addition includes 169,250 performance shares granted to a group of key executives. The ultimate number of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share arrangements and range from 0-200% of target.

(2)
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

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1

(a)	2.	Schedule

		SCHEDULE II — Valuation and Qualifying Accounts	F-45
NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a) 3. Exhibits

Exhibit No.		Description

2(a)	—
Share Purchase Agreement, dated as of May 15, 2001, among Registrant, Liz Claiborne 2 B.V., LCI Acquisition US, and the other parties signatory thereto (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K dated May 28, 2009).

3(b)	—	By-Laws of Registrant, as amended through May 21, 2009 (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 28, 2009).

4(a)	—	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the 1992 Annual Report).

4(b)	—
Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B dated as of December 7, 1998).

4(b)(i)	—
Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

4(b)(ii)	—
Amendment to the Rights Agreement, dated as of December 19, 2008, between Registrant and The Bank of New York Mellon, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 19, 2008).

10(a)	—	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10(b)	—
Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b)(i)	—
First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (i) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 [the “1999 Annual Report”]).

10(b)(ii)	—	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (ii) to the 1999 Annual Report).

10(b)(iii)	—	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (iii) to the 1999 Annual Report).

10(b)(iv)	—
Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference to Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).

10(b)(v)	—	Fifth Amendment to Lease (incorporated herein by reference to Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).

10(c)+	—
National Collective Bargaining Agreement, made and entered into as of June 1, 2006, by and between Liz Claiborne, Inc. and UNITE HERE for the period June 1, 2006 through May 31, 2009 (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 [the “2006 Annual Report”]).

10(d)+*	—	Description of Liz Claiborne, Inc. 2009 Employee Incentive Plan.

Exhibit No.		Description

10(e)+	—	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant’s 2002 Annual Report).

10(e)(i)+	—	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)+	—	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)+	—	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)+	—
Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)+	—
First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)+	—
Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).

10(f)(i)+	—	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)+	—
Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [the “1996 Annual Report”]).

10(f)(iii)+	—
Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report”]).

10(g)+	—
Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	—	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+	—
Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the “1997 Annual Report”]).

10(h)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference to Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+	—
Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [the “2000 Annual Report”]).

10(h)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).

Exhibit No.		Description

10(i)+	—
Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(y)(i) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	—	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).

10(k)+	—	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2003).

10(l)+	—
Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10(l)(i)+	—
Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008).

10(l)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)	—
Five-Year Credit Agreement, dated as of October 13, 2004, among Registrant, the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

10(m)(i)	—
First Amendment and Waiver to the Five-Year Credit Agreement, dated as of February 20, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2008).

10(m)(ii)	—
Second Amendment to the Five-Year Credit Agreement, dated as of August 12, 2008, (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2008).

Exhibit No.		Description

10(m)(iii)	—
Amended and Restated Credit Agreement, dated as of January 12, 2009, among Registrant, Mexx Europe B.V., and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A. and Suntrust Bank, as Syndication Agents, Wachovia Bank, National Association as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 14, 2009).

10(m)(iv)	—
First Amendment to the Amended and Restated Credit Agreement, dated as of March 2, 2009 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2009).

10(m)(v)	—
Second Amendment to the Amended and Restated Credit Agreement, dated as of May 12, 2009 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2009).

10(m)(vi)*	—	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 12, 2009.

10(m)(vii)*	—	Third Amendment to the Amended and Restated Credit Agreement, dated as of November 2, 2009.

10(n)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to Registrant’s Current Report on Form 8-K dated May 26, 2005).

10(o)+	—	Amendment No. 1 to the Liz Claiborne Inc. 2005 Stock incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(p)+	—	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(q)+	—	Form of Option Grant Confirmation (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 4, 2008).

10(r)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005).

10(s)+	—	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

10(t)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 4, 2008).

10(u)+	—
Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10(u)(i)+	—
Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 24, 2008).

10(u)(ii)	—
Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(v)+	—
Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

Exhibit No.		Description

10(v)(i)+	—
Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 2008).

10(v)(ii)	—
Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(w)+	—
Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10(x)	—
Purchase Agreement, dated June 18, 2009, for Registrant’s 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(x)(i)	—
Indenture, dated June 24, 2009, by and between Registrant and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(y)*∆	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc.

21*	—	List of Registrant’s Subsidiaries.

23*	—	Consent of Independent Registered Public Accounting Firm.

31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99*	—	Undertakings.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

∆	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

#
A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell
	Andrew Warren,		Elaine H. Goodell,
	Chief Financial Officer (principal financial officer)		Vice President – Corporate Controller and Chief Accounting Officer (principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2010.

Signature	Title

/s/ William L. McComb	Chief Executive Officer and Director
William L. McComb	(principal executive officer)

/s/ Bernard W. Aronson Bernard W. Aronson	Director

/s/ Raul J. Fernandez	Director
Raul J. Fernandez

/s/ Kenneth B. Gilman	Director
Kenneth B. Gilman

/s/ Nancy J. Karch	Director
Nancy J. Karch

/s/ Kenneth P. Kopelman	Director
Kenneth P. Kopelman

/s/ Kay Koplovitz	Director and Chairman of the Board
Kay Koplovitz

/s/ Arthur C. Martinez	Director
Arthur C. Martinez

/s/ Doreen A. Toben	Director
Doreen A. Toben

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of January 2, 2010 based on the criteria in Internal Control — Integrated Framework issued by COSO.
The Company’s internal control over financial reporting as of January 2, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
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
February 23, 2010

/s/ William L. McComb	/s/ Andrew Warren
William L. McComb	Andrew Warren
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Liz Claiborne, Inc.
We have audited the internal control over financial reporting of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Liz Claiborne, Inc.
We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, retained earnings, comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Liz Claiborne, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2010

Liz Claiborne, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	January 2, 2010	January 3, 2009

Assets
Current Assets:
Cash and cash equivalents	$20,372	$25,431
Accounts receivable – trade, net	263,508	339,158
Inventories, net	319,713	464,619
Deferred income taxes	769	6,816
Other current assets	267,499	223,379
Assets held for sale	15,070	—

Total current assets	886,931	1,059,403
Property and Equipment, Net	444,688	572,428
Intangibles, Net	231,229	251,267
Deferred Income Taxes	7,565	2,200
Other Assets	35,490	20,154

Total Assets	$1,605,903	$1,905,452

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$70,868	$110,219
Convertible Senior Notes	71,137	—
Accounts payable	144,942	211,529
Accrued expenses	343,288	301,591
Income taxes payable	5,167	3,890
Deferred income taxes	7,150	—

Total current liabilities	642,552	627,229
Long-Term Debt	516,146	633,420
Other Non-Current Liabilities	201,027	98,786
Deferred Income Taxes	26,299	38,358
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 50,000,000, issued shares – none	—	—
Common stock, $1 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437
Capital in excess of par value	319,326	292,144
Retained earnings	1,669,316	1,975,082
Accumulated other comprehensive loss	(69,371)	(66,716)

	2,095,708	2,376,947

Common stock in treasury, at cost – 81,488,984 and 81,316,925 shares	(1,879,160)	(1,873,300)

Total Liz Claiborne, Inc. stockholders’ equity	216,548	503,647
Noncontrolling interest	3,331	4,012

Total stockholders’ equity	219,879	507,659

Total Liabilities and Stockholders’ Equity	$1,605,903	$1,905,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
In thousands, except per common share data	January 2, 2010	January 3, 2009	December 29, 2007

Net Sales	$3,011,859	$3,984,946	$4,441,715
Cost of goods sold	1,614,109	2,081,646	2,330,990

Gross Profit	1,397,750	1,903,300	2,110,725
Selling, general & administrative expenses	1,715,327	1,943,963	2,043,106
Goodwill impairment	2,785	683,071	450,819
Impairment of other intangible assets	14,222	10,046	36,300

Operating Loss	(334,584)	(733,780)	(419,500)
Other expense, net	(4,007)	(6,372)	(3,943)
Interest expense, net	(65,084)	(48,288)	(42,188)

Loss Before (Benefit) Provision for Income Taxes	(403,675)	(788,440)	(465,631)
(Benefit) provision for income taxes	(109,615)	24,875	(99,744)

Loss from Continuing Operations	(294,060)	(813,315)	(365,887)
Discontinued operations, net of income taxes	(12,350)	(138,244)	(6,395)

Net Loss	(306,410)	(951,559)	(372,282)
Net (loss) income attributable to the noncontrolling interest	(681)	252	516

Net Loss Attributable to Liz Claiborne, Inc.	$(305,729)	$(951,811)	$(372,798)

Earnings per Share:
Basic
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(3.13)	$(8.69)	$(3.68)

Net Loss Attributable to Liz Claiborne, Inc.	$(3.26)	$(10.17)	$(3.74)

Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(3.13)	$(8.69)	$(3.68)

Net Loss Attributable to Liz Claiborne, Inc.	$(3.26)	$(10.17)	$(3.74)

Weighted Average Shares, Basic	93,880	93,606	99,800
Weighted Average Shares, Diluted	93,880	93,606	99,800

Dividends Paid per Common Share	$—	$0.23	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS

					Accumulated
	Common Stock		Capital in		Other	Treasury Shares
	Number of		Excess of	Retained	Comprehensive	Number of		Noncontrolling
In thousands, except share data	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Interest	Total

BALANCE, DECEMBER 31, 2006	176,437,234	$176,437	$249,573	$3,354,081	$(56,156)	73,281,103	$(1,593,954)	$3,244	$2,133,225
Adoption of accounting guidance related to uncertainty in income taxes	—	—	—	(10,494)	—	—	—	—	(10,494)

ADJUSTED BALANCE, DECEMBER 31, 2006	176,437,234	176,437	249,573	3,343,587	(56,156)	73,281,103	(1,593,954)	3,244	2,122,731
Net (loss) income	—	—	—	(372,798)	—	—	—	516	(372,282)
Other comprehensive loss, net of income taxes:
Translation adjustment, net of income taxes of $19,410	—	—	—	—	36,999	—	—		36,999
Losses on cash flow hedging derivatives, net of income taxes of $1,826	—	—	—	—	(5,459)	—	—		(5,459)
Unrealized gains on available-for-sale securities, net of income taxes of $(32)	—	—	—	—	34	—	—		34

Total comprehensive loss									(340,708)
Exercise of stock options	—	—	29,064	—	—	(1,560,987)	14,198		43,262
Excess tax benefits related to stock options	—	—	5,999	—	—	—	—		5,999
Cash dividends declared	—	—	—	(22,704)	—	—	—		(22,704)
Purchase of common stock	—	—	—	—	—	9,913,000	(300,488)		(300,488)
Issuance of common stock under restricted stock and employment agreements, net	—	—	(7,890)	—	—	61,961	(290)		(8,180)
Amortization — share-based compensation	—	—	19,412	—	—	—	—	—	19,412

BALANCE, DECEMBER 29, 2007	176,437,234	176,437	296,158	2,948,085	(24,582)	81,695,077	(1,880,534)	3,760	1,519,324
Net (loss) income	—	—	—	(951,811)	—	—	—	252	(951,559)
Other comprehensive loss, net of income taxes:
Translation adjustment, net of income taxes of $(1,295)	—	—	—	—	(44,750)	—	—	—	(44,750)
Gain on cash flow hedging derivatives, net of income taxes of $(1,003)	—	—	—	—	3,055	—	—	—	3,055
Unrealized loss on available-for-sale securities, net of income taxes of $(46)	—	—	—	—	(439)	—	—	—	(439)

Total comprehensive loss									(993,693)
Exercise of stock options	—	—	35	—	—	(4,100)	35	—	70
Excess tax benefits related to stock options	—	—	(4,760)	—	—	—	—	—	(4,760)
Cash dividends declared	—	—	—	(20,938)	—	—	—	—	(20,938)
Share-based award activity	—	—	(7,666)	(254)	—	(374,052)	7,199	—	(721)
Amortization — share-based compensation	—	—	8,377	—	—	—	—	—	8,377

BALANCE, JANUARY 3, 2009	176,437,234	$176,437	$292,144	$1,975,082	$(66,716)	81,316,925	$(1,873,300)	$4,012	$507,659

Liz Claiborne, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS (continued)

					Accumulated
	Common Stock		Capital in		Other	Treasury Shares
	Number of		Excess of	Retained	Comprehensive	Number of		Noncontrolling
In thousands, except share data	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Interest	Total

BALANCE, JANUARY 3, 2009	176,437,234	$176,437	$292,144	$1,975,082	$(66,716)	81,316,925	$(1,873,300)	$4,012	$507,659
Net loss	—	—	—	(305,729)	—	—	—	(681)	(306,410)
Other comprehensive loss, net of income taxes:
Translation adjustment	—	—	—	—	28,467	—	—		28,467
Translation adjustment on Eurobond and other instruments, net of income taxes of $10,986	—	—	—	—	(29,593)	—	—	—	(29,593)
Loss on cash flow hedging derivatives, net of income taxes of $(515)	—	—	—	—	(2,417)	—	—	—	(2,417)
Unrealized gain on available-for-sale securities, net of income taxes of $0	—	—	—	—	888	—	—	—	888

Total comprehensive loss									(309,065)
Issuance of Convertible Senior Notes, net	—	—	11,992	—	—	—	—	—	11,992
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,478	—	—	171,979	(5,916)	—	562
Amortization — share-based compensation	—	—	8,744	—	—	—	—	—	8,744
Dividend equivalent units vested	—	—	(32)	(37)	—	80	56	—	(13)

BALANCE, JANUARY 2, 2010	176,437,234	$176,437	$319,326	$1,669,316	$(69,371)	81,488,984	$(1,879,160)	$3,331	$219,879

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	January 2, 2010	January 3, 2009	December 29, 2007
Cash Flows from Operating Activities:
Net loss	$(306,410)	$(951,559)	$(372,282)
Adjustments to arrive at loss from continuing operations	12,350	138,244	6,395

Loss from continuing operations	(294,060)	(813,315)	(365,887)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	163,564	158,086	156,570
Impairment of goodwill and other intangible assets	17,007	693,117	487,119
Loss on asset disposals and impairments, including streamlining initiatives	52,775	21,639	31,278
Deferred income taxes	(10,124)	174,596	(143,454)
Share-based compensation	8,744	8,309	19,114
Tax benefit on exercise of stock options	—	7	3,492
Other, net	(104)	291	(922)
Changes in assets and liabilities, exclusive of acquisitions:
Decrease in accounts receivable – trade, net	82,190	87,583	76,117
Decrease in inventories, net	146,049	49,566	48,397
Decrease in other current and non-current assets	33,251	16,124	9,106
Decrease in accounts payable	(64,013)	(2,771)	(57,626)
Increase (decrease) in accrued expenses and other non-current liabilities	86,565	(61,186)	19,254
Increase (decrease) in income taxes payable	2,016	(127,807)	(25,130)
Net cash (used in) provided by operating activities of discontinued operations	(16,570)	(45,878)	16,448

Net cash provided by operating activities	207,290	158,361	273,876

Cash Flows from Investing Activities:
Proceeds from sales of securities	—	—	9,616
Proceeds from sales of property and equipment	—	19,831	1,410
Purchases of property and equipment	(65,332)	(184,260)	(172,499)
Proceeds from disposition	—	21,252	—
Payments for purchases of businesses	(8,755)	(100,403)	(34,314)
Payments for in-store merchandise shops	(7,306)	(9,983)	(7,357)
Investments in and advances to equity investee	(7,237)	—	—
Other, net	773	(348)	1,064
Net cash provided by (used in) investing activities of discontinued operations	2,022	65,269	(17,776)

Net cash used in investing activities	(85,835)	(188,642)	(219,856)

Cash Flows from Financing Activities:
Short-term borrowings, net	(169,231)	(113,543)	329,651
Proceeds from issuance of Convertible Senior Notes	90,000	—	—
Principal payments under capital lease obligations	(4,361)	(4,178)	(6,368)
Commercial paper, net	—	—	(82,075)
Proceeds from exercise of stock options	—	70	43,262
Purchase of common stock	—	—	(300,488)
Dividends paid	—	(20,938)	(22,541)
Excess tax benefits related to stock options	—	—	2,507
Payment of deferred financing fees	(42,209)	(3,119)	(1,137)

Net cash used in financing activities	(125,801)	(141,708)	(37,189)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(713)	(7,981)	2,925

Net Change in Cash and Cash Equivalents	(5,059)	(179,970)	19,756
Cash and Cash Equivalents at Beginning of Year	25,431	205,401	185,645

Cash and Cash Equivalents at End of Year	$20,372	$25,431	$205,401

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center. Certain assets associated with such distribution center have been segregated and reported as held for sale as of January 2, 2010.
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
In connection with the transactions discussed above, the Company recognized total pretax charges of $83.5 million during the year ended January 3, 2009, including $10.6 million related to the Ellen Tracy transaction. The Company allocated $2.5 million of the Ellen Tracy charge to the Ellen Tracy retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”).

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 2 – Discontinued Operations.
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
Revenue Recognition
The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues, which amounted to $57.6 million, $61.0 million and $54.3 million during 2009, 2008 and 2007, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.
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

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Inventories, Net
Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. The Company continually evaluates the composition of its inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is valued based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.
In the first quarter of 2009, the Company entered into a ten-year, sourcing agency agreement with Li & Fung Limited (“Li & Fung”) (see Note 8 – Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million at closing, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet. Under the terms of the sourcing agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The licensing agreements with J.C. Penney Company, Inc. (“JCPenney”) and QVC, Inc. (“QVC”) (see Note 17 – Additional Financial Information) will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing agreement. As a result, a refund of $24.3 million will be paid to Li & Fung in March 2010. The Company will reclassify up to $5.0 million per contract year of the $50.7 million net payment as a reduction of inventory cost as inventory is purchased using the sourcing agent, up to the minimum requirement for the initial term of the agreement and subsequently reflected as a reduction of Cost of goods sold as the inventory is sold.
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

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Operations.
Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.
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
During 2009, the Company recorded a pretax goodwill impairment charge of $2.8 million associated with contingent consideration for its acquisition of Mac & Jac in 2006 (see Note 5 – Goodwill and Intangibles, Net).
During the annual goodwill impairment test performed in fiscal 2008, no impairment was recognized, however, as a result of declines in the actual and projected performance and cash flows of the Company’s International-Based Direct Brands segment, the Company determined that an additional goodwill impairment test was required to be performed as of January 3, 2009. This assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its International-Based Direct Brands segment, which is a reporting unit, was impaired and recorded a non-cash pretax impairment charge of $300.7 million during the fourth quarter of 2008.
The Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly, the Company concluded that its remaining goodwill was impaired and recorded a non-cash pretax impairment charge of $382.4 million during the fourth quarter of 2008, related to goodwill previously recorded in its Domestic-Based Direct Brands segment.
Also, as a result of the then probable sale of brands under strategic review in the Company’s Partnered Brands segment and the decline in actual and projected performance and cash flows of such segment, the Company determined that a goodwill impairment test was required to be performed as of December 29, 2007. As a result, the Company determined that the goodwill of its Partnered Brands segment, which is a reporting unit, was impaired and recorded a non-cash pretax impairment charge of $450.8 million during the fourth quarter of 2007.
As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, no impairment charges were recorded during 2009.
As a result of the 2008 impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, the Company determined that the carrying value of its intangible asset related to its Villager, Crazy Horse and Russ trademark exceeded its estimated fair value. Accordingly, the Company recorded a non-cash pretax charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value. This impairment resulted from a decline in future anticipated cash flows due to the Company’s exit of these brands.
Also, as a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives during 2007, the Company determined that the carrying value of such intangible asset related to its former Ellen Tracy brandname exceeded its estimated fair value. Accordingly, during 2007, the Company recorded a non-cash pretax charge of $36.3 million to reduce the value of the Ellen Tracy trademark to its estimated fair value.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Also, as a result of the decline in actual and projected performance of the licensed DKNY® JEANS and DKNY® ACTIVE brands during 2009, the Company determined the carrying value of the related licensed trademark intangible asset exceeded its estimated fair value and recorded a non-cash impairment charge of $9.5 million. In addition, as a result of the Company entering into license agreements with JCPenney and QVC (see Note 17 – Additional Financial Information), the Company performed an impairment analysis of its LIZ CLAIBORNE merchandising rights. The decreased use of such intangible assets resulted in the recognition of a non-cash impairment charge of $4.5 million to reduce the carrying value of the merchandising rights to their estimated fair value.
Accrued Expenses
Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
Derivative Instruments
The Company’s derivative instruments, including certain derivative instruments embedded in other contracts, are recorded in the Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative’s fair value are recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. The Company tests each derivative for effectiveness at inception of each hedge and at the end of each reporting period.
The Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings or, in the case of swaps, if any, within SG&A. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on the Company’s results of operations.
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
Share-Based Compensation
The Company recognizes compensation expense based on the fair value of employee share-based awards, including stock options and restricted stock, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.
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
Level 1 –	Quoted market prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.
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
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company’s policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the initial lease term. The Company recognizes a liability for the fair value of an asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the life of the lease term.
The Company capitalizes the costs of software developed or obtained for internal use. Capitalization of software developed or obtained for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over five years, when such software is substantially ready for use.
The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of the impaired assets is reduced to fair value through a charge to the Company’s Consolidated Statement of Operations.
The Company recorded pretax charges of $36.1 million in 2009 (see Note 10 – Fair Value Measurements), $13.0 million in 2008 and $4.6 million in 2007 to reduce the carrying values of certain property and equipment to their estimated fair values. The 2008 charges primarily related to an impairment analysis performed on property and equipment associated with the Company’s closed Mt. Pocono distribution center. During the fourth quarter of 2008, the Company determined that the carrying value of such assets exceeded their estimated fair value and recorded a charge of $10.4 million within SG&A on the accompanying Consolidated Statement of Operations. The impairment resulted from a decline in then-present and expected utilization of such assets. The remaining 2008 charge of $2.6 million resulted from the decision to close the retail operations of the Company’s MEXX brand in the United Kingdom (“MEXX UK”). An impairment analysis was performed on the property and equipment of MEXX UK, and the Company determined that the carrying value of such assets exceeded their fair value.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2007 charges related to a decline in future anticipated cash flows of the Company’s former SIGRID OLSEN brand retail stores due to various factors, including the Company’s decision to close such brand. Accordingly, the Company recorded a pretax charge of $4.6 million within SG&A on the accompanying Consolidated Statement of Operations in order to reduce the carrying value of such assets to their estimated fair value.
Operating Leases
The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property, which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. Tenant allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in SG&A.
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
Foreign Currency Transactions
Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Consolidated Statement of Operations or Accumulated other comprehensive loss, as appropriate.
Cost of Goods Sold
Cost of goods sold for wholesale operations includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, sourcing agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.
Advertising, Promotion and Marketing
All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales revenue. Cooperative advertising expenses with specific agreements with customers were $19.9 million in 2009, $43.4 million in 2008 and $51.5 million in 2007. Advertising and promotion expenses were $65.3 million in 2009, $94.9 million in 2008 and $144.3 million in 2007. Marketing expenses, including in-store and other Company-sponsored activities, were $27.3 million in 2009, $40.4 million in 2008 and $61.6 million in 2007.
Shipping and Handling Costs
Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2009, 2008 and 2007, shipping and handling costs were $117.5 million, $149.3 million and $259.2 million, respectively.
Equity Method Investment
The Company uses the equity method of accounting for its investments in and its proportionate share in earnings of an affiliate that it does not control, but over which it exerts significant influence (see Note 21 – Related Party Transactions). The Company considers whether the fair value of its equity method investment has declined below carrying value whenever adverse events or changes in circumstances indicate the recorded value may not be recoverable.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Dividends and Common Stock Repurchases
On December 16, 2008, the Board of Directors announced the suspension of the Company’s quarterly cash dividend indefinitely. The Company paid the dividend scheduled for December 15, 2008 in the amount of $0.05625 per share to stockholders of record at the close of business on November 21, 2008.
The Company’s amended and restated revolving credit agreement currently restricts its ability to pay dividends and repurchase stock (see Note 9 – Debt and Lines of Credit).
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The 2009 and 2007 fiscal years, which ended on January 2, 2010 and December 29, 2007, respectively, reflected a 52-week period. The 2008 fiscal year ended January 3, 2009 reflected a 53-week period.
Subsequent Events
The Company’s policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred after January 2, 2010 through February 23, 2010, the date the Company issued these financial statements (see Note 24 – Subsequent Events).
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective January 4, 2009, the Company adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows.
The Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements on January 4, 2009, the first day of fiscal year 2009. The new accounting guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity; (ii) net income to include the net income attributable to the noncontrolling interest; and (iii) enhanced disclosure of activity related to noncontrolling interests. The Company reclassified the noncontrolling interest to a separate component within Stockholders’ equity on the Consolidated Balance Sheets and separately presented the Net (loss) income attributable to the noncontrolling interest on the Consolidated Statements of Operations. The noncontrolling interest at January 2, 2010 and January 3, 2009 is the remaining equity of the former owners of Lucky Brand Dungarees, Inc. (see Note 8 – Commitments and Contingencies).
On January 4, 2009, the Company adopted new accounting guidance on derivative instruments and hedging activities, which enhances the disclosure requirements for derivative instruments and hedging activities. The Company adjusted its disclosure to provide information about: (i) how and why the Company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. The adoption of the new accounting guidance did not affect the Company’s consolidated financial statements, but did require additional disclosures, which are provided in Note 11 – Derivative Instruments.
In the second quarter of 2009, the Company adopted new accounting guidance on fair value measurements, which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. The guidance is applicable to all financial and nonfinancial assets and liabilities and requires enhanced disclosures. The adoption of such guidance did not have an impact on the Company’s consolidated financial statements.
In the second quarter of 2009, the Company adopted new accounting guidance on fair value measurements, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the amended guidance did not affect the Company’s consolidated financial statements, but did require additional disclosures, which are provided in Note 10 – Fair Value Measurements.
In the second quarter of 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of such guidance did not impact the Company’s consolidated financial statements.
In the third quarter of 2009, the Company adopted new accounting guidance on fair value measurements. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using specified valuation techniques. In addition, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. A quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of such guidance did not impact the Company’s consolidated financial statements.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
OTHER MATTERS
Liquidity Enhancement and Cost Reduction
The Company has been greatly impacted by the recent economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. As consumer spending remained at depressed levels during 2009 and may not return to pre-2008 levels for an extended period of time, the Company remains focused on carefully managing those factors within its control, most importantly spending, with a slight increase in projected 2010 capital expenditures to approximately $85.0 million (from $72.6 million in 2009). The Company will continue its streamlining efforts to drive cost out of its operations through supply chain and overhead initiatives that are aimed at driving efficiencies, as well as improving gross margins, working capital and operating cash flows.
The Company’s cost reduction efforts have also included tighter controls surrounding discretionary spending, a freeze in merit compensation increases in 2009, the cessation of its quarterly dividend and the continuation of streamlining initiatives.
On June 24, 2009, the Company completed the offering of $90.0 million of 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”). The Convertible Notes are unsecured, senior obligations of the Company, pay interest semi-annually at a rate of 6.0% per annum, and will be convertible, under certain circumstances, into cash, shares of the Company’s common stock, or a combination of cash and shares, at the option of the Company. The Company used the net proceeds from the offering to repay a portion of the outstanding borrowings under its amended and restated revolving credit facility (see Note 9 – Debt and Lines of Credit). The Convertible Notes become convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes became convertible during the fourth quarter of 2009 and are convertible during the first quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock.
In January 2009, the Company completed an amendment to and extension of its revolving credit facility, and in May and November 2009, the Company completed additional amendments to such facility (as amended, the “Amended Agreement”), as discussed in Note 9 – Debt and Lines of Credit. Under the Amended Agreement, the Company is subject to a fixed charge coverage covenant as well as various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. Pursuant to the May 2009 amendment, the Company is subject to a minimum aggregate borrowing availability covenant. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement. The November 2009 amendment provides that through the maturity date of the Amended Agreement, the fixed charge coverage covenant would apply only if borrowing availability under the Amended Agreement falls below certain designated levels. The November 2009 amendment also provides for, among other things, the approval of (i) a grant to JCPenney of an option to acquire the intellectual property and related rights to certain brands in the US and Puerto Rico (see Note 17 – Additional Financial Information); (ii) the related sale by the Company to JCPenney of such property and rights; (iii) upon the consummation of such sale, the release of any liens on such property and rights in favor of the lenders under the Amended Agreement; and (iv) certain defined payments, indebtedness and guarantees.
By the end of the first quarter of 2010, the Company expects to receive $166.7 million of income tax refunds on previously paid taxes due to a Federal law change allowing 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the Amended Agreement, the Company is required to repay amounts outstanding thereunder with the amount of such refunds. Based on its forecast of borrowing availability under the Amended Agreement, and subject to the expected timing of the receipt of the anticipated tax refunds, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. While the Company might not be able to maintain the borrowing availability levels necessary to avoid application of the fixed charge coverage covenant, the Company currently anticipates that its borrowing availability will be sufficient to avoid springing the fixed charge coverage

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
covenant for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund its liquidity needs or will remain at levels that will keep the fixed charge coverage covenant from springing into effect. If the fixed charge coverage covenant springs into effect due to a failure to fulfill the minimum availability requirements at any time through the end of 2010, the Company does not project it will comply with this covenant. Should the Company be unable to comply with the requirements in the Amended Agreement, including the fixed charge coverage covenant, the Company would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable financial covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) the timing of the receipt of the anticipated tax refunds; (vii) interest rate and exchange rate fluctuations; and (viii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and the Company’s 5.0% 350.0 million euro Notes due 2013.
NOTE 2: DISCONTINUED OPERATIONS
On October 4, 2007, the Company completed the sale of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction. Consideration for the sale was represented by a note that matured in February 2008 for which the Company received approximately $15.0 million in the first quarter of 2008.
On February 4, 2008, the Company completed the disposal of certain assets and liabilities of its former C&C California and Laundry by Design brands for net proceeds of $33.1 million and on April 4, 2008, the Company completed the disposal of substantially all of the assets and liabilities of its former prAna brand for net proceeds of $15.7 million (net of payments to the former owners of prAna of $18.5 million and other transaction related costs). On April 10, 2008, the Company completed the sale of the assets and liabilities of its former Ellen Tracy brand for net proceeds of $25.8 million, of which $21.3 million was recorded in continuing operations in the accompanying Consolidated Statement of Cash Flows.
On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements entered in connection with the acquisition of such brand in 2007, in exchange for a net fee of $5.3 million.
On October 20, 2008, the Company completed the sale of certain assets and liabilities of its former Enyce brand in exchange for $5.5 million.
The Company recorded pretax charges of $3.8 million in 2009, $75.4 million ($91.6 million, after tax) in 2008 and $11.8 million ($7.3 million, after tax) in 2007, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including transaction costs. The charges recorded in 2009 do not result in any incremental tax benefit to the Company, and as such, no tax benefit was recorded during 2009. The net loss on disposal of discontinued operations in 2008 included $16.2 million for unfavorable discrete tax items consisting of the effect of previously recorded tax credits, which will no longer be obtained (see Note 7 – Income Taxes). These amounts were included in Discontinued operations, net of income taxes on the accompanying Consolidated Statements of Operations.
Assets held for sale on the accompanying Consolidated Balance Sheets consisted of Property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summarized statement of operations data for discontinued operations are as follows:

	Fiscal Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
In thousands
Net sales	$592	$76,874	$382,821

(Loss) income before provision for income taxes	$(8,521)	$(46,638)	$1,164
Provision for income taxes	—	—	286

(Loss) income from discontinued operations, net of income taxes	$(8,521)	$(46,638)	$878

Loss on disposal of discontinued operations, net of income taxes	$(3,829)	$(91,606)	$(7,273)

NOTE 3: INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	January 2, 2010	January 3, 2009
Raw materials	$5,896	$25,778
Work in process	773	2,975
Finished goods	313,044	435,866

Total	$319,713	$464,619

NOTE 4: PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	January 2, 2010	January 3, 2009
Land and buildings	$69,235	$108,175
Machinery and equipment	312,444	373,094
Furniture and fixtures	274,235	277,563
Leasehold improvements	529,281	545,516

	1,185,195	1,304,348
Less: Accumulated depreciation and amortization	740,507	731,920

Total property and equipment, net	$444,688	$572,428

Depreciation and amortization expense on property and equipment for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, was $128.3 million, $140.0 million and $138.1 million, respectively, which included depreciation for property and equipment under capital leases of $5.9 million, $6.6 million and $7.2 million, respectively. Machinery and equipment under capital leases was $36.1 million and $45.0 million as of January 2, 2010 and January 3, 2009, respectively.
In November 2008, the Company sold a closed distribution center and realized a gain of $14.3 million, which was recorded within SG&A in the Consolidated Statement of Operations.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5: GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all the intangible assets:

	Weighted Average
	Amortization
In thousands	Period	January 2, 2010	January 3, 2009
Amortized intangible assets:
Gross carrying amount:
Licensed trademarks (a)	—	$—	$32,154
Owned trademarks	5 years	1,000	1,000
Customer relationships	13 years	12,220	11,955
Merchandising rights (b)	4 years	35,025	49,888
Other	4 years	2,322	2,618

Subtotal	6 years	50,567	97,615

Accumulated amortization:
Licensed trademarks		—	(19,795)
Owned trademarks		(517)	(316)
Customer relationships		(3,426)	(2,375)
Merchandising rights		(23,488)	(30,019)
Other		(1,487)	(1,183)

Subtotal		(28,918)	(53,688)

Net:
Licensed trademarks		—	12,359
Owned trademarks		483	684
Customer relationships		8,794	9,580
Merchandising rights		11,537	19,869
Other		835	1,435

Total amortized intangible assets, net		21,649	43,927

Unamortized intangible assets:
Owned trademarks		209,580	207,340

Total intangible assets		$231,229	$251,267

(a)
The decrease in the balance reflected a non-cash impairment charge of $9.5 million recorded within the Company’s Partnered Brands segment related to the Company’s licensed trademark intangible asset associated with its licensed DKNY ® JEANS and DKNY ® ACTIVE brands.

(b)	The decrease in the balance included a non-cash impairment charge of $4.7 million recorded within the Company’s Partnered Brands segment primarily related to LIZ CLAIBORNE merchandising rights.
Amortization expense of intangible assets was $15.6 million, $15.2 million and $16.1 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.
The estimated amortization expense of intangible assets for the next five years is as follows:

Amortization
Expense
Fiscal Year	(In millions)
2010	$6.8
2011	4.7
2012	2.8
2013	1.3
2014	1.0

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The changes in carrying amount of goodwill for the year ended January 2, 2010 were as follows:

In thousands	Partnered Brands
Balance as of January 3, 2009	$—
Additional purchase price – Mac & Jac	2,785
Impairment charge	(2,785)

Balance as of January 2, 2010	$—

During 2009, the Company recorded $2.8 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac. As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the Company performed a step two goodwill impairment assessment, concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in its Partnered Brands segment.
NOTE 6: ACCRUED EXPENSES
Accrued expenses consisted of the following:

In thousands	January 2, 2010	January 3, 2009
Streamlining initiatives	$64,482	$27,541
Lease obligations	46,708	40,412
Payroll, bonuses and other employment related obligations	34,223	25,557
Taxes, other than taxes on income	26,293	24,036
Refund to Li & Fung	24,300	—
Employee benefits	20,546	39,527
Interest	13,483	12,395
Advertising	11,205	10,578
Acquisition related obligations	4,989	4,865
Fair value of derivatives	3,781	8,835
Other	93,278	107,845

	$343,288	$301,591

NOTE 7: INCOME TAXES
(Loss) income before (benefit) provision for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	January 2, 2010	January 3, 2009	December 29, 2007
United States	$(498,179)	$(475,337)	$(391,259)
International	94,504	(313,103)	(74,372)

Total	$(403,675)	$(788,440)	$(465,631)

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The (benefit) provision for income taxes was as follows:

	Fiscal Years Ended
In thousands	January 2, 2010	January 3, 2009	December 29, 2007
Current:
Federal	$(106,978)	$(157,761)	$26,709
Foreign	2,473	5,963	8,313
State and local	5,014	2,077	14,594

Total Current	(99,491)	(149,721)	49,616
Deferred:
Federal	(6,442)	119,743	(118,815)
Foreign	(1,413)	19,083	9
State and local	(2,269)	35,770	(30,554)

Total Deferred	(10,124)	174,596	(149,360)

	$(109,615)	$24,875	$(99,744)

Liz Claiborne, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax benefits and deferred income tax liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.
As discussed in Note 2 – Discontinued Operations, in 2008 the Company recorded a $16.2 million charge within loss on disposal of discontinued operations, net of income taxes, related to unfavorable discrete tax items consisting of previously recorded tax credits that will no longer be obtained.
The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Federal tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(0.4)	(4.8)	2.2
Goodwill and asset impairments	9.3	(17.3)	(13.0)
Increase in valuation allowance	(7.3)	(19.4)	(1.8)
Tax on unrecognized tax benefits	(2.3)	3.5	(2.1)
Rate differential on foreign income	(6.8)	0.9	(1.8)
Other, net	(0.3)	(1.1)	2.9

	27.2%	(3.2)%	21.4%

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of net deferred taxes arising from temporary differences as of January 2, 2010 and January 3, 2009 were as follows:

In thousands	January 2, 2010	January 3, 2009
Deferred tax assets:
Inventory valuation	$1,758	$2,044
Streamlining initiatives	17,593	10,269
Deferred compensation	2,060	8,391
Nondeductible accruals	62,253	18,857
Unrealized investment losses	6,824	3,786
Share-based compensation	18,585	15,397
Net operating loss carryforward	167,608	105,138
Tax credit carryforward	10,439	10,439
Goodwill	76,301	84,897
Other, net	22,475	27,885

Total deferred tax assets	385,896	287,103

Deferred tax liabilities:
Trademarks and other intangibles	(35,264)	(35,922)
Property and equipment	(24,017)	(27,421)

Total deferred tax liabilities	(59,281)	(63,343)

Less: Valuation allowance	(351,730)	(253,102)

Net deferred tax liability	$(25,115)	$(29,342)

As of January 2, 2010, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $128.8 million and $10.4 million, respectively, for federal income tax purposes that will reduce future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will expire in 2029 and 2018, respectively.
As of January 2, 2010, the Company and certain of its domestic subsidiaries recorded a $70.9 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that will reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2012.
As of January 2, 2010, certain of the Company’s foreign subsidiaries recorded a $75.4 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that will reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2013.
As of January 2, 2010, the Company and its subsidiaries recorded valuation allowances in the amount of $351.7 million due to the combination of (i) its recent history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. This represents a total increase in the valuation allowance of $98.6 million compared to the balance at January 3, 2009.
Income taxes receivable of $179.2 million and $116.4 million were included in Other current assets as of January 2, 2010 and January 3, 2009, respectively.
The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of January 2, 2010, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company adopted new accounting guidance related to uncertain income tax positions on December 31, 2006 (the first day of the 2007 fiscal year) and recorded a cumulative effect charge to retained earnings of $10.5 million. Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
In thousands	January 2, 2010	January 3, 2009	December 29, 2007
Balance as of beginning of period	$20,149	$75,206	$38,099
Increases from prior period positions	10,865	5,369	35,741
Decreases from prior period positions	(111)	(811)	(4,849)
Increases from current period positions	53,209	1,920	11,256
Decreases from current period positions	—	—	(763)
Decreases relating to settlements with taxing authorities	(538)	(43,972)	(4,064)
Reduction as a result of a lapse of the applicable statute of limitations	—	(17,563)	(214)

Balance as of end of period (a)	$83,574	$20,149	$75,206

(a)	As of January 2, 2010 and January 3, 2009, the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended January 2, 2010, the Company did not materially change its accrual for interest and penalties. For the year ended January 3, 2009, the Company decreased its accrual for interest and penalties by $19.3 million and $3.2 million, respectively and during the year ended December 29, 2007, the Company increased its accrual for interest and penalties by $16.0 million and $1.5 million, respectively. At January 2, 2010 and January 3, 2009, the accrual for interest and penalties was $3.1 million and $1.0 million, respectively.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $83.6 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $1.6 million and $2.9 million within the next 12 months due to either settlement or the expiration of the statute of limitations.
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
The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US and the Netherlands. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2005. As a result of the US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. The Company has been reviewed by the IRS for 2004 and 2005. The Company is no longer subject to income tax examination by the Dutch tax authorities for years before 2005.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various noncancelable operating lease agreements, which expire through 2025. Rental expense for 2009, 2008 and 2007 was $214.3 million, $224.6 million and $214.6 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.
The Company leases retail stores under leases with terms that are typically five or ten years. The Company amortizes rental abatements, construction allowances and other rental concessions classified as deferred rent, on a straight-line basis over the initial term of the lease. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors (i) a written renewal at the Company’s option or an automatic renewal; (ii) there is no minimum sales requirement that could impair the Company’s ability to renew; (iii) failure to renew would subject the Company to a substantial penalty and (iv) there is an established history of renewals in the format or location.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At January 2, 2010, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

								Long-Term
Fiscal Year	2010	2011	2012	2013	2014	Thereafter	Total	Interest	Principal
In millions
Capital Leases	$5.4	$5.3	$5.4	$4.9	$—	$—	$21.0	$1.3	$14.3
Operating Leases	214.0	196.4	180.2	145.6	125.1	383.2	1,244.5	—	—
Certain rental commitments have renewal options extending through the fiscal year 2037. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $30.2 million.
Sourcing
During the first quarter of 2009, the Company entered into an agreement with Li & Fung, whereby Li & Fung was appointed as the Company’s sourcing agent for all of the Company’s brands and products (other than jewelry). The Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC will result in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung sourcing arrangement. As a result, under the Company’s agreement with Li & Fung, the Company is required to refund $24.3 million of the closing payment received from Li & Fung, payable on or before April 15, 2010, with applicable late fees if paid after that date. Such amount was included in Accrued expenses at January 2, 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.
Acquisitions
On January 26, 2006, the Company acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May 2009, the Company paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year endings. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $2.0-$7.0 million, which will be accounted for as additional purchase price when paid.
On June 8, 1999, the Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and additional payments made from 2005 to 2009 totaling $65.0 million for 12.3% of the remaining equity of Lucky Brand. The Company acquired 0.4% of the equity of Lucky Brand in January of 2010 for a payment of $5.0 million. The Company recorded the present value of fixed amounts owed of $5.0 million in Accrued expenses. The remaining 2.3% of the original shares outstanding will be settled for an aggregate purchase price composed of the following two installments (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings, which the Company has accounted for as additional purchase price and (ii) a 2011 payment that will be based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment, which the Company estimates will be in the range of approximately $0-$5.0 million.
Licensing
The Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men’s and women’s sportswear, jeanswear and activewear products in the Western Hemisphere under the “DKNY ® Jeans” and “DKNY ® Active” marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the “DKNY ® Jeans” and “DKNY ® Active” products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 15-year period if certain sales thresholds are met.
In addition, the Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men’s sportswear in the United States, Puerto Rico, Canada and United States military post exchanges under the “DKNY ® Men’s” mark and logo. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the “DKNY ® Men’s” products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 5-year period if certain sales thresholds are met.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The above licenses are subject to minimum guarantees totaling $46.2 million and running through 2012; there is no maximum limit on the license fees paid by the Company.
Other
Macy’s, Inc. accounted for approximately 9.3%, 10.3% and 13.9% of net sales in 2009, 2008 and 2007, respectively. The Company does not believe that any concentration of credit risk represents a material risk of loss with respect to its financial position as of January 2, 2010.
On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1.0% of the lessor’s assets. The lease includes guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required. In October of 2010, the Company is required to communicate its intent to (i) purchase the underlying assets; (ii) refinance the synthetic lease; or (iii) remarket the leased property.
On October 19, 2009, the Company announced further consolidation of its warehouse operations, with the planned closure of its Rhode Island distribution facility, which is expected to occur on or about April 30, 2010. The Company estimates its present obligation under the terms of the synthetic lease will be $7.0 million for the Ohio and Rhode Island distribution facilities. That amount will be recognized in SG&A over the remaining estimated lease terms of these facilities.
On November 2, 2009, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.
At January 2, 2010, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $287.2 million.
The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Note 22 — Legal Proceedings).

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9: DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

	January 2,	January 3,
In thousands	2010	2009
5.0% Notes, due July 2013 (a)	$501,827	$485,582
6.0% Convertible Senior Notes, due June 2014 (b)	71,137	—
Revolving credit facility	66,507	234,400
Capital lease obligations	18,680	22,787
Other	—	870

Total debt	658,151	743,639
Less: Short-term borrowings (c)	70,868	110,219
Convertible Senior Notes (d)	71,137	—

Long-term debt	$516,146	$633,420

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)
The Company’s 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The January 2, 2010 amount represented principal of $90.0 million and an unamortized debt discount of $18.9 million.

(c)
At January 2, 2010, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases. Outstanding revolver borrowings were reflected as a current liability due to the requirement to repay such obligations with substantially all cash collected by the Company, in accordance with the Amended Agreement. Such requirement does not affect future borrowing ability or the final maturity date under the Amended Agreement.

(d)	The Convertible Notes were reflected as a current liability since they were convertible during the fourth quarter of 2009.
5.0% Notes
On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of B- from Standard & Poor’s (“S&P”) and Caa2 from Moody’s Investor Services, Inc. (“Moody’s”). A portion of the Notes is designated as a hedge of the Company’s net investment in a foreign subsidiary (see Note 11 — Derivative Instruments).
6.0% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of January 2, 2010, none of the Convertible Notes were converted.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $4.6 million for the year ended January 2, 2010.
Amended and Restated Revolving Credit Facility
On January 12, 2009, the Company completed an amendment to and an extension of its revolving credit agreement, and on May 12, 2009 and November 2, 2009, the Company completed further amendments to its revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $600.0 million or a borrowing base that is computed monthly and comprised primarily of eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $50.0 million. As a condition to the Amended Agreement, during 2009, the Company was required to and did repay amounts outstanding under its Amended Agreement with the receipt of tax refunds, which aggregated $99.8 million. Such repayments did not reduce future borrowing capacity or alter the maturity date of the facility. The amended and restated revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $300.0 million multi-currency revolving credit line and a $300.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.
The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make capital expenditures beyond agreed upon levels, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) contains a fixed charge coverage covenant which will be in effect only when availability under the amended and restated revolving credit facility fails to exceed $75.0 million on any date on or after the first day of the October fiscal month and prior to the first day of the December fiscal month, $120.0 million on any date from December 15 of a calendar year through January 30 of the following year or $90.0 million on any other date; (ii) contains a minimum availability covenant, which requires the Company to maintain availability of not less than $50.0 million (or, on any date on or after October 4, 2009 and prior to December 6, 2009, $45.0 million); (iii) contains a minimum LIBOR interest rate of 1.5% and adjusts certain interest rate spreads based upon availability; (iv) requires the application of substantially all cash collected, including any net proceeds received with respect to certain permitted disposals and acquisitions, to reduce outstanding borrowings under the Amended Agreement; (v) provides for the inclusion of an intangible asset value of $30.0 million in the borrowings base until the consummation of the sale of certain assets to JCPenney pursuant to the exercise by JCPenney of its purchase option under the JCPenney license agreement; (vi) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the JCPenney purchase option under the JCPenney license agreement; and (vii) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests. The requirement to use substantially all cash collections to repay outstanding borrowings under the Amended Agreement does not affect future borrowing ability or the final maturity date of the Amended Agreement.
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
The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.
As of January 2, 2010, the Company held a B3 corporate family debt rating and a Caa2 senior unsecured debt rating from Moody’s and a B corporate family debt rating and a B- senior unsecured debt rating from S&P.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of January 2, 2010, availability under the Company’s amended and restated revolving credit facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available
In thousands	Facility(a)	Base(a)	Borrowings	Issued	Capacity
Revolving credit facility (a)	$600,000	$326,189	$66,507	$37,785	$221,897

(a)	Availability under the Amended Agreement is the lesser of $600.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
Capital Lease
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 8 — Commitments and Contingencies).
NOTE 10: FAIR VALUE MEASUREMENTS
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the Company utilizes a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	January 2, 2010	January 3, 2009
Financial Assets:
Derivatives	$586	$2,424
Financial Liabilities:
Derivatives	$(3,781)	$(8,835)
The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 2, 2010:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses –
	Value as of	Reporting Date Using:			Year Ended
In thousands	January 2, 2010	Level 1	Level 2	Level 3	January 2, 2010
Property and equipment	$3,690	$—	$—	$3,690	$36,124
Intangible assets	—	—	—	—	14,222
Assets held for sale	15,070	—	—	15,070	2,472
As a result of the decision to exit certain operational retail formats, an impairment analysis was performed on the associated property and equipment. The Company determined that the carrying value of a portion of such assets exceeded their fair value. The impairments resulted from a decline in respective future anticipated cash flows of certain retail locations of: (i) KATE SPADE; (ii) LUCKY BRAND; (iii) Partnered Brands; (v) MEXX Europe and Canada; and (vi) JUICY COUTURE, as well as certain corporate and MEXX software and the Company’s Santa Fe Springs, California and Lincoln, Rhode Island distribution centers.
During 2009, the Company determined that the carrying value of the assets held for sale related to its closed Mt. Pocono distribution center exceeded the estimated fair value and recorded aggregate impairment charges of $2.5 million.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	January 2, 2010
In thousands	Fair Value	Carrying Value
5.0% Notes, due July 2013 (a)	$392,615	$501,827
6.0% Convertible Senior Notes, due June 2014 (a)	160,738	71,137
Revolving credit facility (b)	66,507	66,507

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rates; accordingly, its fair value approximates its carrying value.
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
NOTE 11: DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of January 2, 2010, the Company had Canadian currency collars maturing through July 2010 to sell 17.0 million Canadian dollars for $15.7 million. The Company also had forward contracts maturing through December 2010 to sell 22.5 million Canadian dollars for $20.4 million and to sell 54.8 million euro for $77.0 million.
The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments as of January 2, 2010 and January 3, 2009:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
January 2, 2010	Other current assets	$26,408	$586	Accrued expenses	$74,634	$3,091
January 3, 2009	Other current assets	34,702	2,313	Accrued expenses	134,109	8,789

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
January 2, 2010	Other current assets	$—	$—	Accrued expenses	$12,015	$690
January 3, 2009	Other current assets	12,758	111	Accrued expenses	3,701	46

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements for the years ended January 2, 2010, January 3, 2009 and December 29, 2007:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	OCI into Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Fiscal year ended January 2, 2010	$(7,113)	Cost of goods sold	$(4,181)	$(1,428)
Fiscal year ended January 3, 2009	(7,588)	Cost of goods sold	(11,646)	1,706
Fiscal year ended December 29, 2007	(11,694)	Cost of goods sold	(4,409)	(1,658)
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
The related translation (losses) gains recorded within Other comprehensive loss were $(9.4) million, $26.9 million and $(53.0) million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation loss of $6.5 million is reflected within Other (expense) income, net on the accompanying Consolidated Statement of Operations during the year ended January 2, 2010.
NOTE 12: STREAMLINING INITIATIVES
2009 Actions
In the first quarter of 2009, the Company entered into a long-term, sourcing agency agreement with Li & Fung. As a result, the Company’s international buying offices were integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action include lease terminations, property and equipment disposals and employee terminations and relocation and were completed during 2009. Expenses associated with this action are partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center, including staff eliminations and initiated actions to sell the facility.
Also, during the first quarter of 2009, the Company committed to a plan to close or repurpose its Lucky Brand Kids stores, although the Company will continue to offer associated merchandise through other channels. The action included lease terminations and staff reductions and was completed in the fourth quarter of 2009.
In August 2009, the Company initiated additional streamlining initiatives that will continue to impact all of its reportable segments and include continued rationalization of distribution centers and office space, store closures principally within its International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions are expected to be completed in by the end of the second quarter of 2010.
In connection with the license agreements with JCPenney and QVC (see Note 17 – Additional Financial Information), the Company expects to further consolidate office space and reduce staff in certain support functions. As a result, the Company may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are expected to be completed by the end of the second quarter of 2010.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continued to consolidate its warehouse operations, with the closure of its leased Santa Fe Springs, California distribution facility in January of 2010 and the planned closure of its Rhode Island distribution facility, which is expected to occur on or about April 30, 2010.
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
2007 Actions
During 2007, the Company began various streamlining initiatives, which resulted in: (i) realignment of its organization to a brand-centric structure; (ii) discontinuation or licensing of fourteen of the Company’s brands; and (iii) implementation of a more competitive cost structure, including cost savings through staff reductions, closing and consolidation of distribution facilities and office space, discretionary expense cuts, process re-engineering and supply chain cost rationalization.
For the years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company recorded pretax charges totaling $166.7 million, $111.8 million and $110.0 million, respectively, related to these initiatives.
The Company expects to pay approximately $57.0 million of accrued streamlining costs during 2010. A summary rollforward and components of the Company’s streamlining initiatives were as follows:

		Lease
	Payroll and	Termination	Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total
Balance at December 31, 2006	$14,422	$5,461	$—	$26	$19,909
2007 provision	49,764	20,719	33,366	6,103	109,952
2007 asset write-downs	—	—	(33,366)	—	(33,366)
Translation difference	604	171	—	15	790
2007 spending	(46,223)	(14,528)	—	(5,918)	(66,669)

Balance at December 29, 2007	18,567	11,823	—	226	30,616
2008 provision	45,570	33,479	21,466	11,296	111,811
2008 asset write-downs	—	—	(21,466)	—	(21,466)
Translation difference	634	(1,001)	—	(225)	(592)
2008 spending	(53,319)	(28,942)	—	(10,681)	(92,942)

Balance at January 3, 2009	11,452	15,359	—	616	27,427
2009 provision, net(a)(b)	75,718	33,558	44,062	13,343	166,681
2009 asset write-downs (b)	—	—	(44,062)	—	(44,062)
Translation difference	(518)	52	—	(1)	(467)
2009 spending	(53,956)	(25,207)	—	(6,754)	(85,917)

Balance at January 2, 2010	$32,696	$23,762	$—	$7,204	$63,662

(a)	Net of the receipt of $8.0 million from Li & Fung.

(b)	Assets write-downs included a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights (see Note 1 – Basis of Presentation and Significant Accounting Policies).

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments as follows:

	Fiscal Years Ended
In thousands	January 2, 2010	January 3, 2009	December 29, 2007

Domestic-Based Direct Brands	$50,167	$42	$1,897
International-Based Direct Brands	43,249	32,540	35,296
Partnered Brands	73,265	79,229	72,759

Total	$166,681	$111,811	$109,952

NOTE 13: SHARE-BASED COMPENSATION
The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described herein. The Company recognized share-based compensation expense of $8.7 million, $8.3 million and $19.1 million, excluding amounts related to discontinued operations, for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Share-based compensation expense related to discontinued operations was not significant for the periods presented.
Compensation expense for stock options and restricted stock awards is measured at fair value on the date of grant based on the number of shares granted. The fair value of stock options is estimated based on the binominal lattice pricing model; the fair value of restricted shares is based on the quoted market price on the date of the grant. Stock option expense is recognized using the straight-line attribution basis over the entire vesting period of the award. Restricted share, restricted share unit and performance share expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Expense is recognized net of estimated forfeitures.
Stock Plans
In March 1992, March 2000, March 2002 and March 2005, the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan” and the “2005 Plan” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a cashless exercise option, commonly referred to as a “broker-assisted exercise.” Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.
Awards under the 2000, 2002 and 2005 Plans may also be made in the form of dividend equivalent rights, restricted stock, unrestricted stock performance shares and restricted stock units. Exercise prices for awards under the 2000, 2002 and 2005 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the closing market value of the underlying shares on the date of grant.
The 2000 Plan provides for the issuance of up to 10,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. No awards may be granted under the 2000 Plan after March 9, 2010. The Company ceased issuing grants under the 1992 Plan in 2000; awards made there under prior to its termination remain in effect in accordance with their terms. The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 plan expires in 2012. The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 plan expires in 2015, but no performance-based awards may be granted after the fifth anniversary of the 2005 Plan’s adoption. As of January 2, 2010, 5,167,019 shares were available for future grant under the 2000, 2002 and 2005 Plans.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company delivers treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares and the exercise price of the options has been reflected on a first-in, first-out basis.
Stock Options
Stock options are issued at the current market price and have a three-year vesting period and a contractual term of 7-10 years. As of January 2, 2010, the Company has not changed the terms of any outstanding awards.
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Fiscal Years Ended
Valuation Assumptions:	January 2, 2010	January 3, 2009	December 29, 2007
Weighted-average fair value of options granted	$2.07	$3.50	$10.06
Expected volatility	48.7% to 74.8%	28.1% to 60.7%	23.1% to 39.5%
Weighted-average volatility	66.1%	36.4%	25.6%
Expected term (in years)	5.2	5.0	4.5
Dividend yield	0.00%	0.77%	0.63%
Risk-free rate	0.5% to 5.0%	0.8% to 5.1%	4.4% to 5.2%
Expected annual forfeiture	11.7%	12.7%	10.0%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2009, 2008 and 2007. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.
A summary of award activity under the Company’s stock option plans as of January 2, 2010 and changes therein during the fiscal year then ended are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In thousands)
Outstanding at January 3, 2009	5,359,319	$27.15	4.5	$819
Granted	2,135,500	3.54
Exercised	—	—		—
Cancelled/expired	(2,576,189)	22.61

Outstanding at January 2, 2010	4,918,630	$19.27	4.9	$4,736

Vested or expected to vest at January 2, 2010	4,412,522	$20.79	5.9	$3,686

Exercisable at January 2, 2010	2,137,905	$32.12	3.5	$4
The total intrinsic value of options exercised was insignificant for the fiscal year ended January 3, 2009. The total intrinsic value of options exercised for the fiscal year ended December 29, 2007 was $22.6 million.
As of January 2, 2010, there were approximately 2.8 million nonvested stock options with a weighted average exercise price of $9.40 and there was $4.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $4.3 million, $3.9 million and $19.0 million, respectively.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. As of January 2, 2010, the Company has not changed the terms of any outstanding awards. These shares generally vest 50% on the second anniversary date from the date of grant and 50% on the third anniversary date from the date of grant, with the exception of 83,500 outstanding awards granted to key executives in January 2004 that are scheduled to vest in January 2010.
The Company grants performance shares to certain of its employees, including the Company’s executive officers. Performance shares are earned based on the achievement of certain profit return on capital targets aligned with the Company’s strategy. In 2006, the Committee granted 166,500 performance shares to a group of key executives. As of January 2, 2010, 150,350 of such shares have vested and none remain outstanding. In 2007, the Committee granted performance shares which were evaluated based on 2009 performance with the number of shares to be earned ranging from 0 to 150% of the target amount, or 190,000 shares. Based on 2009 performance, these shares were deemed unearned and cancelled. In 2008, the Committee granted performance shares which are evaluated based on the 2008 and 2010 performance period. The number of shares to be earned upon vesting in 2011 can range from 0 to 200% of the target amount, or 609,000 shares. The shares which were contingently issuable based on 2008 performance were deemed not earned and cancelled. As of January 2, 2010, the Company does not expect a significant number of the remaining performance shares granted in 2008 to vest, which is reflected within the Company’s estimated forfeitures.
Each of the Company’s non-employee Directors receives an annual grant of shares of common stock with a value of $100,000 as part of an annual retainer for serving on the Board of Directors, with the exception of the Chairman of the Board who receives an annual grant of shares of common stock with a value of $175,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions.
A summary of award activity under the Company’s restricted stock plans as of January 2, 2010 and changes therein during the fiscal year then ended are as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested stock at January 3, 2009 (a)(b)	2,163,108	$21.38
Granted	117,500	3.26
Vested	(339,650)	30.10
Cancelled (a)(b)	(808,102)	21.81

Nonvested stock at January 2, 2010 (b)	1,132,856	$16.58

Expected to vest as of January 2, 2010	769,701	$17.46

(a)
In the third quarter of 2007, performance shares were granted to a group of key executives. These shares were subject to certain service and performance conditions to be measured as of the fiscal 2009 year-end. Based on 2009 performance, the shares were deemed unearned and cancelled.

(b)
In the second and third quarters of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions, a portion of which were measured as of fiscal 2008 year-end and the remainder will be measured at fiscal 2010 year-end. The shares which were contingently issuable based on 2008 performance were deemed not earned and cancelled. The ultimate amount of shares measured at fiscal 2010 year-end earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 — 200% of target.

The weighted average grant date fair value of restricted shares granted in the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $3.26, $13.30 and $40.36, respectively.
As of January 2, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. The expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $10.2 million, $12.5 million and $20.2 million, respectively.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14: PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS
The Company maintains qualified defined contribution plans for its eligible employees. These plans allow deferred arrangements under section 401(k) of the Internal Revenue Code and may provide for employer-matching contributions. One such plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2009, 2008 or 2007.
The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was not significant in 2009 and amounted to $5.0 million and $4.4 million in 2008 and 2007, respectively. The Company announced the suspension of the 401(k) match in May 2009.
The Company has a non-qualified supplemental retirement plan for certain employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an employee under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain employees to defer up to 50% of their base salary and up to 100% of their annual bonus. The Company established an irrevocable “rabbi” trust to which the Company makes periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors.
NOTE 15: STOCKHOLDER RIGHTS PLAN
In December 1998, the Company adopted a Stockholder Rights Plan to replace the then expiring plan originally adopted in December 1988. Under the plan, one preferred stock purchase right was attached to each share of common stock outstanding. If any person or group (referred to as an “Acquiring Person”) became the beneficial owner of 15.0% or more of the Company’s common stock (20.0% or more in the case of certain acquisitions by institutional investors), each right, other than rights held by the Acquiring Person, would become exercisable for common stock having a market value of twice the exercise price of the right. If after anyone became an Acquiring Person or if the Company or 50.0% or more of its assets were acquired in a merger, sale or other business combination, each right (other than voided rights) would become exercisable for common stock of the acquirer having a market value of twice the exercise price of the right. On December 21, 2009, the Stockholder Rights Plan expired.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16: EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Fiscal Years Ended
In thousands, except per share data	January 2, 2010	January 3, 2009	December 29, 2007
Loss from continuing operations	$(294,060)	$(813,315)	$(365,887)
Net (loss) income attributable to the noncontrolling interest	(681)	252	516

Loss from continuing operations attributable to Liz Claiborne, Inc.	(293,379)	(813,567)	(366,403)
Loss from discontinued operations, net of income taxes	(12,350)	(138,244)	(6,395)

Net loss attributable to Liz Claiborne, Inc.	$(305,729)	$(951,811)	$(372,798)

Basic weighted average shares outstanding (a)	93,880	93,606	99,800
Stock options and nonvested shares (a)(b)(c)	—	—	—
Convertible Notes(c)	—	—	—

Diluted weighted average shares outstanding (a)	93,880	93,606	99,800

Loss per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(3.13)	$(8.69)	$(3.68)
Loss from discontinued operations	(0.13)	(1.48)	(0.06)

Net loss attributable to Liz Claiborne, Inc.	$(3.26)	$(10.17)	$(3.74)

(a)
Because the Company incurred a loss from continuing operations for all years presented, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, approximately 4.9 million, 5.4 million and 4.6 million outstanding stock options, respectively, and approximately 1.0 million, 1.5 million and 1.3 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.2 million, 0.7 million and 0.2 million nonvested shares for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the year ended January 2, 2010, approximately 2.1 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

NOTE 17: ADDITIONAL FINANCIAL INFORMATION
Licensing-Related Transactions
In October 2009, the Company entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney will only use designs provided or approved by the Company. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement are anticipated to commence in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to the Company of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
The Company also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of the Company’s trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC will merchandise and source the product and the Company will provide brand management oversight. The agreement provides for the payment to the Company of a royalty based on net sales.

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
Other Expense, Net
Other expense, net primarily consisted of (i) the impact of the partial dedesignation of the hedge of the Company’s investment in euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $6.5 million on the Company’s euro-denominated notes within earnings in 2009; and (ii) foreign currency transaction gains (losses) of $2.0 million, $(5.4) million and $(3.7) million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.
Consolidated Statements of Cash Flows Supplementary Disclosures
During the years ended January 2, 2010 and January 3, 2009, the Company received net income tax refunds of $99.8 million and $19.2 million, respectively and made income tax payments of $63.7 million for the year ended December 29, 2007. During the years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company made interest payments of $42.7 million, $56.8 million and $49.6 million, respectively. As of January 2, 2010, January 3, 2009 and December 29, 2007, the Company accrued capital expenditures totaling $3.3 million, $11.2 million and $14.0 million, respectively.
During the year ended January 2, 2010, the Company received a payment of $75.0 million from Li & Fung related to a sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Consolidated Statement of Cash Flows.
During 2009, the Company made business acquisition payments of $8.8 million, which included (i) $5.0 million related to the Lucky Brand acquisition; and (ii) $3.8 million related to earn-out provisions of the Mac & Jac acquisition. During 2008, the Company made business acquisition payments of $100.4 million, which included (i) $95.4 million related to earn-out provisions of the Juicy Couture acquisition; and (ii) $5.0 million related to the Lucky Brand acquisition. During 2007, the Company made business acquisition payments of $34.3 million, which consisted primarily of (i) $19.9 million related to earn-out provisions of the Juicy Couture acquisition; (ii) $10.0 million related to the Lucky Brand acquisition; and (iii) $3.4 million related to the acquisition of Kate Spade.
NOTE 18: SEGMENT REPORTING
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its five operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:
•
Domestic-Based Direct Brands segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•
International-Based Direct Brands segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX, the Company’s international, retail-based operating segment.

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI, and the Company’s licensed DKNY ® JEANS, DKNY ® ACTIVE and DKNY ® MENS brands.

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

			Depreciation
			and	Operating			Expenditures
			Amortization	(Loss)		Segment	for Long-
Dollars in thousands	Net Sales	% to Total	Expense	Income	% of Sales	Assets(i)	Lived Assets
Fiscal Year Ended January 2, 2010
Domestic-Based Direct Brands (a)	$1,120,664	37.2%	$48,075	$(25,425)	(2.3)%	$640,240	$37,362
International-Based Direct Brands (b)	831,889	27.6%	36,234	(137,625)	(16.5)%	403,828	13,071
Partnered Brands (c)	1,059,306	35.2%	79,255	(171,534)	(16.2)%	533,661	30,960

Totals	$3,011,859	100.0%	$163,564	$(334,584)	(11.1)%		$81,393

Fiscal Year Ended January 3, 2009
Domestic-Based Direct Brands(d)	$1,207,400	30.3%	$40,147	$(331,456)	(27.5)%	$614,797	$205,820
International-Based Direct Brands (e)	1,202,900	30.2%	45,839	(283,600)	(23.6)%	628,044	34,215
Partnered Brands (f)	1,574,646	39.5%	72,100	(118,724)	(7.5)%	624,719	54,611

Totals	$3,984,946	100.0%	$158,086	$(733,780)	(18.4)%		$294,646

Fiscal Year Ended December 29, 2007
Domestic-Based Direct Brands	$1,005,927	22.6%	$28,760	$130,834	13.0%		$106,370
International-Based Direct Brands (g)	1,251,946	28.2%	50,353	75,094	6.0%		54,821
Partnered Brands (h)	2,183,842	49.2%	77,457	(625,428)	(28.6)%		52,979

Totals	$4,441,715	100.0%	$156,570	$(419,500)	(9.4)%		$214,170

(a)	The Domestic-Based Direct Brands segment operating loss included charges totaling $50.2 million related to streamlining initiatives.

(b)	The International-Based Direct Brands segment operating loss included charges totaling $43.2 million related to streamlining initiatives.

(c)
The Partnered Brands segment operating loss included non-cash impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $68.8 million related to streamlining initiatives (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights).

(d)
The Domestic-Based Direct Brands segment operating loss included a non-cash impairment charge of $382.4 million related to the impairment of goodwill (see Note 1 – Basis of Presentation and Significant Accounting Policies).

(e)
The International-Based Direct Brands segment operating loss included a non-cash impairment charge of $300.7 million related to the impairment of goodwill (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $32.5 million related to streamlining initiatives.

(f)
The Partnered Brands segment operating loss included a non-cash impairment charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $79.2 million related to streamlining initiatives. The Partnered Brands segment operating loss also included a $14.3 million gain associated with the sale of a distribution center.

(g)	The International-Based Direct Brands segment operating income included charges totaling $35.3 million related to streamlining initiatives.

(h)
The Partnered Brands segment operating loss included non-cash impairment charges of $450.8 million related to the impairment of goodwill and $36.3 million related to the Company’s former Ellen Tracy trademark (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $72.8 million related to streamlining initiatives.

(i)	Amounts exclude unallocated Corporate assets of $13.1 million and $37.9 million at January 2, 2010 and January 3, 2009, respectively, and assets held for sale of $15.1 million at January 2, 2010.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GEOGRAPHIC DATA

			Depreciation
			and	Operating			Expenditures
			Amortization	(Loss)		Segment	for Long-
Dollars in thousands	Net Sales	% to Total	Expense	Income	% of Sales	Assets(g)	Lived Assets
Fiscal Year Ended January 2, 2010
Domestic (a)	$2,018,055	67.0%	$112,248	$(185,625)	(9.2)%	$877,429	$24,947
International (b)	993,804	33.0%	51,316	(148,959)	(15.0)%	700,300	56,446

Totals	$3,011,859	100.0%	$163,564	$(334,584)	(11.1)%		$81,393

Fiscal Year Ended January 3, 2009
Domestic (c)	$2,570,253	64.5%	$102,652	$(440,002)	(17.1)%	$1,047,363	$256,791
International (d)	1,414,693	35.5%	55,434	(293,778)	(20.8)%	820,197	37,855

Totals	$3,984,946	100.0%	$158,086	$(733,780)	(18.4)%		$294,646

Fiscal Year Ended December 29, 2007
Domestic (e)	$2,962,443	66.7%	$99,242	$(468,531)	(15.8)%		$145,989
International (f)	1,479,272	33.3%	57,328	49,031	3.3%		68,181

Totals	$4,441,715	100.0%	$156,570	$(419,500)	(9.4)%		$214,170

(a)
The Domestic operating loss included: (i) charges totaling $114.7 million related to streamlining initiatives (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights) and (ii) non-cash impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets (see Note 1 – Basis of Presentation and Significant Accounting Policies).

(b)	The International operating loss included charges totaling $47.5 million related to streamlining initiatives.

(c)
The Domestic operating loss included (i) non-cash impairment charges of $382.4 million related to the impairment of goodwill and $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 – Basis of Presentation and Significant Accounting Policies) and (ii) charges totaling $77.8 million related to streamlining initiatives. The Domestic operating loss also included a $14.3 million gain associated with the sale of a distribution center.

(d)
The International operating loss included a non-cash impairment charge of $300.7 million related to the impairment of goodwill (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $34.0 million related to streamlining initiatives.

(e)
The Domestic operating loss included non-cash pretax impairment charges of $450.8 million related to the impairment of goodwill and $36.3 million related to the Company’s former Ellen Tracy trademark (see Note 1 – Basis of Presentation and Significant Accounting Policies) and charges totaling $69.4 million related to streamlining initiatives.

(f)	The International operating income included charges totaling $40.6 million related to streamlining initiatives.

(g)	Amounts exclude unallocated Corporate assets of $13.1 million and $37.9 million at January 2, 2010 and January 3, 2009, respectively, and assets held for sale of $15.1 million at January 2, 2010.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is comprised of the effects of foreign currency translation, losses on cash flow hedging derivatives and changes in unrealized gains and losses on securities, as detailed below:

In thousands	January 2, 2010	January 3, 2009
Cumulative translation adjustment, net of income taxes of $7,129 and $18,115, respectively	$(64,148)	$(63,022)
Losses on cash flow hedging derivatives, net of income taxes of $1,833 and $1,318, respectively	(5,564)	(3,147)
Unrealized gains (losses) on securities, net of income taxes of $0 and $0, respectively	341	(547)

Accumulated other comprehensive loss, net of income taxes	$(69,371)	$(66,716)

As discussed in Note 11 – Derivative Instruments, the Company hedges its net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. The foreign currency translation gains and losses that are recognized on the euro-denominated bonds and certain other instruments are accounted for as a component of Accumulated other comprehensive loss. As of January 2, 2010 and January 3, 2009, the Company recorded a tax benefit of $7.1 million and $18.1 million, respectively, related to such foreign currency transaction gains and losses in the Cumulative translation adjustment account in Accumulated other comprehensive loss.
NOTE 20: RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, new accounting guidance on consolidation was issued, which revises how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company must determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. In addition, the new accounting guidance addresses the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The new accounting guidance became effective beginning on January 3, 2010, the first day of the Company’s 2010 fiscal year. The new accounting guidance did not have an impact on the Company’s consolidated financial statements.
NOTE 21: RELATED PARTY TRANSACTIONS
On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the Kate Spade brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of January 2, 2010, the Company recorded $7.4 million related to its investment in the equity investee, which is included in Other non-current assets in the accompanying Consolidated Balance Sheet. In the first quarter of 2010, the Company expects to advance $4.0 million to KSJ. The impact of the Company’s equity in earnings of KSJ was insignificant in 2009.
During 2009, 2008 and 2007, the Company paid the law firm Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, fees of $1.2 million, $1.3 million and $0.8 million, respectively, in connection with legal services provided to the Company. The 2009 amount represents less than one percent of such firm’s 2009 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.
During 2007, the Company leased a certain office facility from Amex Property B.V. (“Amex”), a company whose principal owner is Rattan Chadha, former President and Chief Executive Officer of MEXX. The space housed certain offices of the Mexx Group B.V. in Voorschoten, Netherlands. The rental paid to Amex during fiscal year 2007 was $0.7 million, excluding a $1.6 million charge to terminate the lease in 2007.
The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 22: LEGAL PROCEEDINGS
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arise from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint seeks an award of $100.0 million in compensatory damages plus punitive damages. The Company believes the allegations in the complaint are without merit and intends to defend this lawsuit vigorously.
The Company’s previously owned Augusta, Georgia facility became listed during 2004 on the State of Georgia’s Hazardous Site Inventory of environmentally impacted sites due to the detection of certain chemicals at the site. In November 2005, the Georgia Department of Natural Resources requested that the Company submit a compliance status report and compliance status certification regarding the site. The Company submitted the requested materials in the second quarter of 2006. In October 2006, the Company received a letter from the Department of Natural Resources requesting that the Company provide additional information and perform additional tests to complete the compliance status report, which was previously submitted. Additional testing was completed and the Company submitted the results in the second quarter of 2007. The Georgia Department of Natural Resources reviewed the Company’s submission and requested certain modifications to the response and some minimal additional testing. The Company submitted the modified response and additional testing results. The Georgia Department of Natural Resources reviewed the Company’s modified response and additional testing results and in the first quarter of 2009, notified the Company that it required additional information to complete the Company’s compliance status report submission. In June 2009, the Company submitted a revised compliance status report to address the Georgia Department of Natural Resources’ requests and based on the testing results, the Company requested that the site be removed from the Hazardous Sites Inventory. On December 22, 2009, the Georgia Department of Natural Resources advised the Company that it had completed the compliance status report and that the site had been designated as needing no further action and that it was removed from the State of Georgia’s Hazardous Site Inventory.
The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.
NOTE 23: UNAUDITED QUARTERLY RESULTS
Unaudited quarterly financial information for 2009 and 2008 is set forth in the table below.

In thousands, except per	March				June				September				December
share data	2009		2008		2009		2008		2009		2008		2009		2008
Net sales	$779,665		$1,095,374		$683,770		$963,430		$769,619		$1,014,969		$778,805		$911,173
Gross profit	348,823		527,051		326,389		460,010		348,843		500,354		373,695		415,885
Loss from continuing operations (a)	(87,333	)(c)	(7,659	)(d)	(76,745	)(e)	(13,825	)(f)	(87,794	)(g)	(9,398	)(h)	(42,188	)(i)	(782,433	)(j)
(Loss) income from discontinued operations, net of income taxes	(4,415)		(23,265)		(5,375)		(9,322)		(2,918)		(59,306)		358		(46,351)

Net loss (a)	(91,748)		(30,924)		(82,120)		(23,147)		(90,712)		(68,704)		(41,830)		(828,784)

Net loss attributable to Liz Claiborne, Inc. (a)	$(91,379)		$(31,021)		$(82,106)		$(23,163)		$(90,541)		$(68,725)		$(41,703)		$(828,902)

Basic and diluted earnings per share: (a) (b)
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(0.93)		$(0.08)		$(0.82)		$(0.15)		$(0.93)		$(0.10)		$(0.45)		$(8.36)
(Loss) income from discontinued operations	(0.04)		(0.25)		(0.05)		(0.10)		(0.03)		(0.63)		—		(0.49)

Net loss attributable to Liz Claiborne, Inc.	$(0.97)		$(0.33)		$(0.87)		$(0.25)		$(0.96)		$(0.73)		$(0.45)		$(8.85)

Dividends paid per common share	$—		$0.06		$—		$0.06		$—		$0.06		$—		$0.06

Liz Claiborne, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, the Company adopted new accounting guidance regarding noncontrolling interests in Consolidated Financial Statements on January 4, 2009. Accordingly, the noncontrolling interest previously presented as a component of Other expense, net has been reclassified to conform to the current year presentation.

(b)
Because the Company incurred a loss from continuing operations in all periods presented, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(c)	Included pretax expenses related to streamlining initiatives of $33.3 million and a non-cash impairment charge of $1.9 million related to goodwill.

(d)	Included pretax expenses related to streamlining initiatives of $37.5 million.

(e)	Included pretax expenses related to streamlining initiatives of $15.4 million and a non-cash impairment charge of $0.9 million related to goodwill.

(f)	Included pretax expenses related to streamlining initiatives of $21.5 million.

(g)	Included pretax expenses related to streamlining initiatives of $26.5 million.

(h)	Included pretax expenses related to streamlining initiatives of $23.6 million and a non-cash impairment charge of $10.0 million related to the Company’s Villager, Crazy Horse and Russ trademark.

(i)
Included (i) pretax expenses related to streamlining initiatives of $87.0 million (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights); (ii) non-cash pretax impairment charges of $14.2 million related to other intangible assets; and (iii) a tax benefit of $103.8 million primarily attributable to a Federal law change allowing for the Company’s 2008 or 2009 domestic losses to be carried back for five years.

(j)
Included (i) non-cash goodwill impairment charges aggregating $683.1 million; (ii) charges of $29.2 million related to streamlining initiatives; and (iii) a $14.3 million gain associated with the sale of a distribution center.

NOTE 24: SUBSEQUENT EVENTS
On January 8, 2010, the Company entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”) pursuant to which up to 38 Liz Canada store leases will be assigned and title to certain property and equipment will be transferred to Laura Canada, in each case, subject to the satisfaction of certain conditions. The Company expects to recognize a pretax charge of approximately $12.0 million related to this transaction in the first quarter of 2010.

Liz Claiborne, Inc. and Subsidiaries
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning	to Costs and	Charged to			Balance at
In thousands	of Period	Expenses	Other Accounts	Deductions		End of Period

YEAR ENDED JANUARY 2, 2010

Accounts receivable — allowance for doubtful accounts	$16,925	$20,299	$—	$11,649	(a)	$25,575
Allowance for returns	32,951	154,452	—	163,630		23,773
Allowance for discounts	4,699	30,450	—	32,481		2,668
Deferred tax valuation allowance	253,102	98,628	—	—		351,730

YEAR ENDED JANUARY 3, 2009

Accounts receivable — allowance for doubtful accounts	$6,074	$14,340	$—	$3,489	(a)	$16,925
Allowance for returns	50,288	205,187	—	222,524		32,951
Allowance for discounts	7,018	49,534	—	51,853		4,699
Deferred tax valuation allowance	8,322	244,780	—	—		253,102

YEAR ENDED DECEMBER 29, 2007

Accounts receivable — allowance for doubtful accounts	$4,470	$3,323	$—	$1,719	(a)	$6,074
Allowance for returns	42,495	237,839	—	230,046		50,288
Allowance for discounts	9,787	73,673	—	76,442		7,018
Deferred tax valuation allowance	—	8,322	—	—		8,322

(a)	Uncollectible accounts written off, less recoveries.