Form 10-Q
period 2010-04-03
CLAIBORNE LIZ INC
filed 2010-05-06
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 26, 2010 was 94,500,030.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
April 3, 2010

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•
our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our amended and restated revolving credit facility, which may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash;

•	general economic conditions in the United States, Europe and other parts of the world;
•	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;
•	continued restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;
•	changes in the cost of raw materials, labor, advertising and transportation;
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

•	the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;
•	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;
•	risks associated with our agreement with Li & Fung Limited, which results in a single foreign buying/sourcing agent for a significant portion of our products;
•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, to which our international operations are subject;
•
our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products but political activity seeking to re-impose quota has been initiated or threatened;

•	our exposure to domestic and foreign currency fluctuations;
•	limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and
•	the outcome of current and future litigations and other proceedings in which we are involved, which may have a material adverse effect on our results of operations and cash flows.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” in this report as well as in our 2009 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 3, 2010		April 4, 2009
	(Unaudited)	January 2, 2010	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,127	$20,372	$41,457
Accounts receivable — trade, net	252,799	263,508	384,186
Inventories, net	313,033	319,713	436,131
Deferred income taxes	407	769	8,116
Other current assets	113,022	267,499	119,575
Assets held for sale	15,070	15,070	16,649

Total current assets	707,458	886,931	1,006,114

Property and Equipment, Net	417,896	444,688	524,796
Intangibles, Net	229,843	231,229	249,244
Deferred Income Taxes	8,543	7,565	2,164
Other Assets	32,738	35,490	32,986

Total Assets	$1,396,478	$1,605,903	$1,815,304

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$34,733	$70,868	$267,966
Convertible Senior Notes	71,960	71,137	—
Accounts payable	124,075	144,942	174,660
Accrued expenses	286,042	343,288	260,925
Income taxes payable	2,565	5,167	2,673
Deferred income taxes	7,164	7,150	—

Total current liabilities	526,539	642,552	706,224

Long-Term Debt	484,224	516,146	485,929
Other Non-Current Liabilities	193,550	201,027	165,052
Deferred Income Taxes	27,311	26,299	38,422
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	327,316	319,326	294,845
Retained earnings	1,597,478	1,669,316	1,883,687
Accumulated other comprehensive loss	(55,179)	(69,371)	(64,905)

	2,046,052	2,095,708	2,290,064
Common stock in treasury, at cost 81,935,665, 81,488,984 and 81,361,036 shares	(1,884,271)	(1,879,160)	(1,874,030)

Total Liz Claiborne, Inc. stockholders’ equity	161,781	216,548	416,034
Noncontrolling interest	3,073	3,331	3,643

Total stockholders’ equity	164,854	219,879	419,677

Total Liabilities and Stockholders’ Equity	$1,396,478	$1,605,903	$1,815,304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
	(13 Weeks)	(13 Weeks)

Net Sales	$608,478	$775,301

Cost of goods sold	326,257	428,310

Gross Profit	282,221	346,991

Selling, general & administrative expenses	348,265	421,456

Goodwill impairment	—	1,898

Operating Loss	(66,044)	(76,363)

Other income, net	19,793	5,913

Interest expense, net	(15,452)	(13,882)

Loss Before Provision for Income Taxes	(61,703)	(84,332)

Provision for income taxes	1,584	1,260

Loss from Continuing Operations	(63,287)	(85,592)

Discontinued operations, net of income taxes	(8,751)	(6,156)

Net Loss	(72,038)	(91,748)

Net loss attributable to the noncontrolling interest	(258)	(369)

Net Loss Attributable to Liz Claiborne, Inc.	$(71,780)	$(91,379)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(0.67)	$(0.91)
Net Loss Attributable to Liz Claiborne, Inc.	$(0.76)	$(0.97)

Weighted Average Shares, Basic	94,170	93,771
Weighted Average Shares, Diluted	94,170	93,771
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
	(13 Weeks)	(13 Weeks)
Cash Flows from Operating Activities:
Net loss	$(72,038)	$(91,748)
Adjustments to arrive at loss from continuing operations	8,751	6,156

Loss from continuing operations	(63,287)	(85,592)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,571	38,262
Impairment of goodwill	—	1,898
Loss on asset disposals and impairments, including streamlining initiatives	2,016	9,318
Share-based compensation	1,772	1,894
Foreign currency gains, net	(19,023)	—
Other, net	161	(57)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable — trade, net	4,907	(45,111)
Decrease in inventories, net	5,364	24,354
(Increase) decrease in other current and non-current assets	(3,829)	10,281
Decrease in accounts payable	(18,594)	(31,063)
(Decrease) increase in accrued expenses and other non-current liabilities	(60,029)	28,058
Net change in income tax assets and liabilities	160,397	101,487
Net cash provided by (used in) operating activities of discontinued operations	714	(7,895)

Net cash provided by operating activities	47,140	45,834

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,612)	(18,659)
Payments for purchases of businesses	(5,000)	(5,000)
Payments for in-store merchandise shops	(401)	(1,225)
Investments in and advances to equity investee	(4,033)	—
Other, net	(32)	309
Net cash used in investing activities of discontinued operations	(484)	—

Net cash used in investing activities	(19,562)	(24,575)

Cash Flows from Financing Activities:
Short-term borrowings, net	(34,614)	27,958
Principal payments under capital lease obligations	(1,066)	(1,066)
Payment of deferred financing fees	(2,028)	(26,651)

Net cash (used in) provided by financing activities	(37,708)	241

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,885	(5,474)

Net Change in Cash and Cash Equivalents	(7,245)	16,026
Cash and Cash Equivalents at Beginning of Period	20,372	25,431

Cash and Cash Equivalents at End of Period	$13,127	$41,457

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands, except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. Information presented as of January 2, 2010 is derived from audited financial statements.
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

On January 8, 2010, the Company entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which includes the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.
During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center. Certain assets associated with such distribution center were segregated and reported as held for sale on the accompanying Condensed Consolidated Balance Sheets.
The activities of the Company’s former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and the retail operations of the Company’s former Ellen Tracy brand and its LIZ CLAIBORNE Canada stores have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either did not represent operations and cash flows that could be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 2 — Discontinued Operations.
In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. Management has evaluated events or transactions that have occurred from the balance sheet date through the date the Company issued these financial statements.
NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2010 fiscal year, ending January 1, 2011, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2009 fiscal year reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.
PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.
USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2010, there have been no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 3, 2010, the first day of fiscal year 2010, the Company adopted new accounting guidance on fair value measurements. The new accounting guidance requires (i) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for such transfers and (ii) separate presentation of purchases, sales, issuances and settlements for significant unobservable inputs (Level 3). The new accounting guidance also clarifies the disclosure requirements about the inputs and valuation techniques for Level 2 or Level 3 fair value measurements. The adoption of the new accounting guidance did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 — Fair Value Measurements.
OTHER MATTERS
The Company has been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and the first quarter of 2010. Although consumer spending may not return to pre-2008 levels for an extended period of time and unemployment levels remain high, the Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion, as overall global economic conditions reveal evidence of improvement. The Company will also continue to carefully manage liquidity and spending. Projected 2010 capital expenditures are approximately $90.0 million (from $72.6 million in 2009).

The Company’s 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2010 and are convertible during the second quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 8 — Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if the Company’s 5.0% 350.0 million euro Notes due July 2013 and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
During the first quarter of 2010, the Company received $164.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change allowing 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the previous amended and restated revolving credit agreement, the Company repaid amounts outstanding thereunder with the amount of such refunds.
Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands (see Note 13 — Additional Financial Information); (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and the Company’s 350.0 million euro Notes.

2. DISCONTINUED OPERATIONS
Since 2007, the Company has completed various disposal transactions including (i) its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in a single transaction on October 4, 2007; (ii) certain assets and liabilities of its former C&C California and Laundry by Design brands on February 4, 2008; (iii) substantially all of the assets and liabilities of its former prAna brand on April 4, 2008; (iv) the assets and liabilities of its former Ellen Tracy brand on April 10, 2008; (v) certain assets related to its interest in the Narciso Rodriguez brand and the termination of certain agreements entered in connection with the acquisition of such brand on October 7, 2008; and (vi) certain assets and liabilities of its former Enyce brand on October 20, 2008.
On January 8, 2010, the Company entered into an agreement with Laura Canada, which includes the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.
The Company recorded pretax charges of $10.1 million ($6.8 million, net of income taxes) and $1.4 million during the three months ended April 3, 2010 and April 4, 2009, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. The net loss on disposal of discontinued operations in the three months ended April 3, 2010 included $3.3 million of tax benefits for an expected refund of previously paid taxes.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consisted of Property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center.
Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
In thousands	(13 Weeks)	(13 Weeks)

Net sales	$5,403	$5,160

Loss before benefit for income taxes	$(2,679)	$(4,762)

Benefit for income taxes	(737)	—

Loss from discontinued operations, net of income taxes	$(1,942)	$(4,762)

Loss on disposal of discontinued operations, net of income taxes	$(6,809)	$(1,394)

3. STOCKHOLDERS’ EQUITY
Activity for the three months ended April 3, 2010 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest
Balance as of January 2, 2010	$319,326	$1,669,316	$(1,879,160)	$3,331
Net loss	—	(71,780)	—	(258)
Restricted shares issued, net of cancellations and shares withheld for taxes	6,233	—	(5,162)	—
Share-based compensation	1,772	—	—	—
Dividend equivalent units vested	(15)	(58)	51	—

Balance as of April 3, 2010	$327,316	$1,597,478	$(1,884,271)	$3,073

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

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized losses on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
In thousands	(13 Weeks)	(13 Weeks)

Net loss	$(72,038)	$(91,748)
Other comprehensive loss, net of income taxes:
Change in cumulative translation adjustment	24,822	(13,489)
Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $(689) and $0, respectively	(18,186)	12,109
Change in unrealized losses on available-for-sale securities, net of income taxes of $0 and $0, respectively	—	(77)
Change in fair value of cash flow hedges, net of income taxes of $874 and $(166), respectively	7,556	3,268

Comprehensive loss	(57,846)	(89,937)
Comprehensive loss attributable to the noncontrolling interest	258	369

Comprehensive loss attributable to Liz Claiborne, Inc.	$(57,588)	$(89,568)

Accumulated other comprehensive loss consisted of the following:

In thousands	April 3, 2010	January 2, 2010	April 4, 2009
Cumulative translation adjustment, net of income taxes of $7,818, $7,129 and $18,115, respectively	$(57,512)	$(64,148)	$(64,402)
Unrealized gains (losses) on cash flow hedging derivatives, net of income taxes of $959, $1,833 and $1,152, respectively	1,992	(5,564)	121
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	341	341	(624)

Accumulated other comprehensive loss, net of income taxes	$(55,179)	$(69,371)	$(64,905)

4. INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	April 3, 2010	January 2, 2010	April 4, 2009
Raw materials	$4,652	$5,896	$22,767
Work in process	41	773	3,413
Finished goods	308,340	313,044	409,951

Total inventories, net	$313,033	$319,713	$436,131

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	April 3, 2010	January 2, 2010	April 4, 2009
Land and buildings	$70,814	$69,235	$69,300
Machinery and equipment	308,660	312,444	335,098
Furniture and fixtures	264,419	274,235	268,204
Leasehold improvements	521,310	529,281	542,830

	1,165,203	1,185,195	1,215,432
Less: Accumulated depreciation and amortization	747,307	740,507	690,636

Total property and equipment, net	$417,896	$444,688	$524,796

Depreciation and amortization expense on property and equipment for the three months ended April 3, 2010 and April 4, 2009 was $28.7 million and $31.3 million, respectively, which includes depreciation for property and equipment under capital leases of $1.3 million and $1.6 million, respectively. Machinery and equipment under capital leases was $35.8 million, $36.1 million and $44.5 million as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively.
6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	April 3, 2010	January 2, 2010	April 4, 2009

Amortized intangible assets:
Gross carrying amount:
Licensed trademarks (a)	—	$—	$—	$32,154
Owned trademarks	5 years	1,000	1,000	1,000
Customer relationships	13 years	12,294	12,220	11,928
Merchandising rights (b)	4 years	35,162	35,025	43,714
Other	4 years	2,322	2,322	2,618

Subtotal	6 years	50,778	50,567	91,414

Accumulated amortization:
Licensed trademarks		—	—	(20,501)
Owned trademarks		(566)	(517)	(367)
Customer relationships		(3,698)	(3,426)	(2,609)
Merchandising rights		(25,101)	(23,488)	(24,402)
Other		(1,526)	(1,487)	(1,293)

Subtotal		(30,891)	(28,918)	(49,172)

Net:
Licensed trademarks		—	—	11,653
Owned trademarks		434	483	633
Customer relationships		8,596	8,794	9,319
Merchandising rights		10,061	11,537	19,312
Other		796	835	1,325

Total amortized intangible assets, net		19,887	21,649	42,242

Unamortized intangible assets:
Owned trademarks		209,956	209,580	207,002

Total intangible assets		$229,843	$231,229	$249,244

(a)
The decrease in the balance compared to April 4, 2009 reflected a non-cash impairment charge of $9.5 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment related to the Company’s licensed trademark intangible asset associated with its licensed DKNY® JEANS and DKNY® ACTIVE brands.

(b)
The decrease in the balance compared to April 4, 2009 included a non-cash impairment charge of $4.7 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment primarily related to LIZ CLAIBORNE merchandising rights.

Amortization expense of intangible assets was $1.9 million and $3.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense
2010	$6.9
2011	4.6
2012	2.8
2013	1.4
2014	1.1
In the first quarter of 2009, the Company recorded $1.9 million of additional purchase price and an increase to goodwill related to its estimated second quarter of 2009 contingent payment to the former owners of Mac & Jac. The Company performed a step two goodwill impairment assessment, concluded that the goodwill recorded as a result of the estimated settlement of the contingency was impaired and recorded an impairment charge of $1.9 million in its Partnered Brands segment.
7. INCOME TAXES
As of the fourth quarter of 2008, the Company recorded valuation allowances for substantially all deferred tax assets due to the combination of (i) its history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) then current general economic conditions. During the first quarter of 2010, the Company continues to provide a full valuation allowance on deferred tax assets in most jurisdictions.
The Company’s provision for income taxes for the three months ended April 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations and an increase in the accrual for uncertain tax positions.
The Company’s provision for income taxes for the three months ended April 4, 2009 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets and an increase in the accrual for uncertain tax positions.
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
The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.6 million and $2.9 million within the next 12 months due to the expiration of the statute of limitations and various tax settlements. As of April 3, 2010, uncertain tax positions of $83.6 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8. DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

In thousands	April 3, 2010	January 2, 2010	April 4, 2009

5.0% Notes, due July 2013 (a)	$471,038	$501,827	$468,092
6.0% Convertible Senior Notes, due June 2014 (b)	71,960	71,137	—
Revolving credit facility	30,306	66,507	263,797
Capital lease obligations	17,613	18,680	21,783
Other	—	—	223

Total debt	590,917	658,151	753,895
Less: Short-term borrowings (c)	34,733	70,868	267,966
Convertible Notes (d)	71,960	71,137	—

Long-term debt	$484,224	$516,146	$485,929

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)
The Company’s 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The balance at April 3, 2010 and January 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $18.0 million and $18.9 million, respectively.

(c)
At April 3, 2010, the balance primarily consisted of outstanding borrowings under the Company’s prior amended and restated revolving credit facility and obligations under capital leases. Outstanding revolver borrowings were reflected as a current liability due to the requirement to repay such obligations with substantially all cash collected by the Company in accordance with the prior amended and restated revolving credit agreement.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at April 3, 2010 and January 2, 2010, respectively.
5.0% Notes
On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. The Notes are listed on the Luxembourg Stock Exchange and have a current credit rating of CCC+ from Standard & Poor’s (“S&P”) and Caa2 from Moody’s Investor Services, Inc. (“Moody’s”). A portion of the Notes is designated as a hedge of the Company’s net investment in the Company’s euro-denominated functional currency subsidiaries (see Note 15 — Derivative Instruments).
6.0% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of April 3, 2010, none of the Convertible Notes were converted although they were convertible at the option of the holder.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $2.2 million for the three months ended April 3, 2010.
Amended and Restated Revolving Credit Facility
In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility. Availability under the Amended Agreement shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of its eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The amended and restated revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.
The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowings base which declines in value over two years; (v) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the JCPenney purchase option under the JCPenney license agreement; and (vi) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.
The funds available under the Amended Agreement may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit in addition to the Company’s synthetic lease. The Amended Agreement contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Notes and the Convertible Notes. The Amended Agreement will expire in August 2014, provided that in the event that the Company’s 350.0 million euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.
The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.
Prior to the execution of the Amended Agreement, during the first quarter of 2010, the Company was required to and did repay amounts outstanding under the previous amended and restated revolving credit facility with the receipt of tax refunds, which aggregated $164.1 million. Such repayments did not reduce future borrowing capacity or alter the maturity date of the facility.
As of April 3, 2010, the Company held a B3 corporate family debt rating and a Caa2 senior unsecured debt rating from Moody’s and a B- corporate family debt rating and a CCC+ senior unsecured debt rating from S&P.

As of April 3, 2010, availability under the Company’s prior amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity

Revolving credit facility (a)	$600,000	$310,083	$30,306	$31,594	$248,183

(a)	Availability under the prior agreement was the lesser of $600.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
Capital Lease
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 10 – Commitments and Contingencies).
9. FAIR VALUE MEASUREMENTS
The Company utilizes the following three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value:
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
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	April 3, 2010	January 2, 2010	April 4, 2009
Financial Assets:
Derivatives	$2,751	$586	$945
Financial Liabilities:
Derivatives	$(1,405)	$(3,781)	$(5,673)
The fair values of the Company’s Level 2 derivative instruments are primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments include volatilities, discount rates and estimated credit losses.
The following table presents the non-financial assets the Company measures at fair value on a non-recurring basis, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			for Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	April 3, 2010	Level 1	Level 2	Level 3	April 3, 2010
Property and equipment	$790	$—	$—	$790	$1,623
As a result of the decisions to cease use of certain corporate assets, close a distribution center and exit certain LUCKY BRAND operational retail formats in the first quarter of 2010, an impairment analysis was performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair value, resulting in an impairment charge of $1.6 million, which was recorded in Selling, general and administrative expenses (“SG&A”).

The following table presents the non-financial assets the Company measures at fair value on a non-recurring basis, based on the fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			for Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	April 4, 2009	Level 1	Level 2	Level 3	April 4, 2009
Long-lived assets held and used	$432	$—	$—	$432	$3,090
As a result of the decision to exit certain LUCKY BRAND retail formats in the first quarter of 2009, an impairment analysis was performed on the associated property and equipment. The Company determined that a portion of such assets exceeded their fair value, resulting in an impairment charge of $3.1 million, which was recorded in SG&A.
The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 3, 2010		January 2, 2010
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Notes, due July 2013 (a)	$388,239	$471,038	$392,615	$501,827
6.0% Convertible Senior Notes, due June 2014 (a)	201,453	71,960	160,738	71,137
Revolving credit facility (b)	30,306	30,306	66,507	66,507

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rate; accordingly its fair value approximates its carrying value.
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
10. COMMITMENTS AND CONTINGENCIES
Buying/Sourcing
During the first quarter of 2009, the Company entered into an agreement with Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry). The Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under the agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung during the second quarter of 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.
Acquisitions
On January 26, 2006, the Company acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May 2009, the Company paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. The Company currently estimates that the aggregate of the contingent payments will be in the range of approximately $0-$5.0 million, which will be accounted for as additional purchase price when paid.

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
Other
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
On October 19, 2009, the Company announced further consolidation of its warehouse operations, with the closure of its Rhode Island distribution facility, which is expected to occur on or about May 15, 2010. The Company estimates its present obligation under the terms of the synthetic lease will be $7.0 million for the Ohio and Rhode Island distribution facilities. That amount is being recognized in SG&A over the shorter of the remaining estimated lease terms or the useful lives of those facilities.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.
In connection with the disposition of the LIZ CLAIBORNE Canada retail stores (see Note 2 – Discontinued Operations), 38 store leases were assigned to Laura Canada, of which the Company remains secondarily liable for the remaining obligations on 33 such leases. As of April 3, 2010, the future aggregate payments under these leases amounted to $39.9 million and extended to various dates through 2020.
11. STREAMLINING INITIATIVES
2010 Actions
The Company continued to consolidate its warehouse operations, an initiative that began in 2009. These actions included the:
•	planned closure of its Vernon, California distribution facility, which is expected to close on or about October 15, 2010; and
•	planned closure of a distribution facility in Marcel Laurin, Canada, which is expected to close on or about August 30, 2010.

2009 Actions
In the first quarter of 2009, the Company completed its long-term, buying/sourcing agency agreement with Li & Fung. As a result, the Company’s international buying offices were integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action included lease terminations, property and equipment disposals and employee terminations and relocation and were completed during 2009. Expenses associated with this action were partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.
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
In August 2009, the Company initiated additional streamlining initiatives that will continue to impact all of its reportable segments, including store closures principally within its International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions.
In connection with the license agreements with JCPenney and QVC (see Note 13 — Additional Financial Information), the Company initiated certain actions including consolidation of office space and reduction of staff in certain support functions. As a result, the Company may incur further charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions are expected to be completed by the end of the second quarter of 2010.
The Company also initiated actions to consolidate certain warehouse operations, with the closure of its leased Santa Fe Springs, California distribution facility in January of 2010 and the closure of its Lincoln, Rhode Island distribution facility, which is expected to occur on or about May 15, 2010.
For the three months ended April 3, 2010, the Company recorded pretax charges totaling $13.6 million related to these initiatives. The Company expects to pay approximately $32.4 million of accrued streamlining costs by the end of 2010. For the three months ended April 4, 2009, the Company recorded pretax charges of $33.3 million related to these initiatives, including $16.9 million of payroll and related costs, $8.5 million of lease termination costs, $5.2 million of fixed asset write-downs and disposals and $2.7 million of other costs. Approximately $1.9 million and $5.2 million of these charges were non-cash during the three months ended April 3, 2010 and April 4, 2009, respectively.
For the three months ended April 3, 2010 and April 4, 2009, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
In thousands	(13 Weeks)	(13 Weeks)
Domestic-Based Direct Brands	$4,844	$10,580
International-Based Direct Brands	1,519	3,826
Partnered Brands	7,237	18,935

Total	$13,600	$33,341

A summary rollforward of the liability for streamlining initiatives is as follows:

		Lease
	Payroll and	Termination	Fixed Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 2, 2010	$32,696	$22,821	$—	$7,204	$62,721
2010 provision	5,436	4,480	1,883	1,801	13,600
2010 fixed asset write-downs	—	—	(1,883)	—	(1,883)
Translation difference	(702)	(147)	—	(342)	(1,191)
2010 spending	(21,083)	(9,423)	—	(4,066)	(34,572)

Balance at April 3, 2010	$16,347	$17,731	$—	$4,597	$38,675

12. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
	April 3, 2010	April 4, 2009
In thousands	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(63,287)	$(85,592)
Net loss attributable to the noncontrolling interest	(258)	(369)

Loss from continuing operations attributable to Liz Claiborne, Inc.	(63,029)	(85,223)
Loss from discontinued operations, net of income taxes	(8,751)	(6,156)

Net loss attributable to Liz Claiborne, Inc.	$(71,780)	$(91,379)

Basic weighted average shares outstanding	94,170	93,771
Stock options and nonvested shares(a)(b)	—	—
Convertible Notes(c)	—	—

Diluted weighted average shares outstanding(a)(b)(c)	94,170	93,771

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(0.67)	$(0.91)

Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.09)	$(0.06)

Net loss attributable to Liz Claiborne, Inc.	$(0.76)	$(0.97)

(a)
Because the Company incurred a loss from continuing operations for the three months ended April 3, 2010 and April 4, 2009, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the three months ended April 3, 2010 and April 4, 2009, approximately 6.0 million and 5.9 million outstanding stock options, respectively and approximately 0.9 million and 1.2 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.2 million and 0.4 million nonvested shares for the three months ended April 3, 2010 and April 4, 2009, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the three months ended April 3, 2010, approximately 10.8 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such period, and were excluded from the computation of diluted loss per share.

13. ADDITIONAL FINANCIAL INFORMATION
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
Condensed Consolidated Statements of Cash Flows Supplementary Disclosures
During the three months ended April 3, 2010 and April 4, 2009, the Company received net income tax refunds of $164.1 million and $98.8 million, respectively and made interest payments of $1.8 million and $7.0 million, respectively. As of April 3, 2010 and April 4, 2009, the Company accrued capital expenditures totaling $6.0 million and $8.0 million, respectively.
During the three months ended April 4, 2009, the Company received a payment of $75.0 million from Li & Fung related to a buying/sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.
During the three months ended April 3, 2010 and April 4, 2009, the Company made business acquisition payments of $5.0 million and $5.0 million related to the Lucky Brand acquisition.
Related Party Transactions
On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the Kate Spade brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of April 3, 2010 and January 2, 2010, the Company recorded $11.4 million and $7.4 million, respectively, related to its investments in and advances to the equity investee, which is included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company’s equity in the earnings of KSJ was insignificant in the first quarter of 2010.
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

The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in Note 1 — Basis of Presentation. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company-owned retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company-owned specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales
Three Months Ended April 3, 2010 (13 weeks)
Domestic-Based Direct Brands	$242,861	39.9%	$(9,973)	(4.1)%
International-Based Direct Brands	181,162	29.8%	(29,463)	(16.3)%
Partnered Brands	184,455	30.3%	(26,608)	(14.4)%

Totals	$608,478	100.0%	$(66,044)	(10.9)%

Three Months Ended April 4, 2009 (13 weeks)
Domestic-Based Direct Brands	$259,536	33.5%	$(21,163)	(8.2)%
International-Based Direct Brands	208,541	26.9%	(17,191)	(8.2)%
Partnered Brands	307,224	39.6%	(38,009)	(12.4)%

Totals	$775,301	100.0%	$(76,363)	(9.8)%

GEOGRAPHIC DATA:

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales
Three Months Ended April 3, 2010 (13 weeks)
Domestic	$396,831	65.2%	$(34,146)	(8.6)%
International	211,647	34.8%	(31,898)	(15.1)%

Totals	$608,478	100.0%	$(66,044)	(10.9)%

Three Months Ended April 4, 2009 (13 weeks)
Domestic	$529,755	68.3%	$(50,223)	(9.5)%
International	245,546	31.7%	(26,140)	(10.6)%

Totals	$775,301	100.0%	$(76,363)	(9.8)%

Domestic-Based Direct Brands segment assets decreased to $550.7 million at April 3, 2010 from $640.2 million at January 2, 2010. International-Based Direct Brands segment assets decreased to $365.0 million at April 3, 2010 from $403.8 million at January 2, 2010. Partnered Brands segment assets decreased to $458.8 million at April 3, 2010 from $533.7 million at January 2, 2010.

15. DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of April 3, 2010, the Company had Canadian currency collars maturing through August 2010 to sell 12.1 million Canadian dollars for $11.8 million. The Company also had forward contracts maturing through March 2011 to sell 21.5 million Canadian dollars for $20.2 million and to sell 40.2 million euro for $57.0 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 3, 2010	Other current assets	$68,076	$2,751	Accrued expenses	$14,089	$808
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091
April 4, 2009	Other current assets	34,669	734	Accrued expenses	99,293	5,673

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 3, 2010	Other current assets	$—	$—	Accrued expenses	$6,882	$597
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690
April 4, 2009	Other current assets	10,582	211	Accrued expenses	—	—
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

		Location of Gain or		Amount of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	(Loss) Recognized
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	in Operations on
	in Accumulated	OCI into Operations	from Accumulated	Derivative
	OCI on Derivative	(Effective and	OCI into Operations	(Ineffective
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	Portion)
Three months ended April 3, 2010	$3,788	Cost of goods sold	$(4,642)	$(359)
Three months ended April 4, 2009	5,506	Cost of goods sold	2,072	379
As of April 3, 2010, approximately $1.0 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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

The related translation gains recorded within Other comprehensive loss were $12.4 million and $12.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, the Company dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of its net investment in euro-denominated functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains of $18.4 million and $5.5 million are reflected within Other income, net on the accompanying Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and April 4, 2009, respectively.
16. SHARE-BASED COMPENSATION
The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of April 3, 2010, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s share-based payment awards totaled $1.8 million and $1.9 million for the three months ended April 3, 2010 and April 4, 2009, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Three Months Ended
Valuation Assumptions:	April 3, 2010	April 4, 2009
Weighted-average fair value of options granted	$3.57	$0.80
Expected volatility	56.9% to 58.8%	48.7% to 60.7%
Weighted-average volatility	58.4%	50.0%
Expected term (in years)	5.0	4.9
Dividend yield	—	—
Risk-free rate	0.3% to 5.3%	0.8% to 4.5%
Expected annual forfeiture	12.6%	12.7%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2010 and 2009. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of April 3, 2010 and changes therein during the three month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding at January 2, 2010	4,918,630	$19.27	4.9	$4,736
Granted	1,470,000	7.10
Cancelled	(386,934)	18.02

Outstanding at April 3, 2010	6,001,696	$16.37	5.2	$5,583

Vested or expected to vest at April 3, 2010	5,230,955	$17.86	5.1	$4,495

Exercisable at April 3, 2010	2,093,971	$31.83	3.4	$32

As of April 3, 2010, there were approximately 3.9 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.26.
As of April 3, 2010, there was $9.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three month periods ended April 3, 2010 and April 4, 2009 were $1.1 million and $1.6 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of April 3, 2010 and changes therein during the three month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 2, 2010 (a)	1,132,856	$16.58
Granted	332,500	7.12
Vested	(225,134)	31.60
Cancelled	(139,695)	10.38

Nonvested stock at April 3, 2010 (a)	1,100,527	$11.44

Expected to vest as of April 3, 2010	663,140	$11.46

(a)
In the second and third quarters of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions, a portion of which were measured as of fiscal 2008 year-end and the remainder will be measured at fiscal 2010 year-end. The shares which were contingently issuable based on 2008 performance were deemed not earned and were cancelled. The ultimate amount of shares measured at fiscal 2010 year-end earned will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 – 200% of target.

As of April 3, 2010, there was $3.5 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three month periods ended April 3, 2010 and April 4, 2009 was $7.1 million and $6.9 million, respectively.
17. LEGAL PROCEEDINGS
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
Market Environment / Global Economic Uncertainty
The industries in which we operate have historically been subject to cyclical variations, including recessions in the general economy. Our results are dependent on a number of factors impacting consumer spending, including but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; levels of perceived and actual consumer wealth; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the performance of the financial equity and credit markets; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
We have been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and the first quarter of 2010. Although consumer spending may not return to pre-2008 levels for an extended period of time and unemployment levels remain high, we continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion, as overall global economic conditions reveal evidence of improvement. We will also continue to carefully manage liquidity and spending.

Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending. We will continue our streamlining efforts to drive cost out of our operations through initiatives that are discussed in “Recent Initiatives — Cost Reduction Initiatives,” below. These initiatives are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment.
In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and evolving our retail capabilities.
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2009 Annual Report on Form 10-K.
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
Cost Reduction Initiatives
Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. With the closure of our Santa Fe Springs, California distribution center in January 2010 and the planned closures of our Lincoln, Rhode Island; Vernon, California and Marcel Laurin, Canada distribution centers, we will have closed ten distribution centers since 2007.

In connection with the license agreements with JCPenney and QVC discussed above, we initiated actions to consolidate office space and reduce staff in certain support functions. We anticipate that these actions will be completed by the end of the second quarter of 2010. We will also continue to closely manage spending, with projected 2010 capital expenditures of approximately $90.0 million, compared to $72.6 million in 2009.
Liquidity
In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if our 5.0% 350.0 million euro Notes due July 2013 (the “Notes”) and our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not repaid or refinanced by certain agreed upon dates. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
For further information concerning our debt and credit facilities, see Note 8 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.
During the first quarter of 2010, we received $164.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the previous amended and restated revolving credit agreement, we repaid amounts outstanding thereunder with the amount of such refunds.
Based on our forecast of borrowing availability under the Amended Agreement, we anticipate that cash flows from operations and the projected borrowing availability under the Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. For a discussion of risks related to our liquidity, see “Item 1A — Risk Factors” and “Financial Position, Liquidity and Capital Resources,” below.
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
In January 2010, we entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which includes the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.
The activities of our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of our SIGRID OLSEN brand that were not converted to other brands and the retail operations of our former Ellen Tracy brand and of the LIZ CLAIBORNE Canada stores have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either did not represent operations and cash flows that could be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

Overall Results for the Three Months Ended April 3, 2010
Net Sales
Net sales for the first three months of 2010 were $608.5 million, a decrease of $166.8 million, or 21.5%, compared to net sales for the first three months of 2009. A total of $51.8 million, or 6.7%, of this decline in net sales is associated with our LIZ CLAIBORNE family of brands as we transition from the legacy department store model to the licensing model under the JCPenney and QVC arrangements.
The remaining decrease in net sales of $115.0 million, or 14.8%, reflected (i) sales declines in our International-Based Direct Brands segment due to decreased wholesale volume and increased promotional activity; (ii) sales declines in our Partnered Brands segment, and to a lesser extent, our Domestic-Based Direct Brands segment, principally due to decreased volume; and (iii) the effect of fluctuations in foreign currency exchange rates, which increased net sales by $15.8 million.
Gross Profit and Loss from Continuing Operations
Gross profit in the first quarter of 2010 was $282.2 million, a decrease of $64.8 million compared to the first quarter of 2009, primarily due to reduced sales in all of our segments. Gross profit as a percentage of net sales increased to 46.4% in 2010 from 44.8% in 2009, reflecting an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the company average, partially offset by increased promotional activity in our International-Based Direct Brands segment. We recorded a loss from continuing operations of $63.3 million in the first three months of 2010, as compared to a loss from continuing operations of $85.6 million in 2009. The reduced loss from continuing operations primarily reflected the impact of a reduction in Selling, general & administrative expenses (“SG&A”) and an increase in Other income, partially offset by the impact of decreased gross profits.
Balance Sheet
We ended the first three months of 2010 with a net debt position of $577.3 million as compared to $712.4 million at the end of the first three months of 2009. Including the receipt of $165.1 million of net income tax refunds, we generated $215.9 million in cash from continuing operations over the past twelve months, which enabled us to fund $62.2 million of capital and in-store shop expenditures, $11.3 million of investments in and advances to Kate Spade Japan Co. Ltd. (“KSJ”), an equity method investee and $8.8 million of acquisition related payments, while decreasing our net debt by $135.1 million. The effect of foreign currency translation on our Eurobond increased our debt balance by $2.6 million at April 3, 2010 compared to April 4, 2009.
International Operations
In the first three months of 2010, international sales represented 34.8% of our overall sales, as compared to 31.7% in the first three months of 2009. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first three months of 2010 by $15.8 million. The strengthening of the euro and Canadian dollar against the US dollar throughout the first three months of 2010 compared to the first three months of 2009 has positively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed above, we present our results based on three reportable segments and on a geographic basis.

THREE MONTHS ENDED APRIL 3, 2010 COMPARED TO THREE MONTHS ENDED APRIL 4, 2009
The following table sets forth our operating results for the three months ended April 3, 2010 (comprised of 13 weeks) compared to the three months ended April 4, 2009 (comprised of 13 weeks):

	Three Months Ended		Variance
	April 3, 2010	April 4, 2009
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$608.5	$775.3	$(166.8)	(21.5)%

Gross Profit	282.2	347.0	(64.8)	(18.7)%

Selling, general & administrative expenses	348.2	421.5	73.3	17.4%

Goodwill impairment	—	1.9	1.9	*

Operating Loss	(66.0)	(76.4)	10.4	13.6%

Other income, net	19.8	5.9	13.9	*

Interest expense, net	(15.5)	(13.8)	(1.7)	(12.3)%

Provision for income taxes	1.6	1.3	(0.3)	(23.1)%

Loss from Continuing Operations	(63.3)	(85.6)	22.3	26.1%

Discontinued operations, net of income taxes	(8.7)	(6.1)	(2.6)	(42.6)%

Net Loss	(72.0)	(91.7)	19.7	21.5%

Net loss attributable to the noncontrolling interest	(0.2)	(0.4)	(0.2)	(50.0)%

Net Loss Attributable to Liz Claiborne, Inc.	$(71.8)	$(91.3)	$19.5	21.4%

*	Not meaningful.
Net Sales
Net sales for the first quarter of 2010 were $608.5 million, a decrease of $166.8 million, or 21.5%, when compared to the first quarter of 2009. This reduction reflected sales declines in all of our segments, including the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $15.8 million in the first quarter of 2010 and a $51.8 million decrease in our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses.

Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $242.9 million, a decrease of $16.7 million, or 6.4%, reflecting the following:
–
Net sales for JUICY COUTURE were $116.7 million, a 12.0% decrease compared to 2009, reflecting decreases in wholesale apparel and wholesale non-apparel operations, partially offset by an increase in outlet operations.

Store counts and key operating metrics for our JUICY COUTURE retail operations included the following:
—	We ended the quarter with 66 specialty stores and 31 outlet stores, reflecting the net addition over the last 12 months of 3 specialty stores and the net closure of 2 outlet stores;

—	Average retail square footage in the first three months of 2010 was approximately 328 thousand square feet, a 2.5% increase compared to 2009;

—	Sales productivity was $173 per average square foot as compared to $170 for the first three months of 2009; and

—	Comparable store net sales in our Company-owned stores increased by 3.8% in the first three months of 2010.
–	Net sales for LUCKY BRAND were $91.7 million, a 5.5% decrease compared to 2009, reflecting a decrease in specialty retail operations, partially offset by an increase in outlet operations.

Store counts and key operating metrics for our LUCKY BRAND retail operations included the following:
—	We ended the quarter with 192 specialty stores and 46 outlet stores, reflecting the net closure over the last 12 months of 1 specialty store and the net addition of 8 outlet stores;

—	Average retail square footage in the first three months of 2010 was approximately 597 thousand square feet, a 4.9% increase compared to 2009;

—	Sales productivity was $86 per average square foot as compared to $95 for the first three months of 2009; and

—	Comparable store net sales in our Company-owned stores decreased by 10.4% in the first three months of 2010.
–	Net sales for KATE SPADE were $34.5 million, a 15.1% increase compared to 2009, primarily driven by increases in wholesale apparel, specialty retail and outlet operations.

Store counts and key operating metrics for our KATE SPADE retail operations included the following:
—	We ended the quarter with 38 specialty stores and 29 outlet stores, reflecting the net closure over the last 12 months of 9 specialty stores and the net addition of 1 outlet store;

—	Average retail square footage in the first three months of 2010 was approximately 139 thousand square feet, a 9.8% decrease compared to 2009;

—	Sales productivity was $115 per average square foot as compared to $90 for the first three months of 2009; and

—	Comparable store net sales in our Company-owned stores increased by 20.1% in the first three months of 2010.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $181.2 million, a decrease of $27.4 million, or 13.1%, compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations and MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $168.1 million, a 19.4% decrease as compared to 2009.

Store counts and key operating metrics for our MEXX retail operations included the following:
–
We ended the quarter with 159 specialty stores, 93 outlet stores and 186 concessions, reflecting the net addition over the last 12 months of 23 specialty stores and the net closure of 6 outlet stores and 47 concessions (inclusive of the conversion of 29 concessions to specialty retail formats);

–	Average retail square footage in the first three months of 2010 was approximately 1.540 million square feet, a 5.2% increase compared to 2009;

–	Sales productivity was $60 per average square foot as compared to $64 for the first three months of 2009; and

–	Comparable store net sales in our Company-owned stores decreased by 7.0% in the first three months of 2010.
•	Partnered Brands net sales were $184.4 million, a decrease of $122.8 million, or 40.0%, reflecting:
–	A net $61.6 million, or 20.0%, decrease related to reduced sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS brand and our MONET and AXCESS brands;

–
A $51.8 million, or 16.9%, decrease related to reduced sales in our LIZ CLAIBORNE family of brands as we transition from the legacy department store model to the licensing model under the JCPenney and QVC arrangements; and

–	A $9.4 million, or 3.1%, decrease related to reduced sales in our outlet operations.
Store counts and key operating metrics for our Partnered Brands outlet operations included the following:
—
We ended the quarter with 107 outlet stores (excluding the LIZ CLAIBORNE Canada retail stores, which are reported as discontinued operations), reflecting the net closure over the last 12 months of 5 outlet stores;

—	Average retail square footage in the first three months of 2010 was approximately 894 thousand square feet, a 3.9% decrease compared to 2009;

—	Sales productivity was $22 per average square foot as compared to $31 for the first three months of 2009; and

—	Comparable store net sales in our Company-owned outlet stores decreased 30.7% in the first three months of 2010.
Comparable Company-owned store sales are calculated as follows:
–	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

–	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

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
Viewed on a geographic basis, Domestic net sales decreased by $132.9 million, or 25.1%, to $396.8 million, primarily reflecting the declines within our Partnered Brands segment, JUICY COUTURE wholesale operations, and LUCKY BRAND retail operations, partially offset by an increase in our KATE SPADE and JUICY COUTURE retail operations. International net sales decreased by $33.9 million, or 13.8%, to $211.7 million primarily due to declines in our MEXX Europe wholesale and retail operations and our MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations and a $15.8 million impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the first quarter of 2010 was $282.2 million (46.4% of net sales), compared to $347.0 million (44.8% of net sales) in the first quarter of 2009. The decrease in gross profit is primarily due to reduced sales in all of our segments, partially offset by fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $8.5 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average, partially offset by the impact of decreased gross profit rates in our International-Based Direct Brands segment, due to increased promotional activity.
Selling, General & Administrative Expenses
SG&A decreased $73.3 million, or 17.4%, to $348.2 million in the first quarter of 2010 from $421.5 million in the first quarter of 2009. The decrease in SG&A reflected the following:
•
A $43.7 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements;

•	A $17.6 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•
A $14.8 million decrease in the operations of our International-Based Direct Brands segment, including a $5.4 million decrease in shipping and handling expenses and a $5.3 million decrease in payroll related expenses in our European operations;

•	A $7.7 million decrease in our Domestic-Based Direct Brands segment, including a reduction of $6.4 million in payroll related expenses; and

•	A $10.5 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations.
SG&A as a percentage of net sales was 57.2%, compared to 54.4% in the first quarter of 2009, primarily reflecting (i) an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average; (ii) a reduction in our Partnered Brands and International-Based Direct Brands segments due to the decline in sales which exceeded the proportionate reduction in SG&A; and (iii) a $17.6 million decrease in our streamlining initiatives and brand exiting activities.
Goodwill Impairment
In the first quarter of 2009, we recorded $1.9 million of additional purchase price and an increase to goodwill related to our estimated contingent earn-out payment to the former owners of Mac & Jac due in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the estimated settlement of the contingency was impaired and recorded an impairment charge in our Partnered Brands segment.
Operating Loss
Operating loss for the first quarter of 2010 was $66.0 million ((10.9)% of net sales) compared to $76.4 million ((9.8)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating loss by $2.3 million in 2010. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $10.0 million ((4.1)% of net sales), compared to an operating loss of $21.2 million ((8.2)% of net sales) in 2009. The decreased operating loss reflected a decrease in payroll related expenses of $6.8 million and a $5.4 million decrease in expenses associated with our streamlining initiatives and brand exiting activities, partially offset by decreased gross profit, as discussed above.

•
International-Based Direct Brands operating loss was $29.4 million ((16.3)% of net sales), compared to an operating loss of $17.2 million ((8.2)% of net sales) in 2009. The increased operating loss reflected decreased gross profit and a $1.8 million increase resulting from fluctuations in foreign currency exchange rates, partially offset by; (i) reduced shipping and handling expenses of $5.4 million; (ii) reduced payroll related expenses of $5.3 million; and (iii) a $2.2 million reduction in marketing expenses in our European operations.

•
Partnered Brands operating loss in the first quarter was $26.6 million ((14.4)% of net sales), compared to an operating loss of $38.0 million ((12.4)% of net sales) in 2009. The decreased operating loss reflected reduced SG&A, including a $10.7 million decrease in expenses associated with our streamlining initiatives and brand exiting activities, partially offset by reduced gross profit.

On a geographic basis, Domestic operating loss decreased by $16.1 million to a loss of $34.1 million, which reflected reduced losses in our Domestic-Based Direct Brands and Partnered Brands segments. The International operating loss was $31.9 million in the first quarter of 2010, compared to an operating loss of $26.1 million in the first quarter of 2009. This change reflected the increased losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating loss by $2.3 million.
Other Income, Net
Other income, net amounted to $19.8 million and $5.9 million in the three months ended April 3, 2010 and April 4, 2009, respectively. Other income, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation gains of $18.4 million and $5.5 million on our euro-denominated notes within earnings in the first three months of 2010 and 2009, respectively and (ii) foreign currency transaction gains and losses in the first three months of 2010 and 2009.
Interest Expense, Net
Interest expense, net increased $1.7 million, or 12.3%, to $15.5 million for the three months ended April 3, 2010, as compared to $13.8 million for the three months ended April 4, 2009, primarily due to increased amortization of debt issuance costs, an increase in interest rates associated with our amended and restated revolving credit facility and interest expense related to the Convertible Notes, which were issued in June of 2009.

Provision for Income Taxes
During the three months ended April 3, 2010 and April 4, 2009, we recorded a provision for income taxes of $1.6 million and $1.3 million, respectively. We did not record income tax benefits for substantially all losses incurred during the first quarter of 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the combination of (i) our history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax provision for the three months ended April 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations and an increase in the accrual for uncertain tax positions. The income tax provision in the three months ended April 4, 2009 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets and an increase in the accrual for uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first quarter of 2010 decreased to $63.3 million, or (10.4)% of net sales, from $85.6 million in the first quarter of 2009, or (11.0)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. increased to $(0.67) in 2009 from $(0.91) in 2009.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the first quarter of 2010 increased to $8.7 million, from $6.1 million in the first quarter of 2009, reflecting the disposal of the LIZ CLAIBORNE Canada retail stores and reduced activities as we wind down other operations. The first quarter 2010 results include a loss on disposal of discontinued operations of $6.8 million primarily associated with the LIZ CLAIBORNE Canada stores and a $1.9 million loss from discontinued operations as compared to a $1.4 million loss on disposal of discontinued operations and a $4.7 million loss from discontinued operations in 2009. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.09) in 2010 and $(0.06) in 2009.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the first quarter of 2010 decreased to $71.8 million from $91.3 million in the first quarter of 2009. EPS increased to $(0.76) in 2010, from $(0.97) in 2009.
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
In May 2010, we completed the Amended Agreement. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, provided that in the event that our 350.0 million euro Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes due 2014 are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

The Convertible Notes enhance flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2010 and are convertible during the second quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
During the first quarter of 2010, we received $164.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the previous amended and restated revolving credit agreement, we repaid amounts outstanding thereunder with the amount of such refunds.
As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels. Based on our forecast of borrowing availability under the Amended Agreement, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months.
There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes.
The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were converted and we were required to settle all of the principal of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
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
Cash and Debt Balances. We ended the first three months of 2010 with $13.6 million in cash and marketable securities, compared to $41.5 million at the end of the first three months of 2009 and with $590.9 million of debt outstanding at the end of the first three months of 2010, compared to $753.9 million at the end of the first three months of 2009. This $135.1 million decrease in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to cash flows from continuing operations for the last twelve months of $215.9 million, which includes the receipt of $165.1 million of net income tax refunds, partially offset by $62.2 million in capital and in-store shop expenditures, $11.3 million of investments in and advances to KSJ and $8.8 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5.0% Notes increased our debt balance by $2.6 million, compared to April 4, 2009.

Accounts Receivable decreased $131.4 million, or 34.2%, at April 3, 2010 compared to April 4, 2009, primarily due to: (i) decreased sales in our Partnered Brands and International-Based Direct Brands segments; (ii) the impact of brands sold, exited or licensed; and (iii) the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $2.0 million. Accounts receivable decreased $10.7 million, or 4.1% at April 3, 2010 compared to January 2, 2010, primarily due to the timing of shipments in our domestic wholesale operations.
Inventories decreased $123.1 million, or 28.2% at April 3, 2010 compared to April 4, 2009, primarily due to: (i) our conservative inventory management; (ii) the year-over-year impact of decreased sales across all segments; and (iii) the impact of brands sold, exited or licensed. The impact of changes in foreign currency exchange rates decreased inventories by $9.9 million, or 2.3% at April 3, 2010 compared to April 4, 2009. Inventories decreased by $6.7 million, or 2.1% compared to January 2, 2010 primarily due to seasonal timing of wholesale shipments.
Borrowings under our revolving credit facility peaked at $150.4 million during the first three months of 2010. Our borrowings under this facility totaled $30.3 million at April 3, 2010, compared to $263.8 million at April 4, 2009.
Net cash provided by operating activities of our continuing operations was $46.4 million in the first three months of 2010, compared to $53.7 million in the first three months of 2009. This $7.3 million decrease was primarily due to increased losses in 2010 compared to 2009 (excluding foreign currency gains and losses, impairment charges and other non-cash items). Period-over-period changes in working capital, including the receipt of $164.1 million and $98.8 million of net income tax refunds in the three months ended April 3, 2010 and the three months ended April 4, 2009, respectively, were not significant. In addition, the operating activities of our discontinued operations provided $0.7 million and used $7.9 million of cash in the three months ended April 3, 2010 and April 4, 2009, respectively.
Net cash used in investing activities of our continuing operations was $19.1 million in the first three months of 2010, compared to $24.6 million in the first three months of 2009. Net cash used in investing activities in the three months ended April 3, 2010 primarily reflected the use of $10.0 million for capital and in-store shop expenditures, $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND and $4.0 million for investments in and advances to KSJ. Net cash used in investing activities in the three months ended April 4, 2009 primarily reflected the use of $19.9 million for capital and in-store shop expenditures and the use of $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND.
Net cash (used in) provided by financing activities was $(37.7) million in the first three months of 2010, compared to $0.2 million in the first three months of 2009. The $37.9 million period-over-period increase in the use of cash primarily reflected (i) a $62.6 million increase in net cash used for borrowing activities, as the increased proceeds from net income tax refunds discussed above were used to repay additional revolver borrowings in 2010 compared to 2009; and (ii) a decrease of $24.6 million in cash paid for deferred financing fees.
Commitments and Capital Expenditures
During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with cash provided by operating activities or through availability under our amended and restated revolving credit facility:
•
On January 26, 2006, we acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, we paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. We currently estimate that the aggregate of the remaining contingent payments will be in the range of approximately $0-$5.0 million, which will be accounted for as additional purchase price when paid.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores discussed above, 38 store leases were assigned to Laura Canada, of which we remain secondarily liable for the remaining obligations on 33 such leases. As of April 3, 2010, the future aggregate payments under these leases amounted to $39.9 million and extended to various dates through 2020.
Projected 2010 capital expenditures are approximately $90.0 million, compared to $72.6 million in 2009. These expenditures primarily relate to our plan to open 25-30 retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.
Debt consisted of the following:

In thousands	April 3, 2010	January 2, 2010	April 4, 2009

5.0% Notes (a)	$471,038	$501,827	$468,092
6.0% Convertible Senior Notes(b)	71,960	71,137	—
Revolving credit facility	30,306	66,507	263,797
Capital lease obligations	17,613	18,680	21,783
Other	—	—	223

Total debt	$590,917	$658,151	$753,895

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)
Our 6.0% Convertible Senior Notes were issued during the second quarter of 2009. The balance at April 3, 2010 and January 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $18.0 million and $18.9 million, respectively.

For information regarding our debt and credit instruments, refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, in May 2010, we completed a second amendment to and restatement of our revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

Off-Balance Sheet Arrangements
On November 21, 2006, we entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1.0% of the lessor’s assets. The leases include our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee is approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required. In October of 2010, we are required to communicate our intent to (i) purchase the underlying assets; (ii) refinance the synthetic lease; or (iii) remarket the leased property.
On October 19, 2009, we announced further consolidation of our warehouse operations, with the closure of our Rhode Island distribution facility, which is expected to occur on or about May 15, 2010. We estimate our present obligation under the terms of the synthetic lease will be $7.0 million for the Ohio and Rhode Island distribution facilities. That amount is being recognized in SG&A over the shorter of the remaining estimated lease terms or the useful lives of those facilities.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. We have not entered into any other off-balance sheet arrangements.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of April 3, 2010, we had Canadian currency collars maturing through August 2010 to sell 12.1 million Canadian dollars for $11.8 million. We also had forward contracts maturing through March 2011 to sell 21.5 million Canadian dollars for $20.2 million and to sell 40.2 million euro for $57.0 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 3, 2010	Other current assets	$68,076	$2,751	Accrued expenses	$14,089	$808
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091
April 4, 2009	Other current assets	34,669	734	Accrued expenses	99,293	5,673

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 3, 2010	Other current assets	$—	$—	Accrued expenses	$6,882	$597
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690
April 4, 2009	Other current assets	10,582	211	Accrued expenses	—	—
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

Location of Gain
		or (Loss)	Amount of Gain or
	Amount of Gain or	Reclassified from	(Loss) Reclassified	Amount of Gain or
	(Loss) Recognized	Accumulated OCI	from Accumulated	(Loss) Recognized
	in Accumulated	into Operations	OCI into	in Operations on
	OCI on Derivative	(Effective and	Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Three months ended April 3, 2010	$3,788	Cost of goods sold	$(4,642)	$(359)
Three months ended April 4, 2009	5,506	Cost of goods sold	2,072	379
As of April 3, 2010, approximately $1.0 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The related translation gains recorded within Other comprehensive loss were $12.4 million and $12.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, we dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains of $18.4 million and $5.5 million are reflected within Other income, net on the accompanying Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and April 4, 2009, respectively.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were no significant changes in our critical accounting policies during the three months ended April 3, 2010. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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

ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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
We do not speculate on the future direction of interest rates. As of April 3, 2010, January 2, 2010 and April 4, 2009, our exposure to changing market rates was as follows:

In millions	April 3, 2010	January 2, 2010	April 4, 2009
Variable rate debt	$30.3	$66.5	$263.8
Average interest rate	7.10%	6.87%	6.21%
A ten percent change in the average rate would have resulted in an insignificant change in interest expense during the three months ended April 3, 2010.
As of April 3, 2010, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
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
At April 3, 2010, January 2, 2010 and April 4, 2009, we had forward contracts aggregating to $77.2 million, $97.4 million and $144.5 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $11.8 million and $15.7 million at April 3, 2010 and January 2, 2010, respectively. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were $1.1 million at April 3, 2010, $(2.5) million at January 2, 2010 and $(4.9) million at April 4, 2009. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $8.4 million at April 3, 2010. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $9.8 million at April 3, 2010. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

We hedge our net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), we dedesignated 209.0 million of the euro-denominated bonds as a hedge of our net investment in euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $28.2 million associated with the ineffective portion of the hedge would be recorded in Other income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $28.2 million associated with the ineffective portion of the hedge would be recorded in Other income, net.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company’s wholesale business. The Company believes that the allegations contained in the complaint are without merit, and the Company intends to defend this lawsuit vigorously. Plaintiffs amended their complaint on April 19, 2010, and the Company’s responsive pleading shall be filed on June 18, 2010.
The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

ITEM 1A.	RISK FACTORS
You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended January 2, 2010, in addition to other information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition and operating results could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we asses the impact, if any, of such new risk factors on our business or to the extent which any factor or combination of factors may impact our business.
There have not been any material changes during the quarter ended April 3, 2010 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, other than the following:
Our ability to continue to have the liquidity necessary, through cash flows from operations and availability under our second amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the other covenants included in, our second amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
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
In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, our aggregate commitments under the facility were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, provided that in the event that our existing 350.0 million 5.0% Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
During the first quarter of 2010, we received $164.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. As a condition of the prior amended and restated revolving credit agreement, we repaid amounts outstanding thereunder with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels and various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The licensing arrangements with JCPenney and QVC will result in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger the requirement to apply substantially all cash collections to reduce outstanding borrowings or default and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, a breech of the minimum aggregate availability covenant would trigger an immediate Event of Default. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and our 5.0% 350.0 million euro Notes due 2013. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended April 3, 2010, the Convertible Notes are convertible during the second quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
Compliance with the minimum aggregate borrowing availability covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions and levels of consumer spending. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and cash flows. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the 5.0% Notes.

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
The following table summarizes information about purchases by the Company during the three months ended April 3, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands) (a)	Paid Per Share	(In thousands)	(In thousands) (b)
January 3, 2010 - January 30, 2010	30.4	$5.24	—	$28,749
January 31, 2010 - March 6, 2010	55.6	7.19	—	28,749
March 7, 2010 - April 3, 2010	0.6	7.16	—	28,749

Total -13 Weeks Ended April 3, 2010	86.6	$6.50	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

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
DATE: May 6, 2010

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren ANDREW WARREN Chief Financial Officer (Principal financial officer)	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL Vice President — Corporate Controller and Chief Accounting Officer (Principal accounting officer)