Form 10-K/A
period 2010-01-02
CLAIBORNE LIZ INC
filed 2010-08-03
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Number of shares of the registrant’s Common Stock, par value $1 per share, outstanding as of July 26, 2010: 94,489,302 shares.
Documents Incorporated by Reference:
None.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
Exhibit 10(y)
Exhibit 10(z)
Exhibit 31(a)
Exhibit 31(b)

Explanatory Note
On February 23, 2010, Liz Claiborne, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (the “Initial Form 10-K”). The Company received certain comments from the Securities and Exchange Commission (the “SEC”) on its confidential treatment request for Exhibit 10(y) to the Initial Form 10-K and is re-filing such exhibit.
The Company filed its Second Amended and Restated Credit Agreement, dated May 6, 2010 (the “Amended Credit Agreement”), as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010. The Amended Credit Agreement amends and restates the Company’s Amended and Restated Credit Agreement (the “Original Credit Agreement”), dated as of January 12, 2009, which was included as Exhibit 10(m)(iii) to the Initial Form 10-K. In response to certain comments from the SEC regarding Exhibit 10(m)(iii) to the Initial Form 10-K, the Company is re-filing the Amended Credit Agreement, including schedules, attachments and exhibits thereto, and is not re-filing the Original Credit Agreement, because it has been superseded by the Amended Credit Agreement.
No other changes have been made to the Initial Form 10-K. This amendment to the Initial Form 10-K does not reflect events occurring after the filing of the Initial Form 10-K, nor does it modify or update the disclosures and information contained in the Initial Form 10-K in any way other than as described above.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1 of the Initial Form 10-K

(a) 2. Schedule
SCHEDULE II — Valuation and Qualifying Accounts F-45 of the Initial Form 10-K
NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a) 3. Exhibits

Exhibit No.			Description

2	(a)	—	Share Purchase Agreement, dated as of May 15, 2001, among Registrant, Liz Claiborne 2 B.V., LCI Acquisition US, and the other parties signatory thereto (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 23, 2001 and amended on July 20, 2001).

3	(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K dated May 28, 2009).

3	(b)	—	By-Laws of Registrant, as amended through May 21, 2009 (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 28, 2009).

4	(a)	—	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the 1992 Annual Report).

4	(b)	—	Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B dated as of December 7, 1998).

4(b	)(i)	—	Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).

4(b	)(ii)	—	Amendment to the Rights Agreement, dated as of December 19, 2008, between Registrant and The Bank of New York Mellon, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 19, 2008).

10	(a)	—	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.

10	(b)	—	Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).

10(b	)(i)	—	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (i) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 [the “1999 Annual Report”]).

10(b	)(ii)	—	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (ii) to the 1999 Annual Report).

10(b	)(iii)	—	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (iii) to the 1999 Annual Report).

10(b	)(iv)	—	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference to Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).

Exhibit No.			Description

10(b)(v)		—	Fifth Amendment to Lease (incorporated herein by reference to Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).

10(c)	+	—	National Collective Bargaining Agreement, made and entered into as of June 1, 2006, by and between Liz Claiborne, Inc. and UNITE HERE for the period June 1, 2006 through May 31, 2009 (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 [the “2006 Annual Report”]).

10(d)	+	—	Description of Liz Claiborne, Inc. 2009 Employee Incentive Plan.

10(e)	+	—	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant’s 2002 Annual Report).

10(e)(i)	+	—	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).

10(e)(ii)	+	—	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).

10(e)(iii)	+	—	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).

10(e)(iv)	+	—	Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).

10(e)(v)	+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(e)(vi)	+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).

10(f)	+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [the “1995 Annual Report”]).

10(f)(i)	+	—	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).

10(f)(ii)	+	—	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [the “1996 Annual Report”]).

10(f)(iii)	+	—	Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report”]).

Exhibit No.		Description

10(g)+	—	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

10(g)(i)+	—	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(g)(ii)+	—	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [the “1997 Annual Report”]).

10(h)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference to Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).

10(h)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).

10(h)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 [the “2000 Annual Report”]).

10(h)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).

10(i)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(y)(i) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).

10(i)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).

10(i)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).

10(i)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).

10(i)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).

10(i)(v)+	—	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).

10(j)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).

10(k)+	—	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2003).

Exhibit No.			Description

10(l)	+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10(l)(i)	+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008).

10(l)(ii)	+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).

10(m)		—	Five-Year Credit Agreement, dated as of October 13, 2004, among Registrant, the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).

10(m)(i)		—	First Amendment and Waiver to the Five-Year Credit Agreement, dated as of February 20, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2008).

10(m)(ii)		—	Second Amendment to the Five-Year Credit Agreement, dated as of August 12, 2008, (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2008).

10(n)	+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to Registrant’s Current Report on Form 8-K dated May 26, 2005).

10(o)	+	—	Amendment No. 1 to the Liz Claiborne Inc. 2005 Stock incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).

10(p)	+	—	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).

10(q)	+	—	Form of Option Grant Confirmation (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 4, 2008).

10(r)	+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005).

10(s)	+	—	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).

10(t)	+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 4, 2008).

10(u)	+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

Exhibit No.			Description

10(u)(i)	+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 24, 2008).

10(u)(ii)		—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(v)	+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(v)(i)	+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 2008).

10(v)(ii)		—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(w)	+	—	Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10(x)		—	Purchase Agreement, dated June 18, 2009, for Registrant’s 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(x)(i)		—	Indenture, dated June 24, 2009, by and between Registrant and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

10(y)	*Δ	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc.

10(z)	*	—	Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, Mexx Europe B.V., Juicy Couture Europe Limited, and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners.

21		—	List of Registrant’s Subsidiaries.

Exhibit No.			Description

23		—	Consent of Independent Registered Public Accounting Firm.

31(a)	*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

99		—	Undertakings.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith

Δ	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

#
A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2010.

Date: August 3, 2010	By:	/s/ Andrew Warren Andrew Warren
Chief Financial Officer