Form 10-Q
period 2010-07-03
CLAIBORNE LIZ INC
filed 2010-08-05
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 26, 2010 was 94,489,302.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
July 3, 2010

PAGE
NUMBER
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of July 3, 2010 (Unaudited), January 2, 2010 and July 4, 2009 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Six and Three Month Periods Ended July 3, 2010 (Unaudited) and July 4, 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended July 3, 2010 (Unaudited) and July 4, 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 – 48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48 – 49

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49 – 50

Item 1A. Risk Factors	50 – 52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5. Other Information	53

Item 6. Exhibits	53

SIGNATURES	54
EX-3.A
EX-31.A
EX-31.B
EX-32.A
EX-32.B

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

•	our ability to successfully implement our long-term strategic plans;
•	our ability to effect a turnaround of our MEXX Europe business;
•	our ability to successfully re-launch our LUCKY BRAND product offering;
•	our ability to respond to constantly changing consumer demands and tastes and fashion trends, across multiple product lines, shopping channels and geographies;
•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union;
•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;
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

•	our exposure to domestic and foreign currency fluctuations;
•	our ability to complete the closure of our LIZ CLAIBORNE branded outlet operations on terms satisfactory to us and the adverse effect such closure may have on our results of operations and cash flows;
•	limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and
•	the outcome of current and future litigations and other proceedings in which we are involved, which may have a material adverse effect on our results of operations and cash flows.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2009 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 3, 2010		July 4, 2009
	(Unaudited)	January 2, 2010	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$21,477	$20,372	$52,910
Accounts receivable – trade, net	192,209	263,508	296,653
Inventories, net	308,928	319,713	385,134
Deferred income taxes	13	769	5,576
Other current assets	110,935	267,499	123,554
Assets held for sale	15,070	15,070	16,649

Total current assets	648,632	886,931	880,476

Property and Equipment, Net	386,908	444,688	510,164
Intangibles, Net	224,809	231,229	250,425
Deferred Income Taxes	6,382	7,565	2,315
Other Assets	41,175	35,490	34,672

Total Assets	$1,307,906	$1,605,903	$1,678,052

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$67,127	$70,868	$139,264
Convertible Senior Notes	72,793	71,137	—
Accounts payable	149,401	144,942	164,949
Accrued expenses	251,795	343,288	252,812
Income taxes payable	6,599	5,167	1,663
Deferred income taxes	7,392	7,150	—

Total current liabilities	555,107	642,552	558,688

Long-Term Debt	449,704	516,146	578,363
Other Non-Current Liabilities	197,400	201,027	161,177
Deferred Income Taxes	28,094	26,299	37,135
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	—	—	—
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	329,190	319,326	312,534
Retained earnings	1,510,634	1,669,316	1,801,575
Accumulated other comprehensive loss	(57,045)	(69,371)	(75,056)

	1,959,216	2,095,708	2,215,490
Common stock in treasury, at cost – 81,943,392, 81,488,984 and 81,361,693 shares	(1,884,333)	(1,879,160)	(1,876,430)

Total Liz Claiborne, Inc. stockholders’ equity	74,883	216,548	339,060
Noncontrolling interest	2,718	3,331	3,629

Total stockholders’ equity	77,601	219,879	342,689

Total Liabilities and Stockholders’ Equity	$1,307,906	$1,605,903	$1,678,052

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Net Sales	$1,178,318	$1,449,889	$569,840	$674,588

Cost of goods sold	613,788	781,843	287,531	353,533

Gross Profit	564,530	668,046	282,309	321,055

Selling, general & administrative expenses	714,530	803,022	366,265	381,566

Goodwill impairment	—	2,785	—	887

Impairment of other intangible assets	2,594	—	2,594	—

Operating Loss	(152,594)	(137,761)	(86,550)	(61,398)

Other income (expense), net	41,801	(1,374)	22,008	(7,287)

Interest expense, net	(34,552)	(29,452)	(19,100)	(15,570)

Loss Before Provision (Benefit) for Income Taxes	(145,345)	(168,587)	(83,642)	(84,255)

Provision (benefit) for income taxes	5,367	(6,451)	3,783	(7,711)

Loss from Continuing Operations	(150,712)	(162,136)	(87,425)	(76,544)

Discontinued operations, net of income taxes	(8,525)	(11,732)	226	(5,576)

Net Loss	(159,237)	(173,868)	(87,199)	(82,120)

Net loss attributable to the noncontrolling interest	(613)	(383)	(355)	(14)

Net Loss Attributable to Liz Claiborne, Inc.	$(158,624)	$(173,485)	$(86,844)	$(82,106)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(1.59)	$(1.72)	$(0.92)	$(0.82)
Net Loss Attributable to Liz Claiborne, Inc.	$(1.68)	$(1.85)	$(0.92)	$(0.87)

Weighted Average Shares, Basic and Diluted	94,207	93,828	94,243	93,885
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
	(26 Weeks)	(26 Weeks)
Cash Flows from Operating Activities:
Net loss	$(159,237)	$(173,868)
Adjustments to arrive at loss from continuing operations	8,525	11,732

Loss from continuing operations	(150,712)	(162,136)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	76,749	79,114
Impairment of goodwill and other intangible assets	2,594	2,785
Loss on asset disposals and impairments, including streamlining initiatives	16,217	11,102
Share-based compensation	3,591	4,423
Foreign currency gains, net	(39,463)	—
Other, net	(630)	137
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	60,629	47,108
Decrease in inventories, net	3,891	76,542
(Increase) decrease in other current and non-current assets	(9,118)	3,199
Increase (decrease) in accounts payable	9,235	(40,472)
(Decrease) increase in accrued expenses and other non-current liabilities	(72,930)	19,439
Net change in income tax assets and liabilities	166,941	97,838
Net cash provided by (used in) operating activities of discontinued operations	70	(10,897)

Net cash provided by operating activities	67,064	128,182

Cash Flows from Investing Activities:
Purchases of property and equipment	(28,611)	(35,131)
Payments for purchases of businesses	(5,000)	(8,755)
Payments for in-store merchandise shops	(813)	(4,978)
Investments in and advances to equity investee	(4,033)	—
Other, net	(244)	(721)
Net cash used in investing activities of discontinued operations	(6,099)	(478)

Net cash used in investing activities	(44,800)	(50,063)

Cash Flows from Financing Activities:
Short-term borrowings, net	(6,608)	(97,810)
Proceeds from borrowings on revolving credit agreement	159,447	—
Repayment of borrowings on revolving credit agreement	(153,961)	—
Proceeds from issuance of Convertible Senior Notes	—	90,000
Principal payments under capital lease obligations	(3,627)	(2,148)
Payment of deferred financing fees	(12,827)	(37,182)

Net cash used in financing activities	(17,576)	(47,140)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,583)	(3,500)

Net Change in Cash and Cash Equivalents	1,105	27,479
Cash and Cash Equivalents at Beginning of Period	20,372	25,431

Cash and Cash Equivalents at End of Period	$21,477	$52,910

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

•
Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands.

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
NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2010 fiscal year, ending January 1, 2011, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2009 fiscal year reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.
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
The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2010, there have been no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
OTHER MATTERS
The Company has been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and the first half of 2010. Although consumer spending may not return to pre-2008 levels for an extended period of time and unemployment levels remain high, the Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to carefully manage liquidity and spending. Projected 2010 capital expenditures are approximately $90.0 million (from $72.6 million in 2009).

The Company’s 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2010 and are convertible during the third quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 8 — Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if the Company’s 5.0% 350.0 million euro Notes due July 2013 and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
During the first six months of 2010, the Company received $165.7 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. The Company repaid amounts outstanding under its amended and restated revolving credit facility with the amount of such refunds.
Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) with respect to the LIZ CLAIBORNE family of brands (see Note 13 — Additional Financial Information); (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and the Company’s 350.0 million euro Notes.

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
The Company recorded pretax charges of $10.4 million ($6.8 million, net of income taxes) and $2.6 million during the six months ended July 3, 2010 and July 4, 2009, respectively, and $1.2 million during the three months ended July 4, 2009, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. The charge recorded net of income taxes for the three months ended July 3, 2010 was not significant. The net loss on disposal of discontinued operations in the six and three months ended July 3, 2010 included $3.6 million and $0.3 million of tax benefits for an expected refund of previously paid taxes.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consisted of Property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center.
Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$13,138	$14,007	$7,735	$8,847

(Loss) income before (benefit) provision for income taxes	$(2,461)	$(9,119)	$218	$(4,357)

(Benefit) provision for income taxes	(728)	—	9	—

(Loss) income from discontinued operations, net of income taxes	$(1,733)	$(9,119)	$209	$(4,357)

(Loss) income on disposal of discontinued operations, net of income taxes	$(6,792)	$(2,613)	$17	$(1,219)

3. STOCKHOLDERS’ EQUITY
Activity for the six months ended July 3, 2010 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest
Balance as of January 2, 2010	$319,326	$1,669,316	$(1,879,160)	$3,331
Net loss	—	(158,624)	—	(613)
Restricted shares issued, net of cancellations and shares withheld for taxes	6,288	—	(5,224)	—
Share-based compensation	3,591	—	—	—
Dividend equivalent units vested	(15)	(58)	51	—

Balance as of July 3, 2010	$329,190	$1,510,634	$(1,884,333)	$2,718

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

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains (losses) on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Net loss	$(159,237)	$(173,868)	$(87,199)	$(82,120)
Other comprehensive (loss) income, net of income taxes:
Change in cumulative translation adjustment	26,802	28	1,980	18,978
Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $2,091, $1,033, $2,780 and $1,033, respectively	(26,901)	(3,310)	(8,715)	(20,880)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $0, $0, $0 and $0, respectively	(22)	177	(22)	253
Change in fair value of cash flow hedges, net of income taxes of $2,062, $(640), $1,188 and $(474), respectively	12,447	(5,235)	4,891	(8,503)

Comprehensive loss	(146,911)	(182,208)	(89,065)	(92,272)
Comprehensive loss attributable to the noncontrolling interest	613	383	355	14

Comprehensive loss attributable to Liz Claiborne, Inc.	$(146,298)	$(181,825)	$(88,710)	$(92,258)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	July 3, 2010	January 2, 2010	July 4, 2009
Cumulative translation adjustment, net of income taxes of $5,038, $7,129 and $17,082, respectively	$(64,247)	$(64,148)	$(66,304)
Unrealized gains (losses) on cash flow hedging derivatives, net of income taxes of $(229), $1,833 and $386, respectively	6,883	(5,564)	(8,382)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	319	341	(370)

Accumulated other comprehensive loss, net of income taxes	$(57,045)	$(69,371)	$(75,056)

4. INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	July 3, 2010	January 2, 2010	July 4, 2009
Raw materials	$3,053	$5,896	$17,600
Work in process	21	773	3,396
Finished goods	305,854	313,044	364,138

Total inventories, net	$308,928	$319,713	$385,134

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	July 3, 2010	January 2, 2010	July 4, 2009
Land and buildings	$69,235	$69,235	$69,300
Machinery and equipment	318,195	312,444	337,790
Furniture and fixtures	249,271	274,235	277,895
Leasehold improvements	486,882	529,281	550,153

	1,123,583	1,185,195	1,235,138
Less: Accumulated depreciation and amortization	736,675	740,507	724,974

Total property and equipment, net	$386,908	$444,688	$510,164

Depreciation and amortization expense on property and equipment for the six months ended July 3, 2010 and July 4, 2009 was $55.4 million and $63.8 million, respectively, which includes depreciation for property and equipment under capital leases of $2.6 million and $3.2 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended July 3, 2010 and July 4, 2009 was $26.7 million and $32.5 million, respectively, which includes depreciation for property and equipment under capital leases of $1.3 million and $1.6 million, respectively. Machinery and equipment under capital leases was $30.1 million, $36.1 million and $45.1 million as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively.
6. GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	July 3, 2010	January 2, 2010	July 4, 2009
Amortized intangible assets:
Gross carrying amount:
Licensed trademarks (a)	—	$—	$—	$32,154
Owned trademarks	5 years	1,000	1,000	1,000
Customer relationships	13 years	12,195	12,220	12,041
Merchandising rights (b)	4 years	25,658	35,025	47,963
Other	4 years	2,322	2,322	2,322

Subtotal	7 years	41,175	50,567	95,480

Accumulated amortization:
Licensed trademarks		—	—	(21,207)
Owned trademarks		(616)	(517)	(417)
Customer relationships		(3,910)	(3,426)	(2,882)
Merchandising rights		(19,210)	(23,488)	(27,287)
Other		(1,565)	(1,487)	(1,312)

Subtotal		(25,301)	(28,918)	(53,105)

Net:
Licensed trademarks		—	—	10,947
Owned trademarks		384	483	583
Customer relationships		8,285	8,794	9,159
Merchandising rights		6,448	11,537	20,676
Other		757	835	1,010

Total amortized intangible assets, net		15,874	21,649	42,375

Unamortized intangible assets:
Owned trademarks		208,935	209,580	208,050

Total intangible assets		$224,809	$231,229	$250,425

(a)
The decrease in the balance compared to July 4, 2009 reflected a non-cash impairment charge of $9.5 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment related to the Company’s licensed trademark intangible asset associated with its licensed DKNY® JEANS and DKNY® ACTIVE brands.

(b)
The decrease in the balance compared to July 4, 2009 included non-cash impairment charges of $2.6 million recorded in the second quarter of 2010 primarily within the Company’s Partnered Brands segment related to merchandising rights of its LIZ CLAIBORNE and licensed DKNY® JEANS brands and a non-cash impairment charge of $4.7 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment primarily related to LIZ CLAIBORNE merchandising rights.

Amortization expense of intangible assets was $3.6 million and $7.4 million for the six months ended July 3, 2010 and July 4, 2009, respectively, and $1.7 million and $3.8 million for the three months ended July 3, 2010 and July 4, 2009, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2010	$5.6
2011	3.7
2012	2.3
2013	1.2
2014	0.9
In the second quarter of 2009, the Company recorded $2.8 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac. The Company performed a step two goodwill impairment assessment, concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in its Partnered Brands segment.
7. INCOME TAXES
As of the fourth quarter of 2008, the Company recorded valuation allowances for substantially all deferred tax assets due to the combination of (i) its history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) then current general economic conditions. During the second quarter of 2010, the Company continues to provide a full valuation allowance on deferred tax assets in most jurisdictions.
The Company’s provision for income taxes for the six and three months ended July 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.
The Company’s benefit for income taxes during the six and three months ended July 4, 2009 primarily resulted from the allocation of a tax benefit to continuing operations. Amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. The issuance of the Convertible Notes in June of 2009 resulted in the recognition of a credit to the Capital in excess of par value account of $20.6 million (see Note 8 — Debt and Lines of Credit), which caused the allocation of a tax benefit to continuing operations of approximately $8.0 million. The benefit for income taxes for the six and three months ended July 4, 2009 is net of tax expense related primarily to uncertain tax position adjustments and an increase in deferred tax liabilities for indefinite-lived intangible assets.
The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US and the Netherlands. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2005. As a result of the US Federal tax law change in 2009 extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. The Company has been reviewed by the IRS for 2004 and 2005. The Company is no longer subject to income tax examination by the Dutch tax authorities for years before 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.6 million and $2.9 million within the next 12 months due to the expiration of the statute of limitations and various tax settlements. As of July 3, 2010, uncertain tax positions of $85.4 million exist, which would provide an effective rate impact in the future if subsequently recognized.
8. DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

In thousands	July 3, 2010	January 2, 2010	July 4, 2009
5.0% Notes, due July 2013 (a)	$438,743	$501,827	$488,892
6.0% Convertible Senior Notes, due June 2014 (b)	72,793	71,137	69,508
Revolving credit facility	63,036	66,507	138,231
Capital lease obligations	15,052	18,680	20,764
Other	—	—	232

Total debt	589,624	658,151	717,627
Less: Short-term borrowings (c)	67,127	70,868	139,264
Convertible Notes (d)	72,793	71,137	—

Long-term debt	$449,704	$516,146	$578,363

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	The balance at July 3, 2010, January 2, 2010 and July 4, 2009 represented principal of $90.0 million and an unamortized debt discount of $17.2 million, $18.9 million and $20.5 million, respectively.

(c)	At July 3, 2010, the balance primarily consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at July 3, 2010 and January 2, 2010, respectively.
5.0% Notes
On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Notes is designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 15 — Derivative Instruments).
6.0% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of July 3, 2010, none of the Convertible Notes were converted although they were convertible at the option of the holder.
The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $4.3 and $2.1 million for the six and three months ended July 3, 2010 and not significant in the six and three months ended July 4, 2009.
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

As of July 3, 2010, availability under the Company’s amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
Revolving credit facility (a)	$350,000	$288,438	$63,036	$30,262	$195,140	$150,140

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.
Capital Lease
On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company’s 2001 synthetic lease, which matured in 2006 (see Note 10 — Commitments and Contingencies). On June 15, 2010, the Company prepaid $1.5 million principal of the capital lease due to the closure of its former distribution center in Rhode Island.
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
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	July 3, 2010	January 2, 2010	July 4, 2009
Financial Assets:
Derivatives	$5,664	$586	$336
Financial Liabilities:
Derivatives	$(84)	$(3,781)	$(8,179)
The fair values of the Company’s Level 2 derivative instruments are primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments include volatilities, discount rates and estimated credit losses.
The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on such fair value hierarchy:

					Total Losses
	Net Carrying	Fair Value Measured and Recorded			Six Months	Three Months
	Value as of	at Reporting Date Using:			Ended	Ended
In thousands	July 3, 2010	Level 1	Level 2	Level 3	July 3, 2010	July 3, 2010
Property and equipment	$3,393	$—	$—	$3,393	$14,775	$13,152
Intangible assets	—	—	—	—	2,594	2,594
As a result of the decisions to exit certain LUCKY BRAND retail locations and the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico, cease use of certain corporate assets and close a distribution center in the first six months of 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $14.8 million, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value in 2009 on a non-recurring basis, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded			Six Months	Three Months
	Value as of	at Reporting Date Using:			Ended	Ended
In thousands	July 4, 2009	Level 1	Level 2	Level 3	July 4, 2009	July 4, 2009
Property and equipment	$681	$—	$—	$681	$3,584	$494
As a result of the decision to exit certain operational retail formats, primarily related to LUCKY BRAND in the first six months of 2009, an impairment analysis was performed on the associated property and equipment. The Company determined that a portion of such assets exceeded their fair value, resulting in an impairment charge of $3.6 million, which was recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.
The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 3, 2010		January 2, 2010		July 4, 2009
		Carrying		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value	Fair Value	Value
5.0% Notes, due July 2013 (a)	$360,267	$438,743	$392,615	$501,827	$333,716	$488,892
6.0% Convertible Senior Notes, due June 2014 (a)	126,567	72,793	160,738	71,137	93,449	69,508
Revolving credit facility (b)	63,036	63,036	66,507	66,507	138,231	138,231

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rate; accordingly, its fair value approximates its carrying value.
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

Acquisitions
On January 26, 2006, the Company acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May 2009, the Company paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. The Company estimates that the contingent payment based on 2010 earnings will be in the range of approximately $0-$5.0 million, which will be accounted for as additional purchase price when paid.
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
Other
On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1.0% of the lessor’s assets. The lease includes guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum initial guarantee was approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required. In October of 2010, the Company is required to communicate its intent with respect to the Ohio distribution facility to (i) purchase the underlying assets; (ii) refinance the synthetic lease; or (iii) remarket the leased property.
The Company continued further consolidation of its warehouse operations with the closure of its Rhode Island distribution facility in May 2010. In June 2010, the Company paid $4.8 million and received $2.8 million of proceeds, each in connection with its former Rhode Island distribution center, which was financed under the synthetic lease. The Company estimates its present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.
In connection with the disposition of the LIZ CLAIBORNE Canada retail stores (see Note 2 — Discontinued Operations), 38 store leases were assigned to Laura Canada, of which the Company remains secondarily liable for the remaining obligations on 31 such leases. As of July 3, 2010, the future aggregate payments under these leases amounted to $35.2 million and extended to various dates through 2020.

11. STREAMLINING INITIATIVES
2010 Actions
The Company continued to consolidate its warehouse operations, an initiative that began in 2009. These actions included the:
•	planned closure of its Vernon, California distribution facility, which is expected to close on or about October 15, 2010; and

•	planned closure of a distribution facility in Marcel Laurin, Canada, which is expected to close on or about August 15, 2010.
In April 2010, under an agreement with an affiliate of Donna Karan International, Inc. (“DKI”), the Company initiated a plan to exit its licensed DKNY® MENS Sportswear operations and close, transfer or repurpose its DKNY® JEANS outlet stores (see Note 13 – Additional Financial Information), which will include contract terminations, staff reductions and consolidation of office space. These actions are expected to be completed by the end of 2010.
In July 2010, the Company initiated actions to exit the Company’s LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico (see Note 18 – Subsequent Event).
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
In connection with the license agreements with JCPenney and QVC (see Note 13 – Additional Financial Information), the Company initiated certain actions including consolidation of office space and reduction of staff in certain support functions. As a result, the Company incurred charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions were completed in the second quarter of 2010.
The Company also initiated actions to consolidate certain warehouse operations, with the closure of its leased Santa Fe Springs, California distribution facility in January 2010 and the closure of its Lincoln, Rhode Island distribution facility in May 2010.
For the six months ended July 3, 2010, the Company recorded pretax charges totaling $47.2 million related to these initiatives. The Company expects to pay approximately $25.6 million of accrued streamlining costs in the next 12 months. For the six months ended July 4, 2009, the Company recorded pretax charges of $47.2 million related to these initiatives, including $24.6 million of payroll and related costs, $10.8 million of lease termination costs, $7.4 million of fixed asset write-downs and disposals and $4.4 million of other costs. Approximately $12.2 million and $7.4 million of these charges were non-cash during the six months ended July 3, 2010 and July 4, 2009, respectively.

For the six and three months ended July 3, 2010 and July 4, 2009, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Domestic-Based Direct Brands	$11,391	$12,355	$6,547	$1,775
International-Based Direct Brands	3,086	14,423	1,567	10,597
Partnered Brands	32,741	20,402	25,504	1,467

Total	$47,218	$47,180	$33,618	$13,839

A summary rollforward of the liability for streamlining initiatives is as follows:

		Contract
	Payroll and	Termination	Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 2, 2010	$32,696	$22,821	$—	$7,204	$62,721
2010 provision	8,392	21,281	12,245	5,300	47,218
2010 asset write-downs	—	—	(12,245)	—	(12,245)
Translation difference	(966)	(224)	—	(600)	(1,790)
2010 spending	(33,264)	(16,146)	—	(6,244)	(55,654)

Balance at July 3, 2010	$6,858	$27,732	$—	$5,660	$40,250

12. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Six Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Loss from continuing operations	$(150,712)	$(162,136)	$(87,425)	$(76,544)
Net loss attributable to the noncontrolling interest	(613)	(383)	(355)	(14)

Loss from continuing operations attributable to Liz Claiborne, Inc.	(150,099)	(161,753)	(87,070)	(76,530)
(Loss) income from discontinued operations, net of income taxes	(8,525)	(11,732)	226	(5,576)

Net loss attributable to Liz Claiborne, Inc.	$(158,624)	$(173,485)	$(86,844)	$(82,106)

Basic weighted average shares outstanding	94,207	93,828	94,243	93,885
Stock options and nonvested shares(a)(b)	—	—	—	—
Convertible Notes(c)	—	—	—	—

Diluted weighted average shares outstanding	94,207	93,828	94,243	93,885

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(1.59)	$(1.72)	$(0.92)	$(0.82)

(Loss) income from discontinued operations attributable to Liz Claiborne, Inc.	$(0.09)	$(0.13)	$—	$(0.05)

Net loss attributable to Liz Claiborne, Inc.	$(1.68)	$(1.85)	$(0.92)	$(0.87)

(a)
Because the Company incurred a loss from continuing operations for the six and three months ended July 3, 2010 and July 4, 2009, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the six and three months ended July 3, 2010 and July 4, 2009, approximately 5.9 million and 6.3 million outstanding stock options, respectively and approximately 0.9 million and 1.2 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.2 million and 0.4 million nonvested shares for the six and three months ended July 3, 2010 and July 4, 2009, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the six and three months ended July 3, 2010, approximately 11.2 million and 11.6 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share. The average market price of the Company’s stock during the six and three months ended July 4, 2009 was less than $3.58 and, as a result, the Convertible Notes were not dilutive for the six and three months ended July 4, 2009.

13. ADDITIONAL FINANCIAL INFORMATION
Licensing-Related Transactions
In October 2009, the Company entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney will only use designs provided or approved by the Company. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to the Company of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
The Company also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of the Company’s trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC merchandises and sources the product and the Company provides brand management oversight. The agreement provides for the payment to the Company of a royalty based on net sales.
In April 2010, the Company entered into an agreement with DKI, which includes the termination of the DKNY® MENS Sportswear license and the transfer of certain outlet stores of its licensed DKNY® JEANS brand to DKI, subject to landlord consent. In connection with the termination of the DKNY® MENS Sportswear license, the Company recorded a pretax charge of $9.9 million in the second quarter of 2010.
Condensed Consolidated Statements of Cash Flows Supplementary Disclosures
During the six months ended July 3, 2010 and July 4, 2009, the Company received net income tax refunds of $165.7 million and $97.8 million, respectively and made interest payments of $5.4 million and $6.5 million, respectively. As of July 3, 2010 and July 4, 2009, the Company accrued capital expenditures totaling $4.5 million and $4.1 million, respectively.
During the six months ended July 3, 2010 and July 4, 2009, the Company paid $24.3 million to Li & Fung and received a payment of $75.0 million from Li & Fung related to a buying/sourcing agreement, respectively, which are included within (Decrease) increase in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statements of Cash Flows.
During the six months ended July 3, 2010 and July 4, 2009, the Company made business acquisition payments of $5.0 million related to the Lucky Brand acquisition and $8.8 million related to the Lucky Brand and Mac & Jac acquisitions.
Related Party Transactions
On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the Kate Spade brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of July 3, 2010 and January 2, 2010, the Company recorded $12.6 million and $7.4 million, respectively, related to its investments in and advances to the equity investee, which is included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company’s equity in the earnings of KSJ was $0.6 million in the six and three months ended July 3, 2010.
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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands.

The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company-owned retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company-owned specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Six Months Ended July 3, 2010 (26 weeks)
Domestic-Based Direct Brands	$482,772	41.0%	$(23,024)	(4.8)%
International-Based Direct Brands	343,703	29.2%	(55,633)	(16.2)%
Partnered Brands	351,843	29.8%	(73,937)	(21.0)%

Totals	$1,178,318	100.0%	$(152,594)	(13.0)%

Six Months Ended July 4, 2009 (26 weeks)
Domestic-Based Direct Brands	$510,399	35.2%	$(30,294)	(5.9)%
International-Based Direct Brands	397,096	27.4%	(50,304)	(12.7)%
Partnered Brands	542,394	37.4%	(57,163)	(10.5)%

Totals	$1,449,889	100.0%	$(137,761)	(9.5)%

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Three Months Ended July 3, 2010 (13 weeks)
Domestic-Based Direct Brands	$239,911	42.1%	$(13,051)	(5.4)%
International-Based Direct Brands	162,541	28.5%	(26,170)	(16.1)%
Partnered Brands	167,388	29.4%	(47,329)	(28.3)%

Totals	$569,840	100.0%	$(86,550)	(15.2)%

Three Months Ended July 4, 2009 (13 weeks)
Domestic-Based Direct Brands	$250,863	37.2%	$(9,131)	(3.6)%
International-Based Direct Brands	188,555	27.9%	(33,113)	(17.6)%
Partnered Brands	235,170	34.9%	(19,154)	(8.1)%

Totals	$674,588	100.0%	$(61,398)	(9.1)%

GEOGRAPHIC DATA:

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Six Months Ended July 3, 2010 (26 weeks)
Domestic	$769,927	65.3%	$(91,254)	(11.9)%
International	408,391	34.7%	(61,340)	(15.0)%

Totals	$1,178,318	100.0%	$(152,594)	(13.0)%

Six Months Ended July 4, 2009 (26 weeks)
Domestic	$985,587	68.0%	$(71,507)	(7.3)%
International	464,302	32.0%	(66,254)	(14.3)%

Totals	$1,449,889	100.0%	$(137,761)	(9.5)%

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Three Months Ended July 3, 2010 (13 weeks)
Domestic	$373,096	65.5%	$(57,108)	(15.3)%
International	196,744	34.5%	(29,442)	(15.0)%

Totals	$569,840	100.0%	$(86,550)	(15.2)%

Three Months Ended July 4, 2009 (13 weeks)
Domestic	$455,832	67.6%	$(21,285)	(4.7)%
International	218,756	32.4%	(40,113)	(18.3)%

Totals	$674,588	100.0%	$(61,398)	(9.1)%

Domestic-Based Direct Brands segment assets decreased to $598.2 million at July 3, 2010 from $640.2 million at January 2, 2010. International-Based Direct Brands segment assets decreased to $324.4 million at July 3, 2010 from $403.8 million at January 2, 2010. Partnered Brands segment assets decreased to $368.5 million at July 3, 2010 from $533.7 million at January 2, 2010.
15. DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of July 3, 2010, the Company had Canadian currency collars maturing through August 2010 to sell 12.1 million Canadian dollars for $11.5 million. The Company also had forward contracts maturing through March 2011 to sell 12.8 million Canadian dollars for $12.3 million and to sell 30.7 million euro for $43.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 3, 2010	Other current assets	$63,431	$5,664	Accrued expenses	$—	$—
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091
July 4, 2009	Other current assets	18,838	240	Accrued expenses	135,169	7,940

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 3, 2010	Other current assets	$—	$—	Accrued expenses	$3,899	$84
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690
July 4, 2009	Other current assets	5,488	96	Accrued expenses	6,227	239
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

		Location of Gain or		Amount of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	(Loss) Recognized
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	in Operations on
	in Accumulated	OCI into Operations	from Accumulated	Derivative
	OCI on Derivative	(Effective and	OCI into Operations	(Ineffective
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	Portion)
Six months ended July 3, 2010	$8,961	Cost of goods sold	$(5,548)	$(124)
Six months ended July 4, 2009	360	Cost of goods sold	5,903	(124)
Three months ended July 3, 2010	5,173	Cost of goods sold	(906)	235)
Three months ended July 4, 2009	(5,146)	Cost of goods sold	3,831	(503)
As of July 3, 2010, approximately $7.1 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
The Company hedges its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within

Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations.
The related translation gains (losses) recorded within Other comprehensive loss were $25.5 million and $(1.9) million for the six months ended July 3, 2010 and July 4, 2009, respectively, and $13.0 million and $(14.0) million for the three months ended July 3, 2010 and July 4, 2009, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in certain euro functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, the Company dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of its net investment in certain euro functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $37.8 million and $(1.3) million are reflected within Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations for the six months ended July 3, 2010 and July 4, 2009, respectively, and $19.3 million and $(6.8) million for the three months ended July 3, 2010 and July 4, 2009, respectively.
16. SHARE-BASED COMPENSATION
The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of July 3, 2010, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock.
Compensation expense related to the Company’s share-based payment awards totaled $3.6 million and $4.4 million for the six months ended July 3, 2010 and July 4, 2009, respectively, and $1.8 million and $2.5 million during the three months ended July 3, 2010 and July 4, 2009, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	July 3, 2010	July 4, 2009
Weighted-average fair value of options granted	$3.56	$1.84
Expected volatility	56.9% to 58.8%	48.7% to 74.8%
Weighted-average volatility	58.4%	61.9%
Expected term (in years)	5.0	5.1
Dividend yield	—	—
Risk-free rate	0.3% to 5.3%	0.5% to 5.0%
Expected annual forfeiture	12.6%	12.0%
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

A summary of award activity under stock option plans as of July 3, 2010 and changes therein during the six month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding at January 2, 2010	4,918,630	$19.27	4.9	$4,736
Granted	1,490,000	7.08
Cancelled	(550,984)	17.09

Outstanding at July 3, 2010	5,857,646	$16.38	5.0	$2,022

Vested or expected to vest at July 3, 2010	5,201,841	$17.69	4.9	$1,673

Exercisable at July 3, 2010	2,033,671	$31.83	3.2	$17

As of July 3, 2010, there were approximately 3.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.28.
As of July 3, 2010, there was $7.8 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six month periods ended July 3, 2010 and July 4, 2009 was $1.1 million and $1.6 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of July 3, 2010 and changes therein during the six month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested stock at January 2, 2010 (a)	1,132,856	$16.58
Granted	363,500	6.95
Vested	(228,994)	31.35
Cancelled	(190,955)	9.43

Nonvested stock at July 3, 2010 (a)	1,076,407	$11.45

Expected to vest as of July 3, 2010	669,830	$11.38

(a)
In the second and third quarters of 2008, performance shares were granted to a group of key executives. These shares are subject to certain service and performance conditions, a portion of which were measured as of fiscal 2008 year-end and the remainder will be measured at fiscal 2010 year-end. The shares which were contingently issuable based on 2008 performance were deemed not earned and were cancelled. The ultimate amount of earned shares measured at fiscal 2010 year-end will be determined by the extent of achievement of the performance criteria set forth in the performance share agreements and will range from 0 – 200% of target.

As of July 3, 2010, there was $3.0 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six month periods ended July 3, 2010 and July 4, 2009 was $7.2 million and $7.3 million, respectively.
17. LEGAL PROCEEDINGS
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arise from the

Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint seeks an award of $100.0 million in compensatory damages plus punitive damages. The Company believes the allegations in the complaint are without merit and intends to defend this lawsuit vigorously. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a claim. The court held oral argument on May 12, 2010, at which time the court entered an order staying discovery pending the resolution of the motion. The Company is currently awaiting the court’s ruling on the motion to dismiss.
The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.
18. SUBSEQUENT EVENT
Following a comprehensive review, on July 14, 2010, the Board of Directors of the Company approved plans to exit the Company’s LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. In connection with this action, the Company incurred non-cash impairment charges of approximately $7.1 million in the second quarter of 2010 and may incur additional non-cash charges in future periods. The Company also expects to record cash charges related to lease terminations and severance and is in the process of determining these cash charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business / Segments
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

•
Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, specialty retail, outlet, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), CONCEPTS BY CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ & CO., LIZ CLAIBORNE, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands.

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
We have been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and the first half of 2010. Although consumer spending may not return to pre-2008 levels for an extended period of time and unemployment levels remain high, we continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

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
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” in this Form 10-Q and in our 2009 Annual Report on Form 10-K.
Recent Initiatives
Following a comprehensive review, on July 14, 2010, our Board of Directors approved plans to exit our LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. As a result of this decision, we expect the meaningful operating losses related to this business to be eliminated in early 2011 when this action is anticipated to be completed. Our other outlet stores in the US and Puerto Rico for our JUICY COUTURE, LUCKY BRAND, KATE SPADE and KENSIE brands are not impacted by this decision.
In April 2010, under an agreement with an affiliate of Donna Karan International, Inc., we initiated a plan to terminate our licensed DKNY® MENS Sportswear operations and close, transfer or repurpose our DKNY® JEANS outlet stores (see Note 13 of Notes to Condensed Consolidated Financial Statements), which will include contract terminations, staff reductions and consolidation of office space. These actions are expected to be completed by the end of 2010.
Distribution of Our Liz Claiborne Brands
On October 7, 2009, in an effort to revitalize our LIZ CLAIBORNE brand franchise, reduce working capital needs and increase earnings and profitability, we entered into licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) for such brands.
Our multi-year license agreement with JCPenney granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the United States and Puerto Rico. Under the agreement, JCPenney will only use designs provided or approved by us. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
We also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC merchandises and sources the product and we provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales.

Cost Reduction Initiatives
Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. With the closure of our Santa Fe Springs, California distribution center in January 2010, the closure of our Lincoln, Rhode Island distribution center in May 2010 and the planned closures of our Vernon, California and Marcel Laurin, Canada distribution centers, we will have closed ten distribution centers since 2007.
In connection with the license agreements with JCPenney and QVC discussed above, we initiated actions to consolidate office space and reduce staff in certain support functions. These actions were completed in the second quarter of 2010. We will also continue to closely manage spending, with projected 2010 capital expenditures of approximately $90.0 million, compared to $72.6 million in 2009.
Liquidity
In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if our 5.0% 350.0 million euro Notes due July 2013 (the “Notes”) and our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not repaid or refinanced by certain agreed upon dates. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
For further information concerning our debt and credit facilities, see Note 8 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.
During the first six months of 2010, we received $165.7 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds.
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
Overall Results for the Six Months Ended July 3, 2010
Net Sales
Net sales for the first half of 2010 were $1.178 billion, a decrease of $271.6 million, or 18.7%, compared to net sales for the first half of 2009. A total of $84.9 million, or 5.9%, of this decline in net sales is associated with our LIZ CLAIBORNE family of brands as we transition from the legacy department store model to the licensing model under the JCPenney and QVC arrangements.
The remaining decrease in net sales of $186.7 million, or 12.8%, reflected (i) sales declines in our Partnered Brands segment; (ii) sales declines in our International-Based Direct Brands segment due to decreased wholesale volume and reduced average selling prices, and to a lesser extent, our Domestic-Based Direct Brands segment, principally due to decreased wholesale volume; and (iii) the effect of fluctuations in foreign currency exchange rates, which increased net sales by $14.3 million.
Gross Profit and Loss from Continuing Operations
Gross profit in the first half of 2010 was $564.5 million, a decrease of $103.5 million compared to the first half of 2009, primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments and, to a lesser extent, our Domestic-Based Direct Brands segment. Gross profit as a percentage of net sales increased to 47.9% in 2010 from 46.1% in 2009, reflecting an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the company average, partially offset by reduced average selling prices in our International-Based Direct brands segment. We recorded a loss from continuing operations of $150.7 million in the first six months of 2010, as compared to a loss from continuing operations of $162.2 million in 2009. The reduced loss from continuing operations primarily reflected the impact of (i) a reduction in Selling, general & administrative expenses (“SG&A”); (ii) an increase in Other income (expense), primarily due to a period-over-period increase of $39.1 million in foreign currency translation gains related to our euro Notes (see “Financial Position, Liquidity and Capital Resources — Hedging Activities”); and (iii) the impact of decreased gross profits.
Balance Sheet
We ended the first six months of 2010 with a net debt position of $567.6 million as compared to $664.3 million at the end of the first six months of 2009. Including the receipt of $167.7 million of net income tax refunds, we generated $150.3 million in cash from continuing operations over the past twelve months, which enabled us to fund $61.4 million of capital and in-store shop expenditures, a $24.3 million refund paid to Li & Fung Limited (“Li & Fung”) related to a buying/sourcing arrangement, $11.3 million of investments in and advances to Kate Spade Japan Co. Ltd. (“KSJ”), an equity method investee and $5.0 million of acquisition related payments, while decreasing our net debt by $96.7 million. The effect of foreign currency translation on our euro Notes decreased our debt balance by $50.5 million at July 3, 2010 compared to July 4, 2009.
International Operations
In the first six months of 2010, international sales represented 34.7% of our overall sales, as compared to 32.0% in the first six months of 2009. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first six months of 2010 by $14.3 million. The period-over-period weakening of the euro and Canadian dollar against the US dollar during 2010 compared to 2009 has positively impacted sales in our European and Canadian businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed above, we present our results based on three reportable segments and on a geographic basis.
SIX MONTHS ENDED JULY 3, 2010 COMPARED TO SIX MONTHS ENDED JULY 4, 2009
The following table sets forth our operating results for the six months ended July 3, 2010 (comprised of 26 weeks) compared to the six months ended July 4, 2009 (comprised of 26 weeks):

	Six Months Ended		Variance
	July 3, 2010	July 4, 2009
Dollars in millions	(26 Weeks)	(26 Weeks)	$	%

Net Sales	$1,178.3	$1,449.9	$(271.6)	(18.7)%

Gross Profit	564.5	668.0	(103.5)	(15.5)%

Selling, general & administrative expenses	714.5	803.0	88.5	11.0%

Impairment of goodwill and other intangible assets	2.6	2.8	0.2	7.1%

Operating Loss	(152.6)	(137.8)	(14.8)	(10.7)%

Other income (expense), net	41.8	(1.4)	43.2	*

Interest expense, net	(34.5)	(29.5)	(5.0)	(16.9)%

Provision (benefit) for income taxes	5.4	(6.5)	(11.9)	*

Loss from Continuing Operations	(150.7)	(162.2)	11.5	7.1%

Discontinued operations, net of income taxes	(8.5)	(11.7)	3.2	27.4%

Net Loss	(159.2)	(173.9)	14.7	8.5%

Net loss attributable to the noncontrolling interest	(0.6)	(0.4)	0.2	50.0%

Net Loss Attributable to Liz Claiborne, Inc.	$(158.6)	$(173.5)	$14.9	8.6%

*	Not meaningful.
Net Sales
Net sales for the first half of 2010 were $1.178 billion, a decrease of $271.6 million, or 18.7%, when compared to the first half of 2009. This reduction reflected sales declines in all of our segments, including the impact of changes in foreign currency exchange rates in our international businesses, which increased net sales by $14.3 million in the first half of 2010, and an $84.9 million decrease in our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the continued adverse economic conditions in the markets in which we operate.

Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $482.8 million, a decrease of $27.6 million, or 5.4%, reflecting the following:
-
Net sales for JUICY COUTURE were $228.6 million, a 5.9% decrease compared to 2009, reflecting a decrease in wholesale apparel operations, partially offset by increases in outlet and wholesale non-apparel operations.

Store counts and key operating metrics for our JUICY COUTURE retail operations included the following:
—	We ended the first half of 2010 with 68 specialty stores and 35 outlet stores, reflecting the net addition over the last 12 months of 5 specialty stores and 2 outlet stores;

—	Average retail square footage in the first six months of 2010 was approximately 330 thousand square feet, a 2.9% increase compared to 2009;

—	Sales productivity was $339 per average square foot as compared to $348 for the first six months of 2009; and

—	Comparable store net sales in our Company-owned stores decreased by 3.4% in the first six months of 2010.
-
Net sales for LUCKY BRAND were $178.1 million, a 12.8% decrease compared to 2009, reflecting decreases in specialty retail, partially resulting from reduced average selling prices due to the aggressive liquidation of inventory, in addition to decreases in wholesale apparel and wholesale non-apparel operations.

Store counts and key operating metrics for our LUCKY BRAND retail operations included the following:

—	We ended the first half of 2010 with 190 specialty stores and 40 outlet stores, reflecting the net closure over the last 12 months of 4 specialty stores and 1 outlet store;

—	Average retail square footage in the first six months of 2010 was approximately 581 thousand square feet, a 1.1% increase compared to 2009;

—	Sales productivity was $169 per average square foot as compared to $196 for the first six months of 2009; and

—	Comparable store net sales in our Company-owned stores decreased by 17.4% in the first six months of 2010.
-
Net sales for KATE SPADE were $76.1 million, a 20.3% increase compared to 2009, primarily driven by increases in e-commerce, wholesale apparel, specialty retail and outlet operations.

Store counts and key operating metrics for our KATE SPADE retail operations included the following:

—	We ended the first half of 2010 with 39 specialty stores and 29 outlet stores, reflecting the net closure over the last 12 months of 9 specialty stores;

—	Average retail square footage in the first six months of 2010 was approximately 139 thousand square feet, a 10.7% decrease compared to 2009;

—	Sales productivity was $265 per average square foot as compared to $208 for the first six months of 2009; and

—	Comparable store net sales in our Company-owned stores increased by 16.5% in the first six months of 2010.
•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $343.7 million, a decrease of $53.4 million, or 13.4%, compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations and MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $332.1 million, a 16.4% decrease as compared to 2009.

Store counts and key operating metrics for our MEXX retail operations included the following:
-
We ended the first half of 2010 with 169 specialty stores, 94 outlet stores and 175 concessions, reflecting the net addition over the last 12 months of 32 specialty stores and the net closure of 5 outlet stores and 57 concessions (inclusive of the conversion of 29 concessions to specialty retail formats);

-	Average retail square footage in the first six months of 2010 was approximately 1.549 million square feet, a 5.3% increase compared to 2009;

-	Sales productivity was $131 per average square foot as compared to $151 for the first six months of 2009; and

-	Comparable store net sales in our Company-owned stores decreased by 8.1% in the first six months of 2010.

•	Partnered Brands net sales were $351.8 million, a decrease of $190.6 million, or 35.1%, reflecting:
-	A net $77.1 million, or 14.2%, decrease related to reduced sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS brand and our MONET and AXCESS brands;

-
A $94.5 million, or 17.4%, decrease related to brands that have been licensed or exited, primarily due to an $84.9 million decrease in sales in our LIZ CLAIBORNE family of brands as we transition from the legacy department store model to the licensing model under the JCPenney and QVC arrangements; and

-	A $19.0 million, or 3.5%, decrease related to reduced sales in our outlet operations. Store counts and key operating metrics for our Partnered Brands outlet operations included the following:
—
We ended the first half of 2010 with 98 outlet stores (excluding the LIZ CLAIBORNE Canada retail stores, which are reported as discontinued operations), reflecting the net closure over the last 12 months of 13 outlet stores;

—	Average retail square footage in the first six months of 2010 was approximately 887 thousand square feet, a 3.5% decrease compared to 2009;

—	Sales productivity was $53 per average square foot as compared to $71 for the first six months of 2009; and

—	Comparable store net sales in our Company-owned outlet stores decreased 25.8% in the first six months of 2010.
Comparable Company-owned store sales are calculated as follows:
-	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

-	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

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
Viewed on a geographic basis, Domestic net sales decreased by $215.7 million, or 21.9%, to $769.9 million, primarily reflecting the declines within our Partnered Brands segment, LUCKY BRAND retail and wholesale operations and JUICY COUTURE wholesale operations, partially offset by an increase in our KATE SPADE retail and wholesale operations. International net sales decreased by $55.9 million, or 12.0%, to $408.4 million, primarily due to declines in our MEXX Europe wholesale and retail operations and our MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations and a $14.3 million increase due to the impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the first half of 2010 was $564.5 million (47.9% of net sales), compared to $668.0 million (46.1% of net sales) in the first half of 2009. The decrease in gross profit is primarily due to reduced sales in all of our segments, partially offset by fluctuations in foreign currency exchange rates in our international businesses, which increased gross profit by $8.0 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. Gross profit rates improved in our Domestic-Based Direct Brands segment, despite reduced average selling prices in our LUCKY BRAND retail operations due to the aggressive liquidation of inventory, in addition to improved gross profit rates in our Partnered Brands segment. These increases were partially offset by the impact of decreased gross profit rates in our International-Based Direct Brands segment, due to reduced average selling prices.

Selling, General & Administrative Expenses
SG&A decreased $88.5 million, or 11.0%, to $714.5 million in the first half of 2010 from $803.0 million in the first half of 2009. The decrease in SG&A reflected the following:
•
A $65.1 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements;

•
A $26.7 million decrease in our International-Based Direct Brands segment, including a $7.7 million decrease in shipping and handling expenses, a $6.4 million decrease in concession fees and a $5.3 million decrease in payroll related expenses;

•	A $7.5 million decrease in our Domestic-Based Direct Brands segment, including a reduction of $11.9 million in payroll related expenses, partially offset by an increase in consulting fees;

•	A $7.3 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations; and

•	A $3.5 million increase in expenses associated with our streamlining initiatives and brand-exiting activities.
SG&A as a percentage of net sales was 60.6%, compared to 55.4% in the first half of 2009, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average and increases in our Partnered Brands and International-Based Direct Brands segments due to the decline in sales, which exceeded the proportionate reduction in SG&A.
Impairment of Goodwill and Other Intangible Assets
In the first half of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.
In the first half of 2009, we recorded $2.8 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge in our Partnered Brands segment.
Operating Loss
Operating loss for the first half of 2010 was $152.6 million ((13.0)% of net sales) compared to $137.8 million ((9.5)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $0.7 million in 2010. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss in the first half of 2010 was $23.0 million ((4.8)% of net sales), compared to an operating loss of $30.3 million ((5.9)% of net sales) in 2009. The decreased operating loss reflected a decrease in SG&A, including reduced payroll related expenses of $11.9 million, partially offset by decreased gross profit.

•
International-Based Direct Brands operating loss in the first half of 2010 was $55.6 million ((16.2)% of net sales), compared to an operating loss of $50.3 million ((12.7)% of net sales) in 2009. The increased operating loss related to decreased gross profit and a $1.4 million decrease resulting from fluctuations in foreign currency exchange rates, partially offset by (i) a $7.7 million reduction in shipping and handling expenses; (ii) a $6.4 million reduction in concession fees; and (iii) a $5.3 million decrease in payroll related expenses.

•
Partnered Brands operating loss in the first half of 2010 was $74.0 million ((21.0)% of net sales), compared to an operating loss of $57.2 million ((10.5)% of net sales) in 2009. The increased operating loss reflected reduced gross profit, including a reduction resulting from the liquidation of LIZ CLAIBORNE related merchandise as we transition to the licensing model under the JCPenney and QVC arrangements, partially offset by reduced SG&A.

On a geographic basis, Domestic operating loss increased by $19.7 million to a loss of $91.3 million, which reflected increased losses in our Partnered Brands segment, partially offset by reduced losses in our Domestic-Based Direct Brands segment. The International operating loss was $61.3 million in the first half of 2010 compared to an operating loss of $66.3 million in the first half of 2009. This change reflected decreased losses in our Partnered Brands operations in Europe and Canada, partially offset by the increased losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $0.7 million.

Other Income (Expense), Net
Other income (expense), net amounted to $41.8 million and $(1.4) million for the six months ended July 3, 2010 and July 4, 2009, respectively. Other income (expense), net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation gains (losses) of $37.8 million and $(1.3) million on our euro-denominated notes within earnings in the first half of 2010 and 2009, respectively, and (ii) foreign currency transaction gains and (losses) in the first half of 2010 and 2009.
Interest Expense, Net
Interest expense, net increased $5.0 million, or 16.9%, to $34.5 million in the six months ended July 3, 2010, as compared to $29.5 million in the six months ended July 4, 2009, primarily reflecting (i) a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility; (ii) increased interest expense related to the Convertible Notes, which were issued in June of 2009; and (iii) reduced interest expense due to decreased levels of borrowings under our amended and restated revolving credit facility.
Provision (Benefit) for Income Taxes
During the six months ended July 3, 2010, we recorded a provision for income taxes of $5.4 million, compared to a benefit for income taxes of $6.5 million during the six months ended July 4, 2009. We did not record income tax benefits for substantially all losses incurred during the first half of 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the combination of (i) our history of pretax losses, including goodwill impairment charges recorded in 2008 and 2007; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax provision for the six months ended July 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit for the six months ended July 4, 2009 consisted principally of (i) a tax benefit of $8.0 million that offset tax expenses recorded in Stockholders’ equity and (ii) tax expense related to additional accruals associated with indefinite-lived intangible assets and uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first half of 2010 decreased to $150.7 million, or (12.8)% of net sales, from $162.2 million in the first half of 2009, or (11.2)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. increased to $(1.59) in 2010 from $(1.72) in 2009.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the first half of 2010 was $8.5 million compared to a loss of $11.7 million in the first half of 2009. The first half of 2010 results include a loss on disposal of discontinued operations of $6.8 million primarily associated with the LIZ CLAIBORNE Canada stores and a $1.7 million loss from discontinued operations as compared to a $2.6 million loss on disposal of discontinued operations and a $9.1 million loss from discontinued operations in 2009. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.09) in 2010 and $(0.13) in 2009.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the first half of 2010 decreased to $158.6 million from $173.5 million in the first half of 2009. EPS increased to $(1.68) in 2010, from $(1.85) in 2009.

THREE MONTHS ENDED JULY 3, 2010 COMPARED TO THREE MONTHS ENDED JULY 4, 2009
The following table sets forth our operating results for the three months ended July 3, 2010 (comprised of 13 weeks) compared to the three months ended July 4, 2009 (comprised of 13 weeks):

	Three Months Ended		Variance
	July 3, 2010	July 4, 2009
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$569.8	$674.6	$(104.8)	(15.5)%

Gross Profit	282.3	321.1	(38.8)	(12.1)%

Selling, general & administrative expenses	366.3	381.6	15.3	4.0%

Impairment of goodwill and other intangible assets	2.6	0.9	(1.7)	*

Operating Loss	(86.6)	(61.4)	(25.2)	(41.0)%

Other income (expense), net	22.1	(7.3)	29.4	*

Interest expense, net	(19.1)	(15.5)	(3.6)	(23.2)%

Provision (benefit) for income taxes	3.8	(7.7)	(11.5)	*

Loss from Continuing Operations	(87.4)	(76.5)	(10.9)	(14.2)%

Discontinued operations, net of income taxes	0.2	(5.6)	5.8	*

Net Loss	(87.2)	(82.1)	(5.1)	(6.2)%

Net loss attributable to the noncontrolling interest	(0.4)	—	0.4	*

Net Loss Attributable to Liz Claiborne, Inc.	$(86.8)	$(82.1)	$(4.7)	(5.7)%

*	Not meaningful.
Net Sales
Net sales for the second quarter of 2010 were $569.8 million, a decrease of $104.8 million, or 15.5%, when compared to the second quarter of 2009. This reduction reflected sales declines in all of our segments, including the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $1.5 million in the second quarter of 2010 and a $33.1 million decrease in sales in our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the continued adverse economic conditions in the markets in which we operate.

Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $239.9 million, a decrease of $11.0 million, or 4.4%, reflecting the following:
-
Net sales for JUICY COUTURE were $111.9 million, a 1.5% increase compared to 2009, reflecting an increase in wholesale non-apparel operations, partially offset by a decrease in wholesale apparel operations.

Key operating metrics for our JUICY COUTURE retail operations included the following:
—	Average retail square footage in the second quarter of 2010 was approximately 330 thousand square feet, a 2.5% increase compared to 2009;

—	Sales productivity was $167 per average square foot as compared to $177 for the second quarter of 2009; and

—	Comparable store net sales in our Company-owned stores decreased by 6.7% in the second quarter of 2010.
-
Net sales for LUCKY BRAND were $86.4 million, a 19.4% decrease compared to 2009, reflecting decreases in specialty retail, partially resulting from reduced average selling prices due to the aggressive liquidation of inventory, in addition to decreases in wholesale apparel, wholesale non-apparel and outlet operations.

Key operating metrics for our LUCKY BRAND retail operations included the following:
—	Average retail square footage in the second quarter of 2010 was approximately 581 thousand square feet, a 1.2% increase compared to 2009;

—	Sales productivity was $81 per average square foot as compared to $102 for the second quarter of 2009; and

—	Comparable store net sales in our Company-owned stores decreased by 20.7% in the second quarter of 2010.
-	Net sales for KATE SPADE were $41.6 million, a 24.9% increase compared to 2009, primarily driven by increases in specialty retail, e-commerce, wholesale apparel and wholesale non-apparel operations.

Key operating metrics for our KATE SPADE retail operations included the following:
—	Average retail square footage in the second quarter of 2010 was approximately 139 thousand square feet, a 9.9% decrease compared to 2009;

—	Sales productivity was $150 per average square foot as compared to $119 for the second quarter of 2009; and

—	Comparable store net sales in our Company-owned stores increased by 15.2% in the second quarter of 2010.
•
International-Based Direct Brands net sales were $162.5 million, a decrease of $26.0 million, or 13.8%, compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations and MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $164.0 million, a 13.0% decrease as compared to 2009.

Key operating metrics for our MEXX retail operations included the following:
-	Average retail square footage in the second quarter of 2010 was approximately 1.549 million square feet, a 4.5% increase compared to 2009;

-	Sales productivity was $71 per average square foot as compared to $87 for the second quarter of 2009; and

-	Comparable store net sales in our Company-owned stores decreased by 8.5% in the second quarter of 2010.
•	Partnered Brands net sales were $167.4 million, a decrease of $67.8 million, or 28.8%, reflecting:
-
A $35.6 million, or 15.1%, decrease related to brands that have been licensed or exited, primarily due to a $33.1 million decrease in sales in our LIZ CLAIBORNE family of brands as we transition from the legacy department store model to the licensing model under the JCPenney and QVC arrangements;

-	A net $22.6 million, or 9.6%, decrease related to reduced sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS and our MONET brands; and

-	A $9.6 million, or 4.1%, decrease related to reduced sales in our outlet operations.

Key operating metrics for our Partnered Brands outlet operations included the following:
—	Average retail square footage in the second quarter of 2010 was approximately 880 thousand square feet, a 3.1% decrease compared to 2009;

—	Sales productivity was $31 per average square foot as compared to $40 for the second quarter of 2009; and

—	Comparable store net sales in our Company-owned outlet stores decreased 21.8% in the second quarter of 2010.
Viewed on a geographic basis, Domestic net sales decreased by $82.7 million, or 18.2%, to $373.1 million, primarily reflecting the declines within our Partnered Brands segment and LUCKY BRAND retail and wholesale operations, partially offset by increases in our KATE SPADE retail and wholesale operations and our JUICY COUTURE wholesale operations. International net sales decreased by $22.0 million, or 10.1%, to $196.7 million primarily due to declines in our MEXX Europe wholesale and retail operations and our MEXX Canada wholesale operations, partially offset by an increase in our MEXX Canada retail operations and a $1.5 million decrease due to the impact of fluctuations in foreign currency exchange rates on international sales.
Gross Profit
Gross profit in the second quarter of 2010 was $282.3 million (49.5% of net sales), compared to $321.1 million (47.6% of net sales) in the second quarter of 2009. The decrease in gross profit is primarily due to reduced sales in all of our segments. Fluctuations in foreign currency exchange rates in our international businesses decreased gross profit by $0.3 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. Gross profit rates improved in our Domestic-Based Direct Brands segment, despite the reduced average selling prices in our LUCKY BRAND retail operations due to the aggressive liquidation of inventory, in addition to an improved gross profit rate in our Partnered Brands segment. These increases were partially offset by the impact of decreased gross profit rates in our International-Based Direct Brands segment, due to reduced average selling prices.
Selling, General & Administrative Expenses
SG&A decreased $15.3 million, or 4.0%, to $366.3 million in the second quarter of 2010 from $381.6 million in the second quarter of 2009. The decrease in SG&A reflected the following:
•	A $21.5 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements;

•	An $11.9 million decrease in our International-Based Direct Brands segment, including a $4.4 million decrease in concession fees and a $2.3 million decrease in shipping and handling expenses;

•	A $3.3 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $21.1 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	A $0.3 million increase in our Domestic-Based Direct Brands segment, including increases in advertising and consulting fees, offset by a reduction of $5.5 million in payroll related expenses.
SG&A as a percentage of net sales was 64.3%, compared to 56.6% in the second quarter of 2009, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average, and increases in our Partnered Brands and International-Based Direct Brands segments due to the decline in sales, which exceeded proportionate reductions in SG&A.
Impairment of Goodwill and Other Intangible Assets
In the second quarter of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.
In the second quarter of 2009, we recorded $0.9 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge in our Partnered Brands segment.

Operating Loss
Operating loss for the second quarter of 2010 was $86.6 million ((15.2)% of net sales) compared to $61.4 million ((9.1)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $3.0 million in 2010. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $13.1 million ((5.4)% of net sales), compared to an operating loss of $9.1 million ((3.6)% of net sales) in 2009. The increased operating loss reflected a decrease in gross profit and a $4.9 million increase in expenses associated with our streamlining initiatives and brand exiting activities.

•
International-Based Direct Brands operating loss was $26.2 million ((16.1)% of net sales), compared to an operating loss of $33.1 million ((17.6)% of net sales) in 2009. The decreased operating loss reflected (i) a $4.4 million reduction in concession fees; (ii) a $2.3 million reduction in shipping and handling expenses; (iii) a $3.2 million decrease resulting from fluctuations in foreign currency exchange rates; and (iv) decreased gross profit.

•
Partnered Brands operating loss in the second quarter was $47.3 million ((28.3)% of net sales), compared to an operating loss of $19.2 million ((8.1)% of net sales) in 2009. The increased operating loss reflected reduced gross profit and a $25.6 million increase in expenses associated with our streamlining initiatives and brand exiting activities.

On a geographic basis, Domestic operating loss increased by $35.8 million to a loss of $57.1 million, which reflected increased losses in our Domestic-Based Direct Brands and Partnered Brands segments. The International operating loss was $29.5 million in the second quarter of 2010, compared to an operating loss of $40.1 million in the second quarter of 2009. This change reflected the decreased losses in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $3.0 million.
Other Income (Expense), Net
Other income (expense), net amounted to $22.1 million and $(7.3) million in the three months ended July 3, 2010 and July 4, 2009, respectively. Other income (expense), net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation gains (losses) of $19.4 million and $(6.8) million for the second quarter of 2010 and 2009, respectively, on our euro-denominated notes within earnings and (ii) foreign currency transaction gains and losses in the second quarter of 2010 and 2009.
Interest Expense, Net
Interest expense, net increased $3.6 million, or 23.2%, to $19.1 million for the three months ended July 3, 2010, as compared to $15.5 million for the three months ended July 4, 2009, primarily reflecting (i) the $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility; (ii) increased interest expense related to the Convertible Notes, which were issued in June of 2009; and (iii) reduced expense due to decreased levels of outstanding borrowings under our amended and restated revolving credit facility.
Provision (Benefit) for Income Taxes
During the three months ended July 3, 2010 we recorded a provision for income taxes of $3.8 million, compared to a benefit for income taxes of $7.7 million during the three months ended July 4, 2009. We did not record income tax benefits for substantially all losses incurred during the second quarter of 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the factors discussed above. The income tax provision for the three months ended July 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit for the three months ended July 4, 2009 consisted principally of (i) a tax benefit of $8.0 million that offset tax expense recorded in Stockholders’ equity and (ii) tax expense related to additional accruals associated with indefinite-lived intangible assets and uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the second quarter of 2010 increased to $87.4 million, or (15.3)% of net sales, from $76.5 million in the second quarter of 2009, or (11.3)% of net sales. EPS from continuing operations attributable to Liz Claiborne, Inc. decreased to $(0.92) in 2010 from $(0.82) in 2009.

Discontinued Operations, Net of Income Taxes
Income from discontinued operations in the second quarter of 2010 was not significant. Loss from discontinued operations was $5.6 million in the second quarter of 2009, including a $1.2 million loss on disposal of discontinued operations and a $4.4 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was not significant in 2010 and $(0.05) in 2009.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the second quarter of 2010 increased to $86.8 million from $82.1 million in the second quarter of 2009. EPS decreased to $(0.92) in 2010, from $(0.87) in 2009.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.
In May 2010, we completed the Amended Agreement. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our 350.0 million euro Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes due 2014 are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
The Convertible Notes enhance flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2010 and are convertible during the third quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
During the first six months of 2010, we received $165.7 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds.
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
Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including issuance of debt securities, sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any of such actions, if necessary.
Cash and Debt Balances. We ended the first half of 2010 with $22.0 million in cash and marketable securities, compared to $53.3 million at the end of the first half of 2009 and with $589.6 million of debt outstanding at the end of the first half of 2010, compared to $717.6 million at the end of the first half of 2009. This $96.7 million decrease in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to cash flows from continuing operations for the last twelve months of $150.3 million, which includes the receipt of $167.7 million of net income tax refunds, partially offset by $61.4 million in capital and in-store shop expenditures, a $24.3 million payment to Li & Fung related to a buying/sourcing arrangement, $11.3 million of investments in and advances to KSJ and $5.0 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5.0% Notes decreased our debt balance by $50.5 million, compared to July 4, 2009.
Accounts Receivable decreased $104.4 million, or 35.2%, at July 3, 2010 compared to July 4, 2009, primarily due to: (i) improved collection efforts resulting in decreased days sales outstanding; (ii) decreased sales in all of our segments; (iii) the impact of brands that have been licensed or exited; and (iv) the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $5.4 million or 1.8%. Accounts receivable decreased $71.3 million, or 27.1% at July 3, 2010 compared to January 2, 2010, primarily due to the impact of brands that have been licensed or exited and the timing of shipments in our domestic wholesale operations.
Inventories decreased $76.2 million, or 19.8% at July 3, 2010 compared to July 4, 2009, primarily due to: (i) improved inventory turns; (ii) our conservative inventory management; (iii) the year-over-year impact of decreased sales across all segments; and (iv) the impact of brands that have been licensed or exited. The impact of changes in foreign currency exchange rates decreased inventories by $5.7 million, or 1.5% at July 3, 2010 compared to July 4, 2009. Inventories decreased by $10.8 million, or 3.4% compared to January 2, 2010 primarily due to seasonal timing of wholesale shipments.

Borrowings under our revolving credit facility peaked at $150.4 million during the first half of 2010. Our borrowings under this facility totaled $63.0 million at July 3, 2010, compared to $138.2 million at July 4, 2009.
Net cash provided by operating activities of our continuing operations was $67.0 million in the first half of 2010, compared to $139.1 million in the first half of 2009. This $72.1 million decrease was primarily due to a period-over-period decrease related to working capital items of $114.1 million, which includes a $24.3 million refund paid to Li & Fung in 2010 compared to a $75.0 million payment received from Li & Fung in 2009, each related to a buying/sourcing agreement. In addition, we incurred increased losses in 2010 compared to 2009 (excluding foreign currency gains and losses, impairment charges and other non-cash items). These decreases were partially offset by a $67.9 million increase in net income tax refunds in 2010 compared to 2009. The operating activities of our discontinued operations provided $0.1 million and used $10.9 million of cash in the six months ended July 3, 2010 and July 4, 2009, respectively.
Net cash used in investing activities of our continuing operations was $38.7 million in the first half of 2010, compared to $49.6 million in the first half of 2009. Net cash used in investing activities in the six months ended July 3, 2010 primarily reflected the use of $29.4 million for capital and in-store shop expenditures, $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND and $4.0 million for investments in and advances to KSJ. Net cash used in investing activities in the six months ended July 4, 2009 primarily reflected the use of $40.1 million for capital and in-store shop expenditures and the use of $8.8 million for acquisition related payments for our previous acquisitions of LUCKY BRAND and Mac & Jac. In addition, the investing activities of our discontinued operations used $6.1 million and $0.5 million of cash in the six months ended July 3, 2010 and July 4, 2009, respectively.
Net cash used in financing activities was $17.6 million in the first half of 2010, compared to $47.1 million in the first half of 2009. The $29.5 million period-over-period decrease in the use of cash primarily reflected a decrease of $24.4 million in cash paid for deferred financing fees and a $6.7 million decrease in net cash used in borrowing activities.
Commitments and Capital Expenditures
During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
We may be required to make the following additional payments in connection with our acquisitions. If paid in cash, these payments will be funded with cash provided by operating activities or through availability under our amended and restated revolving credit facility:
•
On January 26, 2006, we acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. In May of 2009, we paid the former owners of Mac & Jac $3.8 million based on 2008 fiscal year earnings. We estimate that the remaining contingent payment based on 2010 earnings will be in the range of approximately $0-$5.0 million, which will be accounted for as additional purchase price when paid.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores discussed above, 38 store leases were assigned to Laura Canada, of which we remain secondarily liable for the remaining obligations on 31 such leases. As of July 3, 2010, the future aggregate payments under these leases amounted to $35.2 million and extended to various dates through 2020.
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
Debt consisted of the following:

In thousands	July 3, 2010	January 2, 2010	July 4, 2009

5.0% Notes (a)	$438,743	$501,827	$488,892
6.0% Convertible Senior Notes(b)	72,793	71,137	69,508
Revolving credit facility	63,036	66,507	138,231
Capital lease obligations	15,052	18,680	20,764
Other	—	—	232

Total debt	$589,624	$658,151	$717,627

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	The balance at July 3, 2010, January 2, 2010 and July 4, 2009, represented principal of $90.0 million and an unamortized debt discount of $17.2 million, $18.9 million and $20.5 million, respectively.
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
As of July 3, 2010, availability under our amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
Revolving credit facility (a)	$350,000	$288,438	$63,036	$30,262	$195,140	$150,140

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

Off-Balance Sheet Arrangements
On November 21, 2006, we entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. Our lease represents less than 1.0% of the lessor’s assets. The lease includes our guarantees for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum initial guarantee was approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to us through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required. In October of 2010, we are required to communicate our intent with respect to the Ohio distribution facility to (i) purchase the underlying assets; (ii) refinance the synthetic lease; or (iii) remarket the leased property.
We continued further consolidation of our warehouse operations with the closure of our Rhode Island distribution facility in May 2010. In June 2010, we paid $4.8 million and received $2.8 million of proceeds, each in connection with our former Rhode Island distribution center, which was financed under the synthetic lease. We estimate our present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. We have not entered into any other off-balance sheet arrangements.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of July 3, 2010, we had Canadian currency collars maturing through August 2010 to sell 12.1 million Canadian dollars for $11.5 million. We also had forward contracts maturing through March 2011 to sell 12.8 million Canadian dollars for $12.3 million and to sell 30.7 million euro for $43.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 3, 2010	Other current assets	$63,431	$5,664	Accrued expenses	$—	$—
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091
July 4, 2009	Other current assets	18,838	240	Accrued expenses	135,169	7,940

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 3, 2010	Other current assets	$—	$—	Accrued expenses	$3,899	$84
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690
July 4, 2009	Other current assets	5,488	96	Accrued expenses	6,227	239
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

				Amount of Gain
		Location of Gain or	Amount of Gain	or (Loss)
	Amount of Gain or	(Loss) Reclassified	or (Loss)	Recognized in
	(Loss) Recognized	from Accumulated	Reclassified from	Operations on
	in Accumulated	OCI into Operations	Accumulated OCI	Derivative
	OCI on Derivative	(Effective and	into Operations	(Ineffective
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	Portion)
Six months ended July 3, 2010	$8,961	Cost of goods sold	$(5,548)	$(124)
Six months ended July 4, 2009	360	Cost of goods sold	5,903	(124)
Three months ended July 3, 2010	5,173	Cost of goods sold	(906)	235)
Three months ended July 4, 2009	(5,146)	Cost of goods sold	3,831	(503)
As of July 3, 2010, approximately $7.1 million of unrealized gains in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
We hedge our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations.
The related translation gains (losses) recorded within Other comprehensive loss were $25.5 million and $(1.9) million for the six months ended July 3, 2010 and July 4, 2009, respectively, and $13.0 million and $(14.0) million for the three months ended July 3, 2010 and July 4, 2009, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, we dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $37.8 million and $(1.3) million are reflected within Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations for the six months ended July 3, 2010 and July 4, 2009, respectively, and $19.3 million and $(6.8) million for the three months ended July 3, 2010 and July 4, 2009, respectively.
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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were no significant changes in our critical accounting policies during the six months ended July 3, 2010. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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
We do not speculate on the future direction of interest rates. As of July 3, 2010, January 2, 2010 and July 4, 2009, our exposure to changing market rates was as follows:

In millions	July 3, 2010	January 2, 2010	July 4, 2009
Variable rate debt	$63.0	$66.5	$138.2
Average interest rate	5.29%	6.87%	6.39%
A ten percent change in the average rate would have resulted in an insignificant change in interest expense during the six months ended July 3, 2010.
As of July 3, 2010, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Eurobond offering and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
We transact business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency exchange rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.
At July 3, 2010, January 2, 2010 and July 4, 2009, we had forward contracts aggregating to $55.8 million, $97.4 million and $162.6 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $11.5 million, $15.7 million and $3.1 million at July 3, 2010, January 2, 2010 and July 4, 2009, respectively. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were $7.1 million at July 3, 2010, $(2.5) million at January 2, 2010 and $(7.7) million at July 4, 2009. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $6.6 million at July 3, 2010. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $7.4 million at July 3, 2010. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in certain euro functional currency subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), we dedesignated 209.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $26.3 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $26.3 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net.
We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arise from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint seeks an award of $100.0 million in compensatory damages plus punitive damages. The Company believes the allegations in the complaint are without merit and intends to defend this lawsuit vigorously. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a claim. The court held oral argument on May 12, 2010, at which time the court entered an order staying discovery pending the resolution of the motion. The Company is currently awaiting the court’s ruling on the motion to dismiss.
A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company’s wholesale business. The Company believes that the allegations contained in the complaint are without merit, and the Company intends to defend this lawsuit vigorously. Plaintiffs amended their complaint on April 19, 2010, and the Company’s responsive pleading was filed on June 18, 2010. At a July 30, 2010 hearing, the judge presiding over the case set a deadline of August 15, 2010 for Plaintiffs to further amend their complaint. The judge also granted the Company’s request to file a motion to dismiss the complaint, and set a deadline of September 17, 2010 for that motion.

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
There have not been any material changes during the quarter ended July 3, 2010 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, other than the following:
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
Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space and distribution centers, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, our aggregate commitments under the facility were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our existing 350.0 million 5.0% Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
During the first six months of 2010, we received $165.7 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.
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
In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger the requirement to apply substantially all cash collections to reduce outstanding borrowings or default and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, a breach of the minimum aggregate availability covenant would trigger an immediate Event of Default. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and our 5.0% 350.0 million euro Notes due 2013. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.
The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended July 3, 2010, the Convertible Notes are convertible during the third quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
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
Because of the continuing uncertainty and risks relating to future economic conditions, including consumer spending in particular, we may, from time to time, explore various initiatives to improve our liquidity, including issuance of debt securities, sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any of such actions if necessary.
We may not be able to complete the closure of our Liz Claiborne branded outlet operations on terms satisfactory to us, and such closure may have an adverse effect on our results of operations and cash flows.
On July 14, 2010, our Board of Directors approved plans to exit our 87 LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. These closings are consistent with the capital efficient, licensing-oriented model for the LIZ CLAIBORNE brand that is reflected in our licensing agreements with JCPenney and QVC. We expect the exit process to be completed in early 2011. Although we expect that the completion of the exit process would eliminate the material operating losses of the LIZ CLAIBORNE branded outlet business, some of the affected stores are subject to long-term leases. We may not be able to terminate our outlet store leases on satisfactory economic terms or, if permissible under the leases, convert the stores to another use or assign such leases to one or more third parties. In addition, we face the risk of liquidating our current inventory on an abbreviated time frame and at reduced prices. As a result, we may incur a loss on such current inventory at such outlets and inventory on order that is destined for such outlets. We may also incur lease termination, severance and other costs related to this action. The reduction in the visibility of the LIZ CLAIBORNE brands resulting from the closure or conversion of the current 87 locations may limit or impair the LIZ CLAIBORNE brands’ awareness and recognition, which may negatively impact the sales of those LIZ CLAIBORNE brands made by JCPenney and QVC, and our potential revenue from such licensing arrangements may also be negatively impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended July 3, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands) (a)	Paid Per Share	(In thousands)	(In thousands) (b)

April 4, 2010 - May 1, 2010	—	$—	—	$28,749
May 2, 2010 - June 5, 2010	1.5	5.81	—	28,749
June 6, 2010 - July 3, 2010	—	—	—	28,749

Total -13 Weeks Ended July 3, 2010	1.5	$5.81	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

3(a)	Restated Certificate of Incorporation of Liz Claiborne, Inc. and Certificate of Amendment to the Restated Certificate of Incorporation of Liz Claiborne, Inc.

3(b)	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated June 3, 2010).

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 5, 2010

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren ANDREW WARREN	By:	/s/ Elaine H. Goodell ELAINE H. GOODELL
	Chief Financial Officer		Vice President — Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer
(Principal accounting officer)