Form 10-Q
period 2010-10-02
CLAIBORNE LIZ INC
filed 2010-11-04
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 2, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number:  1-10689
       LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
       The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 25, 2010 was 94,474,513.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
October 2, 2010

		PAGE
		NUMBER
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of October 2, 2010 (Unaudited), January 2, 2010 and October 3, 2009 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the Nine and Three Month Periods Ended October 2, 2010 (Unaudited) and October 3, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended October 2, 2010 (Unaudited) and October 3, 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 – 49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49 – 50

Item 4.	Controls and Procedures	50

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	51 – 53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55
EX-10.1
EX-31.A
EX-31.B
EX-32.A
EX-32.B

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
•
our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash;

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

•
a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product and tariffs and other trade barriers, to which our international operations are subject;

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 2, 2010		October 3, 2009
	(Unaudited)	January 2, 2010	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,392	$20,372	$25,173
Accounts receivable - trade, net	274,989	263,508	369,724
Inventories, net	380,435	319,713	409,964
Deferred income taxes	73	769	8,179
Other current assets	98,081	267,499	120,375
Assets held for sale	7,052	15,070	16,649

Total current assets	777,022	886,931	950,064

Property and Equipment, Net	386,153	444,688	494,725
Intangibles, Net	226,427	231,229	247,285
Deferred Income Taxes	6,380	7,565	2,474
Other Assets	41,553	35,490	31,066

Total Assets	$1,437,535	$1,605,903	$1,725,614

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$171,480	$70,868	$229,066
Convertible Senior Notes	73,662	71,137	--
Accounts payable	198,969	144,942	188,335
Accrued expenses	254,932	343,288	250,053
Income taxes payable	2,443	5,167	6,439
Deferred income taxes	7,150	7,150	--

Total current liabilities	708,636	642,552	673,893

Long-Term Debt	491,737	516,146	599,520
Other Non-Current Liabilities	196,880	201,027	159,779
Deferred Income Taxes	29,212	26,299	39,765
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	330,786	319,326	315,574
Retained earnings	1,447,935	1,669,316	1,711,028
Accumulated other comprehensive loss	(62,221)	(69,371)	(76,559)

	1,892,937	2,095,708	2,126,480
Common stock in treasury, at cost – 81,961,339, 81,488,984 and 81,420,425 shares	(1,884,475)	(1,879,160)	(1,877,281)

Total Liz Claiborne, Inc. stockholders’ equity	8,462	216,548	249,199
Noncontrolling interest	2,608	3,331	3,458

Total stockholders’ equity	11,070	219,879	252,657

Total Liabilities and Stockholders’ Equity	$1,437,535	$1,605,903	$1,725,614

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$1,835,555	$2,209,580	$658,283	$761,716

Cost of goods sold	933,462	1,197,294	320,633	416,750

Gross Profit	902,093	1,012,286	337,650	344,966

Selling, general & administrative expenses	1,070,568	1,205,939	357,134	403,948

Goodwill impairment	--	2,785	--	--

Impairment of other intangible assets	2,594	--	--	--

Operating Loss	(171,069)	(196,438)	(19,484)	(58,982)

Other income (expense), net	12,262	(11,471)	(29,539)	(10,097)

Interest expense, net	(47,170)	(46,862)	(12,618)	(17,410)

Loss Before Provision (Benefit) for Income Taxes	(205,977)	(254,771)	(61,641)	(86,489)

Provision (benefit) for income taxes	6,242	(5,830)	875	621

Loss from Continuing Operations	(212,219)	(248,941)	(62,516)	(87,110)

Discontinued operations, net of income taxes	(9,822)	(15,639)	(288)	(3,602)

Net Loss	(222,041)	(264,580)	(62,804)	(90,712)

Net loss attributable to the noncontrolling interest	(723)	(554)	(110)	(171)

Net Loss Attributable to Liz Claiborne, Inc.	$(221,318)	$(264,026)	$(62,694)	$(90,541)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(2.24)	$(2.65)	$(0.66)	$(0.93)
Net Loss Attributable to Liz Claiborne, Inc.	$(2.35)	$(2.81)	$(0.67)	$(0.96)

Weighted Average Shares, Basic and Diluted	94,224	93,855	94,259	93,908
     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
	(39 Weeks)	(39 Weeks)
Cash Flows from Operating Activities:
Net loss	$(222,041)	$(264,580)
Adjustments to arrive at loss from continuing operations	9,822	15,639

Loss from continuing operations	(212,219)	(248,941)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	110,356	119,263
Impairment of goodwill and other intangible assets	2,594	2,785
Loss on asset disposals and impairments, including streamlining initiatives, net	24,935	23,349
Share-based compensation	5,114	6,689
Foreign currency gains, net	(11,125)	--
Other, net	(667)	101
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(16,854)	(19,363)
(Increase) decrease in inventories, net	(58,084)	56,003
(Increase) decrease in other current and non-current assets	(7,625)	26,439
Increase (decrease) in accounts payable	55,239	(20,885)
(Decrease) increase in accrued expenses and other non-current liabilities	(86,979)	843
Net change in income tax assets and liabilities	172,973	94,615
Net cash used in operating activities of discontinued operations	(955)	(13,917)

Net cash (used in) provided by operating activities	(23,297)	26,981

Cash Flows from Investing Activities:
Purchases of property and equipment	(48,663)	(54,451)
Proceeds from sale of property and equipment	1,144	--
Payments for purchases of businesses	(5,000)	(8,755)
Payments for in-store merchandise shops	(1,436)	(5,794)
Investments in and advances to equity investee	(4,033)	--
Other, net	(257)	(270)
Net cash used in investing activities of discontinued operations	(5,599)	(564)

Net cash used in investing activities	(63,844)	(69,834)

Cash Flows from Financing Activities:
Short-term borrowings, net	(6,608)	(9,541)
Proceeds from borrowings under revolving credit agreement	470,295	--
Repayment of borrowings under revolving credit agreement	(361,648)	--
Proceeds from issuance of Convertible Senior Notes	--	90,000
Principal payments under capital lease obligations	(4,627)	(3,246)
Payment of deferred financing fees	(15,001)	(39,130)

Net cash provided by financing activities	82,411	38,083

Effect of Exchange Rate Changes on Cash and Cash Equivalents	750	4,512

Net Change in Cash and Cash Equivalents	(3,980)	(258)
Cash and Cash Equivalents at Beginning of Period	20,372	25,431

Cash and Cash Equivalents at End of Period	$16,392	$25,173

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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet, concession, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands.

During the third quarter of 2010, the Company announced the plan to exit the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico. As of October 2, 2010, the Company completed the closure of five of the 87 planned outlet store closures.
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

The activities of the Company’s former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands, the retail operations of the Company’s former Ellen Tracy brand and the Company’s LIZ CLAIBORNE Canada stores and closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either did not represent operations and cash flows that could be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
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
NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2010 fiscal year, ending January 1, 2011, reflects a 52-week period, resulting in a 13-week, three-month period and a 39-week, nine-month period for the third quarter. The 2009 fiscal year reflects a 52-week period, resulting in a 13-week, three-month period and a 39-week, nine-month period for the third quarter.
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
The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During 2010, there have been no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 3, 2010, the first day of fiscal year 2010, the Company adopted new accounting guidance on fair value measurements. The new accounting guidance requires (i) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for such transfers and (ii) separate presentation of purchases, sales, issuances and settlements for significant unobservable inputs (Level 3). The new accounting guidance also clarifies the disclosure requirements about the inputs and valuation techniques for Level 2 or Level 3 fair value measurements. The adoption of the new accounting guidance did not affect the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided in Note 9 – Fair Value Measurements.

OTHER MATTERS
The Company has been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and into 2010. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains depressed and the retail environment remains highly promotional. The Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to carefully manage liquidity and spending. Projected 2010 capital expenditures are approximately $90.0 million (from $72.6 million in 2009).
The Company’s 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2010 and are convertible during the fourth quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 8 – Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if the Company’s 5.0% 350.0 million euro Notes due July 2013 and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removes the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
During the first nine months of 2010, the Company received $171.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. The Company repaid amounts outstanding under its amended and restated revolving credit facility with the amount of such refunds.
Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) with respect to the LIZ CLAIBORNE family of brands (see Note 13 – Additional Financial Information); (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and the Company’s 350.0 million euro Notes.
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
During the third quarter of 2010, the Company announced the plan to exit the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico. As of October 2, 2010, the Company completed the closure of five of the planned outlet store closures.
The Company recorded pretax losses of $9.8 million ($6.2 million, net of income taxes) and $4.1 million during the nine months ended October 2, 2010 and October 3, 2009, respectively, and pretax income (loss) of $0.6 million and $(1.5) million during the three months ended October 2, 2010 and October 3, 2009, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including estimated transaction costs. The net loss on disposal of discontinued operations in the nine months ended October 2, 2010 included a $3.6 million benefit for an expected refund of previously paid taxes.
The charges recorded in 2009 do not result in a tax benefit as the Company recorded valuation allowances for substantially all deferred tax assets during 2009 (see Note 7 – Income Taxes). Accordingly, the pretax and after tax amounts of such charges are equal.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheets consisted of Property and equipment associated with the Company’s closed Mt. Pocono, Pennsylvania distribution center.
Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
In thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net sales	$17,867	$23,589	$3,682	$7,557

Loss before benefit for income taxes	$(4,369)	$(11,506)	$(899)	$(2,082)

Benefit for income taxes	(762)	--	(34)	--

Loss from discontinued operations, net of income taxes	$(3,607)	$(11,506)	$(865)	$(2,082)

(Loss) income on disposal of discontinued operations, net of income taxes	$(6,215)	$(4,133)	$577	$(1,520)

3.    STOCKHOLDERS’ EQUITY
Activity for the nine months ended October 2, 2010 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest

Balance as of January 2, 2010	$319,326	$1,669,316	$(1,879,160)	$3,331
Net loss	--	(221,318)	--	(723)
Restricted shares issued, net of cancellations and shares withheld for taxes	6,377	--	(5,383)	--
Share-based compensation	5,114	--	--	--
Dividend equivalent units vested	(31)	(63)	68	--

Balance as of October 2, 2010	$330,786	$1,447,935	$(1,884,475)	$2,608

Activity for the nine months ended October 3, 2009 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest

Balance as of January 3, 2009	$292,144	$1,975,082	$(1,873,300)	$4,012
Net loss	--	(264,026)	--	(554)
Issuance of Convertible Senior Notes, net	11,992	--	--	--
Restricted shares issued, net of cancellations and shares withheld for taxes	4,778	--	(4,027)	--
Share-based compensation	6,689	--	--	--
Dividend equivalent units vested	(29)	(28)	46	--

Balance as of October 3, 2009	$315,574	$1,711,028	$(1,877,281)	$3,458

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains (losses) on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Nine Months Ended		Three Months Ended

	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net loss	$(222,041)	$(264,580)	$(62,804)	$(90,712)
Other comprehensive income (loss), net of income taxes:
Change in cumulative translation adjustment	16,586	(2,307)	(10,216)	(2,335)
Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $2,435, $2,116, $344 and $1,083, respectively	(12,851)	913	14,050	4,223
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $0, $0, $0 and $0, respectively	(30)	196	(8)	19
Change in fair value of cash flow hedges, net of income taxes of $1,760, $(1,007), $(302) and $(699), respectively	3,445	(8,645)	(9,002)	(3,410)

Comprehensive loss	(214,891)	(274,423)	(67,980)	(92,215)

Comprehensive loss attributable to the noncontrolling interest	723	554	110	171

Comprehensive loss attributable to Liz Claiborne, Inc.	$(214,168)	$(273,869)	$(67,870)	$(92,044)

Accumulated other comprehensive loss consisted of the following:

In thousands	October 2, 2010	January 2, 2010	October 3, 2009

Cumulative translation adjustment, net of income taxes of $4,694, $7,129 and $15,999, respectively	$(60,413)	$(64,148)	$(64,416)
Unrealized gains (losses) on cash flow hedging derivatives, net of income taxes of $73, $1,833 and $2,325, respectively	(2,119)	(5,564)	(11,792)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	311	341	(351)

Accumulated other comprehensive loss, net of income taxes	$(62,221)	$(69,371)	$(76,559)

4.    INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	October 2, 2010	January 2, 2010	October 3, 2009

Raw materials	$3,019	$5,896	$10,964
Work in process	309	773	2,028
Finished goods	377,107	313,044	396,972

Total inventories, net	$380,435	$319,713	$409,964

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	October 2, 2010	January 2, 2010	October 3, 2009

Land and buildings	$67,662	$69,235	$69,300
Machinery and equipment	318,215	312,444	334,147
Furniture and fixtures	258,705	274,235	291,107
Leasehold improvements	494,748	529,281	566,100

	1,139,330	1,185,195	1,260,654
Less: Accumulated depreciation and amortization	753,177	740,507	765,929

Total property and equipment, net	$386,153	$444,688	$494,725

Depreciation and amortization expense on property and equipment for the nine months ended October 2, 2010 and October 3, 2009 was $82.5 million and $94.1 million, respectively, which includes depreciation for property and equipment under capital leases of $3.7 million and $4.5 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended October 2, 2010 and October 3, 2009 was $27.2 million and $30.4 million, respectively, which includes depreciation for property and equipment under capital leases of $1.1 million and $1.3 million, respectively. Machinery and equipment under capital leases was $30.6 million, $36.1 million and $36.2 million as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively.
6.    GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	October 2, 2010	January 2, 2010	October 3, 2009

Amortized intangible assets:
Gross carrying amount:
Licensed trademarks (a)	--	$--	$--	$32,154
Owned trademarks	4 years	1,350	1,000	1,000
Customer relationships	13 years	12,274	12,220	12,159
Merchandising rights (b)	4 years	27,758	35,025	48,024
Other	4 years	2,322	2,322	2,322

Subtotal	7 years	43,704	50,567	95,659

Accumulated amortization:
Licensed trademarks		--	--	(22,125)
Owned trademarks		(667)	(517)	(466)
Customer relationships		(4,187)	(3,426)	(3,161)
Merchandising rights		(20,682)	(23,488)	(30,346)
Other		(1,604)	(1,487)	(1,419)

Subtotal		(27,140)	(28,918)	(57,517)

Net:
Licensed trademarks		--	--	10,029
Owned trademarks		683	483	534
Customer relationships		8,087	8,794	8,998
Merchandising rights		7,076	11,537	17,678
Other		718	835	903

Total amortized intangible assets, net		16,564	21,649	38,142

Unamortized intangible assets:
Owned trademarks		209,863	209,580	209,143

Total intangible assets		$226,427	$231,229	$247,285

(a)
The decrease in the balance compared to October 3, 2009 reflected a non-cash impairment charge of $9.5 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment related to the Company’s licensed trademark intangible asset associated with its licensed DKNY® JEANS and DKNY® ACTIVE brands.

(b)
The decrease in the balance compared to October 3, 2009 included non-cash impairment charges of $2.6 million recorded in the second quarter of 2010 primarily within the Company’s Partnered Brands segment related to merchandising rights of its LIZ CLAIBORNE and licensed DKNY® JEANS brands and a non-cash impairment charge of $4.7 million recorded in the fourth quarter of 2009 within the Company’s Partnered Brands segment primarily related to LIZ CLAIBORNE merchandising rights.

Amortization expense of intangible assets was $5.3 million and $11.6 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $1.7 million and $4.2 million for the three months ended October 2, 2010 and October 3, 2009, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

(In millions)
Fiscal Year	Amortization Expense

2010	$6.3
2011	4.5
2012	3.1
2013	1.9
2014	1.3
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
7.    INCOME TAXES
As of the fourth quarter of 2008, the Company recorded valuation allowances for substantially all deferred tax assets due to the combination of (i) its history of pretax losses; (ii) the Company’s ability to carry forward or carry back tax losses or credits and (iii) then current general economic conditions. During the third quarter of 2010, the Company continues to provide a full valuation allowance on deferred tax assets in most jurisdictions.
The Company’s provision for income taxes for the nine and three months ended October 2, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.
The Company’s benefit for income taxes during the nine and three months ended October 3, 2009 primarily resulted from the allocation of a tax benefit to continuing operations. Amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. The issuance of the Convertible Notes in June of 2009 resulted in the recognition of a credit to the Capital in excess of par value account of $20.6 million (see Note 8 – Debt and Lines of Credit), which caused the allocation of a tax benefit to continuing operations of approximately $8.0 million. The benefit for income taxes for the nine months ended October 3, 2009 is net of tax expense related primarily to an increase in deferred tax liabilities for indefinite-lived intangible assets. The Company’s provision for income taxes for the three months ended October 3, 2009, primarily resulted from an increase in deferred tax liabilities for indefinite-lived intangible assets.
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

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.6 million and $2.9 million within the next 12 months due to the expiration of the statute of limitations and various tax settlements. As of October 2, 2010, uncertain tax positions of $85.5 million exist, which would provide an effective rate impact in the future if subsequently recognized.
8.    DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

In thousands	October 2, 2010	January 2, 2010	October 3, 2009

5.0% Notes, due July 2013 (a)	$481,838	$501,827	$510,182
6.0% Convertible Senior Notes, due June 2014 (b)	73,662	71,137	70,323
Revolving credit facility	167,327	66,507	228,109
Capital lease obligations	14,052	18,680	19,729
Other	--	--	243

Total debt	736,879	658,151	828,586
Less: Short-term borrowings (c)	171,480	70,868	229,066
Convertible Notes (d)	73,662	71,137	--

Long-term debt	$491,737	$516,146	$599,520

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)
The balance at October 2, 2010, January 2, 2010 and October 3, 2009 represented principal of $90.0 million and an unamortized debt discount of $16.3 million, $18.9 million and $19.7 million, respectively.

(c)	At October 2, 2010, the balance primarily consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at October 2, 2010 and January 2, 2010.
5.0% Notes
On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Notes is designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 15 – Derivative Instruments).
6.0% Convertible Senior Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of October 2, 2010, none of the Convertible Notes were converted although they were convertible at the option of the holder.
The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $6.6 million and $2.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $2.3 million and $2.2 million for the three months ended October 2, 2010 and October 3, 2009, respectively.
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
The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declines in value over two years; (v) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the JCPenney purchase option under the JCPenney license agreement; and (vi) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.
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
As of October 2, 2010, availability under the Company’s amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)

Revolving credit facility (a)	$350,000	$428,023	$167,327	$25,992	$156,681	$111,681

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.
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
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	October 2, 2010	January 2, 2010	October 3, 2009

Financial Assets:
Derivatives	$774	$586	$2
Financial Liabilities:
Derivatives	$(5,531)	$(3,781)	$(8,415)
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
The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on such fair value hierarchy:

					Total Losses
		Fair Value Measured and Recorded at			Nine Months	Three Months
	Net Carrying	Reporting Date Using:			Ended	Ended
	Value as of				October 2,	October 2,
In thousands	October 2, 2010	Level 1	Level 2	Level 3	2010	2010

Property and equipment	$2,646	$--	$--	$2,646	$17,027	$2,477
Intangible assets	--	--	--	--	2,594	--
Assets held for sale	7,052	--	--	7,052	8,018	8,018

As a result of the decisions to exit the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain LUCKY BRAND retail locations, cease use of certain corporate and European concession assets and close a distribution center in 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $17.0 million, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.
In the third quarter of 2010, the Company determined that the carrying value of the assets held for sale related to its closed Mt. Pocono distribution center exceeded the estimated fair value and recorded an impairment charge of $8.0 million.
The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2009, based on such fair value hierarchy:

					Total Losses
	Net Carrying	Fair Value Measured and			Nine Months	Three Months
	Value as of	Recorded at Reporting Date Using:			Ended	Ended
	October 3,				October 3,	October 3,
In thousands	2009	Level 1	Level 2	Level 3	2009	2009

Property and equipment	$1,835	$--	$--	$1,835	$13,351	$9,767
As a result of the decision to exit certain operational retail formats, related to (i) KATE SPADE; (ii) LUCKY BRAND; (iii) Partnered Brands; and (iv) JUICY COUTURE, as well as cease use of certain corporate and MEXX software, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of such assets exceeded their fair value, resulting in impairment charges of $13.4 million, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.
The fair values of the Company’s Level 3 Property and equipment and Assets held for sale are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 2, 2010		January 2, 2010		October 3, 2009
		Carrying		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value	Fair Value	Value

5.0% Notes, due July 2013 (a)	$398,546	$481,838	$392,615	$501,827	$356,619	$510,182
6.0% Convertible Senior Notes, due June 2014 (a)	167,245	73,662	160,738	71,137	144,149	70,323
Revolving credit facility (b)	167,327	167,327	66,507	66,507	228,109	228,109

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on a market rate; accordingly, its fair value approximates its carrying value.
The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments.
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
The Company continued further consolidation of its warehouse operations with the closure of its Rhode Island distribution facility in May 2010. In June 2010, the Company paid $4.8 million and received $2.8 million of proceeds, each in connection with its former Rhode Island distribution center, which was financed under the synthetic lease. The Company estimates its present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term. However, pursuant to the terms of the lease, in September 2010, the Company communicated its intent to purchase the underlying assets of such facility and expects to close the purchase for $28.0 million in the second quarter of 2011.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores (see Note 2 – Discontinued Operations), 38 store leases were assigned to Laura Canada, of which the Company remains secondarily liable for the remaining obligations on 31 such leases. As of October 2, 2010, the future aggregate payments under these leases amounted to $35.3 million and extended to various dates through 2020.
11.     STREAMLINING INITIATIVES
2010 Actions
The Company continued to consolidate its warehouse operations, an initiative that began in 2009. These actions included the closure of its Marcel Laurin, Canada and Vernon, California distribution facilities in August and September 2010, respectively.
In April 2010, the Company completed an agreement with an affiliate of Donna Karan International, Inc. (“DKI”) to terminate its licensed DKNY® MENS Sportswear operations and close, transfer or repurpose its DKNY® JEANS outlet stores (see Note 13 – Additional Financial Information). These actions include contract terminations, staff reductions and consolidation of office space and are expected to be completed by the end of 2010.
In July 2010, the Company initiated actions to exit the Company’s LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico, which will result in charges for lease terminations, impairments of property and equipment and severance. These actions are expected to be completed in early 2011.
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
For the nine months ended October 2, 2010, the Company recorded pretax charges totaling $70.7 million related to these initiatives. The Company expects to pay approximately $20.6 million of accrued streamlining costs in the next 12 months. For the nine months ended October 3, 2009, the Company recorded pretax charges of $73.7 million related to these initiatives, including $34.2 million of payroll and related costs, $16.4 million of lease termination costs, $17.9 million of fixed asset write-downs and disposals and $5.2 million of other costs. Approximately $22.4 million and $17.9 million of these charges were non-cash during the nine months ended October 2, 2010 and October 3, 2009, respectively.

For the nine and three months ended October 2, 2010 and October 3, 2009, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Domestic-Based Direct Brands	$20,068	$23,738	$8,677	$11,383
International-Based Direct Brands	6,249	18,315	3,163	3,892
Partnered Brands	44,348	31,632	11,607	11,230

Total	$70,665	$73,685	$23,447	$26,505

A summary rollforward of the liability for streamlining initiatives is as follows:

		Contract
	Payroll and	Termination	Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 2, 2010	$32,696	$22,821	$--	$7,204	$62,721
2010 provision	12,609	26,448	22,428	9,180	70,665
2010 asset write-downs	--	--	(22,428)	--	(22,428)
Translation difference	(784)	(93)	--	(199)	(1,076)
2010 spending	(41,764)	(22,877)	--	(9,729)	(74,370)

Balance at October 2, 2010	$2,757	$26,299	$--	$6,456	$35,512

12.     EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(212,219)	$(248,941)	$(62,516)	$(87,110)
Net loss attributable to the noncontrolling interest	(723)	(554)	(110)	(171)

Loss from continuing operations attributable to Liz Claiborne, Inc.	(211,496)	(248,387)	(62,406)	(86,939)
Loss from discontinued operations, net of income taxes	(9,822)	(15,639)	(288)	(3,602)

Net loss attributable to Liz Claiborne, Inc.	$(221,318)	$(264,026)	$(62,694)	$(90,541)

Basic weighted average shares outstanding	94,224	93,855	94,259	93,908
Stock options and nonvested shares(a)(b)	--	--	--	--
Convertible Notes(c)	--	--	--	--

Diluted weighted average shares outstanding	94,224	93,855	94,259	93,908

Earnings per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(2.24)	$(2.65)	$(0.66)	$(0.93)

Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.11)	$(0.16)	$(0.01)	$(0.03)

Net loss attributable to Liz Claiborne, Inc.	$(2.35)	$(2.81)	$(0.67)	$(0.96)

(a)
Because the Company incurred a loss from continuing operations for the nine and three months ended October 2, 2010 and October 3, 2009, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the nine and three months ended October 2, 2010 and October 3, 2009, approximately 6.8 million and 6.9 million outstanding stock options, respectively, and approximately 0.9 million and 1.1 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.1 million and 0.4 million nonvested shares for the nine and three months ended October 2, 2010 and October 3, 2009, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the nine and three months ended October 2, 2010, approximately 9.8 million and 7.1 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share. The Convertible Notes were not dilutive for the nine and three months ended October 3, 2009 as they were not convertible for such periods.

13.     ADDITIONAL FINANCIAL INFORMATION
Licensing-Related Transactions
In October 2009, the Company entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and includes the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney may only use designs provided or approved by the Company. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to the Company of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
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
In April 2010, the Company entered into an agreement with DKI, which includes the termination of the DKNY® MENS Sportswear license and the transfer of certain outlet stores of its licensed DKNY® JEANS brand to DKI, subject to landlord consent. In connection with the termination of the DKNY® MENS Sportswear license, the Company recorded a pretax charge of $9.9 million in the nine months ended October 2, 2010.
Condensed Consolidated Statements of Cash Flows Supplementary Disclosures
During the nine months ended October 2, 2010 and October 3, 2009, the Company received net income tax refunds of $171.1 million and $98.5 million, respectively and made interest payments of $30.7 million and $32.7 million, respectively. As of October 2, 2010 and October 3, 2009, the Company accrued capital expenditures totaling $8.2 million and $5.0 million, respectively.
During the nine months ended October 2, 2010 and October 3, 2009, the Company paid $24.3 million to Li & Fung and received a payment of $75.0 million from Li & Fung related to a buying/sourcing agreement, respectively, which are included within (Decrease) increase in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statements of Cash Flows.
During the nine months ended October 2, 2010 and October 3, 2009, the Company made business acquisition payments of $5.0 million related to the Lucky Brand acquisition and $8.8 million related to the Lucky Brand and Mac & Jac acquisitions.
Related Party Transactions
On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the Kate Spade brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of October 2, 2010 and January 2, 2010, the Company recorded $13.1 million and $7.4 million, respectively, related to its investments in and advances to the equity investee, which is included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company’s equity in the earnings of KSJ was $0.7 million and $0.1 million in the nine and three months ended October 2, 2010.
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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet, concession, e-commerce and licensing operations of the Company’s wholesale-based brands including: AXCESS, CLAIBORNE (men’s), DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands.

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

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Nine Months Ended October 2, 2010 (39 weeks)
Domestic-Based Direct Brands	$773,273	42.1%	$(18,323)	(2.4)%
International-Based Direct Brands	531,159	29.0%	(69,632)	(13.1)%
Partnered Brands	531,123	28.9%	(83,114)	(15.6)%

Totals	$1,835,555	100.0%	$(171,069)	(9.3)%

Nine Months Ended October 3, 2009 (39 weeks)
Domestic-Based Direct Brands	$780,895	35.4%	$(37,659)	(4.8)%
International-Based Direct Brands	621,449	28.1%	(69,471)	(11.2)%
Partnered Brands	807,236	36.5%	(89,308)	(11.1)%

Totals	$2,209,580	100.0%	$(196,438)	(8.9)%

			Operating
			Income
Dollars in thousands	Net Sales	% to Total	(Loss)	% of Sales

Three Months Ended October 2, 2010 (13 weeks)
Domestic-Based Direct Brands	$290,501	44.1%	$4,701	1.6%
International-Based Direct Brands	187,456	28.5%	(13,999)	(7.5)%
Partnered Brands	180,326	27.4%	(10,186)	(5.6)%

Totals	$658,283	100.0%	$(19,484)	(3.0)%

Three Months Ended October 3, 2009 (13 weeks)
Domestic-Based Direct Brands	$270,496	35.5%	$(7,365)	(2.7)%
International-Based Direct Brands	224,353	29.5%	(19,167)	(8.5)%
Partnered Brands	266,867	35.0%	(32,450)	(12.2)%

Totals	$761,716	100.0%	$(58,982)	(7.7)%

GEOGRAPHIC DATA:

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Nine Months Ended October 2, 2010 (39 weeks)
Domestic	$1,206,569	65.7%	$(95,094)	(7.9)%
International	628,986	34.3%	(75,975)	(12.1)%

Totals	$1,835,555	100.0%	$(171,069)	(9.3)%

Nine Months Ended October 3, 2009 (39 weeks)
Domestic	$1,490,434	67.5%	$(100,334)	(6.7)%
International	719,146	32.5%	(96,104)	(13.4)%

Totals	$2,209,580	100.0%	$(196,438)	(8.9)%

			Operating
Dollars in thousands	Net Sales	% to Total	Loss	% of Sales

Three Months Ended October 2, 2010 (13 weeks)
Domestic	$437,689	66.5%	$(4,850)	(1.1)%
International	220,594	33.5%	(14,634)	(6.6)%

Totals	$658,283	100.0%	$(19,484)	(3.0)%

Three Months Ended October 3, 2009 (13 weeks)
Domestic	$506,871	66.5%	$(29,133)	(5.7)%
International	254,845	33.5%	(29,849)	(11.7)%

Totals	$761,716	100.0%	$(58,982)	(7.7)%

Domestic-Based Direct Brands segment assets increased to $671.0 million at October 2, 2010 from $640.2 million at January 2, 2010. International-Based Direct Brands segment assets decreased to $346.7 million at October 2, 2010 from $403.8 million at January 2, 2010. Partnered Brands segment assets decreased to $372.8 million at October 2, 2010 from $533.7 million at January 2, 2010.
15.     DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of October 2, 2010, the Company had forward contracts maturing through December 2011 to sell 37.0 million Canadian dollars for $35.8 million and to sell 78.5 million euro for $103.5 million.

The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

October 2, 2010	Other current assets	$14,565	$774	Accrued expenses	$124,739	$5,531
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091
October 3, 2009	Other current assets	--	--	Accrued expenses	116,669	7,827

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

October 2, 2010	Other current assets	$--	$--	Accrued expenses	$--	$--
January 2, 2010	Other current assets	--	--	Accrued expenses	12,015	690
October 3, 2009	Other current assets	1,938	2	Accrued expenses	11,979	588
The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

		Location of Gain or		Amount of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	(Loss) Recognized
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	in Operations on
	in Accumulated	OCI into Operations	from Accumulated	Derivative
	OCI on Derivative	(Effective and	OCI into Operations	(Ineffective
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	Portion)

Nine months ended October 2, 2010	$1,174	Cost of goods sold	$(4,031)	$(277)
Nine months ended October 3, 2009	(6,886)	Cost of goods sold	2,766	(1,003)
Three months ended October 2, 2010	(7,787)	Cost of goods sold	1,517	(153)
Three months ended October 3, 2009	(7,246)	Cost of goods sold	(3,137)	(879)
As of October 2, 2010, approximately $0.4 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The related translation gains (losses) recorded within Other comprehensive loss were $8.2 million and $(14.4) million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $(17.3) million and $(12.5) million for the three months ended October 2, 2010 and October 3, 2009, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in certain euro functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, the Company dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of its net investment in certain euro functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $12.1 million and $(9.9) million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $(25.7) million and $(8.6) million for the three months ended October 2, 2010 and October 3, 2009, respectively, are reflected within Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations.
16.     SHARE-BASED COMPENSATION
The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of October 2, 2010, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock.
Compensation expense related to the Company’s share-based payment awards totaled $5.1 million and $6.7 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $1.5 million and $2.3 million during the three months ended October 2, 2010 and October 3, 2009, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	October 2, 2010	October 3, 2009
Weighted-average fair value of options granted	$3.00	$2.06
Expected volatility	56.9% to 58.8%	48.7% to 74.8%
Weighted-average volatility	58.4%	65.9%
Expected term (in years)	5.0	5.2
Dividend yield	—	—
Risk-free rate	0.3% to 5.3%	0.5% to 5.0%
Expected annual forfeiture	12.6%	11.8%
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

A summary of award activity under stock option plans as of October 2, 2010 and changes therein during the nine month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)

Outstanding at January 2, 2010	4,918,630	$ 19.27	4.9	$4,736
Granted	2,550,000	5.97
Cancelled	(653,534)	16.56

Outstanding at October 2, 2010	6,815,096	$ 14.55	5.1	$7,161

Vested or expected to vest at October 2, 2010	6,004,109	$ 15.79	4.9	$5,942

Exercisable at October 2, 2010	2,232,346	$ 32.24	3.1	$39

As of October 2, 2010, there were approximately 4.6 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $2.71.
As of October 2, 2010, there was $9.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine month periods ended October 2, 2010 and October 3, 2009 was $3.4 million and $2.9 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of October 2, 2010 and changes therein during the nine month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 2, 2010 (a)	1,132,856	$16.58
Granted	373,000	6.91
Vested	(270,926)	30.23
Cancelled	(253,645)	9.28

Nonvested stock at October 2, 2010 (a)	981,285	$11.03

Expected to vest as of October 2, 2010	618,877	$10.77

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

As of October 2, 2010, there was $2.5 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the nine month periods ended October 2, 2010 and October 3, 2009 was $8.2 million and $8.6 million, respectively.
17.     LEGAL PROCEEDINGS
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arose from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint sought an award of $100.0 million in compensatory damages plus punitive damages. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a claim. On October 12, 2010, the Court issued an order granting the motion and dismissing all of The Levy Group, Inc.’s claims with prejudice. The Levy Group, Inc. has until November 18, 2010 to file a notice of appeal with respect to this order.
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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, outlet, concession, e-commerce and licensing operations of our wholesale-based brands including: AXCESS, CLAIBORNE (men’s), DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands.

We also present our results on a geographic basis based on selling location:
•	Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the US and e-commerce sites); and
•	International (wholesale customers, licensing, Company-owned specialty retail and outlet stores and concession stores located outside of the US and e-commerce sites).
We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.
Market Environment / Global Economic Uncertainty
The industries in which we operate have historically been subject to cyclical variations, including recessions in the general economy. Our results are dependent on a number of factors impacting consumer spending, including but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; levels of perceived and actual consumer wealth; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the performance of the financial equity and credit markets; tariffs and other trade barriers; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.
We have been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and into 2010. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains depressed and the retail environment remains highly promotional. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

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
Recent Initiatives
Following a comprehensive review, on July 14, 2010, our Board of Directors approved plans to exit our LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. As a result of this decision, we expect the meaningful operating losses related to this business to be eliminated in early 2011 when this action is anticipated to be completed. Our other outlet stores in the US and Puerto Rico for our JUICY COUTURE, LUCKY BRAND, KATE SPADE and KENSIE brands are not impacted by this decision. As of October 2, 2010, we completed the closure of five of the 87 planned outlet store closures.
In April 2010, we completed an agreement with an affiliate of Donna Karan International, Inc. to terminate our licensed DKNY® MENS Sportswear operations and close, transfer or repurpose our DKNY® JEANS outlet stores (see Note 13 of Notes to Condensed Consolidated Financial Statements). These actions include contract terminations, staff reductions and consolidation of office space and are expected to be completed by the end of 2010.
Distribution of Our Liz Claiborne Brands
On October 7, 2009, in an effort to revitalize our LIZ CLAIBORNE brand franchise, reduce working capital needs and increase earnings and profitability, we entered into licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and with QVC, Inc. (“QVC”) for such brands.
Our multi-year license agreement with JCPenney granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and includes the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the United States and Puerto Rico. Under the agreement, JCPenney may only use designs provided or approved by us. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other Liz Claiborne brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.
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

Cost Reduction Initiatives
Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. With the closure of four distribution centers in 2010, we have closed ten distribution centers since 2007.
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
During the first nine months of 2010, we received $171.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds.
Based on our forecast of borrowing availability under the Amended Agreement, we anticipate that cash flows from operations and the projected borrowing availability under the Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months. For a discussion of risks related to our liquidity, see “Item 1A – Risk Factors” and “Financial Position, Liquidity and Capital Resources,” below.
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

As discussed above, our Board of Directors approved plans to exit our LIZ CLAIBORNE outlet stores in the US and Puerto Rico.
The activities of our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of our SIGRID OLSEN brand that were not converted to other brands and the retail operations of our former Ellen Tracy brand, and our LIZ CLAIBORNE Canada stores and closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either did not represent operations and cash flows that could be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.
Overall Results for the Nine Months Ended October 2, 2010
Net Sales
Net sales for the first nine months of 2010 were $1.836 billion, a decrease of $374.0 million, or 16.9%, compared to net sales for the first nine months of 2009. A total of $167.4 million, or 7.8%, of the overall decline in net sales is associated with our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the JCPenney and QVC arrangements.
The remaining decrease in net sales of $206.6 million, or 9.1%, reflected (i) sales declines in the ongoing operations of our Partnered Brands segment and (ii) sales declines in our International-Based Direct Brands segment due to decreased wholesale volume and reduced average selling prices, and to a lesser extent, our Domestic-Based Direct Brands segment, principally due to decreased wholesale volume. The effect of fluctuations in foreign currency exchange rates increased net sales by $1.4 million.
Gross Profit and Loss from Continuing Operations
Gross profit in the first nine months of 2010 was $902.1 million, a decrease of $110.2 million compared to the first nine months of 2009, primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in gross profit in our Domestic-Based Direct Brands segment. Gross profit as a percentage of net sales increased to 49.1% in 2010 from 45.8% in 2009, reflecting improved gross profit rates in all of our segments and an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the company average. We recorded a loss from continuing operations of $212.2 million in the first nine months of 2010, as compared to a loss from continuing operations of $249.0 million in 2009. The reduced loss from continuing operations primarily reflected the impact of a reduction in Selling, general & administrative expenses (“SG&A”) and an increase in Other income (expense), primarily due to a period-over-period increase of $22.0 million in foreign currency translation gains related to our euro Notes (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”), partially offset by the impact of decreased gross profits.
Balance Sheet
We ended the first nine months of 2010 with a net debt position of $719.9 million as compared to $803.0 million at the end of the first nine months of 2009. Including the receipt of $172.4 million of net income tax refunds, we generated $159.9 million in cash from continuing operations over the past twelve months, which enabled us to fund $61.9 million of capital and in-store shop expenditures, a $24.3 million refund paid to Li & Fung Limited (“Li & Fung”) related to a buying/sourcing arrangement, $11.3 million of investments in and advances to Kate Spade Japan Co. Ltd. (“KSJ”), an equity method investee and $5.0 million of acquisition related payments, while decreasing our net debt by $83.1 million. The effect of foreign currency translation on our euro Notes decreased our debt balance by $28.7 million at October 2, 2010 compared to October 3, 2009.
International Operations
In the first nine months of 2010, international sales represented 34.3% of our overall sales, as compared to 32.5% in the first nine months of 2009. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first nine months of 2010 by $1.4 million. The period-over-period fluctuations of the euro and Canadian dollar against the US dollar during 2010 compared to 2009 has positively impacted sales in our Canadian businesses and has negatively impacted sales in our European businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed above, we present our results based on three reportable segments and on a geographic basis.
NINE MONTHS ENDED OCTOBER 2, 2010 COMPARED TO NINE MONTHS ENDED OCTOBER 3, 2009
The following table sets forth our operating results for the nine months ended October 2, 2010 (comprised of 39 weeks) compared to the nine months ended October 3, 2009 (comprised of 39 weeks):

	Nine Months Ended		Variance
	October 2, 2010	October 3, 2009
Dollars in millions	(39 Weeks)	(39 Weeks)	$	%

Net Sales	$1,835.6	$2,209.6	$(374.0)	(16.9)%

Gross Profit	902.1	1,012.3	(110.2)	(10.9)%

Selling, general & administrative expenses	1,070.6	1,205.9	135.3	11.2%

Impairment of goodwill and other intangible assets	2.6	2.8	0.2	7.1%

Operating Loss	(171.1)	(196.4)	25.3	12.9%

Other income (expense), net	12.3	(11.5)	23.8	*

Interest expense, net	(47.2)	(46.9)	(0.3)	(0.6)%

Provision (benefit) for income taxes	6.2	(5.8)	(12.0)	*

Loss from Continuing Operations	(212.2)	(249.0)	36.8	14.8%

Discontinued operations, net of income taxes	(9.8)	(15.6)	5.8	37.2%

Net Loss	(222.0)	(264.6)	42.6	16.1%

Net loss attributable to the noncontrolling interest	(0.7)	(0.6)	0.1	16.7%

Net Loss Attributable to Liz Claiborne, Inc.	$(221.3)	$(264.0)	$42.7	16.2%

* Not meaningful.
Net Sales
Net sales for the first nine months of 2010 were $1.836 billion, a decrease of $374.0 million, or 16.9%, when compared to the first nine months of 2009. This reduction primarily reflected sales declines in our Partnered Brands and International-Based Direct Brands segments. The decrease in our Partnered Brands segment included a $167.4 million decrease in our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $1.4 million in the first nine months of 2010. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the continued adverse economic conditions in the markets in which we operate.
Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $773.3 million, a decrease of $7.6 million, or 1.0%, reflecting the following:
-	Net sales for JUICY COUTURE were $376.8 million, flat compared to 2009, reflecting an increase in wholesale non-apparel and outlet operations, offset by a decrease in wholesale apparel operations.

We ended the first nine months of 2010 with 70 specialty stores and 40 outlet stores, reflecting the net addition over the last 12 months of 5 specialty stores and 7 outlet stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

—	Average retail square footage in the first nine months of 2010 was approximately 340 thousand square feet, a 6.2% increase compared to 2009;

—	Sales productivity was $519 per average square foot as compared to $536 for the first nine months of 2009; and

—
Comparable store net sales in our Company-owned stores decreased by 0.2% in the first nine months of 2010. Comparable direct-to-consumer net sales are equivalent to comparable store sales, as 12 months have not elapsed from the launch of the Company-owned website.

-
Net sales for LUCKY BRAND were $275.8 million, a 10.3% decrease compared to 2009, reflecting decreases in specialty retail, partially resulting from reduced average selling prices due to the aggressive liquidation of inventory, in addition to decreases in wholesale apparel and wholesale non-apparel operations.

We ended the first nine months of 2010 with 189 specialty stores and 37 outlet stores, reflecting the net closure over the last 12 months of 4 specialty stores and 9 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—	Average retail square footage in the first nine months of 2010 was approximately 579 thousand square feet, a 0.8% decrease compared to 2009;

—	Sales productivity was $254 per average square foot as compared to $290 for the first nine months of 2009;

—	Comparable store net sales in our Company-owned stores decreased by 13.9% in the first nine months of 2010; and

—	Comparable e-commerce net sales increased by 1.5%; inclusive of e-commerce net sales, comparable direct-to-consumer sales decreased 12.7%.
-	Net sales for KATE SPADE were $120.7 million, a 24.1% increase compared to 2009, driven by increases in retail and wholesale operations.

We ended the first nine months of 2010 with 40 specialty stores and 29 outlet stores, reflecting the net closure over the last 12 months of 7 specialty stores. Key operating metrics for our KATE SPADE retail operations included the following:

—	Average retail square footage in the first nine months of 2010 was approximately 138 thousand square feet, a 10.5% decrease compared to 2009;

—	Sales productivity was $418 per average square foot as compared to $331 for the first nine months of 2009;

—	Comparable store net sales in our Company-owned stores increased by 17.7% in the first nine months of 2010; and

—	Comparable e-commerce net sales increased by 91.6%; inclusive of e-commerce net sales, comparable direct-to-consumer sales increased 30.9%.

•
International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $531.2 million, a decrease of $90.3 million, or 14.5%, compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by an increase in our MEXX Canada retail operations.

We ended the first nine months of 2010 with 171 specialty stores, 93 outlet stores and 149 concessions, reflecting the net addition over the last 12 months of 14 specialty stores and the net closure of 7 outlet stores and 53 concessions (inclusive of the conversion of 3 concessions to specialty retail formats). Key operating metrics for our MEXX retail operations included the following:

-	Average retail square footage in the first nine months of 2010 was approximately 1.553 million square feet, a 3.7% increase compared to 2009;

-	Sales productivity was $194 per average square foot as compared to $221 for the first nine months of 2009;

-	Comparable store net sales in our Company-owned stores decreased by 6.2% in the first nine months of 2010; and

-	Comparable e-commerce and concession net sales increased by 2.0%; inclusive of e-commerce and concession net sales, comparable direct-to-consumer sales decreased 5.0%.
•	Partnered Brands net sales were $531.1 million, a decrease of $276.1 million, or 34.2%, reflecting:
-
A $176.8 million, or 21.9%, decrease related to brands that have been licensed or exited, primarily due to a $167.4 million decrease in sales in our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the JCPenney and QVC arrangements;

-	A net $75.8 million, or 9.4%, decrease related to reduced sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS brand and our AXCESS and MONET brands; and

-	A $23.5 million, or 2.9%, decrease related to reduced sales in our outlet operations.
Comparable direct-to-consumer net sales are calculated as follows:
-	New stores become comparable after 14 full fiscal months of operations (on the 1st day of the 15th full fiscal month);

-	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

-
A remodeled store will be changed to non-comparable when there is a 20.0% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

-	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns);

-	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months; and

-	E-commerce sales are comparable after 12 full fiscal months from the website launch date (on the 1st day of the 13th full fiscal month).
Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.
Viewed on a geographic basis, Domestic net sales decreased by $284.0 million, or 19.0%, to $1.207 billion, primarily reflecting the declines within our Partnered Brands segment, JUICY COUTURE wholesale operations and LUCKY BRAND retail and wholesale operations, partially offset by an increase in our KATE SPADE retail and wholesale operations and JUICY COUTURE retail operations. International net sales decreased by $90.2 million, or 12.5%, to $629.0 million, primarily due to declines in our MEXX Europe wholesale and retail operations, partially offset by an increase in our MEXX Canada retail operations. The impact of fluctuations in foreign currency exchange rates increased international sales by $1.4 million.
Gross Profit
Gross profit in the first nine months of 2010 was $902.1 million (49.1% of net sales), compared to $1.012 billion (45.8% of net sales) in the first nine months of 2009. The decrease in gross profit is primarily due to reduced sales in all of our segments. Fluctuations in foreign currency exchange rates in our international businesses increased gross profit by $0.8 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. Gross profit rates improved in our Domestic-Based Direct Brands segment, despite reduced average selling prices in our LUCKY BRAND retail operations due to the aggressive liquidation of inventory, in addition to improved gross profit rates in our Partnered Brands segment and our International-Based Direct Brands segment.
Selling, General & Administrative Expenses
SG&A decreased $135.3 million, or 11.2%, to $1.071 billion in the first nine months of 2010 from $1.206 billion in the first nine months of 2009. The decrease in SG&A reflected the following:
•
A $112.9 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements;

•
A $30.6 million decrease in our International-Based Direct Brands segment, including a $14.9 million decrease in shipping and handling expenses, a $9.3 million decrease in concession fees and a $5.3 million decrease in payroll related expenses;

•	A $1.5 million decrease in our Domestic-Based Direct Brands segment;

•	A $1.3 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations; and

•	An $11.0 million increase in expenses associated with our streamlining initiatives and brand-exiting activities.
SG&A as a percentage of net sales was 58.3%, compared to 54.6% in the first nine months of 2009, primarily reflecting increases in our Partnered Brands and International-Based Direct Brands segments due to the decline in sales, which exceeded the proportionate reduction in SG&A, partially offset by an improved SG&A rate in our Domestic-Based Direct Brands segment.
Impairment of Goodwill and Other Intangible Assets
In the first nine months of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.
In the first nine months of 2009, we recorded $2.8 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge in our Partnered Brands segment.
Operating Loss
Operating loss for the first nine months of 2010 was $171.1 million ((9.3)% of net sales) compared to $196.4 million ((8.9)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $2.1 million in 2010. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss in the first nine months of 2010 was $18.4 million ((2.4)% of net sales), compared to an operating loss of $37.6 million ((4.8)% of net sales) in 2009. The decreased operating loss reflected a decrease in SG&A, including reduced payroll related expenses of $12.9 million and increased gross profit.

•
International-Based Direct Brands operating loss in the first nine months of 2010 was $69.6 million ((13.1)% of net sales), compared to an operating loss of $69.5 million ((11.2)% of net sales) in 2009. Compared to the prior year period, the operating loss reflected: (i) decreased gross profit; (ii) a $14.9 million reduction in shipping and handling expenses; (iii) a $9.3 million reduction in concession fees; (iv) a $5.3 million decrease in payroll related expenses; and (v) a $3.1 million decrease in the operating loss resulting from fluctuations in foreign currency exchange rates.

•
Partnered Brands operating loss in the first nine months of 2010 was $83.1 million ((15.6)% of net sales), compared to an operating loss of $89.3 million ((11.1)% of net sales) in 2009. The decreased operating loss reflected reduced SG&A, including a reduction related to the LIZ CLAIBORNE transition to the licensing model under the JCPenney and QVC arrangements, partially offset by reduced gross profit.

On a geographic basis, Domestic operating loss decreased by $5.2 million to an operating loss of $95.1 million, which reflected reduced losses in our Domestic-Based Direct Brands segment and, to a lesser extent, our Partnered Brands segment. The International operating loss was $76.0 million in the first nine months of 2010 compared to an operating loss of $96.1 million in the first nine months of 2009. This change reflected decreased losses in our Partnered Brands operations in Canada and Europe. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $2.1 million.

Other Income (Expense), Net
Other income (expense), net amounted to $12.3 million and $(11.5) million for the nine months ended October 2, 2010 and October 3, 2009, respectively. Other income (expense), net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation gains (losses) of $12.1 million and $(9.9) million on our euro-denominated notes within earnings in the first nine months of 2010 and 2009, respectively, and (ii) foreign currency transaction gains and (losses) in the first nine months of 2010 and 2009.
Interest Expense, Net
Interest expense, net increased $0.3 million, or 0.6%, to $47.2 million in the nine months ended October 2, 2010, as compared to $46.9 million in the nine months ended October 3, 2009, primarily reflecting (i) a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility; (ii) increased interest expense related to the Convertible Notes, which were issued in June of 2009; and (iii) reduced interest expense due to decreased levels of borrowings under our amended and restated revolving credit facility.
Provision (Benefit) for Income Taxes
During the nine months ended October 2, 2010, we recorded a provision for income taxes of $6.2 million, compared to a benefit for income taxes of $5.8 million during the nine months ended October 3, 2009. We did not record income tax benefits for substantially all losses incurred during the first nine months of 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the combination of (i) our history of pretax losses; (ii) our ability to carry forward or carry back tax losses or credits and (iii) current general economic conditions. The income tax provision for the nine months ended October 2, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit for the nine months ended October 3, 2009 consisted principally of (i) a tax benefit of $8.0 million that offset tax expenses recorded in Stockholders’ equity and (ii) tax expense related to additional accruals associated with indefinite-lived intangible assets and uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first nine months of 2010 decreased to $212.2 million, or (11.6)% of net sales, from $249.0 million in the first nine months of 2009, or (11.3)% of net sales. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. increased to $(2.24) in 2010 from $(2.65) in 2009.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the first nine months of 2010 was $9.8 million compared to a loss of $15.6 million in the first nine months of 2009. The results in the first nine months of 2010 include a loss on disposal of discontinued operations of $6.2 million primarily associated with the LIZ CLAIBORNE Canada stores and a $3.6 million loss from discontinued operations as compared to a $4.1 million loss on disposal of discontinued operations and an $11.5 million loss from discontinued operations in 2009. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.11) in 2010 and $(0.16) in 2009.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the first nine months of 2010 decreased to $221.3 million from $264.0 million in the first nine months of 2009. EPS increased to $(2.35) in 2010, from $(2.81) in 2009.

THREE MONTHS ENDED OCTOBER 2, 2010 COMPARED TO THREE MONTHS ENDED OCTOBER 3, 2009
The following table sets forth our operating results for the three months ended October 2, 2010 (comprised of 13 weeks) compared to the three months ended October 3, 2009 (comprised of 13 weeks):

	Three Months Ended		Variance
	October 2, 2010	October 3, 2009
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$658.3	$761.7	$(103.4)	(13.6)%

Gross Profit	337.7	345.0	(7.3)	(2.1)%

Selling, general & administrative expenses	357.2	404.0	46.8	11.6%

Operating Loss	(19.5)	(59.0)	39.5	66.9%

Other expense, net	(29.5)	(10.1)	(19.4)	*

Interest expense, net	(12.6)	(17.4)	4.8	27.6%

Provision for income taxes	0.9	0.6	(0.3)	(50.0)%

Loss from Continuing Operations	(62.5)	(87.1)	24.6	28.2%

Discontinued operations, net of income taxes	(0.3)	(3.6)	3.3	91.7

Net Loss	(62.8)	(90.7)	27.9	30.8%

Net loss attributable to the noncontrolling interest	(0.1)	(0.2)	(0.1)	(50.0)%

Net Loss Attributable to Liz Claiborne, Inc.	$(62.7)	$(90.5)	$27.8	30.7%

* Not meaningful.
Net Sales
Net sales for the third quarter of 2010 were $658.3 million, a decrease of $103.4 million, or 13.6%, when compared to the third quarter of 2009. This reduction reflected (i) a decline in sales of our Partnered Brands segment, including an $82.5 million decrease in sales in our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements; (ii) a sales decline in our International-Based Direct Brands segment; (iii) an increase in sales in our Domestic-Based Direct Brands segment; and (iv) the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $12.8 million in the third quarter of 2010. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the continued adverse economic conditions in the markets in which we operate.
Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $290.5 million, an increase of $20.0 million, or 7.4%, reflecting the following:
-	Net sales for JUICY COUTURE were $148.1 million, an 11.3% increase compared to 2009, reflecting increases in wholesale non-apparel and outlet operations.

Key operating metrics for our JUICY COUTURE retail operations included the following:
—	Average retail square footage in the third quarter of 2010 was approximately 342 thousand square feet, a 6.2% increase compared to 2009;

—	Sales productivity was $192 per average square foot as compared to $191 for the third quarter of

2009; and

—
Comparable store net sales in our Company-owned stores increased by 1.3% in the third quarter of 2010. Comparable direct-to-consumer net sales are equivalent to comparable store sales, as 12 months have not elapsed from the launch of the Company-owned website.

-
Net sales for LUCKY BRAND were $97.8 million, a 5.5% decrease compared to 2009, reflecting decreases in specialty retail, outlet and wholesale non-apparel operations, partially offset by increases in wholesale apparel and e-commerce operations.

Key operating metrics for our LUCKY BRAND retail operations included the following:
—	Average retail square footage in the third quarter of 2010 was approximately 564 thousand square feet, a 4.2% decrease compared to 2009;

—	Sales productivity was $87 per average square foot as compared to $95 for the third quarter of 2009;

—	Comparable store net sales in our Company-owned stores decreased by 10.2% in the third quarter of 2010; and

—	Comparable e-commerce net sales increased by 29.0%; inclusive of e-commerce net sales, comparable direct-to-consumer sales decreased 7.5%.
-	Net sales for KATE SPADE were $44.6 million, a 31.2% increase compared to 2009, primarily driven by increases in wholesale non-apparel, e-commerce and specialty retail operations.

Key operating metrics for our KATE SPADE retail operations included the following:
—	Average retail square footage in the third quarter of 2010 was approximately 139 thousand square feet, a 10.6% decrease compared to 2009;

—	Sales productivity was $151 per average square foot as compared to $121 for the third quarter of 2009;

—	Comparable store net sales in our Company-owned stores increased by 18.6% in the third quarter of 2010; and

—	Comparable e-commerce net sales increased by 97.1%; inclusive of e-commerce net sales, comparable direct-to-consumer sales increased 31.8%.
•
International-Based Direct Brands net sales were $187.5 million, a decrease of $36.9 million, or 16.4%, compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by an increase in our MEXX Canada retail and wholesale operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $198.8 million, an 11.4% decrease as compared to 2009.

Key operating metrics for our MEXX retail operations included the following:
-	Average retail square footage in the third quarter of 2010 was approximately 1.562 million square feet, a 3.1% increase compared to 2009;

-	Sales productivity was $63 per average square foot as compared to $72 for the third quarter of 2009;

-	Comparable store net sales in our Company-owned stores decreased by 2.6% in the third quarter of 2010; and

-	Comparable e-commerce and concession net sales increased by 4.0%; inclusive of e-commerce and concession net sales, comparable direct-to-consumer sales decreased 1.7%.
•	Partnered Brands net sales were $180.3 million, a decrease of $86.5 million, or 32.4%, reflecting:
-
An $82.3 million, or 30.8%, decrease related to brands that have been licensed or exited, substantially all of which was due to a decrease in sales in our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the JCPenney and QVC arrangements, inclusive of a $3.6 million increase in our licensing operations;

-	A $5.6 million, or 2.1%, decrease related to reduced sales in our outlet operations; and

-
A net $1.4 million, or 0.5%, increase related to increased sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS brand, partially offset by a decrease in our AXCESS brand.

Viewed on a geographic basis, Domestic net sales decreased by $69.2 million, or 13.6%, to $437.7 million, primarily reflecting the declines within our Partnered Brands segment and LUCKY BRAND retail and wholesale non-apparel operations, partially offset by increases in our KATE SPADE retail and wholesale operations and our JUICY COUTURE wholesale non-apparel and retail operations. International net sales decreased by $34.3 million, or 13.4%, to $220.6 million primarily due to declines in our MEXX Europe wholesale and retail operations, partially offset by increases in our MEXX Canada retail and wholesale operations. The impact of fluctuations in foreign currency exchange rates decreased international sales by $12.8 million.
Gross Profit
Gross profit in the third quarter of 2010 was $337.7 million (51.3% of net sales), compared to $345.0 million (45.3% of net sales) in the third quarter of 2009. The decrease in gross profit is primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by increased sales in our Domestic-Based Direct brands segment. Fluctuations in foreign currency exchange rates in our international businesses decreased gross profit by $7.2 million. However, our gross profit rate increase reflected improved gross profit rates in all segments and an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.
Selling, General & Administrative Expenses
SG&A decreased $46.8 million, or 11.6%, to $357.2 million in the third quarter of 2010 from $404.0 million in the third quarter of 2009. The decrease in SG&A reflected the following:
•
A $47.7 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements;

•	An $8.6 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•
A $3.9 million decrease in our International-Based Direct Brands segment, including a $7.1 million decrease in shipping and handling expenses and a $2.8 million decrease in concession fees, partially offset by a $6.9 million increase in marketing expenses;

•	A $7.5 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	A $5.9 million increase in our Domestic-Based Direct Brands segment.
SG&A as a percentage of net sales was 54.3%, compared to 53.0% in the third quarter of 2009, primarily reflecting increases in our International-Based Direct Brands and Partnered Brands segments due to the decline in sales, which exceeded proportionate reductions in SG&A, partially offset by an improved SG&A rate in our Domestic-Based Direct Brands segment.
Operating Loss
Operating loss for the third quarter of 2010 was $19.5 million ((3.0)% of net sales) compared to $59.0 million ((7.7)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations decreased operating loss by $1.4 million in 2010. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating income was $4.7 million (1.6% of net sales), compared to an operating loss of $7.4 million ((2.7)% of net sales) in 2009. The period-over-period change reflected an increase in gross profit, in addition to a $2.8 million decrease in expenses associated with our streamlining initiatives and brand exiting activities.

•
International-Based Direct Brands operating loss was $14.0 million ((7.5)% of net sales), compared to an operating loss of $19.2 million ((8.5)% of net sales) in 2009. The decreased operating loss reflected (i) a $7.1 million reduction in shipping and handling expenses; (ii) a $1.7 million decrease resulting from fluctuations in foreign currency exchange rates; (iii) decreased gross profit; and (iv) a $6.9 million increase in marketing expenses.

•
Partnered Brands operating loss in the third quarter was $10.2 million ((5.6)% of net sales), compared to an operating loss of $32.4 million ((12.2)% of net sales) in 2009. The decreased operating loss reflected reduced SG&A, as discussed above, partially offset by reduced gross profit and a $4.5 million increase in expenses associated with our streamlining initiatives and brand exiting activities.

On a geographic basis, Domestic operating loss decreased by $24.3 million to a loss of $4.9 million, which reflected the generation of operating income in our Domestic-Based Direct Brands segment compared to an operating loss in 2009 and decreased losses in our Partnered Brands segment. The International operating loss was $14.6 million in the third quarter of 2010, compared to an operating loss of $29.8 million in the third quarter of 2009. This change reflected the decreased losses in the international operations of our Partnered Brands segment and in our International-Based Direct Brands segment discussed above. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $1.4 million.
Other Expense, Net
Other expense, net amounted to $29.5 million and $10.1 million in the three months ended October 2, 2010 and October 3, 2009, respectively. Other expense, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation losses of $25.7 million and $8.6 million for the third quarter of 2010 and 2009, respectively, on our euro-denominated notes within earnings and (ii) foreign currency transaction gains and losses in the third quarter of 2010 and 2009.
Interest Expense, Net
Interest expense, net decreased $4.8 million, or 27.6%, to $12.6 million for the three months ended October 2, 2010, as compared to $17.4 million for the three months ended October 3, 2009, primarily reflecting reduced expense due to decreased levels of outstanding borrowings under our amended and restated revolving credit facility.
Provision for Income Taxes
During the three months ended October 2, 2010 we recorded a provision for income taxes of $0.9 million, compared $0.6 million during the three months ended October 3, 2009. We did not record income tax benefits for substantially all losses incurred during the third quarter of 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the factors discussed above. The income tax provision for the three months ended October 2, 2010 and October 3, 2009 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the third quarter of 2010 decreased to $62.5 million, or (9.5)% of net sales, from $87.1 million in the third quarter of 2009, or (11.4)% of net sales. EPS from continuing operations attributable to Liz Claiborne, Inc. increased to $(0.66) in 2010 from $(0.93) in 2009.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the third quarter of 2010 was $0.3 million, including a $0.6 million gain on disposal of discontinued operations and a $0.9 million loss from discontinued operations. Loss from discontinued operations was $3.6 million in the third quarter of 2009, including a $1.5 million loss on disposal of discontinued operations and a $2.1 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.01) in 2010 and $(0.03) in 2009.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the third quarter of 2010 decreased to $62.7 million from $90.5 million in the third quarter of 2009. EPS increased to $(0.67) in 2010, from $(0.96) in 2009.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores, normal maintenance activities and the purchase of our Ohio distribution facility in the second quarter of 2011 (see “Off-Balance Sheet Arrangements,” below); (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
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
The Convertible Notes enhance flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2010 and are convertible during the fourth quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the conversion value of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
During the first nine months of 2010, we received $171.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds.
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
Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including issuance of debt securities, sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, refinance, extend, exchange or purchase our outstanding debt in privately negotiated transactions or otherwise. We may not be able to successfully complete any such actions, if necessary.
Cash and Debt Balances. We ended the first nine months of 2010 with $17.0 million in cash and marketable securities, compared to $25.6 million at the end of the first nine months of 2009 and with $736.9 million of debt outstanding at the end of the first nine months of 2010, compared to $828.6 million at the end of the first nine months of 2009. The $83.1 million decrease in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to cash flows from continuing operations for the last twelve months of $159.9 million, which includes the receipt of $172.4 million of net income tax refunds, partially offset by $61.9 million in capital and in-store shop expenditures, a $24.3 million payment to Li & Fung related to a buying/sourcing arrangement, $11.3 million of investments in and advances to KSJ and $5.0 million in acquisition related payments. The effect of foreign currency translation on our euro-denominated 5.0% Notes decreased our debt balance by $28.7 million, compared to October 3, 2009.
Accounts Receivable decreased $94.7 million, or 25.6%, at October 2, 2010 compared to October 3, 2009, primarily due to: (i) decreased wholesale sales in all of our segments; (ii) the impact of brands that have been licensed or exited; and (iii) the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $3.6 million, or 1.0%. Accounts receivable increased $11.5 million, or 4.4% at October 2, 2010 compared to January 2, 2010, primarily due to seasonal timing of wholesale shipments.
Inventories decreased $29.5 million, or 7.2% at October 2, 2010 compared to October 3, 2009, primarily reflecting: (i) improved inventory turns; (ii) the year-over-year impact of decreased sales in our International-Based Direct Brands segment; (iii) the impact of brands that have been licensed or exited and (iv) an increase in Domestic-Based Direct Brands inventory to support growth initiatives, including retail store expansion. The impact of changes in foreign currency exchange rates decreased inventories by $2.4 million, or 0.6% at October 2, 2010 compared to October 3, 2009. Inventories increased by $60.7 million, or 19.0% compared to January 2, 2010 primarily due to the factors noted above and seasonal timing of wholesale shipments.
Borrowings under our revolving credit facility peaked at $190.1 million during the first nine months of 2010. Our borrowings under this facility totaled $167.3 million at October 2, 2010, compared to $228.1 million at October 3, 2009.
Net cash (used in) provided by operating activities of our continuing operations was $(22.3) million in the first nine months of 2010, compared to net cash provided by operating activities of $40.9 million in the first nine months of 2009. This $63.2 million decrease was primarily due to a period-over-period decrease related to working capital items of $157.3 million, which includes a $24.3 million refund paid to Li & Fung in 2010 compared to a $75.0 million payment received from Li & Fung in 2009, each related to a buying/sourcing agreement. This decrease was partially offset by a $72.6 million increase in net income tax refunds in 2010 compared to 2009 and reduced losses in 2010 compared to 2009 (excluding foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $1.0 million and $13.9 million of cash in the nine months ended October 2, 2010 and October 3, 2009, respectively.
Net cash used in investing activities of our continuing operations was $58.2 million in the first nine months of 2010, compared to $69.3 million in the first nine months of 2009. Net cash used in investing activities in the nine months ended October 2, 2010 primarily reflected the use of $50.1 million for capital and in-store shop expenditures, $5.0 million for acquisition related payments primarily related to our previous acquisition of LUCKY BRAND and $4.0 million for investments in and advances to KSJ. Net cash used in investing activities in the nine months ended October 3, 2009 primarily reflected the use of $60.2 million for capital and in-store shop expenditures and the use of $8.8 million for acquisition related payments for our previous acquisitions of LUCKY BRAND and MAC & JAC. In addition, the investing activities of our discontinued operations used $5.6 million and $0.6 million of cash in the nine months ended October 2, 2010 and October 3, 2009, respectively.
Net cash provided by financing activities was $82.4 million in the first nine months of 2010, compared to $38.1 million in the first nine months of 2009. The $44.3 million period-over-period increase primarily reflected a decrease of $24.1 million in cash paid for deferred financing fees and a $21.6 million increase in net cash provided by borrowing activities, primarily due to increased cash requirements for current year operating activities.
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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores discussed above, 38 store leases were assigned to Laura Canada, of which we remain secondarily liable for the remaining obligations on 31 such leases. As of October 2, 2010, the future aggregate payments under these leases amounted to $35.3 million and extended to various dates through 2020.
Projected 2010 capital expenditures are approximately $90.0 million, compared to $72.6 million in 2009. These expenditures primarily relate to our plan to open 35-40 retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.

As discussed below in “Off-Balance Sheet Arrangements,” we communicated out intent to purchase the underlying assets of our Ohio distribution facility in the second quarter of 2011.
Debt consisted of the following:

In thousands	October 2, 2010	January 2, 2010	October 3, 2009

5.0% Notes (a)	$481,838	$501,827	$510,182
6.0% Convertible Senior Notes(b)	73,662	71,137	70,323
Revolving credit facility	167,327	66,507	228,109
Capital lease obligations	14,052	18,680	19,729
Other	--	--	243

Total debt	$736,879	$658,151	$828,586

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.
(b)	The balance at October 2, 2010, January 2, 2010 and October 3, 2009, represented principal of $90.0 million and an unamortized debt discount of $16.3 million, $18.9 million and $19.7 million, respectively.
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
As of October 2, 2010, availability under our amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)

Revolving credit facility (a)	$350,000	$428,023	$167,327	$25,992	$156,681	$111,681

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.
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
We continued further consolidation of our warehouse operations with the closure of our Rhode Island distribution facility in May 2010. In June 2010, we paid $4.8 million and received $2.8 million of proceeds, each in connection with our former Rhode Island distribution center, which was financed under the synthetic lease. We estimate our present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term. However, pursuant to the terms of the lease, in September 2010, we communicated our intent to purchase the underlying assets of such facility and expect to close the purchase for $28.0 million in the second quarter of 2011.
In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. We have not entered into any other off-balance sheet arrangements.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of October 2, 2010, we had forward contracts maturing through December 2011 to sell 37.0 million Canadian dollars for $35.8 million and to sell 78.5 million euro for $103.5 million.
The following table summarizes the fair value and presentation in the condensed consolidated financial statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

October 2, 2010	Other current assets	$14,565	$774	Accrued expenses	$124,739	$5,531

January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091

October 3, 2009	Other current assets	--	--	Accrued expenses	116,669	7,827

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Notional		Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

October 2, 2010	Other current assets	$--	$--	Accrued expenses	$--	$--

January 2, 2010	Other current assets	--	--	Accrued expenses	12,015	690

October 3, 2009	Other current assets	1,938	2	Accrued expenses	11,979	588

The following table summarizes the effect of foreign currency exchange contracts on the condensed consolidated financial statements:

				Amount of Gain
		Location of Gain or	Amount of Gain	or (Loss)
	Amount of Gain or	(Loss) Reclassified	or (Loss)	Recognized in
	(Loss) Recognized	from Accumulated	Reclassified from	Operations on
	in Accumulated	OCI into Operations	Accumulated OCI	Derivative
	OCI on Derivative	(Effective and	into Operations	(Ineffective
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	Portion)

Nine months ended October 2, 2010	$1,174	Cost of goods sold	$(4,031)	$(277)

Nine months ended October 3, 2009	(6,886)	Cost of goods sold	2,766	(1,003)

Three months ended October 2, 2010	(7,787)	Cost of goods sold	1,517	(153)

Three months ended October 3, 2009	(7,246)	Cost of goods sold	(3,137)	(879)
As of October 2, 2010, approximately $0.4 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next twelve months as the inventory is sold.
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
The related translation gains (losses) recorded within Other comprehensive loss were $8.2 million and $(14.4) million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $(17.3) million and $(12.5) million for the three months ended October 2, 2010 and October 3, 2009, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first quarter of 2010, we dedesignated an additional 66.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries due to a further decline in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $12.1 million and $(9.9) million for the nine months ended October 2, 2010 and October 3, 2009, respectively, and $(25.7) million and $(8.6) million for the three months ended October 2, 2010 and October 3, 2009, respectively, are reflected within Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were no significant changes in our critical accounting policies during the nine months ended October 2, 2010. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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
We do not speculate on the future direction of interest rates. As of October 2, 2010, January 2, 2010 and October 3, 2009, our exposure to changing market rates was as follows:

In millions	October 2, 2010	January 2, 2010	October 3, 2009

Variable rate debt	$167.3	$66.5	$228.1
Average interest rate	4.55%	6.87%	6.85%
A ten percent change in the average rate would have resulted in a $0.4 million change in interest expense during the nine months ended October 2, 2010.
As of October 2, 2010, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our euro Notes and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
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
At October 2, 2010, January 2, 2010 and October 3, 2009, we had forward contracts aggregating to $139.3 million, $97.4 million and $119.5 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $15.7 million and $11.1 million at January 2, 2010 and October 3, 2009, respectively. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were $(2.2) million at October 2, 2010, $(2.5) million at January 2, 2010 and $(7.8) million at October 3, 2009. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $12.8 million at October 2, 2010. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $14.9 million at October 2, 2010. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in certain euro functional currency subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), we dedesignated 209.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $28.8 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net.

Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $28.8 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net.
We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the New York Supreme Court in New York County on January 21, 2010. The complaint alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arose from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint sought an award of $100.0 million in compensatory damages plus punitive damages. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a claim. On October 12, 2010, the Court issued an order granting the motion and dismissing all of The Levy Group, Inc.’s claims with prejudice. The Levy Group, Inc. has until November 18, 2010 to file a notice of appeal with respect to this order.
A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company’s wholesale business. The Company believes that the allegations contained in the complaint are without merit, and the Company intends to defend this lawsuit vigorously. The Company moved to dismiss Plaintiffs’ Second Amended Complaint on October 4, 2010.
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
There have not been any material changes during the quarter ended October 2, 2010 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, other than the following:
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
Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty and outlet stores, normal maintenance activities and the purchase of our Ohio distribution facility in the second quarter of 2011; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.
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
During the first nine months of 2010, we received $171.1 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

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
The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended October 2, 2010, the Convertible Notes are convertible during the fourth quarter of 2010. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 principal amount of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended October 2, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands) (a)	Paid Per Share	(In thousands)	(In thousands) (b)
July 4, 2010 - July 31, 2010	3.8	$4.74	--	$28,749
August 1, 2010 - September 4, 2010	11.4	4.48	--	28,749
September 5, 2010 - October 2, 2010	--	--	--	28,749

Total -13 Weeks Ended October 2, 2010	15.2	$4.54	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Form of Award for Liz Claiborne, Inc. 2010 Profitability Incentive Awards.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 4, 2010

	LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

	By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

		ANDREW WARREN		ELAINE H. GOODELL
		Chief Financial Officer		Vice President - Corporate Controller and
		(Principal financial officer)		Chief Accounting Officer
(Principal accounting officer)